Form 10-Q
period 2016-09-30
LAKELAND FINANCIAL CORP
filed 2016-11-09
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer _    Accelerated filer X    Non-accelerated filer _ (do not check if a smaller reporting company)    Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes _    No X

Number of shares of common stock outstanding at October 31, 2016:  25,081,087

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$252,978	$67,484
Short-term investments	25,400	13,190
Total cash and cash equivalents	278,378	80,674

Securities available for sale (carried at fair value)	502,223	478,071
Real estate mortgage loans held for sale	5,447	3,294

Loans, net of allowance for loan losses of $42,853 and $43,610	3,237,308	3,037,319

Land, premises and equipment, net	52,167	46,684
Bank owned life insurance	70,712	69,698
Federal Reserve and Federal Home Loan Bank stock	8,373	7,668
Accrued interest receivable	10,548	9,462
Goodwill	4,970	4,970
Other assets	27,194	28,446
Total assets	$4,197,320	$3,766,286

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$770,079	$715,093
Interest bearing deposits	2,881,863	2,468,328
Total deposits	3,651,942	3,183,421

Short-term borrowings
Securities sold under agreements to repurchase	60,198	69,622
Other short-term borrowings	0	70,000
Total short-term borrowings	60,198	139,622

Long-term borrowings	32	34
Subordinated debentures	30,928	30,928
Accrued interest payable	5,142	3,773
Other liabilities	21,698	15,607
Total liabilities	3,769,940	3,373,385

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,081,087 shares issued and 24,923,694 outstanding as of September 30, 2016
24,962,477 shares issued and 24,819,066 outstanding as of December 31, 2015	103,064	99,123
Retained earnings	319,118	294,002
Accumulated other comprehensive income	7,992	2,142
Treasury stock, at cost (2016 - 157,393 shares, 2015 - 143,411 shares)	(2,883)	(2,455)
Total stockholders' equity	427,291	392,812
Noncontrolling interest	89	89
Total equity	427,380	392,901
Total liabilities and equity	$4,197,320	$3,766,286

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET INTEREST INCOME
Interest and fees on loans
Taxable	$31,538	$27,981	$92,086	$81,553
Tax exempt	110	116	332	350
Interest and dividends on securities
Taxable	2,277	2,009	7,120	6,459
Tax exempt	969	844	2,811	2,515
Interest on short-term investments	185	16	295	43
Total interest income	35,079	30,966	102,644	90,920

Interest on deposits	5,032	3,973	13,921	11,551
Interest on borrowings
Short-term	37	43	283	138
Long-term	291	239	866	756
Total interest expense	5,360	4,255	15,070	12,445

NET INTEREST INCOME	29,719	26,711	87,574	78,475

Provision for loan losses	0	0	0	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	29,719	26,711	87,574	78,475

NONINTEREST INCOME
Wealth advisory fees	1,307	1,103	3,600	3,393
Investment brokerage fees	252	405	752	1,208
Service charges on deposit accounts	3,153	2,806	8,776	7,753
Loan, insurance and service fees	2,105	2,147	5,835	5,616
Merchant card fee income	552	485	1,576	1,332
Bank owned life insurance income	392	221	1,054	956
Other income	763	455	1,278	2,090
Mortgage banking income	494	280	1,205	1,020
Net securities gains/(losses)	0	0	52	42
Total noninterest income	9,018	7,902	24,128	23,410

NONINTEREST EXPENSE
Salaries and employee benefits	10,832	9,854	31,029	29,021
Net occupancy expense	1,068	919	3,205	2,918
Equipment costs	1,018	870	2,828	2,699
Data processing fees and supplies	1,983	1,950	6,135	5,655
Corporate and business development	1,021	780	2,641	2,284
FDIC insurance and other regulatory fees	458	521	1,538	1,518
Professional fees	819	694	2,505	2,111
Other expense	1,560	1,619	4,708	4,643
Total noninterest expense	18,759	17,207	54,589	50,849

INCOME BEFORE INCOME TAX EXPENSE	19,978	17,406	57,113	51,036
Income tax expense	6,498	5,841	18,551	16,955
NET INCOME	$13,480	$11,565	$38,562	$34,081

BASIC WEIGHTED AVERAGE COMMON SHARES	25,069,434	24,944,067	25,044,596	24,916,033
BASIC EARNINGS PER COMMON SHARE	$0.54	$0.46	$1.54	$1.37
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,457,892	25,271,975	25,418,884	25,213,249
DILUTED EARNINGS PER COMMON SHARE	$0.53	$0.46	$1.52	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$13,480	$11,565	$38,562	$34,081
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(3,333)	3,764	8,369	2,196
Reclassification adjustment for (gains) losses included in net income	0	0	(52)	(42)
Net securities gain (loss) activity during the period	(3,333)	3,764	8,317	2,154
Tax effect	1,128	(1,488)	(2,564)	(884)
Net of tax amount	(2,205)	2,276	5,753	1,270
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	0	0	0	(276)
Amortization of net actuarial loss	53	61	161	183
Net gain (loss) activity during the period	53	61	161	(93)
Tax effect	(21)	(24)	(64)	28
Net of tax amount	32	37	97	(65)

Total other comprehensive income (loss), net of tax	(2,173)	2,313	5,850	1,205

Comprehensive income	$11,307	$13,878	$44,412	$35,286

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income	Stock	Equity

Balance at January 1, 2015	24,698,431	$96,121	$263,345	$3,830	$(2,000)	$361,296
Comprehensive income:
Net income			34,081			34,081
Other comprehensive income (loss), net of tax				1,205		1,205
Cash dividends declared, $0.47 per share			(11,634)			(11,634)
Treasury shares purchased under deferred
directors' plan	(15,613)	432			(432)	0
Stock activity under equity compensation plans	128,617	(138)				(138)
Stock based compensation expense		1,801				1,801
Balance at September30, 2015	24,811,435	$98,216	$285,792	$5,035	$(2,432)	$386,611

Balance at January 1, 2016	24,819,066	$99,123	$294,002	$2,142	$(2,455)	$392,812
Comprehensive income:
Net income			38,562			38,562
Other comprehensive income (loss), net of tax				5,850		5,850
Cash dividends declared, $0.54 per share			(13,446)			(13,446)
Treasury shares purchased under deferred
directors' plan	(13,982)	428			(428)	0
Stock activity under equity compensation plans	118,646	319				319
Stock based compensation expense		3,194				3,194
Fractional shares retired due to 3-for-2 stock split	(36)
Balance September 30, 2016	24,923,694	$103,064	$319,118	$7,992	$(2,883)	$427,291

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Nine Months Ended September 30	2016	2015
Cash flows from operating activities:
Net income	$38,562	$34,081
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,126	2,848
Net (gain) loss on sale and write down of other real estate owned	7	(27)
Amortization of loan servicing rights	455	416
Loans originated for sale	(51,337)	(58,035)
Net gain on sales of loans	(1,473)	(1,299)
Proceeds from sale of loans	50,137	57,224
Net loss on sales of premises and equipment	31	8
Net gain on sales and calls of securities available for sale	(52)	(42)
Net securities amortization	2,167	3,446
Stock based compensation expense	3,194	1,801
Earnings on life insurance	(1,054)	(956)
Tax benefit of stock option exercises	(615)	(126)
Net change:
Interest receivable and other assets	(1,734)	65
Interest payable and other liabilities	8,053	3,703
Total adjustments	10,905	9,026
Net cash from operating activities	49,467	43,107

Cash flows from investing activities:
Proceeds from sale of securities available for sale	6,929	7,787
Proceeds from maturities, calls and principal paydowns of
securities available for sale	52,215	59,403
Purchases of securities available for sale	(77,094)	(70,228)
Purchase of life insurance	(379)	(260)
Net increase in total loans	(200,053)	(212,329)
Proceeds from sales of land, premises and equipment	9	699
Purchases of land, premises and equipment	(8,649)	(5,585)
Proceeds from redemption of Federal Home Loan Bank Stock	0	1,745
Purchase of Federal Home Loan Bank Stock	(705)	0
Proceeds from sales of other real estate	111	878
Distribution from life insurance	313	0
Net cash from investing activities	(227,303)	(217,890)

Cash flows from financing activities:
Net increase in total deposits	468,521	274,414
Net decrease in short-term borrowings	(79,424)	(79,993)
Payments on long-term borrowings	(2)	(1)
Common dividends paid	(13,433)	(11,621)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	319	(138)
Purchase of treasury stock	(428)	(432)
Net cash from financing activities	375,540	182,216
Net change in cash and cash equivalents	197,704	7,433
Cash and cash equivalents at beginning of the period	80,674	90,638
Cash and cash equivalents at end of the period	$278,378	$98,071
Cash paid during the period for:
Interest	$13,701	$11,679
Income taxes	15,113	15,416
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	64	801

Securities purchases payable	2,355	0

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2016. The Company's 2015 Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
September 30, 2016
U.S. Treasury securities	$989	$50	$0	$1,039
U.S. government sponsored agencies	6,586	108	0	6,694
Agency residential mortgage-backed securities	345,135	10,026	(199)	354,962
State and municipal securities	135,028	4,755	(255)	139,528
Total	$487,738	$14,939	$(454)	$502,223

December 31, 2015
U.S. Treasury securities	$988	$15	$0	$1,003
U.S. government sponsored agencies	7,178	19	(77)	7,120
Agency residential mortgage-backed securities	357,984	5,087	(2,399)	360,672
State and municipal securities	105,753	3,773	(250)	109,276
Total	$471,903	$8,894	$(2,726)	$478,071

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of September 30, 2016 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$3,160	$3,194
Due after one year through five years	20,518	21,235
Due after five years through ten years	47,890	50,469
Due after ten years	71,035	72,363
	142,603	147,261
Mortgage-backed securities	345,135	354,962
Total debt securities	$487,738	$502,223

Securities proceeds, gross gains and gross losses are presented below.

	Nine months ended September 30,
(dollars in thousands)	2016	2015
Sales of securities available for sale
Proceeds	$6,929	$7,787
Gross gains	65	42
Gross losses	13	0

The Company sold four securities with a total book value of $6.9 million and a total fair value of $7.0 million during the first nine months of 2016.  The Company sold two securities with a total book value of $7.7 million and a total fair value of $7.8 million during the first nine months of 2015.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $182.5 million and $122.7 million were pledged as of September 30, 2016 and December 31, 2015, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of September 30, 2016 and December 31, 2015 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2016
Agency residential mortgage-backed
securities	$12,252	$(31)	$7,532	$(168)	$19,784	$(199)
State and municipal securities	17,270	(153)	2,409	(102)	19,679	(255)
Total temporarily impaired	$29,522	$(184)	$9,941	$(270)	$39,463	$(454)

December 31, 2015
U.S. government sponsored agencies	$0	$0	$3,895	$(77)	$3,895	$(77)
Agency residential mortgage-backed
securities	151,792	(1,521)	30,116	(878)	181,908	(2,399)
State and municipal securities	11,364	(78)	8,326	(172)	19,690	(250)
Total temporarily impaired	$163,156	$(1,599)	$42,337	$(1,127)	$205,493	$(2,726)

The total number of securities with unrealized losses as of September 30, 2016 and December 31, 2015 is presented below.

	Less than	12 months
	12 months	or more	Total
September 30, 2016
Agency residential mortgage-backed securities	5	3	8
State and municipal securities	22	4	26
Total temporarily impaired	27	7	34

December 31, 2015
U.S. government sponsored agencies	0	1	1
Agency residential mortgage-backed securities	46	9	55
State and municipal securities	21	12	33
Total temporarily impaired	67	22	89

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. As of September 30, 2016 and December 31, 2015, ninety-nine percent of the securities in the Company's portfolio are backed by the U.S. government, government agencies, government sponsored agencies or are A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government-sponsored agency and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	September 30,		December 31,
(dollars in thousands)	2016		2015
Commercial and industrial loans:
Working capital lines of credit loans	$609,382	18.6%	$581,025	18.9%
Non-working capital loans	641,599	19.6	598,487	19.4
Total commercial and industrial loans	1,250,981	38.1	1,179,512	38.3

Commercial real estate and multi-family residential loans:
Construction and land development loans	221,436	6.7	230,719	7.5
Owner occupied loans	468,582	14.3	412,026	13.4
Nonowner occupied loans	408,620	12.5	407,883	13.2
Multifamily loans	127,784	3.9	79,425	2.6
Total commercial real estate and multi-family residential loans	1,226,422	37.4	1,130,053	36.7

Agri-business and agricultural loans:
Loans secured by farmland	152,719	4.7	164,375	5.3
Loans for agricultural production	156,770	4.8	141,719	4.6
Total agri-business and agricultural loans	309,489	9.4	306,094	9.9

Other commercial loans	89,850	2.7	85,075	2.8
Total commercial loans	2,876,742	87.7	2,700,734	87.7

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	161,907	4.9	158,062	5.1
Open end and junior lien loans	170,140	5.2	163,700	5.3
Residential construction and land development loans	12,801	0.4	9,341	0.3
Total consumer 1-4 family mortgage loans	344,848	10.5	331,103	10.7

Other consumer loans	58,957	1.8	49,113	1.6
Total consumer loans	403,805	12.3	380,216	12.3
Subtotal	3,280,547	100.0%	3,080,950	100.0%
Less: Allowance for loan losses	(42,853)		(43,610)
Net deferred loan fees	(386)		(21)
Loans, net	$3,237,308		$3,037,319

The recorded investment in loans does not include accrued interest.

The Company had $293,000 in residential real estate loans in the process of foreclosure as of September 30, 2016, compared to $301,000 as of December 31, 2015.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended September 30, 2016 and 2015:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2016
Beginning balance, July 1	$20,935	$12,637	$3,047	$365	$2,934	$333	$2,996	$43,247
Provision for loan losses	(715)	650	56	18	72	70	(151)	0
Loans charged-off	(168)	(331)	0	0	(224)	(50)	0	(773)
Recoveries	268	17	5	0	69	20	0	379
Net loans charged-off	100	(314)	5	0	(155)	(30)	0	(394)
Ending balance	$20,320	$12,973	$3,108	$383	$2,851	$373	$2,845	$42,853

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2015
Beginning balance, July 1	$22,360	$13,112	$1,881	$358	$3,473	$392	$3,240	$44,816
Provision for loan losses	(88)	(235)	103	11	14	(13)	208	0
Loans charged-off	(2)	0	0	0	(152)	(74)	0	(228)
Recoveries	43	14	5	0	21	23	0	106
Net loans charged-off	41	14	5	0	(131)	(51)	0	(122)
Ending balance	$22,313	$12,891	$1,989	$369	$3,356	$328	$3,448	$44,694

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine-month periods ended September 30, 2016 and 2015:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Nine Months Ended September 30, 2016
Beginning balance, January 1	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610
Provision for loan losses	(1,057)	771	649	(191)	(295)	118	5	0
Loans charged-off	(542)	(499)	0	0	(354)	(140)	0	(1,535)
Recoveries	355	228	14	0	105	76	0	778
Net loans charged-off	(187)	(271)	14	0	(249)	(64)	0	(757)
Ending balance	$20,320	$12,973	$3,108	$383	$2,851	$373	$2,845	$42,853

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Nine Months Ended September 30, 2015
Beginning balance, January 1	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262
Provision for loan losses	240	(856)	184	215	149	(64)	132	0
Loans charged-off	(878)	(459)	0	(122)	(292)	(180)	0	(1,931)
Recoveries	166	53	15	0	40	89	0	363
Net loans charged-off	(712)	(406)	15	(122)	(252)	(91)	0	(1,568)
Ending balance	$22,313	$12,891	$1,989	$369	$3,356	$328	$3,448	$44,694

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
September 30, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,770	$272	$0	$0	$331	$50	$0	$3,423
Collectively evaluated for impairment	17,550	12,701	3,108	383	2,520	323	2,845	39,430
Total ending allowance balance	$20,320	$12,973	$3,108	$383	$2,851	$373	$2,845	$42,853

Loans:
Loans individually evaluated for impairment	$8,095	$8,633	$283	$12	$1,523	$56	$0	$18,602
Loans collectively evaluated for impairment	1,242,900	1,216,429	309,280	89,835	344,335	58,780	0	3,261,559
Total ending loans balance	$1,250,995	$1,225,062	$309,563	$89,847	$345,858	$58,836	$0	$3,280,161

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,781	$465	$0	$5	$358	$50	$0	$3,659
Collectively evaluated for impairment	18,783	12,008	2,445	569	3,037	269	2,840	39,951
Total ending allowance balance	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610

Loans:
Loans individually evaluated for impairment	$8,286	$9,823	$471	$12	$1,927	$60	$0	$20,579
Loans collectively evaluated for impairment	1,171,407	1,119,150	305,707	85,059	330,072	48,955	0	3,060,350
Total ending loans balance	$1,179,693	$1,128,973	$306,178	$85,071	$331,999	$49,015	$0	$3,080,929

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2016:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$540	$385	$0
Non-working capital loans	3,526	1,477	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	146	146	0
Owner occupied loans	2,635	2,454	0
Nonowner occupied loans	4,674	4,677	0
Multifamily loans	381	50	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Other commercial loans	12	12	0
Consumer 1-4 family loans:
Closed end first mortgage loans	143	105	0
Open end and junior lien loans	369	156	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,311	1,310	414
Non-working capital loans	4,925	4,923	2,356
Commercial real estate and multi-family residential loans:
Construction and land development loans	164	164	1
Owner occupied loans	1,143	1,142	271
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,329	1,262	331
Other consumer loans	56	56	50
Total	$21,957	$18,602	$3,423

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$20	$20	$0
Non-working capital loans	2,390	623	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,762	3,223	0
Nonowner occupied loans	4,894	4,898	0
Agri-business and agricultural loans:
Loans secured by farmland	969	471	0
Consumer 1-4 family loans:
Closed end first mortgage loans	45	45	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,318	1,318	535
Non-working capital loans	8,617	6,325	2,246
Commercial real estate and multi-family residential loans:
Construction and land development loans	364	364	71
Owner occupied loans	949	949	232
Multifamily loans	389	389	162
Other commercial loans	12	12	5
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,695	1,629	331
Open end and junior lien loans	253	253	27
Other consumer loans	60	60	50
Total	$25,737	$20,579	$3,659

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended September 30, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$387	$8	$0
Non-working capital loans	1,473	8	5
Commercial real estate and multi-family residential loans:
Construction and land development loans	275	0	0
Owner occupied loans	2,475	2	2
Nonowner occupied loans	4,690	88	88
Multifamily loans	17	0	0
Agri-business and agricultural loans:
Loans secured by farmland	346	0	0
Loans for ag production	676	0	0
Other commercial loans	4	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	82	0	0
Open end and junior lien loans	52	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,336	11	11
Non-working capital loans	4,538	35	33
Commercial real estate and multi-family residential loans:
Construction and land development loans	55	1	3
Owner occupied loans	1,150	0	0
Multifamily loans	254	2	1
Other commercial loans	8	0	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,378	5	4
Open end and junior lien loans	247	0	0
Other consumer loans	57	1	1
Total	$19,500	$161	$149

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended September 30, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$20	$0	$0
Non-working capital loans	709	1	1
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,442	0	0
Nonowner occupied loans	5,404	26	27
Agri-business and agricultural loans:
Loans secured by farmland	474	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	415	0	0
Open end and junior lien loans	130	0	0
Other consumer loans	5	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,202	3	4
Non-working capital loans	6,092	47	43
Commercial real estate and multi-family residential loans:
Construction and land development loans	351	4	2
Owner occupied loans	2,682	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,125	15	14
Other consumer loans	99	1	2
Total	$22,150	$97	$93

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$300	$8	$8
Non-working capital loans	901	8	5
Commercial real estate and multi-family residential loans:
Construction and land development loans	92	0	0
Owner occupied loans	2,578	2	2
Nonowner occupied loans	4,760	205	200
Multifamily loans	6	0	0
Agri-business and agricultural loans:
Loans secured by farmland	429	0	0
Loans for ag production	902	5	4
Other commercial loans	1	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	93	0	0
Open end and junior lien loans	17	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,176	21	21
Non-working capital loans	4,417	103	101
Commercial real estate and multi-family residential loans:
Construction and land development loans	230	8	8
Owner occupied loans	1,023	0	0
Nonowner occupied loans	26	0	0
Multifamily loans	341	12	11
Other commercial loans	10	0	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,456	31	29
Open end and junior lien loans	221	0	0
Other consumer loans	58	3	3
Total	$19,037	$406	$393

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$0	$0
Non-working capital loans	613	2	2
Commercial real estate and multi-family residential loans:
Construction and land development loans	175	0	0
Owner occupied loans	1,950	0	0
Nonowner occupied loans	4,504	80	83
Agri-business and agricultural loans:
Loans secured by farmland	412	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	301	0	0
Open end and junior lien loans	238	0	0
Residential construction loans	14	0	0
Other consumer loans	3	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,069	19	18
Non-working capital loans	9,443	281	290
Commercial real estate and multi-family residential loans:
Construction and land development loans	391	12	11
Owner occupied loans	3,695	21	22
Nonowner occupied loans	1,090	0	0
Agri-business and agricultural loans:
Loans secured by farmland	67	0	0
Other commercial loans	3	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,608	48	44
Open end and junior lien loans	23	0	0
Other consumer loans	110	3	4
Total	$26,730	$466	$474

The following table presents the aging of the recorded investment in past due loans as of September 30, 2016 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$608,946	$0	$0	$441	$441	$609,387
Non-working capital loans	639,328	0	0	2,280	2,280	641,608
Commercial real estate and multi-family
residential loans:
Construction and land development loans	220,695	0	0	146	146	220,841
Owner occupied loans	464,521	242	0	3,513	3,755	468,276
Nonowner occupied loans	408,150	0	0	129	129	408,279
Multifamily loans	127,616	0	0	50	50	127,666
Agri-business and agricultural loans:
Loans secured by farmland	152,447	0	0	283	283	152,730
Loans for agricultural production	156,833	0	0	0	0	156,833
Other commercial loans	89,835	0	0	12	12	89,847
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	160,080	1,280	6	242	1,528	161,608
Open end and junior lien loans	171,171	153	0	156	309	171,480
Residential construction loans	12,770	0	0	0	0	12,770
Other consumer loans	58,773	63	0	0	63	58,836
Total	$3,271,165	$1,738	$6	$7,252	$8,996	$3,280,161

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$579,081	$350	$0	$913	$1,263	$580,344
Non-working capital loans	595,154	0	0	4,195	4,195	599,349
Commercial real estate and multi-family
residential loans:
Construction and land development loans	230,336	0	0	0	0	230,336
Owner occupied loans	407,229	310	0	4,172	4,482	411,711
Nonowner occupied loans	404,146	423	0	3,000	3,423	407,569
Multi-family loans	79,357	0	0	0	0	79,357
Agri-business and agricultural loans:
Loans secured by farmland	163,911	0	0	471	471	164,382
Loans for agricultural production	141,706	90	0	0	90	141,796
Other commercial loans	85,071	0	0	0	0	85,071
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	156,525	1,187	0	49	1,236	157,761
Open end and junior lien loans	164,582	83	0	253	336	164,918
Residential construction loans	9,320	0	0	0	0	9,320
Other consumer loans	48,687	328	0	0	328	49,015
Total	$3,065,105	$2,771	$0	$13,053	$15,824	$3,080,929

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.9 million and $2.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2016 and December 31, 2015. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	September 30	December 31
(dollars in thousands)	2016	2015
Accruing troubled debt restructured loans	$10,579	$6,260
Nonaccrual troubled debt restructured loans	5,885	10,914
Total troubled debt restructured loans	$16,464	$17,174

During the period ended September 30, 2016, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

During the three months ending September 30, 2016, there were renewal terms, which are considered additional concessions, offered to six borrowers under financial duress with previously identified troubled debt restructured loans which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing a similar risk profile. In these instances, it was determined that a concession had been granted. The loans to five of the borrowers were for commercial real estate buildings where the collateral value and cash flows from the companies occupying the buildings do not support the loans with recorded investments of $2,309,000.  The loan to the other borrower was a commercial and industrial non-working capital loan with a recorded investment of $36,000.  These concessions are not included in the table below.

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

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the three-months ended March 31, 2016.  The loans to two of the borrowers are for commercial real estate buildings where the collateral value and cash flows from the companies occupying the buildings do not support the loans with recorded investments of $542,000.  The other loans were to a borrower engaged in land development, where the aggregate recorded investment totaled $484,000.  These concessions are not included in the table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended September 30, 2016:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	2	$1,066	$1,066	2	60-356
Total	2	$1,066	$1,066	2	60-356

The following table presents loans by class modified as new troubled debt restructurings that occurred during the nine months ended September 30, 2016:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	5	$1,841	$1,842	5	9-356
Commercial real estate and multi-
family residential loans:
Owner occupied loans	2	640	640	2	13-15
Total	7	$2,481	$2,482	7	9-356

For the three month period ended September 30, 2016, the commercial and industrial troubled debt restructurings described above decreased the allowance for loan losses by $342,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $111,000.  For the nine month period ended September 30, 2016, the commercial and industrial troubled debt restructurings described above decreased the allowance for loan losses by $221,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $126,000.

No charge-offs resulted from any troubled debt restructurings described above during the three or nine month periods ended September 30, 2016.

During the quarter ended September 30, 2015, there were renewal terms offered to one borrower under financial duress with a previously identified troubled debt restructured loan which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for a loan bearing a similar risk profile. In this instance, it was determined that a concession had been granted. The loan to the borrower is for a commercial and industrial working capital loan with a recorded investment of $2.5 million.  This concession is not included in the table below.

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended September 30, 2015:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Consumer 1-4 family loans:
Closed end first mortgage loans	1	$65	$65	1	208
Total	1	$65	$65	1	208

The following table presents loans by class modified as new troubled debt restructurings that occurred during the nine months ended September 30, 2015:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	2	$564	$564
Non-working capital loans	1	783	783	1	12
Commercial real estate and multi-
family residential loans:
Owner occupied loans	2	855	855	1	6
Consumer 1-4 family loans:
Closed end first mortgage loans	1	65	78	1	208
Total	6	$2,267	$2,280	3	6-208

For the three month period ended September 30, 2015, the commercial and industrial troubled debt restructurings described above decreased the allowance for loan losses by $68,000, the commercial real estate and multi-family residential loan troubled debt restructurings increased the allowance for loan losses by $9,000 and the consumer 1-4 family loan troubled debt restructuring described above increased the allowance by $13,000.  For the nine month period ended September 30, 2015, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $102,000, the commercial real estate and multi-family residential loan troubled debt restructurings decreased the allowance for loan losses by $13,000 and the consumer 1-4 family loan troubled debt restructuring increased the allowance by $11,000.

No charge-offs resulted from any troubled debt restructurings described above during the three and nine month period ended September 30, 2015.

There were no troubled debt restructurings that had payment defaults within the twelve months following modification during the three or nine month periods ended September 30, 2016 and 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of September 30, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$558,233	$25,740	$25,397	$0	$17	$609,387
Non-working capital loans	578,091	35,026	24,826	0	3,665	641,608
Commercial real estate and multi-
family residential loans:
Construction and land development loans	219,668	1,027	146	0	0	220,841
Owner occupied loans	442,334	10,656	15,286	0	0	468,276
Nonowner occupied loans	403,450	2,723	2,106	0	0	408,279
Multifamily loans	127,615	0	51	0	0	127,666
Agri-business and agricultural loans:
Loans secured by farmland	149,446	3,001	283	0	0	152,730
Loans for agricultural production	153,679	3,154	0	0	0	156,833
Other commercial loans	89,830	0	12	0	5	89,847
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	48,575	126	1,367	0	111,540	161,608
Open end and junior lien loans	6,542	0	0	0	164,938	171,480
Residential construction loans	0	0	0	0	12,770	12,770
Other consumer loans	15,176	0	56	0	43,604	58,836
Total	$2,792,639	$81,453	$69,530	$0	$336,539	$3,280,161

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$538,899	$32,601	$8,844	$0	$0	$580,344
Non-working capital loans	549,771	35,910	10,566	0	3,102	599,349
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	227,996	2,340	0	0	0	230,336
Owner occupied loans	378,847	23,522	9,342	0	0	411,711
Nonowner occupied loans	394,387	10,953	2,229	0	0	407,569
Multi-family loans	78,968	0	389	0	0	79,357
Agri-business and agricultural loans:
Loans secured by farmland	163,911	0	471	0	0	164,382
Loans for agricultural production	141,796	0	0	0	0	141,796
Other commercial loans	85,056	0	12	0	3	85,071
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	43,231	126	1,769	0	112,635	157,761
Open end and junior lien loans	8,373	0	1,616	0	154,929	164,918
Residential construction loans	0	0	0	0	9,320	9,320
Other consumer loans	13,940	0	60	0	35,015	49,015
Total	$2,625,175	$105,452	$35,298	$0	$315,004	$3,080,929

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

Mortgage servicing rights:  As of September 30, 2016, the fair value of the Company's Level 3 servicing assets for residential mortgage loans was $3.1 million, none of which are currently impaired and therefore are carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 3.87%, a weighted average maturity of 19 years and are secured by homes generally within the Company's market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At September 30, 2016, the constant prepayment speed (PSA) used was 229 and the discount rate used was 9.4%.  At December 31, 2015, the PSA used was 181 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,039	$ 0	$ 0	$ 1,039
U.S. government sponsored agency securities	0	6,694	0	6,694
Mortgage-backed securities	0	354,962	0	354,962
State and municipal securities	0	138,848	680	139,528
Total Securities	1,039	500,504	680	502,223
Mortgage banking derivative	0	380	0	380
Interest rate swap derivative	0	6,104	0	6,104
Total assets	$ 1,039	$ 506,988	$ 680	$ 508,707

Liabilities
Mortgage banking derivative	0	30	0	30
Interest rate swap derivative	0	6,584	0	6,584
Total liabilities	$ 0	$ 6,614	$ 0	$ 6,614

	December 31, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,003	$ 0	$ 0	$ 1,003
U.S. government sponsored agency securities	0	7,120	0	7,120
Mortgage-backed securities	0	360,672	0	360,672
State and municipal securities	0	108,725	551	109,276
Total Securities	1,003	476,517	551	478,071
Mortgage banking derivative	0	165	0	165
Interest rate swap derivative	0	1,732	0	1,732
Total assets	$ 1,003	$ 478,414	$ 551	$ 479,968

Liabilities
Mortgage banking derivative	0	1	0	1
Interest rate swap derivative	0	1,748	0	1,748
Total liabilities	$ 0	$ 1,749	$ 0	$ 1,749

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016 and there were no transfers between Level 1 and Level 2 during 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and 2015:

	State and Municipal Securities
(dollars in thousands)	2016	2015
Balance of recurring Level 3 assets at January 1	$ 551	$ 850
Transfers into Level 3	339	0
Changes in fair value of securities
included in other comprehensive income	0	(3)
Principal payments	(210)	(40)
Balance of recurring Level 3 assets at September 30	$ 680	$ 807

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

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	September 30, 2016	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 680	Price to type, par, call	Discount to benchmark index	0-8%
(4.31%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 881	$ 881
Non-working capital loans	0	0	2,352	2,352
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	163	163
Owner occupied loans	0	0	872	872
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	75	75
Total impaired loans	$ 0	$ 0	$ 4,343	$ 4,343
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 4,418	$ 4,418

	December 31, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 753	$ 753
Non-working capital loans	0	0	2,083	2,083
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	293	293
Owner occupied loans	0	0	717	717
Multifamily loans	0	0	227	227
Other commercial loans	0	0	7	7
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	245	245
Open end and junior lien loans	0	0	226	226
Total impaired loans	$ 0	$ 0	$ 4,551	$ 4,551
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 4,626	$ 4,626

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2016:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 3,233	Collateral based	Discount to reflect	39%	(15% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate and	1,035	Collateral based	Discount to reflect	21%	(1% - 58%)
multi-family residential loans		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	75	Collateral based	Discount to reflect	46%	(16% - 80%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2015:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 2,836	Collateral based	Discount to reflect	46%	(5% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,237	Collateral based	Discount to reflect	31%	(19% - 53%)
multi-family residential loans		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other commercial	7	Collateral based	Discount to reflect	43%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	471	Collateral based	Discount to reflect	26%	(11% - 42%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $6.7 million, with a valuation allowance of $2.4 million at September 30, 2016, resulting in a net decrease in the provision for loan losses of $100,000 and $0, respectively, in the three and nine months ended September 30, 2016.  At September 30, 2015, impaired loans had a gross carrying amount of $8.7 million, with a valuation allowance of $3.0 million, resulting in a net increase in the provision for loan losses of $800,000 in the three months ended September 30, 2015, and a net reduction in the provision for loan losses of $500,000 in the nine months ended September 30, 2015.

Other real estate owned measured at fair value less costs to sell, at both September 30, 2016 and September 30, 2015, had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, all of which was written down during 2012.

The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items which are not financial instruments are not included.

	September 30, 2016
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 278,378	$ 276,471	$ 1,907	$ 0	$ 278,378
Securities available for sale	502,223	1,039	500,504	680	502,223
Real estate mortgages held for sale	5,447	0	5,557	0	5,557
Loans, net	3,237,308	0	0	3,219,296	3,219,296
Federal Home Loan Bank stock	4,953	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	10,548	8	2,153	8,387	10,548
Financial Liabilities:
Certificates of deposit	(1,319,610)	0	(1,327,419)	0	(1,327,419)
All other deposits	(2,332,332)	(2,332,332)	0	0	(2,332,332)
Securities sold under agreements
to repurchase	(60,198)	0	(60,198)	0	(60,198)
Other short-term borrowings	0	0	0	0	0
Long-term borrowings	(32)	0	(34)	0	(34)
Subordinated debentures	(30,928)	0	0	(31,204)	(31,204)
Standby letters of credit	(344)	0	0	(344)	(344)
Accrued interest payable	(5,142)	(77)	(5,062)	(3)	(5,142)

	December 31, 2015
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 80,674	$ 79,074	$ 1,602	$ 0	$ 80,676
Securities available for sale	478,071	1,003	476,517	551	478,071
Real estate mortgages held for sale	3,294	0	3,340	0	3,340
Loans, net	3,037,319	0	0	3,029,533	3,029,533
Federal Home Loan Bank stock	4,248	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,462	3	2,301	7,158	9,462
Financial Liabilities:
Certificates of deposit	(997,514)	0	(1,002,452)	0	(1,002,452)
All other deposits	(2,185,907)	(2,185,907)	0	0	(2,185,907)
Securities sold under agreements
to repurchase	(69,622)	0	(69,622)	0	(69,622)
Other short-term borrowings	(70,000)	0	(70,003)	0	(70,003)
Long-term borrowings	(34)	0	(37)	0	(37)
Subordinated debentures	(30,928)	0	0	(31,211)	(31,211)
Standby letters of credit	(381)	0	0	(381)	(381)
Accrued interest payable	(3,773)	(86)	(3,684)	(3)	(3,773)

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

Securities sold under agreements to repurchase of $60.2 million and $69.6 million, which mature on demand, are secured by mortgage-backed securities with a carrying amount of $105.1 million and $117.5 million at September 30, 2016 and December 31, 2015, respectively.  Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Nine Months Ended September 30,				Three Months Ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(dollars in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Interest cost	$79	$77	$34	$34	$27	$25	$10	$11
Expected return on plan assets	(104)	(104)	(53)	(57)	(34)	(34)	(17)	(18)
Recognized net actuarial (gain) loss	101	121	60	62	33	40	20	21
Net pension expense (benefit)	$76	$94	$41	$39	$26	$31	$13	$14

The Company previously disclosed in its financial statements for the year ended December 31, 2015 that it expected to contribute $321,000 to its pension plan and $76,000 to its Supplemental Executive Retirement Plan ("SERP") in 2016.  The Company has contributed $246,000 to its pension plan and $76,000 to its SERP as of September 30, 2016.  The Company expects to contribute $75,000 to its pension plan during the remainder of 2016.  The Company does not expect to make any additional contributions to its SERP during the remainder of 2016.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at September 30, 2016 and December 31, 2015.

	September 30, 2016
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$6,104	$0	$6,104	$0	$0	$6,104
Total Assets	$6,104	$0	$6,104	$0	$0	$6,104
Liabilities
Interest Rate Swap Derivatives	$6,584	$0	$6,584	$0	$(6,560)	$24
Repurchase Agreements	60,198	0	60,198	(60,198)	0	0
Total Liabilities	$66,782	$0	$66,782	$(60,198)	$(6,560)	$24

	December 31, 2015
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$1,732	$0	$1,732	$0	$0	$1,732
Total Assets	$1,732	$0	$1,732	$0	$0	$1,732
Liabilities
Interest Rate Swap Derivatives	$1,748	$0	$1,748	$0	$(1,660)	$88
Repurchase Agreements	69,622	0	69,622	(69,622)	0	0
Total Liabilities	$71,370	$0	$71,370	$(69,622)	$(1,660)	$88

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares outstanding for basic earnings per common share*	25,069,434	24,944,067	25,044,596	24,916,033
Dilutive effect of stock options, awards and warrants*	388,458	327,908	374,288	297,216
Weighted average shares outstanding for diluted earnings per common share*	25,457,892	25,271,975	25,418,884	25,213,249

Basic earnings per common share*	$0.54	$0.46	$1.54	$1.37
Diluted earnings per common share*	$0.53	$0.46	$1.52	$1.35

* Share and per share data has been adjusted for a 3-for-2 stock split in the form of a stock dividend on August 5, 2016.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended September 30, 2016 and the year ended December 31, 2015:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2015	$3,836	$(1,694)	$2,142
Other comprehensive income before reclassification	5,784	0	5,784
Amounts reclassified from accumulated other comprehensive income (loss)	(31)	97	66
Net current period other comprehensive income	5,753	97	5,850
Balance at September 30, 2016	$9,589	$(1,597)	$7,992

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2014	$5,467	$(1,637)	$3,830
Other comprehensive income before reclassification	(1,606)	(204)	(1,810)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	147	122
Net current period other comprehensive income	(1,631)	(57)	(1,688)
Balance at December 31, 2015	$3,836	$(1,694)	$2,142

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2016 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(53)	Salaries and employee benefits
Tax effect	21	Income tax expense
	(32)	Net of tax
Total reclassifications for the period	$(32)	Net of tax

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2015 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(61)	Salaries and employee benefits
Tax effect	25	Income tax expense
	(36)	Net of tax
Total reclassifications for the period	$(36)	Net of tax

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2016 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$52	Net securities gains (losses)
Tax effect	(21)	Income tax expense
	31	Net of tax
Amortization of defined benefit pension items	(161)	Salaries and employee benefits
Tax effect	64	Income tax expense
	(97)	Net of tax
Total reclassifications for the period	$(66)	Net of tax

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2015 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$42	Net securities gains (losses)
Tax effect	(17)	Income tax expense
	25	Net of tax
Amortization of defined benefit pension items	(183)	Salaries and employee benefits
Tax effect	73	Income tax expense
	(110)	Net of tax
Total reclassifications for the period	$(85)	Net of tax

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

In March 2016, the FASB issued ASU No. 2016-09 "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted.  Management is evaluating the impact of adopting this new accounting standard on our financial statements

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses."  This update, effective for the Company beginning January 1, 2020, will change the accounting for credit losses on loans and debt securities.  For loans, the proposal will require an expected credit loss model rather than the current incurred loss model to determine the allowance for credit losses.  The expected credit loss model would estimate losses for the estimated life of the financial asset.  In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods.  Management is evaluating the impact of adopting this new accounting standard on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15 "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period.  Management is evaluating the impact of adopting this new accounting standard on our financial statements.

NOTE 12. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders' equity as previously reported.

ITEM 2 ‑ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first nine months of 2016 was $38.6 million, up 13.2% from $34.1 million for the comparable period of 2015.  Diluted income per common share was $1.52 in the first nine months of 2016, up 12.6% from $1.35 in the comparable period of 2015.  Return on average total equity was 12.51% in the first nine months of 2016 versus 12.18% in the comparable period of 2015.  Return on average total assets was 1.29% in the first nine months of 2016 and 2015.  The equity to average assets ratio was 10.32% in the first nine months of 2016 versus 10.55% in the comparable period of 2015.

Net income in the third quarter of 2016 was $13.5 million, up 16.6% from $11.6 million for the comparable period of 2015.  Diluted income per common share was $0.53 in the third quarter of 2016, up 15.2% from $0.46 in the comparable period of 2015.  Return on average total equity was 12.67% in the third quarter of 2016 versus 12.05% in the comparable period of 2015.  Return on average total assets was 1.29% in the third quarter of 2016 versus 1.26% in the comparable period of 2015.  The equity to average assets ratio was 10.20% in the third quarter of 2016 versus 10.46% in the comparable period of 2015.

Total assets were $4.197 billion as of September 30, 2016 versus $3.766 billion as of December 31, 2015, an increase of $431.0 million, or 11.4%. This increase was primarily due to a $199.2 million increase in total loans as well as a $185.5 million increase in cash and due from banks.  The increase in cash and due from banks resulted from public fund certificate of deposit growth during the third quarter.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and nine months ended September 30, 2016 and 2015 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Income Statement Summary:
Net interest income	$29,719	$26,711	$87,574	$78,475
Provision for loan losses	0	0	0	0
Noninterest income	9,018	7,902	24,128	23,410
Noninterest expense	18,759	17,207	54,589	50,849
Other Data:
Efficiency ratio (1)	48.43%	49.71%	48.87%	49.91%
Dilutive EPS	$0.53	$0.46	$1.52	$1.35
Tangible capital ratio	10.11%	10.47%	10.11%	10.47%
Net charge-offs(recoveries) to average loans	0.05%	0.02%	0.03%	0.07%
Net interest margin	3.08%	3.16%	3.17%	3.20%
Noninterest income to total revenue	23.28%	22.83%	21.60%	22.98%

(1)	Noninterest expense/Net interest income plus Noninterest income

Net Income

Net income was $38.6 million in the first nine months of 2016, an increase of $4.5 million, or 13.2%, versus net income of $34.1 million in the first nine months of 2015. Net interest income increased $9.1 million, or 11.6%, to $87.6 million versus $78.5 million in the first nine months of 2015. Net interest income increased primarily due to a 12.4% increase in average earning assets.  Significantly affecting average earning assets during 2016 was an increase of 12.0% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending.  The net interest margin was 3.17% in the first nine months of 2016 versus 3.20% in 2015.

Net income was $13.5 million in the third quarter of 2016, an increase of $1.9 million, or 16.6%, versus net income of $11.6 million in the third quarter of 2015. Net interest income increased $3.0 million, or 11.3%, to $29.7 million versus $26.7 million in the third quarter of 2015. Net interest income increased primarily due to a 14.1% increase in average earning assets, driven by an increase of 11.2% in the commercial loan portfolio.  The net interest margin was 3.08% in the third quarter of 2016 versus 3.16% in 2015. The lower margin reflected an increase in lower yielding interest bearing deposits.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Nine Months Ended September 30,
	2016			2015
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,164,126	$92,086	3.89%	$2,831,339	$81,553	3.85%
Tax exempt (1)	11,756	493	5.61	12,740	521	5.47
Investments: (1)
Available for sale	489,269	11,389	3.11	474,876	10,254	2.89
Short-term investments	6,302	4	0.08	5,195	3	0.08
Interest bearing deposits	83,795	291	0.46	17,598	40	0.58
Total earning assets	$3,755,248	$104,263	3.71%	$3,341,748	$92,371	3.70%
Less: Allowance for loan losses	(43,342)			(45,490)
Nonearning Assets
Cash and due from banks	106,725			91,684
Premises and equipment	49,033			43,091
Other nonearning assets	122,358			114,324
Total assets	$3,990,022			$3,545,357

Interest Bearing Liabilities
Savings deposits	$262,289	$340	0.17%	$230,253	$338	0.20%
Interest bearing checking accounts	1,270,320	4,142	0.44	1,226,863	3,637	0.40
Time deposits:
In denominations under $100,000	249,047	2,151	1.15	284,260	2,533	1.19
In denominations over $100,000	942,917	7,288	1.03	712,663	5,043	0.95
Miscellaneous short-term borrowings	94,128	283	0.40	77,722	138	0.24
Long-term borrowings and
subordinated debentures (4)	30,960	866	3.74	30,962	756	3.26
Total interest bearing liabilities	$2,849,661	$15,070	0.71%	$2,562,723	$12,445	0.65%
Noninterest Bearing Liabilities
Demand deposits	702,735			590,030
Other liabilities	25,829			18,587
Stockholders' Equity	411,797			374,017
Total liabilities and stockholders' equity	$3,990,022			$3,545,357

Interest Margin Recap
Interest income/average earning assets		104,263	3.71		92,371	3.70
Interest expense/average earning assets		15,070	0.54		12,445	0.50
Net interest income and margin		$89,193	3.17%		$79,926	3.20%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2016 and 2015. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses.  Taxable equivalent basis adjustments were $1.6 million and $1.5 in the nine-month periods ended September 30, 2016 and 2015, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2016 and 2015, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.
(4)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2015.

	Three Months Ended September 30,
	2016			2015
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,233,394	$31,538	3.88%	$2,910,663	$27,981	3.81%
Tax exempt (1)	11,600	164	5.62	12,496	170	5.40
Investments: (1)
Available for sale	500,384	3,747	2.98	471,641	3,269	2.75
Short-term investments	6,885	4	0.23	5,836	1	0.07
Interest bearing deposits	148,388	181	0.49	18,354	15	0.68
Total earning assets	$3,900,651	$35,634	3.63%	$3,418,990	$31,436	3.65%
Less: Allowance for loan losses	(43,402)			(44,751)
Nonearning Assets
Cash and due from banks	122,811			108,441
Premises and equipment	50,921			44,240
Other nonearning assets	121,352			113,849
Total assets	$4,152,333			$3,640,769

Interest Bearing Liabilities
Savings deposits	$270,136	$103	0.15%	$234,360	$115	0.19%
Interest bearing checking accounts	1,261,390	1,362	0.43	1,221,190	1,225	0.40
Time deposits:
In denominations under $100,000	243,148	696	1.14	279,734	846	1.20
In denominations over $100,000	1,068,341	2,871	1.07	756,206	1,787	0.94
Miscellaneous short-term borrowings	59,133	37	0.25	83,015	43	0.21
Long-term borrowings and
subordinated debentures (4)	30,960	291	3.74	30,962	239	3.06
Total interest bearing liabilities	$2,933,108	$5,360	0.73%	$2,605,467	$4,255	0.65%
Noninterest Bearing Liabilities
Demand deposits	768,095			634,982
Other liabilities	27,772			19,455
Stockholders' Equity	423,358			380,865
Total liabilities and stockholders' equity	$4,152,333			$3,640,769

Interest Margin Recap
Interest income/average earning assets		35,634	3.63		31,436	3.65
Interest expense/average earning assets		5,360	0.55		4,255	0.49
Net interest income and margin		$30,274	3.08%		$27,181	3.16%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2016 and 2015. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses.  Taxable equivalent basis adjustments were $555,000 and $470,000 in the three-month periods ended September 30, 2016 and 2015, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2016 and 2015, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.
(4)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2015.

Net interest income increased $9.1 million, or 11.6%, for the nine months ended September 30, 2016 compared with the first nine months of 2015. The increased level of net interest income during the first nine months of 2016 was largely driven by an increase in net earning assets of $413.5 million, which resulted from loan growth and to a lesser degree, growth in short-term interest bearing deposits.  Average loans outstanding increased $331.8 million during the nine months ended September 30, 2016 compared with the same period of 2015, with most of the growth being in commercial loans.  The earning asset growth was funded through deposit growth, in particular, average time deposits in denominations over $100,000 which increased by $230.3 million, and average noninterest bearing demand deposits which increased by $112.7 million.

The tax equivalent net interest margin was 3.17% for the first nine months of 2016 compared to 3.20% during the first nine months of 2015.  The yield on earning assets totaled 3.71% during the nine months ended September 30, 2016 compared to 3.70% in the same period of 2015.  The company received prepayment income from the investment security portfolio totaling $230,000 and $421,000, during the first nine months of 2016 and 2015, respectively, which resulted from the early repayment of one security in the investment portfolio during each period.  Cost of funds (expressed as a percentage of average earning assets) totaled 0.55% during the first nine months of 2016 compared to 0.49% in the same period of 2015.

Average earning assets increased by $481.7 million for the three months ended September 30, 2016 compared with the same period of 2015.  Average loans outstanding increased $321.8 million during the three months ended September 30, 2016 compared with the same period of 2015, with most of the growth being in commercial loans.  Interest bearing deposits increased by $130.0 million during the three months ended September 30, 2016 compared with the same period of 2015, due to increased cash on deposit with the Federal Reserve Bank of Chicago.  The earning asset growth was funded through deposit growth, in particular, average time deposits in denominations over $100,000 which increased by $312.1 million, and average noninterest bearing demand deposits which increased by $133.1 million.

The tax equivalent net interest margin was 3.08% for the third quarter of 2016 compared to 3.16% during the third quarter of 2015.  The yield on earning assets totaled 3.63% during the third quarter of 2016 compared to 3.65% in the same period of 2015, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.55% during the third quarter of 2016 compared to 0.49% in the same period of 2015.

Provision for Loan Losses

No provisions for loan loss expense were recorded during the nine month and three month periods ended September 30, 2016 and 2015.  The allowance for loan losses at September 30, 2016 represented 1.31% of the loan portfolio, versus 1.42% at December 31, 2015 and 1.50% at September 30, 2015.  Factors impacting the decision not to record a provision in the first nine months of 2016 included continued stability in key loan quality metrics including appropriate reserve coverage of nonperforming loans, a decrease in historical loss percentages and stable economic conditions in the Company's markets. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management's overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the nine-month and three-month periods ended September 30, 2016 and 2015 are shown in the following tables:

	Nine Months Ended
	September 30,
			Percent
(dollars in thousands)	2016	2015	Change
Wealth advisory fees	$3,600	$3,393	6.1%
Investment brokerage fees	752	1,208	(37.7)
Service charges on deposit accounts	8,776	7,753	13.2
Loan, insurance and service fees	5,835	5,616	3.9
Merchant card fee income	1,576	1,332	18.3
Bank owned life insurance	1,054	956	10.3
Other income	1,278	2,090	(38.9)
Mortgage banking income	1,205	1,020	18.1
Net securities gains	52	42	23.8
Total noninterest income	$24,128	$23,410	3.1%
Noninterest income to total revenue	21.60%	22.98%

	Three Months Ended
	September 30,
			Percent
(dollars in thousands)	2016	2015	Change
Wealth advisory fees	$1,307	$1,103	18.5%
Investment brokerage fees	252	405	(37.8)
Service charges on deposit accounts	3,153	2,806	12.4
Loan, insurance and service fees	2,105	2,147	(2.0)
Merchant card fee income	552	485	13.8
Bank owned life insurance	392	221	77.4
Other income	763	455	67.8
Mortgage banking income	494	280	76.4
Total noninterest income	$9,018	$7,902	14.1%
Noninterest income to total revenue	23.28%	22.83%

The Company's noninterest income increased 3.1% to $24.1 million for the first nine months of 2016 versus $23.4 million for the same period of 2015.  Noninterest income increased 14.1% to $9.0 million for three month period ended September 30, 2016 versus $7.9 million for the same period of 2015.  Noninterest income for the first nine months of 2016 and the three month period ended September 30, 2016 were positively impacted by increases in recurring fee income for service charges on deposit accounts as well as increases in merchant card fees.  Service charges on deposit accounts increased due to increases in the customer base, primarily in commercial accounts, as well as the effect of fee increases implemented early in 2016.  Merchant card fees increased due to increases in the customer base as well as higher transaction volumes.  Offsetting these increases was a decrease in other income primarily due to market related fluctuations in the fair value of the Company's swap arrangements totaling $605,000, which are expected to recover upon maturity, as well as a $226,000 write down to a property formerly used as a Lake City Bank branch that is held for sale.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2016 and 2015 are shown in the following tables:

	Nine Months Ended
	September 30,
			Percent
(dollars in thousands)	2016	2015	Change
Salaries and employee benefits	$31,029	$29,021	6.9%
Net occupancy expense	3,205	2,918	9.8
Equipment costs	2,828	2,699	4.8
Data processing fees and supplies	6,135	5,655	8.5
Corporate and business development	2,641	2,284	15.6
FDIC insurance and other regulatory fees	1,538	1,518	1.3
Professional fees	2,505	2,111	18.7
Other expense	4,708	4,643	1.4
Total noninterest expense	$54,589	$50,849	7.4%

	Three Months Ended
	September 30,
			Percent
(dollars in thousands)	2016	2015	Change
Salaries and employee benefits	$10,832	$9,854	9.9%
Net occupancy expense	1,068	919	16.2
Equipment costs	1,018	870	17.0
Data processing fees and supplies	1,983	1,950	1.7
Corporate and business development	1,021	780	30.9
FDIC insurance and other regulatory fees	458	521	(12.1)
Professional fees	819	694	18.0
Other expense	1,560	1,619	(3.6)
Total noninterest expense	$18,759	$17,207	9.0%

The Company's noninterest expense increased $3.7 million and $1.6 million, respectively, in the nine-month and three-month periods ended September 30, 2016 versus the same periods in 2015.  Salaries and employee benefits increased by $2.0 million and $978,000, respectively, in the nine-month and three-month periods ended September 30, 2016 due to higher performance incentive-based compensation costs and normal merit increases.  Corporate and business development expense increased due to increased advertising expense.  Data processing fees increased by $480,000 and $33,000 for these periods, respectively, due to increased technology and software related expenditures with the Company's core processor which are volume and product driven and represent digital solutions and forward technology for clients.  Professional fees increased primarily due to fees related to the issuance of chip-enabled debit cards, fees paid to a third-party investment manager to manage the Company's investment portfolio, as well as fees paid for deposit and asset/liability modeling consulting.  The Company's efficiency ratio was 48.9% and 48.4%, respectively, for the nine-month and three-month periods ended September 30, 2016 compared to 49.9% and 49.7% for the comparable periods in 2015.

Income Taxes

Income tax expense increased $1.6 million and $657,000, respectively, in the nine-month and three-month periods ended September 30, 2016, compared to the same periods in 2015.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, was 32.5%, in the nine-month and three-month periods ended September 30, 2016, compared to 33.2% and 33.6% for the comparable periods of 2015.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.197 billion as of September 30, 2016, an increase of $431.0 million, or 11.4%, when compared to $3.766 billion as of December 31, 2015.  Total loans increased by $199.2 million, or 6.5%, to $3.280 billion at September 30, 2016 from $3.081 billion at December 31, 2015.  Securities available for sale increased by $24.2 million to $502.2 million at September 30, 2016 from $478.1 million at December 31, 2015 due to securities purchases and an increase in unrealized gains.  Funding for the balance sheet growth came from a $468.5 million increase in deposits offset by a $79.4 million decrease in short-term borrowings.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents increased by $197.7 million, or 245.1%, to $278.4 million at September 30, 2016, from $80.7 million at December 31, 2015.  The increase was primarily due to large public funds deposits received immediately before the end of the third quarter.

Investment Portfolio

The amortized cost and the fair value of securities as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$989	$1,039	$988	$1,003
U.S. government sponsored agencies	6,586	6,694	7,178	7,120
Agency residential mortgage-backed securities	345,135	354,962	357,984	360,672
State and municipal securities	135,028	139,528	105,753	109,276
Total	$487,738	$502,223	$471,903	$478,071

At September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders' equity.

Purchases of securities available for sale totaled $77.1 million in the first nine months of 2016.  The purchases consisted primarily of federally tax-exempt municipal securities.  Paydowns from prepayments and scheduled payments of $40.6 million were received in the first nine months of 2016, and the amortization of premiums, net of the accretion of discounts, was $2.2 million.  Sales of securities totaled $6.9 million in the first nine months of 2016.  Maturities and calls of securities totaled $11.6 million in the first nine months of 2016.  No other-than-temporary impairment was recognized in the first nine months of 2016. In January 2016, all of the investments held at the Bank were transferred to the Company's investment subsidiary, LCB Investments.  The investment portfolio is managed by a third party firm to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company's exposure to risk to an acceptable level.  The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the so called "Volcker Rule" of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale increased by $2.2 million, or 65.4%, to $5.4 million at September 30, 2016, from $3.3 million at December 31, 2015.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  The Company generally sells all of the mortgage loans it originates on the secondary market.  Proceeds from sales totaled $50.1 million in the first nine months of 2016 compared to $57.2 million in the first nine months of 2015.

Loan Portfolio

The loan portfolio by portfolio segment as of September 30, 2016 and December 31, 2015 is summarized as follows:

					Current
	September 30,		December 31,		Period
(dollars in thousands)	2016		2015		Change
Commercial and industrial loans	$1,250,981	38.1%	$1,179,512	38.3%	$71,469
Commercial real estate and multi-family residential loans	1,226,422	37.4	1,130,053	36.7	96,369
Agri-business and agricultural loans	309,489	9.4	306,094	9.9	3,395
Other commercial loans	89,850	2.7	85,075	2.8	4,775
Consumer 1-4 family mortgage loans	344,848	10.5	331,103	10.7	13,745
Other consumer loans	58,957	1.8	49,113	1.6	9,844
Subtotal	3,280,547	100.0%	3,080,950	100.0%	199,597
Less: Allowance for loan losses	(42,853)		(43,610)		757
Net deferred loan fees	(386)		(21)		(365)
Loans, net	$3,237,308		$3,037,319		$199,989

Total loans, excluding real estate mortgage loans held for sale, increased by $199.6 million to $3.281 billion at September 30, 2016 from $3.081 billion at December 31, 2015.  The increase was concentrated in the commercial and commercial real estate categories and reflected the Company's long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas.

The following table summarizes the Company's non-performing assets as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(dollars in thousands)	2016	2015
Nonaccrual loans including nonaccrual troubled debt restructured loans	$7,256	$13,055
Loans past due over 90 days and still accruing	6	0
Total nonperforming loans	$7,262	$13,055
Other real estate owned	146	210
Repossessions	6	15
Total nonperforming assets	$7,414	$13,280

Impaired loans including troubled debt restructurings	$18,605	$20,576

Nonperforming loans to total loans	0.22%	0.42%
Nonperforming assets to total assets	0.18%	0.35%

Performing troubled debt restructured loans	$10,579	$6,260
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	5,885	10,914
Total troubled debt restructured loans	$16,464	$17,174

Total nonperforming assets decreased by $5.9 million, or 44.2%, to $7.4 million during the nine-month period ended September 30, 2016.  The decrease in nonperforming assets was primarily due to the return to accruing status of a $2.7 million commercial credit due to improved performance.  The loan is accounted for as a troubled debt restructuring.  In addition, two $2.0 million nonaccrual commercial credits paid off during the first nine months of 2016.

Net charge-offs totaled $394,000 in the third quarter of 2016, versus net charge-offs of $122,000 during the third quarter of 2015 and net charge-offs of $37,000 during the second quarter of 2016.

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

Total impaired loans decreased by $2.0 million, or 9.6%, to $18.6 million at September 30, 2016 from $20.6 million at December 31, 2015.  The decrease in the impaired loans category was primarily due to the payoff of a $2.0 million nonaccrual commercial credit.

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

At September 30, 2016, the allowance for loan losses was 1.31% of total loans outstanding, versus 1.42% of total loans outstanding at December 31, 2015.  At September 30, 2016, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of September 30, 2016, on the basis of management's review of the loan portfolio, the Company had 86 credits totaling $151.6 million on the classified loan list versus 84 credits totaling $141.2 million on December 31, 2015. As of September 30, 2016, the Company had $81.5 million of assets classified as Special Mention, $69.5 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $105.4 million, $35.3 million, $0 and $0, respectively, at December 31, 2015.

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

The allowance for loan losses decreased 1.7%, or $757,000, from $43.6 million at December 31, 2015 to $42.9 million at September 30, 2016.  Pooled loan allocations decreased from $40.0 million at December 31, 2015 to $39.4 million at September 30, 2016, which was primarily due to management's view of current credit quality and the current economic environment.  Impaired loan allocations decreased $236,000 from $3.7 million at December 31, 2015 to $3.4 million at September 30, 2016 due primarily to lower levels of classified loans as well as lower allocations on specific classified loans.  The unallocated component of the allowance for loan losses was $2.8 million at both September 30, 2016 and December 31, 2015.  While general trends in the overall economy and credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

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

Sources of Funds

The following table summarizes deposits and borrowings as of September 30, 2016 and December 31, 2015:

			Current
	September 30,	December 31,	Period
(dollars in thousands)	2016	2015	Change
Non-interest bearing demand deposits	$770,079	$715,093	$54,986
Interest bearing demand, savings & money market accounts	1,562,252	1,470,814	91,438
Time deposits under $100,000	241,527	259,260	(17,733)
Time deposits of $100,000 or more	1,078,084	738,254	339,830
Total deposits	3,651,942	3,183,421	468,521
Short-term borrowings	60,198	139,622	(79,424)
Long-term borrowings	32	34	(2)
Subordinated debentures	30,928	30,928	0
Total borrowings	91,158	170,584	(79,426)
Total funding sources	$3,743,100	$3,354,005	$389,095

Deposits and Borrowings

Total deposits increased by $468.5 million, or 14.7%, from December 31, 2015.  The growth in deposits consisted of $509.8 million of growth in core deposits, which excludes brokered deposits, and a decrease of $41.3 million in brokered deposits.  Core deposit growth was concentrated in public fund certificates of deposit of $100,000 or more.  Total brokered deposits were $106.8 million at September 30, 2016 compared to $148.0 million at December 31, 2015.  Total public funds deposits, including public funds transaction accounts, were $1.294 billion at September 30, 2016 compared to $901.2 million at December 31, 2015.

Total borrowings decreased by $79.4 million, or 46.6%, from December 31, 2015.  Most of the decrease was from a decrease in short-term advances from the Federal Home Loan Bank of Indianapolis.  The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Capital

As of September 30, 2016, total stockholders' equity was $427.3 million, an increase of $34.5 million, or 8.8%, from $392.8 million at December 31, 2015.  In addition to net income of $38.6 million, other significant changes in equity during the first nine months of 2016 included $13.4 million of dividends paid and $3.2 million in stock based compensation expense. The accumulated other comprehensive income component of equity increased $5.9 million during the nine months ended September 30, 2016, driven by changes in the fair values of available-for-sale securities, due to declining interest rates.  The impact on equity by other comprehensive income is not included in regulatory capital.  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.  The final rules include a capital conservation buffer, comprised of common equity Tier 1 capital, which was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  As of September 30, 2016, the Company's capital levels remained characterized as "well-capitalized" under the new rules.  The actual capital amounts and ratios of the Company and the Bank as of September 30, 2016 and December 31, 2015, are presented in the table below:

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:
Total Capital (to Risk
Weighted Assets)
Consolidated	$487,274	13.52%	$288,296	8.00%	$310,819	8.625%	$360,370	10.00%
Bank	$471,737	13.12%	$287,657	8.00%	$310,131	8.625%	$359,572	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$444,328	12.33%	$216,222	6.00%	$238,745	6.625%	$288,296	8.00%
Bank	$428,791	11.93%	$215,743	6.00%	$238,216	6.625%	$287,657	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$414,328	11.50%	$162,167	4.50%	$184,690	5.125%	$234,241	6.50%
Bank	$428,791	11.93%	$161,807	4.50%	$184,281	5.125%	$233,722	6.50%
Tier I Capital (to Average Assets)
Consolidated	$444,328	10.71%	$165,895	4.00%	$165,895	4.00%	$207,368	5.00%
Bank	$428,791	10.41%	$164,757	4.00%	$164,757	4.00%	$205,946	5.00%

As of December 31, 2015:
Total Capital (to Risk
Weighted Assets)
Consolidated	$457,815	13.62%	$268,844	8.00%	N/A	N/A	$336,056	10.00%
Bank	$446,829	13.31%	$268,468	8.00%	N/A	N/A	$335,585	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$415,700	12.37%	$201,633	6.00%	N/A	N/A	$268,844	8.00%
Bank	$404,771	12.06%	$201,351	6.00%	N/A	N/A	$268,468	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$385,700	11.48%	$151,225	4.50%	N/A	N/A	$218,436	6.50%
Bank	$404,771	12.06%	$151,013	4.50%	N/A	N/A	$218,130	6.50%
Tier I Capital (to Average Assets)
Consolidated	$415,700	11.10%	$149,841	4.00%	N/A	N/A	$187,301	5.00%
Bank	$404,771	10.86%	$149,051	4.00%	N/A	N/A	$186,313	5.00%

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

Interest rate scenarios for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company's rate sensitive assets and liabilities at September 30, 2016. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
Net interest income	$119,673	$117,775	$121,808	$124,014	$128,798	$137,729	$146,496
Variance from Base		($1,898)	$2,135	$4,341	$9,125	$18,056	$26,823
Percent of change from Base		-1.59%	1.78%	3.63%	7.62%	15.09%	22.41%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2016.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2016, there were no changes to the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2016 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	5,547	$31.10	0	$0
August 1-31	823	35.33	0	0
September 1-30	0	0	0	0

Total	6,370	$31.65	0	$0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and September 30, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015; (iv) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2016 and September 30, 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2016	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: November 9, 2016	/s/ Lisa M. O'Neill
Lisa M. O'Neill – Executive Vice President and
Chief Financial Officer

Date: November 9, 2016	/s/ Teresa A. Bartman
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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and September 30, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015; (iv) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2016 and September 30, 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.