Form 10-K
period 2016-12-31
LAKELAND FINANCIAL CORP
filed 2017-03-01
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

Commission file number 0-11487

LAKELAND FINANCIAL CORPORATION

Indiana	35‑1559596
(State of incorporation)	(I.R.S. Employer Identification No.)

202 East Center Street, P.O. Box 1387, Warsaw, Indiana  46581‑1387
(Address of principal executive offices)

Telephone:  (574) 267-6144

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	NASDAQ Global Select Market
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes __No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such other period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $735,085,498.
Number of shares of common stock outstanding at February 21, 2017: 25,180,759

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 11, 2017 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

The Company

Lakeland Financial Corporation ("Lakeland Financial"), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly-owned subsidiary Lake City Bank (the "Bank" and together with Lakeland Financial, the "Company"), a broad array of products and services throughout its Northern and Central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a wide variety of industries including, among others, commercial real estate, manufacturing, agriculture, construction, retail, wholesale, finance and insurance, accommodation and food services and health care. The Company's customer base is similarly diverse. The Company is not dependent upon any single industry or customer. At December 31, 2016, Lakeland Financial had consolidated total assets of $4.3 billion and was the fourth largest independent bank holding company headquartered in the State of Indiana.

Company's Business. Lakeland Financial is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. Lakeland Financial owns all of the outstanding stock of the Bank, a full-service commercial bank organized under Indiana law. Lakeland Financial conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank. Although Lakeland Financial is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Lakeland Financial are required to act as a source of financial strength for their subsidiary banks. The principal source of Lakeland Financial's income is dividends from the Bank. There are certain regulatory restrictions on the extent to which subsidiary banks can pay dividends or otherwise supply funds to their holding companies. See the section captioned "Supervision and Regulation" below for further discussion of these matters. Lakeland Financial's executive offices are located at 202 East Center Street, Warsaw, Indiana 46580, and its telephone number is (574) 267-6144.

Bank's Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2016 the Bank had 48 offices in fourteen counties throughout Northern and Central Indiana. The Bank opened a 49th office in the Indianapolis market in January 2017. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's activities cover all phases of commercial banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, and wealth advisory, trust and brokerage services.

We operate branch offices in five geographical markets concentrated in Northern Indiana and four full service offices in Central Indiana in the Indianapolis market. We have divided our Northern Indiana markets into three distinct regions, the North Region, the South Region and the East Region. Our most mature market, the South Region, includes Kosciusko County and several contiguous counties. Warsaw is this region's primary city. The Bank entered the North Region in 1990, which includes portions of Elkhart and St. Joseph counties. This region includes the cities of Elkhart, Goshen and South Bend. The North Region represents relatively older markets for us with nearly 25 years of business activity. We entered the East Region in 1999, which includes Allen and DeKalb counties. Fort Wayne represents the primary city in this market. We have experienced rapid commercial loan growth in this market over the past 15 years. We entered the Indianapolis market in 2006 with the opening of a loan production office in Hamilton County and opened a full service retail and commercial branch in late 2011. The Bank currently operates five branches in the Indianapolis footprint.

The Bank's business strategy is focused on building long-term relationships with its customers based on top quality service, high ethical standards and safe and sound lending. The Bank operates as a community-based financial services organization augmented by experienced, centralized support in select critical areas. The Bank's local market orientation is reflected in its regional management, which divides the Bank's market area into five distinct geographic regions each headed by a retail and commercial regional manager. This arrangement allows decision making to be as close to the customer as possible and enhances responsiveness to local banking needs. Despite this local market, community-based focus, the Bank offers many of the products and services available at much larger regional and national competitors. While our strategy encompasses all phases of traditional community banking, including consumer lending and wealth advisory and trust services, we focus on building expansive commercial relationships and developing retail and commercial deposit gathering strategies through relationship-based client services. Substantially all of the Bank's assets and income are located in and derived from the United States. At December 31, 2016, the Company had 524 full-time equivalent employees. The Company is not a party to any collective bargaining agreements, and employee relations are considered good.

Operating Segment. The Company's chief decision-makers monitor and evaluate financial performance on a Company-wide basis. All of the Company's financial service operations are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region and business-line, the Company's chief decision-makers monitor and evaluate financial performance on a Company-wide basis. The majority of the

Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

Expansion Strategy. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 49 branches in fifteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to $4.3 billion, a compound annual growth rate of 10.97%. Mergers and acquisitions have not played a role in this growth as the Company's expansion strategy has been driven by organic growth. The Company has opened six de novo branches in the past five years.

Over the past fifteen years, the Company has primarily targeted growth in the larger cities located in Northern Indiana and the Indianapolis market in Central Indiana. The Company believes these areas offer above average growth potential with attractive demographics and potential for commercial lending and deposit gathering opportunities. The Company considers expanding into a market when the Company believes that market would be receptive to its strategic plan to deliver broad-based financial services with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management and staff with a similar philosophy in order to provide a basis for success. The Company leases office space in downtown Fort Wayne.

Competition. The financial services industry is highly competitive. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. Our competitors include national and regional banks, thrifts, credit unions, farm credit services, finance companies, personal loan companies, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers, mutual fund companies and e-commerce and other internet-based companies offering financial services. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.

Forward-looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the federal securities law. Forward-looking statements are not historical facts and are generally identifiable by the use of words such as "believe," "expect," "anticipate," "project," "possible," "continue," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, both domestic and foreign;

•	governmental monetary and fiscal policies;

•	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;

•
the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;

•	changes in borrowers' credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	the effects of disruption and volatility in capital markets on the value of our investment portfolio;

•	cyber-security risks and or cyber-security damage that could result from attacks on the Company's or third party service providers networks or data of the Company;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	changes in technology or products that may be more difficult or costly, or less effective than anticipated;

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

•
the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and

•
The risks noted in the Risk Factors discussed under Item 1A of Part 1 of this Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the Company's other filings with the SEC.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Internet Website

The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge in the Investor Relations section on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "SEC"). All such documents filed with the SEC are also available for free on the SEC's website (www.sec.gov). The Company's Articles of Incorporation, Bylaws, Code of Conduct and the charters of its various committees of the Board of Directors are also available on the website.

SUPERVISION AND REGULATION
General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the Company's growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (the "DFI"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the FDIC and the Consumer Financial Protection Bureau (the "CFPB"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury ("Treasury") have an impact on the Company's business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company's operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company's business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company's ability to merge, consolidate and acquire, dealings with the Company's and the Bank's insiders and affiliates, and the Company's payment of dividends. In the last several years, the Company has experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and the reforms have caused the Company's compliance and risk management processes, and the costs thereof, to increase. While it is anticipated that the Trump administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on the Company's capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company's earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels.  Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.  A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as "Basel I" adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations.  Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as "Basel II," for large or "core" international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as "advanced approaches" banks.  The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This "standardized approach" increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. The standardized approach is institutionalized by the Dodd-Frank Act for all banking organizations as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the "Basel III Rule").  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than "small bank holding companies" (generally holding companies with consolidated assets of less than $1 billion that do not have securities registered with the SEC).

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk weighting of riskier, more opaque assets.  For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution's Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:
•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;
•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (which, as of January 1, 2017, was phased in half-way to 1.25%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered "adequately capitalized." Bank regulatory agencies uniformly encourage banks to hold more capital and be "well-capitalized" and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:
•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);
•	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2016: (i) the Bank was not subject to a directive from the DFPR or the Federal Reserve to increase its capital and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations.  As of December 31, 2016, the Company had regulatory capital in excess of the Federal Reserve's requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action. An FDIC-insured institution's capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Regulation and Supervision of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA").  The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and examiners must rate them well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see "—Regulatory Emphasis on Capital" above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be "so closely related to banking ... as to be a proper incident thereto." This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company elected to, and continues to operate as, a financial holding company. Maintaining financial holding company status requires that the Bank remain "well-capitalized" and "well-managed" as defined by regulation and maintain at least a "satisfactory" rating under the Community

Reinvestment Act. In addition, under the Dodd-Frank Act, the Company must also remain well-capitalized and well-managed to maintain its financial holding company status. If the Company or the Bank fails to continue to meet these requirements, the Company could be subject to restrictions on new activities and acquisitions and/or be required to cease and possibly divest of operations that conduct existing activities that are not permissible for a bank holding company that is not a financial holding company.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see "—Regulatory Emphasis on Capital" above.

Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, the Company is subject to the limitations of Indiana General Business Corporations Law, which prohibit the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company's net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See "—Regulatory Emphasis on Capital" above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.

The interagency guidance recognized three core principles: effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans.  On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. The Company has consolidated assets greater than $1 billion and less than $50 billion and the Company is considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk.

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

Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company's proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

General. The Bank is an Indiana-chartered bank. The deposit accounts of the Bank are insured by the FDIC's Deposit Insurance Fund ("DIF") to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. The Bank is also a member of the Federal Reserve System (a "member bank"). As an Indiana-chartered FDIC-insured member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the DIF.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.   The total base assessment rates currently range from three basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution's deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.15% on June 30, 2016, when revised factors were put in place for calculating the assessment.  If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation ("FICO") assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO's authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO's outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2016 was 0.560 basis points (56 cents per $100 dollars of assessable deposits).

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank's total assets. During the year ended December 31, 2016, the Bank paid supervisory assessments to the DFI totaling approximately $228,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see "—Regulatory Emphasis on Capital" above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio ("LCR"), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio ("NSFR"), is designed to promote more medium-and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While the LCR only applies to the largest banking organizations in the country, as will the NSFR, certain elements are expected to filter down to all FDIC-insured institutions. The Company continues to review the Company's liquidity risk management policies in light of the LCR and NSFR.

Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators. Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank is engaged in the process.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years.  Moreover, the payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2016.  Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See "—Regulatory Emphasis on Capital" above.

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

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on "covered transactions" between the Bank and its "affiliates." The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of "covered transactions" and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the FDIC-insured institution's rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. Indiana banks, such as the Bank, have the authority under Indiana law to establish branches anywhere in the State of Indiana, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2017: the first $15.5 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.5 million to $115.1 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is 3% up to $115.1 million plus 10% of the aggregate amount of total transaction accounts in excess of $115.1 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank's record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank's effectiveness in meeting its Community Reinvestment Act requirements.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act") is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance ("CRE Guidance") provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks' levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. Based on the Bank's loan portfolio as of December 31, 2016, it did not exceed the 300% guideline for commercial real estate loans.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower's "ability to repay," while also establishing a presumption of compliance for certain "qualified mortgages." In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. [The Company does not currently expect the CFPB's rules to have a significant impact on the Bank's operations, except for higher compliance costs.]

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

A downturn in the general economic or business conditions, where our business is concentrated, could have an adverse effect on our business, results of operations and financial condition.

Our success depends upon the business activity, population, employment rates, income levels, deposits and real estate activity in our markets in northern and central Indiana. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, diminish the ability of our customers to repay their loans to us, decrease the value of any collateral securing our loans and generally adversely affect our financial condition and results of operations. While economic conditions in our markets have generally improved since the nationwide recession in 2008 and 2009 there can be guarantee that they will continue to do so, or that they will be as strong as national economic conditions. Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

If our allowance for loan losses is not sufficient to absorb losses that may occur in our loan portfolio, our financial condition and liquidity could suffer.

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

At December 31, 2016, our allowance for loan losses as a percentage of total loans was 1.26% and as a percentage of total nonperforming loans was 653%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans, we cannot predict loan losses with certainty and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

Commercial and industrial and agri-business loans make up a significant portion of our loan portfolio.

Commercial and industrial and agri-business loans were $1.663 billion, or approximately 47.9% of our total loan portfolio, as of December 31, 2016. Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Whenever practical, we require a personal guarantee on commercial and industrial loans. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could adversely affect our business, results of operations and growth prospects.

In addition to the risks described above, our agri-business loans, which totaled $394.8 million, or approximately11.4% of our total loan portfolio as of December 31, 2016, are subject to risks specific to the agricultural industry, including recent decreases in livestock and crop prices, increases in labor and seed prices, increase in stockpiles of agricultural commodities, the strength of the U.S. dollar and the nature of weather conditions. To the extent these or other factors affect the performance or financial condition of our agri-business borrowers, our results of operations and financial performance could suffer.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were $1.301 billion, or approximately 37.5% of our total loan portfolio as of December 31, 2016. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2016, consumer loans totaled $61.3 million, or 1.8% of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

We may need to raise additional capital in the future to achieve our growth plans, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Accordingly, we may need to raise additional capital to support our future growth plans. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our financial condition and our ability to further expand our operations through internal growth or acquisitions could be materially impaired.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial, negative effect on our liquidity. Our primary sources of funds consist of deposits, cash from operations and investment maturities and sales. Additional liquidity is provided by brokered deposits, Certificate of Deposit Account Registry Service ("CDARS") deposits, repurchase agreements as well as our ability to borrow from the Federal Reserve and the Federal Home Loan Bank (the "FHLB"). Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with the largest banks for retail deposits due to the higher liquidity requirements these banks are now subject to may impact our ability to raise funds through deposits and could have a negative effect on our liquidity.

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

Any action or steps to change coverages or eliminate Indiana's Public Deposit Insurance Fund could require us to find alternative, higher-cost funding sources to replace public fund deposits or to provide for collateralization of these deposits.

Approximately 33% of our deposits are concentrated in public funds from a small number of municipalities and government agencies. A shift in funding away from public fund deposits would likely increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, are higher-cost, less favorable deposits. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank's liquidity and could materially impact our ability to grow and remain profitable.

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

In addition to our continuing expansion in Indianapolis and larger cities in Northern Indiana, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions, or by opening new branches in or contiguous to our geographic footprint. To the extent that we undertake acquisitions or new branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management's time and attention and general disruption to our business.

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

We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and stockholders' equity per share of our common stock.

Our accounting policies and methods are the basis for how we prepare our consolidated financial statements and how we report our financial condition and results of operations, and they require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with GAAP and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances. The application of that chosen accounting policy or method might result in the Company reporting different amounts than would have been reported under a different alternative. If management's estimates or assumptions are incorrect, the Company may experience material losses.

Management has identified two accounting policies as being "critical" to the presentation of the Company's financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to:  (1) the allowance for loan losses and (2) determining the fair value and possible other than temporary impairment of investment securities available for sale. Because of the inherent uncertainty of these estimates, no assurance can be given that the application of alternative policies or methods might not result in the reporting of different amounts of the fair value of securities available for sale, or the allowance for loan losses and, accordingly, net income.

From time to time, the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given the current economic environment, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

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

The Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We face significant capital and other regulatory requirements as a financial institution, which were heightened with the implementation of the Basel III rule on January 1, 2015 and the phase-in of capital conservation buffer requirement through January 1, 2019. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We may be materially and adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation, supervision and examination. A more detailed description of the primary federal and state banking laws and regulations that affect us is contained in the section of this Form 10-K captioned "Supervision and Regulation." Banking regulations are primarily intended to protect depositors' funds, FDIC funds, customers and the banking system as a whole, rather than our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

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

The laws, regulations, rules, standards, policies and interpretations governing us are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies will be regulated. In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks' overdraft and mortgage lending practices. Further, the CFPB was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.

In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rules. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than "small bank holding companies" (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rules became effective on January 1, 2015, with a phase in period through 2019 for many of the changes. The Basel III Rules not only increase most of the required minimum regulatory capital ratios, they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that formerly qualified as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rules are fully implemented. However, the Basel III Rules permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rules have maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a "well-capitalized" depository institution under the new regime, an institution must maintain a Common

Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital.

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

Much of our success and growth has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain the executive officers, management teams, branch managers and loan officers at the Bank will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community‑based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

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

The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology‑driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide assurances that we will be able to effectively implement new technology‑driven products and services or be successful in marketing such products and services to our customers.

The Company's information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on the Company's business.
The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company's reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company's customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company's systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. In addition, it is possible that we may not be able to detect security breaches on a timely basis, or at all, which could increase the costs and risks associated with any such breach.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company's customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them. In addition, the Company offers its customers protection against fraud and certain losses for unauthorized use of debit cards in order to stay competitive with other financial institutions. Offering such protection exposes the Company to losses that could adversely affect its business, financial condition and results of operations. Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company's business. To the extent we are involved in any future cyber-attacks or other breaches, the Company's reputation could be affected, which could also have a material adverse effect on the Company's business, financial condition or results of operations.
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

The Bank holds certain investment securities in its wholly-owned subsidiary LCB Investments II, Inc., which is incorporated in Nevada. Pursuant to the State of Indiana's current tax laws and regulations, we are not subject to Indiana income tax for income earned through that subsidiary. If there are changes in Indiana's tax laws or interpretations thereof requiring us to pay state taxes for income generated by LCB Investments II, Inc., the resulting tax consequences could increase our effective tax rate or cause us to have a tax liability for prior years.

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

ITEM 2. PROPERTIES

The Company is headquartered in the main office building of the Bank at 202 E. Center Street, Warsaw, Indiana. The Company operates in 55 locations, 49 of which are owned by the Bank and six of which are leased from third parties. In addition, the Company leases the real estate for five of its freestanding ATMs.

None of the Company's assets are the subject of any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company and the Bank are a party or of which any of their property is subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The quarterly high and low closing prices for the Company's common stock and the cash dividends declared and paid on that common stock are set forth in the table below.

	2016			2015
			Cash			Cash
	High* **	Low* **	Dividend **	High* **	Low* **	Dividend **
Fourth quarter	$48.88	$33.98	$0.190	$32.99	$28.92	$0.163
Third quarter	$37.74	$30.21	$0.187	$30.27	$26.01	$0.163
Second quarter	$33.27	$28.94	$0.187	$29.51	$25.81	$0.163
First quarter	$31.03	$26.53	$0.163	$29.22	$24.95	$0.140

*   The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

** Share and per share data has been adjusted for a 3-for-2 stock split on July 25, 2016 paid in the form of a stock dividend on August 5, 2016.

The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol "LKFN" in August 1997. Currently, the Company's common stock is listed for trading on the Nasdaq Global Select Market under the symbol "LKFN". On February 21, 2017, the Company had approximately 367 stockholders of record.

The Company paid dividends on its common stock as set forth in the table above. The Company's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See "Supervision and Regulation – Dividend Payments" for additional information.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2016 for (i) all compensation plans previously approved by the Company's stockholders and (ii) all compensation plans not previously approved by the Company's stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
	Number of securities to be	Weighted-average	for future issuance
	issued upon exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans
Equity compensation plans
approved by security
holders(1)(2)(3)	9,000	$16.03	100,121

Equity compensation plans
not approved by security
holders	0	0.00	0
Total	9,000	$16.03	100,121

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

Total Return Performance
Lakeland Financial Corporation
NASDAQ Composite
NASDAQ Bank
SNL U.S. Bank NASDAQ
Index Value
350
300
250
200
150
100
50
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

INDEX	2011	2012	2013	2014	2015	2016
Lakeland Financial Corporation	$100.00	$103.17	$158.69	$180.80	$198.26	$309.22
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank Index	100.00	118.69	168.21	176.48	192.08	265.02
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

The above returns assume $100 invested on December 31, 2011 and dividends were reinvested.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

10/01/16-10/31/16	0	$0.00	0	$0.00
11/01/16-11/30/16	829	36.30	0	0.00
12/01/16-12/31/16	0	0.00	0	0.00

Total	829	$36.30	0	$0.00

The shares purchased during the quarter were credited to the deferred share accounts of nine nonemployee directors under the Company's directors' deferred compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands except share and per share data)	2016	2015	2014	2013	2012
Ending period balances
Assets	$4,290,025	$3,766,286	$3,443,284	$3,175,764	$3,064,144
Deposits	3,577,912	3,183,421	2,873,120	2,546,068	2,581,756
Loans	3,470,927	3,080,929	2,762,320	2,535,098	2,257,520
Allowance for loan losses	43,718	43,610	46,262	48,797	51,445
Total equity	427,067	392,901	361,385	321,964	297,828
Average balances
Total assets	$4,039,719	$3,597,190	$3,318,271	$3,009,738	$2,976,239
Earning assets	3,799,963	3,384,178	3,141,290	2,838,457	2,729,319
Investments	493,656	476,153	475,068	474,711	477,010
Loans	3,225,635	2,885,568	2,650,678	2,343,422	2,216,131
Total deposits	3,477,816	3,088,598	2,797,929	2,505,341	2,505,195
Interest bearing deposits	2,753,466	2,478,674	2,299,578	2,087,870	2,151,094
Interest bearing liabilities	2,872,691	2,589,915	2,461,352	2,265,303	2,316,375
Total equity	416,034	378,106	343,135	310,627	287,866
Income statement data
Net interest income	$118,481	$105,927	$102,303	$90,439	$87,671
Net interest income-fully tax equivalent	120,477	107,902	104,232	92,235	89,277
Provision for loan loss	1,150	0	0	0	2,549
Non-interest income	32,864	31,479	30,053	30,737	25,196
Non-interest expense	72,978	68,206	66,166	62,778	57,742
Net income	52,084	46,367	43,805	38,839	35,394
Per share data *
Basic net income per common share	$2.08	$1.86	$1.77	$1.57	$1.45
Diluted net income per common share	2.05	1.84	1.74	1.55	1.43
Cash dividends declared per common share	0.73	0.63	0.55	0.38	0.56
Dividend payout	35.61%	34.36%	31.42%	24.46%	38.84%
Book value per common share	17.01	15.74	14.55	13.03	12.12
Basic weighted average common shares outstanding	25,056,095	24,926,354	24,803,295	24,654,197	24,485,805
Diluted weighted average common shares outstanding	25,460,727	25,245,569	25,172,183	24,951,507	24,724,406
Key ratios
Return on average assets	1.29%	1.29%	1.32%	1.29%	1.19%
Return on average total equity	12.52%	12.26%	12.77%	12.50%	12.30%
Equity to average assets	10.30%	10.51%	10.34%	10.32%	9.67%
Net interest margin	3.18%	3.19%	3.32%	3.25%	3.27%
Efficiency	48.22%	49.64%	49.99%	51.81%	51.16%
Asset Quality
Net charge offs to average loans	0.03%	0.09%	0.10%	0.11%	0.20%
Loan loss reserve to total loans	1.26%	1.42%	1.67%	1.92%	2.28%
Loan loss reserve to nonperforming loans	653.31%	334.04%	337.51%	203.79%	166.60%
Nonperforming assets to total loans	0.20%	0.43%	0.51%	0.96%	1.40%
Other Data
Full-time equivalent employees	524	518	496	497	493
Offices	48	47	46	45	45

* Share and per share data has been adjusted for a 3-for-2 stock split on July 25, 2016 in the form of a stock dividend on August 5, 2016.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in 2016 was $52.1 million, up 12.3% from $46.4 million in 2015 and up from $43.8 million in 2014. Diluted net income per common share was $2.05 in 2016, $1.84 in 2015 and $1.74 in 2014. Return on average total assets was 1.29% in 2016 compared to 1.29% in 2015 and 1.32% in 2014. Return on average common shareholders' equity was 12.52% in 2016 versus 12.26% in 2015 and 12.77% in 2014. The dividend payout ratio with respect to diluted earnings per share was 35.61% in 2016, 34.36% in 2015 and 31.42% in 2014. The equity to average assets ratio was 10.30% in 2016 compared to 10.51% in 2015 and 10.34% in 2014.

Net income in 2016 was positively impacted by a $12.6 million increase in net interest income and a $1.4 million increase in noninterest income. Offsetting this positive impact was a $4.8 million increase in noninterest expense and a $1.2 million increase in the provision for loan losses. Net income in 2015 was positively impacted by a $3.6 million increase in net interest income and a $1.4 million increase in noninterest income. Offsetting this positive impact was a $2.0 million increase in noninterest expense.

Total assets were $4.290 billion as of December 31, 2016 versus $3.766 billion as of December 31, 2015, an increase of $523.7 million or 13.9%. This increase was primarily due to a $390.0 million increase in total loans.

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

The assessment of whether a decline exists that is other-than-temporary, involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If, in management's judgment, other-than-temporary impairment exists, the cost basis of the security will be written down to the computed net present value, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment).

RESULTS OF OPERATIONS

Overview

In 2016, the Company continued to grow loans and deposits organically, in its geographic footprint of northern Indiana and in Indianapolis. In late 2015, the Company opened its fourth branch in Indianapolis and in early 2016, its fifth branch in the Fort Wayne market. The Company has continued to increase market share in its geographic footprint and is planning for continued growth in loans and deposits in its most recent expansion into Indianapolis. The Company's profitability has been positively impacted by growth in loans and deposits. In addition, asset quality has remained strong. The core banking contributions to noninterest income of deposit, loan and wealth management fee income continued to grow in 2016. Overall, expense growth has reflected the continued investment in people, technology and our branch infrastructure. The outlook for 2017 includes plans for continued organic loan and deposit growth, a disciplined credit philosophy and investment in the Company.

Selected income statement information for the years ended December 31, 2016, 2015 and 2014 is presented in the following table.

(dollars in thousands)	2016	2015	2014
Income Statement Summary:
Net interest income	$118,481	$105,927	$102,303
Provision for loan losses	1,150	0	0
Noninterest income	32,864	31,479	30,053
Noninterest expense	72,978	68,206	66,166
Other Data:
Efficiency ratio (1)	48.22%	49.64%	49.99%
Dilutive EPS (2)	$2.05	$1.84	$1.74
Tangible capital ratio	9.89%	10.36%	10.41%
Net charge-offs to average loans	0.03%	0.09%	0.10%
Net interest margin	3.18%	3.19%	3.32%
Noninterest income to total revenue	21.71%	22.91%	22.71%

(1)	Noninterest expense/Net interest income plus Noninterest income
(2)	Per share data has been adjusted for a 3-for-2 stock split on July 25, 2016 paid in the form of a stock dividend on August 5, 2016.

Net Income

Net income was $52.1 million in 2016, an increase of $5.7 million, or 12.3%, versus net income of $46.4 million in 2015. Net interest income increased $12.6 million, or 11.9%, to $118.5 million versus $105.9 million in 2015. Net interest income increased primarily due to a 12.3% increase in average earning assets, driven by an increase of 12.1% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending. The net interest margin decreased to 3.18% in 2016 versus 3.19% in 2015, due to an increase in interest bearing liabilities, which more than offset an increase in earning asset yields during 2016.

Net income was $46.4 million in 2015, an increase of $2.6 million, or 5.9%, versus net income of $43.8 million in 2014. Net interest income increased $3.6 million, or 3.5%, to $105.9 million versus $102.3 million in 2014. Net interest income increased primarily due to a 7.7% increase in average earning assets, driven by an increase of 8.9% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending. The net interest margin decreased to 3.19% in 2015 versus 3.32% in 2014. The lower margin resulted from the continued low interest rate environment as well as competitive factors in the Company's markets including more aggressive pricing of new loan opportunities and renewed loans.

Net Interest Income

The following table presents a three-year average balance sheet and, for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.

THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2016			2015			2014
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,213,188	$124,830	3.88%	$2,872,937	$110,097	3.83%	$2,638,507	$105,317	3.99%
Tax exempt (1)	12,447	687	5.52	12,631	692	5.48	12,171	705	5.79
Investments: (1)
Available for sale	493,656	15,319	3.10	476,153	13,666	2.87	475,068	13,151	2.77
Short-term investments	6,007	14	0.23	5,229	4	0.08	5,253	4	0.08
Interest bearing deposits	74,665	339	0.45	17,229	55	0.32	10,291	40	0.39
Total earning assets	$3,799,963	$141,189	3.72%	$3,384,179	$124,514	3.68%	$3,141,290	$119,217	3.80%
Less: Allowance for loan losses	(43,274)			(45,256)			(46,831)
Nonearning Assets
Cash and due from banks	110,104			99,902			70,950
Premises and equipment	49,782			43,510			40,241
Other nonearning assets	123,144			114,855			112,621
Total assets	$4,039,719			$3,597,190			$3,318,271

Interest Bearing Liabilities
Savings deposits	$264,669	$441	0.17%	$233,361	$457	0.20%	$233,657	$507	0.22%
Interest bearing checking accounts	1,282,257	5,654	0.44	1,232,101	4,769	0.39	1,169,338	4,660	0.40
Time deposits:
In denominations under $100,000	246,971	2,832	1.15	279,604	3,321	1.19	280,819	3,205	1.14
In denominations over $100,000	959,569	10,017	1.04	733,608	6,868	0.94	615,764	5,196	0.84
Miscellaneous short-term borrowings	88,265	352	0.40	80,279	188	0.23	130,811	388	0.30
Long-term borrowings and
subordinated debentures (4)	30,960	1,174	3.79	30,962	1,009	3.26	30,963	1,029	3.32
Total interest bearing liabilities	$2,872,691	$20,470	0.71%	$2,589,915	$16,612	0.64%	$2,461,352	$14,985	0.61%
Noninterest Bearing Liabilities
Demand deposits	724,350			609,924			498,351
Other liabilities	26,644			19,245			15,433
Stockholders' Equity	416,034			378,106			343,135
Total liabilities and stockholders' equity	$4,039,719			$3,597,190			$3,318,271

Interest Margin Recap
Interest income/average earning assets		141,189	3.72		124,514	3.68		119,217	3.80
Interest expense/average earning assets		20,470	0.54		16,612	0.49		14,985	0.48
Net interest income and margin		$120,719	3.18%		$107,902	3.19%		$104,232	3.32%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2016, 2015 and 2014. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $2.2 million, $2.0 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2016, 2015 and 2014, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.
(4)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2015 and 2014.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

	2016 Over (Under) 2015 (1)			2015 Over (Under) 2014 (1)
	Attributable to		Total	Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income (2)
Loans:
Taxable	$13,200	$1,533	$14,733	$9,100	$(4,320)	$4,780
Tax exempt	(10)	5	(5)	26	(39)	(13)
Investments:
Available for sale	515	1,138	1,653	30	485	515
Short-term investments	1	9	10	0	0	0
Interest bearing deposits	252	32	284	23	(8)	15
Total interest income	13,958	2,717	16,675	9,179	(3,882)	5,297

Interest Expense
Savings deposits	57	(73)	(16)	(1)	(49)	(50)
Interest bearing checking accounts	200	685	885	245	(136)	109
Time deposits:
In denominations under $100,000	(377)	(112)	(489)	(14)	130	116
In denominations over $100,000	2,293	856	3,149	1,064	608	1,672
Miscellaneous short-term borrowings	20	144	164	(129)	(71)	(200)
Long-term borrowings and
subordinated debentures	0	165	165	0	(20)	(20)
Total interest expense	2,193	1,665	3,858	1,165	462	1,627
Net Interest Income (tax equivalent)	$11,765	$1,052	$12,817	$8,014	$(4,344)	$3,670

(1)
The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2016, 2015 and 2014. The changes in net interest income are created by changes in interest rates and changes in the volumes of loans, investments, deposits and borrowings. In the table above, changes attributable to volume are computed using the change in volume from the prior year multiplied by the previous year's rate, and changes attributable to rate are computed using the change in rate from the prior year multiplied by the previous year's volume. The change in interest or expense due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2016, 2015 and 2014. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Growth in the commercial loan portfolio accounted for most of the growth in loans, as well as total earning assets, during both 2016 and 2015 and positively impacted total interest income. Management believes that the growth in the loan portfolio will likely continue in a measured, but prudent, fashion as a result of our continued strategic focus on commercial and industrial lending, as well as commercial real estate lending. In addition, management believes its organic growth strategy of continued expansion in its current geographic footprint and in Indianapolis will provide continued loan growth opportunities. Growth in loans of $340.1 million was funded through an increase in interest bearing deposits. Interest bearing deposit accounts represented primarily by public funds increased $274.8 million. In addition, demand deposits increased $114.4 million in 2016.

The increase in the Company's yields on average earning assets during 2016 resulted from increases in market rates overall, including increases in loan portfolio yields during 2016.  Market rates were impacted by two Federal Reserve Bank increases in the Federal Funds rate, which occurred in December of 2016 and 2015.  Yields on commercial loans increased in 2016, as a result of higher, market interest rates.  During 2016 management continued to focus on growing the commercial portfolio in a prudent and responsible manner.  The cost of funds was also impacted by the rising rate environment during 2016, with the largest impact in public fund interest bearing checking and time deposit accounts.

Provision for Loan Losses

Due to the increase in the loan portfolio the Company recorded a provision for loan loss expense of $1.2 million in 2016, compared to no provision in either 2015 or 2014.  The allowance for loan losses at December 31, 2016 was $43.7 million, which represented 1.26% of the loan portfolio, versus an allowance for loan losses of $43.6 million at the end of 2015, which represented 1.42% of the loan portfolio. The allowance for loan losses was $46.3 million at the end of 2014, which represented 1.67% of the loan portfolio. The provision in 2016 was attributable to the increasing size of the loan portfolio with consideration to the decline in nonperforming loans and net charge-offs.  The lack of a provision in 2015 and 2014 was attributable to a number of factors but was primarily a result of improvement in key loan quality metrics, including a decrease in net charge-offs, strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, stabilization in economic conditions in the Company's markets and general signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management's overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

The following table presents changes in the components of noninterest income for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2016	2015	2014	2016	2015
Wealth advisory fees	$4,805	$4,531	$4,072	6.0%	11.3%
Investment brokerage fees	1,010	1,507	3,370	-33.0%	-55.3%
Service charges on deposit accounts	12,013	10,608	9,495	13.2%	11.7%
Loan, insurance and service fees	7,681	7,460	6,799	3.0%	9.7%
Merchant card fee income	2,098	1,843	1,549	13.8%	19.0%
Bank owned life insurance	1,392	1,338	1,393	4.0%	-3.9%
Other income	2,213	2,974	2,978	-25.6%	-0.1%
Mortgage banking income	1,586	1,176	621	34.9%	89.4%
Net securities gains (losses)	66	42	(224)	57.1%	118.8%
Total noninterest income	$32,864	$31,479	$30,053	4.4%	4.7%
Noninterest income to total revenue	21.7%	22.9%	22.7%

Noninterest income was $32.9 million in 2016 versus $31.5 million in 2015, an increase of $1.4 million, or 4.4%. The increase was primarily driven by a $1.4 million increase in service charges on deposit accounts driven by growth in fees from business accounts. In addition, mortgage banking income increased due to higher volumes of loans sold in the secondary market resulting from the continued low interest rate environment. Noninterest income was negatively impacted by decreases in other income due to lower rents on operating leases as well as a write-down to a property formerly used as a Lake City Bank branch that was subsequently sold.  In addition, investment brokerage fees declined due to lower production volumes as well as changes to the product mix designed to provide a more consistent revenue stream.

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

Noninterest Expense

The following table presents changes in the components of noninterest expense for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2016	2015	2014	2016	2015
Salaries and employee benefits	$41,934	$38,923	$38,648	7.7%	0.7%
Net occupancy expense	4,266	3,820	3,776	11.7%	1.2%
Equipment costs	3,850	3,598	3,231	7.0%	11.4%
Data processing fees and supplies	8,148	7,592	6,171	7.3%	23.0%
Corporate and business development	3,328	3,173	3,073	4.9%	3.3%
FDIC insurance and other regulatory fees	2,001	2,044	1,936	-2.1%	5.6%
Professional fees	3,208	2,794	2,990	14.8%	-6.6%
Other expense	6,243	6,262	6,341	-0.3%	-1.2%
Total noninterest expense	$72,978	$68,206	$66,166	7.0%	3.1%

Noninterest expense was $73.0 million in 2016 versus $68.2 million in 2015, an increase of $4.8 million, or 7.0%.  Salaries and employee benefits increased by $3.0 million primarily due to higher performance incentive-based compensation costs, normal merit increases and staff additions.  Data processing fees increased primarily due to increased technology and software related expenditures with the Company's core processor which are volume and product driven and represent digital solutions and forward technology for clients.  Net occupancy expense increased due to higher depreciation expense related to branch upgrades and expansion.  Professional fees increased primarily due to fees related to the issuance of chip-enabled debit cards, fees paid to a third-party investment manager to manage the Company's investment portfolio as well as fees paid for deposit and asset/liability modeling consulting.

Noninterest expense was $68.2 million in 2015 versus $66.2 million in 2014, an increase of $2.0 million, or 3.1%. Data processing fees increased by $1.4 million, primarily due to increased technology and software related expenditures with the Company's core processor which are volume and product driven and represent digital solutions and forward technology for clients. Equipment costs increased due to higher depreciation expense related to branch upgrades and expansion. Salaries and employee benefits increased primarily due to staff additions, higher health insurance costs and higher pension plan costs.

Income Taxes

The Company recognized income tax expense in 2016 of $25.1 million, compared to $22.8 million in 2015, and $22.4 million in 2014. The effective tax rate in 2016 was 32.5% compared to 33.0% in 2015, and 33.8% in 2014. The effective tax rate was lower in 2016 compared to 2015 and 2014 due to increases in income from tax-advantaged sources as well as lower statutory state income tax rates. For a detailed analysis of the Company's income taxes see Note 13 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.290 billion as of December 31, 2016, an increase of $523.7 million, or 13.9%, when compared to $3.766 billion as of December 31, 2015. Total loans increased by $390.0 million, or 12.7%, to $3.471 billion at December 31, 2016 from $3.081 billion at December 31, 2015. Cash increased by $74.9 million and investments increased by $26.1 million. Funding for the loan growth came from a $394.5 million increase in total deposits in 2016 as well as a $90.4 million increase in short-term borrowings.

Uses of Funds

Investment Portfolio

The amortized cost and the fair value of securities as of December 31, 2016, 2015 and 2014 were as follows:

	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(fully tax equivalent basis dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$990	$1,003	$988	$1,003	$986	$1,004
U.S. government sponsored agencies	6,312	6,241	7,178	7,120	0	0
Agency residential mortgage-backed securities	351,108	351,568	357,984	360,672	366,596	372,095
State and municipal securities	146,917	145,379	105,753	109,276	99,399	102,812
Total debt securities available for sale	$505,327	$504,191	$471,903	$478,071	$466,981	$475,911

At year-end 2016, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders' equity. See Note 2 for more information on these investments.

Purchases of securities available for sale totaled $117.7 million in 2016, $91.8 million in 2015 and $73.4 million in 2014. Securities sales totaled $12.1 million in 2016, $7.8 million in 2015 and $13.8 million in 2014. Paydowns from prepayments and scheduled payments of $56.4 million, $61.6 million and $55.9 million were received in 2016, 2015 and 2014, and the amortization of premiums, net of the accretion of discounts, was $2.9 million, $4.5 million and $5.4 million, respectively. Maturities and calls of securities totaled $12.9 million, $13.1 million and $2.1 million in 2016, 2015 and 2014, respectively. No other-than-temporary impairment was recognized in 2016, 2015 or 2014.  The investment portfolio is managed to provide for an appropriate balance between liquidity, credit risk, investment return and to limit the Company's exposure to risk to an acceptable level.

The weighted average yields and maturity distribution for the securities portfolio at December 31, 2016, were as follows:

	Within		After One		After Five Years		Over Ten
	One Year		Within Five Years		Within Ten years		Years
	Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
(fully tax equivalent basis, dollars in thousands)
U.S. Treasury securities	$0	0.00%	$1,003	2.24%	$0	0.00%	$0	0.00%
U.S. government sponsor agency	0	0.00%	0	0.00%	2,951	2.36%	3,290	2.21%
Agency residential mortgage-backed securities	0	0.00%	63,368	2.60%	83,290	2.72%	204,910	2.87%
State and municipal securities	3,403	5.67%	21,402	4.43%	44,930	4.78%	75,644	4.56%
Total Securities	$3,403	5.67%	$85,773	3.05%	$131,171	3.42%	$283,844	3.31%

    The company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.

Real Estate Mortgage Loans HFS

Real estate mortgages held for sale increased by $2.6 million to $5.9 million at December 31, 2016 from $3.3 million at December 31, 2015. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells almost all of the mortgage loans it originates on the secondary market. Proceeds from sales totaled $69.4 million in 2016, $68.6 million in 2015 and $56.1 million in 2014.

Loan Portfolio

The loan portfolio by class as of December 31, 2016, 2015, 2014, 2013 and 2012 was as follows:

(dollars in thousands)	2016	2015	2014	2013	2012
Commercial and industrial loans:
Working capital lines of credit loans	$624,404	$581,025	$544,043	$457,690	$439,638
Non-working capital loans	644,086	598,487	491,330	443,877	407,184
Total commercial and industrial loans	1,268,490	1,179,512	1,035,373	901,567	846,822
Commercial real estate and multi-family residential loans:
Construction and land development loans	245,182	230,719	156,636	157,630	82,494
Owner occupied loans	469,705	412,026	403,154	370,386	358,617
Nonowner occupied loans	458,404	407,883	394,458	394,748	314,889
Multi-family loans	127,632	79,425	71,811	63,443	45,011
Total commercial real estate and multi-family residential loans	1,300,923	1,130,053	1,026,059	986,207	801,011
Agri-business and agricultural loans:
Loans secured by farmland	172,633	164,375	137,407	133,458	109,147
Loans for agricultural production	222,210	141,719	136,380	120,571	115,572
Total agri-business and agricultural loans	394,843	306,094	273,787	254,029	224,719
Other commercial loans	98,270	85,075	75,715	70,770	56,807
Total commercial loans	3,062,526	2,700,734	2,410,934	2,212,573	1,929,359
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	163,155	158,062	145,167	125,444	109,823
Open end and junior lien loans	169,664	163,700	150,220	146,946	161,366
Residential construction and land development loans	15,015	9,341	6,742	4,640	11,541
Total consumer 1-4 family mortgage loans	347,834	331,103	302,129	277,030	282,730
Other consumer loans	61,308	49,113	49,541	46,125	45,755
Total consumer loans	409,142	380,216	351,670	323,155	328,485
Subtotal	3,471,668	3,080,950	2,762,604	2,535,728	2,257,844
Less: Allowance for loan losses	(43,718)	(43,610)	(46,262)	(48,797)	(51,445)
Net deferred loan fees	(741)	(21)	(284)	(630)	(324)
Loans, net	$3,427,209	$3,037,319	$2,716,058	$2,486,301	$2,206,075

The ratio of loans to total loans by portfolio segment as of December 31, 2016, 2015, 2014, 2013 and 2012 was as follows:

	2016	2015	2014	2013	2012

Commercial and industrial loans	36.54%	38.28%	37.48%	35.55%	37.50%
Commercial real estate and multi-family residential loans	37.47%	36.68%	37.14%	38.89%	35.48%
Agri-business and agricultural loans	11.36%	9.93%	9.91%	10.02%	9.95%
Other commercial loans	2.83%	2.76%	2.74%	2.79%	2.52%
Consumer 1-4 family mortgage loans	10.02%	10.75%	10.94%	10.93%	12.52%
Other consumer loans	1.78%	1.60%	1.79%	1.82%	2.03%
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%
    In 2016, loan balances increased by $391.1 million, which is net of approximately $70.7 million in loans originated and sold and $105,000 transferred to other real estate in 2016.  In 2015, loan balances increased by $322.1 million, which is net of approximately $69.3 million in loans originated and sold and $853,000 transferred to other real estate in 2015. In 2014 loan balances increased by $235.2 million, which is net of approximately $55.1 million in loans originated and sold and $1.1 million transferred to other real estate in 2014.

The mix of loan types within the Company's portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. In particular, agriculture loans increased by $88.7 million in 2016, which resulted in 11% of the total loan portfolio. This increase in commercial loans to the total portfolio was a result of the Company's long standing strategic plan that is focused on organic expansion and growth in the commercial business.

The residential construction and land development loans class included construction loans totaling $11.4 million, $7.3 million, $5.3 million, $3.8 million and $10.7 million as of December 31, 2016, 2015, 2014, 2013 and 2012. The Bank generally sells conforming mortgage loans which it originates on the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2016:

		Residential
		Real
		Estate		Line of
(dollars in thousands)	Commercial	Mortgage	Installment	Credit	Total	Percent
Within one year	$1,693,161	$17,273	$11,885	$33,115	$1,755,434	50.57%
After one year, within five years	1,166,493	55,535	23,259	86,082	1,331,369	38.35
Over five years	266,398	51,809	3,168	56,851	378,226	10.89
Nonaccrual loans	6,363	80	0	195	6,639	0.19
Total loans	$3,132,415	$124,698	$38,312	$176,243	$3,471,668	100.00%

At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2016 amounted to $594.7 million and $1.115 billion, respectively.

Bank Owned Life Insurance

Bank owned life insurance increased by $4.3 million to $74.0 million at December 31, 2016 and by $3.1 million to $69.7 million at December 31, 2015 from $66.6 million at December 31, 2014. These increases during 2016 and 2015 were primarily due to additional purchases of life insurance to help offset employee benefit plan expenses, which have continued to increase since 2002 due to the increased number of officers at the Bank. Bank owned life insurance provides investment income from the securities the life insurance is invested in and offsets benefit plan expenses.

Sources of Funds

The average daily deposits and borrowings together with the average rates paid on those deposits and borrowings for the years ended December 31, 2016, 2015 and 2014 are summarized in the following table:

							% Balance Change
	2016		2015		2014		From Prior Year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2016	2015
Noninterest bearing demand deposits	$724,350	0.00%	$609,924	0.00%	$498,351	0.00%	19%	22%
Savings and transaction accounts:
Savings deposits	264,669	0.17	233,361	0.20	233,657	0.22	13	(0)
Interest bearing demand deposits	1,282,257	0.44	1,232,101	0.39	1,169,338	0.40	4	5
Time deposits:
Deposits of $100,000 or more	959,569	1.04	733,608	0.94	615,764	0.84	31	19
Other time deposits	246,971	1.15	279,604	1.19	280,819	1.14	(12)	(0)
Total deposits	$3,477,816	0.54%	$3,088,598	0.49%	$2,797,929	0.48%	13	10
FHLB advances and other borrowings	119,225	1.28	111,241	1.08	161,774	0.88	7	(31)
Total funding sources	$3,597,041	0.71%	$3,199,839	0.64%	$2,959,703	0.61%	12	8
Time deposits as of December 31, 2016 will mature as follows:

	$100,000	% of		% of
(dollars in thousands)	or more	Total	Other	Total
Within three months	$237,210	25.65%	$40,151	16.80%
Over three months, within six months	152,787	16.52	28,498	11.92
Over six months, within twelve months	296,141	32.02	58,137	24.33
Over twelve months	238,687	25.81	112,207	46.95
Total time certificates of deposit	$924,825	100.00%	$238,993	100.00%

Deposits

Average deposits increased $389.2 million comparing December 31, 2016 to December 31, 2015. The growth in deposits consisted of $420.5 million in core deposit growth offset by a decrease of $31.3 million in brokered deposits. Average public funds time deposits increased by $293.6 million and average commercial demand deposits increased $94.8 million.  The growth in deposits in 2016 resulted from increased deposit balances from existing customers as well as growth in new customers. The Company believes that the prolonged low rate environment has caused depositors to shift their deposits to short-term liquid products in anticipation of higher future market deposit rates.

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

As previously noted, the Company has 33% funding from public fund entities which represent customers in the Company's geographic footprint. A shift in funding away from public fund deposits could require the Company to execute alternate funding plans under the Contingency Funding Plan discussed in further detail under "Liquidity Risk" below.

Borrowings

During 2016, average total short-term borrowings increased $8.0 million primarily due to an increase in advances with the Federal Home Loan Bank of Indianapolis. Ending balances of total short-term borrowings increased $90.4 million during 2016 due to increases in Federal Home Loan Bank of Indianapolis advances offset by decreases in securities sold under agreements to repurchase.

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

Capital

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and continuing growth in loans. The Company had a total risk-based capital ratio of 13.2%, a Tier I risk-based capital ratio of 12.1% and a common Tier 1 risk-based capital ratio of 11.3% as of December 31, 2016. These ratios met or exceeded the Federal Reserve's "well-capitalized" minimums of 10.0%, 8.0% and 6.5%, respectively. The Company also had a Tier 1 leverage ratio of 10.9% and a tangible equity ratio of 9.9%. See Note 16 – Capital Requirements for more information.

The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders' equity increased by 8.7% to $427.0 million as of December 31, 2016 from $392.8 million as of December 31, 2015. The Company earned $52.1 million in 2016 and $46.4 million in 2015. The Company declared cash dividends of $0.73 per share in 2016, which decreased equity by $18.2 million. The Company declared cash dividends of $0.63 per share in 2015, which decreased equity by $15.7 million. The change in accumulated other comprehensive income, largely due to changes in the fair values of available-for-sale securities, decreased equity by $4.5 million in 2016, and decreased equity by $1.7 million in 2015. The impact to equity due to other comprehensive income is not included in regulatory capital. Stock based compensation expense increased equity by $4.2 million in 2016 and $2.5 million in 2015.

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

Credit Risk

Credit risk represents the risk of loss arising from an obligor's inability or failure to meet contractual payment or performance terms. Our primary credit risks result from lending and investment activities.

Investment Portfolio

The Company's investment portfolio consists of Treasury securities, government agencies, and municipal tax exempt bonds. During 2016, purchases in the securities portfolio consisted of primarily mortgage-backed securities and municipal bonds. As of December 31, 2016, the Company's investment in mortgage-backed securities represented approximately 70% of total securities consisting of Collateralized Mortgage Obligations ("CMOs"), Commercial Mortgage-Backed Securities ("CMBSs") and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company in 2016 were within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company's investment policy. The Company uses analytics provided by its third party portfolio advisor to evaluate and monitor all investments on a quarterly basis. Based upon these analytics as of December 31, 2016, the securities in the available for sale portfolio had approximately a 4.1 year effective duration with approximately a negative 13.17% change in market value in the event of a 300 basis point upward, instantaneous rate shock and an approximate positive 3.65% change in market value in the event of a 100 basis point downward, instantaneous rate shock. As of December 31, 2016, all mortgage-backed securities were performing in a manner consistent with management's ALCO modeled expectations at time of purchase.

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

There were no loan concentrations within industries, which exceeded ten percent of total loans, except commercial real estate and manufacturing. Commercial real estate was $1.102 billion, or 32.2% of total loans, and manufacturing was $477.3 million, or 13.9% of total loans, at December 31, 2016. Nearly all of the Bank's commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its geographic market areas and to diverse industries.

The following is a summary of nonperforming loans as of December 31, 2016, 2015, 2014, 2013 and 2012.

(dollars in thousands)	2016	2015	2014	2013	2012
Commercial and industrial loans
Past due accruing loans (90 days or more)	$0	$0	$101	$0	$50
Nonaccrual loans(1)	2,224	5,109	4,230	5,616	6,713
Subtotal nonperforming loans	2,224	5,109	4,331	5,616	6,763
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	3,723	7,174	7,204	15,459	22,346
Subtotal nonperforming loans	3,723	7,174	7,204	15,459	22,346
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	283	471	486	1,114	798
Subtotal nonperforming loans	283	471	486	1,114	798
Other commercial loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	0	0	30	0	0
Subtotal nonperforming loans	0	0	30	0	0
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	53	0	29	46	0
Nonaccrual loans(1)	409	301	1,576	1,605	895
Subtotal nonperforming loans	462	301	1,605	1,651	895
Other consumer loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	0	0	51	105	77
Subtotal nonperforming loans	0	0	51	105	77
Total nonperforming loans	$6,692	$13,055	$13,707	$23,945	$30,879

(1) Includes nonaccrual troubled debt restructured loans.

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate owned and repossessions, the total of which amounted to $6.9 million and $13.3 million at December 31, 2016 and 2015. As of December 31, 2016, management believed that there were no significant foreseeable losses relating to nonperforming assets, except as discussed below.

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

Nonaccrual loans were 0.19% of total loans, at year end 2016 versus 0.42% of total loans, at year end 2015. There were 46 relationships totaling $20.7 million classified as impaired as of December 31, 2016 versus 47 relationships totaling $20.6 million at the end of 2015. The decrease in nonaccrual loans during 2016 resulted primarily from the payoff of a $2.0 million nonaccrual commercial credit. In addition, a $2.9 million commercial credit was returned to accruing status due to improved performance.  Total nonperforming loans were $6.7 million, or 0.19% of total loans, at year end 2016 versus $13.1 million, or 0.42% of total loans, at the end of 2015.

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

As of December 31, 2016 and 2015, all non-homogenous loans on nonaccrual status were also on impaired status. There were $20.7 million and $20.6 million of loans classified as impaired as of December 31, 2016 and 2015.

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced below market rates and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2016, there were 36 borrowers with loans totaling $16.0 million renegotiated as troubled debt restructurings and $2.6 million were modified in 2016. Of these loans, $5.6 million were included in nonaccrual loans in the previous table and the remaining $10.4 million were performing under their modified terms. As of December 31, 2015, there were 33 borrowers with loans totaling $17.2 million renegotiated as troubled debt restructurings and $2.3 million were modified in 2015. Of these loans, $10.9 million were included nonaccrual loans in the previous table and the remaining $6.3 million of troubled debt restructured loans were performing under their modified terms at December 31, 2015. The Company has no commitments to lend additional funds to any of the borrowers.

The following is a summary of the loan loss experience for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

(dollars in thousands)	2016	2015	2014	2013	2012
Amount of loans outstanding, December 31,	$3,470,927	$3,080,929	$2,762,320	$2,535,098	$2,257,520
Average daily loans outstanding during the year ended December 31,	$3,225,635	$2,885,568	$2,650,678	$2,343,422	$2,216,131
Allowance for loan losses, January 1,	$43,610	$46,262	$48,797	$51,445	$53,400
Loans charged-off:
Commercial and industrial loans	801	1,320	1,441	1,062	3,069
Commercial real estate and multi-family residential loans	566	1,114	2,560	2,069	1,108
Agri-business and agricultural loans	0	0	0	200	0
Other commercial loans	0	122	0	0	0
Consumer 1-4 family mortgage loans	478	362	439	382	1,340
Other consumer loans	210	255	245	339	405
Total loans charged-off	2,055	3,173	4,685	4,052	5,922
Recoveries of loans previously charged-off:
Commercial and industrial loans	461	216	914	513	767
Commercial real estate and multi-family residential loans	336	107	928	377	203
Agri-business and agricultural loans	19	20	20	212	186
Other commercial loans	0	0	0	0	0
Consumer 1-4 family mortgage loans	107	52	153	126	148
Other consumer loans	90	126	135	176	111
Total recoveries	1,013	521	2,150	1,404	1,415
Net loans charged-off	1,042	2,652	2,535	2,648	4,504
Provision for loan loss charged to expense	1,150	0	0	0	2,549
Balance, December 31,	$43,718	$43,610	$46,262	$48,797	$51,445

Ratio of net charge-offs during the period to average daily loans outstanding:
Commercial and industrial loans	0.01%	0.04%	0.02%	0.02%	0.11%
Commercial real estate and multi-family residential loans	0.01	0.03	0.06	0.07	0.04
Agri-business and agricultural loans	0.00	0.00	0.00	0.00	(0.01)
Other commercial loans	0.00	0.00	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	0.01	0.01	0.01	0.01	0.05
Other consumer loans	0.00	0.01	0.01	0.01	0.01
Total ratio of net charge-offs	0.03%	0.09%	0.10%	0.11%	0.20%
Ratio of allowance for loan losses to nonperforming loans	653.29%	334.05%	337.51%	203.79%	166.60%

The following is a summary of the allocation for loan losses as of December 31, 2016, 2015, 2014, 2013 and 2012.

(dollars in thousands)	2016	2015	2014	2013	2012
Allocated allowance for loan losses:
Commercial and industrial loans	$20,272	$21,564	$22,785	$21,005	$22,342
Commercial real estate and multi-family residential loans	13,452	12,473	14,153	18,556	20,812
Agri-business and agricultural loans	3,532	2,445	1,790	1,682	1,403
Other commercial loans	461	574	276	391	240
Consumer 1-4 family mortgage loans	2,827	3,395	3,459	3,046	2,682
Other consumer loans	387	319	483	608	609
Total allocated allowance for loan losses	40,931	40,770	42,946	45,288	48,088
Unallocated allowance for loan losses	2,787	2,840	3,316	3,509	3,357
Total allowance for loan losses	$43,718	$43,610	$46,262	$48,797	$51,445

    At December 31, 2016, the allowance for loan losses was 1.26% of total loans outstanding, versus 1.42% of total loans outstanding at December 31, 2015. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans:  Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management's close attention. The Company's policy is to establish a specific allowance for loan losses for any assets where management has identified conditions or circumstances that indicate an asset is impaired. If an asset or portion thereof is classified as loss, the Company's policy is to either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount.

At December 31, 2016, on the basis of management's review of the loan portfolio, the Company had 84 credits totaling $147.3 million on the classified loan list versus 84 credits totaling $141.2 million on December 31, 2015. As of December 31, 2016, the Company had $74.2 million of assets classified as Special Mention, $72.4 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $105.4 million, $35.3 million, $0 and $0, respectively at December 31, 2015.

Included in the classified loan amounts for December 31, 2016 above were the following troubled debt restructured loans: 15 mortgage loans totaling $1.1 million with total allocations of $240,000, and 30 commercial loans totaling $14.9 million with total allocations of $2.7 million. Included in the classified loan amounts for December 31, 2015 above were the following troubled debt restructured loans: 17 mortgage loans totaling $1.4 million with total allocations of $272,000, and 23 commercial loans totaling $13.9 million with total allocations of $2.1 million.

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

The allowance for loan losses increased 0.2%, or $108,000, from $43.6 million at December 31, 2015 to $43.7 million at December 31, 2016. Pooled loan allocations decreased $347,000 from $40.0 million at December 31, 2015 to $39.6 million at December 31, 2016, which was due to management's view of current credit quality and the current economic environment. Impaired loan allocations increased $455,000 from $3.7 million at December 31, 2015 to $4.1 million at December 31, 2016. This increase was primarily due to slightly higher levels of classified loans as well as higher allocations on specific classified loans. The unallocated component of the allowance for loan losses was $2.8 million at both  December 31, 2016 and 2015, unchanged primarily due to stabilization in the current economic conditions and the general improvement in our borrowers' performance and future prospects. While general trends in credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions, including the risk of an economic downturn.

The Company has experienced growth in total loans over the last three years of $935.8 million, or 36.9%. The concentration of this loan growth was in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

Economic conditions in the Company's markets have generally improved and stabilized, and management is cautiously optimistic that the recovery is positively impacting its borrowers. While the recovery is not robust, commercial real estate activity and manufacturing growth is occurring. The Company's continued growth strategy promotes diversification among industries as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations. The Company believes that historical industry-specific issues in the Company's markets have improved and continue to be somewhat mitigated by its overall expansion strategy, the economic environment impacting its entire geographic footprint will continue to present challenges.

Liquidity Risk

Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company's Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. The cash flow from the securities portfolio is expected to provide approximately $55 million of potential contingent funding in 2017.

The Company has approval of $1.680 billion in secondary funding sources available as of December 31, 2016, of which $270.6 million was utilized. The Company had $305.0 million of availability in federal funds lines with eleven correspondent banks, none of which was drawn on as of December 31, 2016. The Company has Board of Directors approval to borrow up to $800.0 million at the FHLB, but, given the Company's current collateral structure and outstanding borrowings as of December 31, 2016, the Company could have only borrowed up to $45.2 million under this authority based on utilization of $180.0 million at December 31, 2016. The Company also has additional collateral that could be pledged to the FHLB of $190.4 million as of December 31, 2016 to generate additional liquidity. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $305.6 million given its current collateral structure at the Federal Reserve Bank discount window program and the terms of these facilities at December 31, 2016. The Company also has established relationships in the brokered time deposit and brokered money market sectors, as well as the CDARS One-Way Buy program, to access these funds when desired with settlement of funds in one to two weeks' time.

The Company had all of its securities in the available for sale portfolio at December 31, 2016, allowing the Company maximum flexibility to sell securities to meet funding demands. Management believes the majority of the securities in the available for sale portfolio are of high quality and marketable. Approximately 71% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

The Company has a formalized Contingency Funding Plan ("CFP"). The Board of Directors and management recognize the importance of liquidity during times of normal operations and in times of stress. The CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, the Federal Reserve Bank, brokered deposits, certificates of deposit available from CDARS, repurchase agreements and Fed Funds. The CFP also addresses the Bank's ability to liquidate its securities portfolio. The CFP at the Holding Company level establishes a minimum cash coverage limit of 2 times annual operating expenses; it also gives consideration to the possibility of establishing a holding company committed line of credit as well as the ability to transfer securities from the investment subsidiary of the Bank to the Company.

Further, the CFP identifies CFP team members and expressly details their respective roles. Potential risk scenarios are identified and the plan includes multiple scenarios, including short-term and long-term funding crisis situations. Under the long-term funding crisis, two additional scenarios are identified: a moderate risk scenario and a highly stressed scenario. The CFP details the responsibilities and the actions to be taken by the CFP team under each scenario. Quarterly reports to management and the Board of Directors under the CFP include an early warning indicator matrix and pro forma cash flows for the various scenarios.

The following table discloses information on the maturity of the Company's contractual long-term obligations. Certificates of deposit listed are those with original maturities of 1 year or more as of December 31, 2016.

	Payments Due by Period
		One year			After 5
(dollars in thousands)	Total	or less	1-3 years	3-5 years	years
Certificates of deposit	$429,351	$102,188	$248,812	$78,330	$21
Long-term debt	32	0	32	0	0
Operating leases	4,735	363	697	704	2,971
Pension and SERP plans	3,066	330	676	666	1,394
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long-term cash obligations	$468,112	$102,881	$250,217	$79,700	$35,314

During the normal course of business, the Company becomes a party to financial instruments with off‑balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open‑ended revolving lines of credit. The Company follows the same credit policy (including requiring collateral, if deemed appropriate) to make such commitments as is followed for those loans that are recorded in its financial statements.

The Company's exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments. Off-balance sheet transactions are more fully discussed in Note 18 in the consolidated financial statements.

The following table discloses information on the maturity of the Company's commitments.

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
(dollars in thousands)	Committed	or less	year
Unused loan commitments	$1,419,794	$888,657	$531,137
Commercial letters of credit	93	93	0
Standby letters of credit	54,749	31,483	23,266
Total commitments and letters of credit	$1,474,636	$920,233	$554,403

Interest Rate Risk

Interest rate risk is the risk that the estimated fair value of the Company's assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.

Interest rate risk represents the Company's primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Given the Company's mix of interest bearing liabilities and interest earning assets on December 31, 2016 and using changes in the interest rate environment over a one-year period, the net interest margin could be expected to decline in a falling interest rate environment and increase in a rising interest rate environment. Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board. For the majority of 2016, the Federal Reserve Board's Federal Open Market Committee ("FOMC") kept the target federal funds rate at a range of .25% to .50%. At their December 2016 meeting, the FOMC raised interest rates for the first time since December 2015 when they unanimously voted to set the new target federal funds rate at a range of .50% to .75% (a 25 basis point increase). The FOMC cited 'realized and expected labor market conditions and inflation' in increasing its benchmark rate a quarter percentage point.  The updated economic projections also released at this meeting now project three rate hikes in 2017, as opposed to just two rate hikes projected with the September 2016 projections.  There was no change in the inflation forecast for 2017 or 2018.  The FOMC also announced it is maintaining its policy of reinvesting principal payments from its holdings of agency debt and mortgage-backed securities, and of rolling over maturing Treasury securities at auction, anticipating it will do so until normalization of the federal funds rate is well underway. The Company's yield on earning assets increased 4 basis points during 2016. Contributing to this increase was the full-year impact of the December 2015 FOMC rate increase, as well as investment prepayment penalty income received in the first quarter of 2016.  The rate paid on deposit accounts and purchased funds increased 5 basis point for 2016 mainly due to increased rates paid on public fund accounts, including transactional accounts and time deposit accounts, as these accounts are typically higher priced and more sensitive to interest rates, as well as Libor based funding in the form of subordinated debentures. The combined result of the increase in the yield on earning assets and the increase in rates paid on deposits and purchased funds led to a decrease in the net interest margin from 3.19% for 2015 to 3.18% for 2016. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2017 in response to economic conditions the results of the Trump administration changes to economic policy and laws, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services.

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

The following table provides information regarding the Company's financial instruments that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company's assumptions relative to the impact of interest-rate fluctuations on the prepayment of certain commercial, residential and home equity loans and mortgage-backed securities. Core deposits such as noninterest bearing deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, are shown based on management's judgment and historical experience that indicates some portion of the balances are retained over time. Weighted-average variable rates are based upon rates existing at the reporting date.

	2016
	Principal/Notional Amount Maturing in:
								Fair
								Value
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2016
Rate sensitive assets:
Fixed interest rate loans	$516,657	$291,441	$147,290	$72,626	$33,206	$40,494	$1,101,714	$1,099,773
Average interest rate	4.36%	4.36%	4.24%	4.22%	4.18%	4.27%
Variable interest rate loans	$1,244,882	$342,797	$206,493	$142,791	$94,768	$337,482	$2,369,213	$2,355,066
Average interest rate	3.55%	3.45%	3.55%	3.44%	3.75%	3.91%
Total loans	$1,761,539	$634,238	$353,783	$215,417	$127,974	$377,976	$3,470,927	$3,454,839
Average interest rate	3.79%	3.87%	3.83%	3.70%	3.86%	3.95%
Fixed interest rate securities	$90,530	$64,846	$59,249	$50,968	$50,854	$186,021	$502,468	$501,267
Average interest rate	2.95%	2.69%	2.61%	2.48%	2.45%	2.72%
Variable interest rate securities	$590	$506	$396	$309	$242	$816	$2,859	$2,924
Average interest rate	1.58%	1.57%	1.57%	1.57%	1.57%	1.57%
Other interest-bearing assets	$29,637	$0	$0	$0	$0	$0	$29,637	$29,637
Average interest rate	0.38%	0.00%	0.00%	0.00%	0.00%	0.00%
Total earning assets	$1,882,296	$699,590	$413,428	$266,694	$179,070	$564,813	$4,005,891	$3,988,667
Average interest rate	3.70%	3.76%	3.66%	3.46%	3.46%	3.54%
Rate sensitive liabilities:
Noninterest bearing checking	$26,468	$3,731	$0	$0	$0	$789,604	$819,803	$819,803
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$123,544	$47,778	$34,374	$294,810	$28,006	$1,065,779	$1,594,291	$1,594,291
Average interest rate	0.45%	0.29%	0.30%	0.82%	0.28%	0.40%
Time deposits	$812,924	$197,626	$64,068	$40,420	$48,299	$481	$1,163,818	$1,169,905
Average interest rate	0.98%	1.28%	1.64%	1.76%	1.96%	1.10%
Total deposits	$962,936	$249,135	$98,442	$335,230	$76,305	$1,855,864	$3,577,912	$3,583,999
Average interest rate	0.89%	1.06%	1.16%	0.93%	1.33%	0.23%
Fixed interest rate borrowings	$0	$32	$0	$0	$0	$0	$32	$34
Average interest rate	0.00%	6.23%	0.00%	0.00%	0.00%	0.00%
Variable interest rate borrowings	$180,000	$7,292	$3,278	$39,475	$0	$30,928	$260,973	$261,244
Average interest rate	0.91%	0.33%	0.33%	0.33%	0.00%	4.08%
Total funds	$1,142,936	$256,459	$101,720	$374,705	$76,305	$1,886,792	$3,838,917	$3,845,277
Average interest rate	0.89%	1.04%	1.13%	0.86%	1.33%	0.29%

The Company utilizes computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company's asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools: GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Company's liquidity and interest sensitivity position at December 31, 2016, remained adequate to meet the Company's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places a greater level of credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company's management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company's cumulative repricing GAP ratio as of December 31, 2016 for the next 12 months using a scenario in which interest rates remained unchanged was a positive 0.79% of earning assets.

 Net interest income simulation modeling, or earnings-at-risk, measures the sensitivity of net interest income to various interest rate movements. The Company's asset liability process monitors simulated net interest income under three separate interest rate scenarios; base, rising and falling. Estimated net interest income for each scenario is calculated over a twelve-month horizon. The immediate and parallel changes to the base case scenario used in the model are presented below. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into the earnings of the Company.

The base scenario is highly dependent on numerous assumptions embedded in the model. While the base sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For certain assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity core deposit products, such as savings, money market, NOW and demand deposits reflect management's best estimate of expected future behavior.

Results for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company's rate sensitive assets and liabilities at December 31, 2016. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising	Rising	Rising	Rising
	Base	(100 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
(dollars in thousands)
Net interest income	$128,914	$122,747	$131,197	$133,588	$138,356	$147,821	$157,116
Variance from Base		$(6,167)	$2,283	$4,674	$9,442	$18,907	$28,202
Percent of change from Base		(4.78)%	1.77%	3.63%	7.32%	14.67%	21.88%

For more information on the Company's interest rate sensitivity see the Interest Rate Risk discussion in Item 7. above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana
We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. We also have audited Lakeland Financial Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
Crowe Horwath LLP
Indianapolis, Indiana
 February 28, 2017

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2016	2015
ASSETS
Cash and due from banks	$142,408	$67,484
Short-term investments	24,872	13,190
Total cash and cash equivalents	167,280	80,674

Securities available for sale (carried at fair value)	504,191	478,071
Real estate mortgage loans held for sale	5,915	3,294

Loans, net of allowance for loan losses of $43,718 and $43,610	3,427,209	3,037,319

Land, premises and equipment, net	52,092	46,684
Bank owned life insurance	74,006	69,698
Federal Reserve and Federal Home Loan Bank Stock	11,522	7,668
Accrued interest receivable	11,687	9,462
Goodwill	4,970	4,970
Other assets	31,153	28,446
Total assets	$4,290,025	$3,766,286

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$819,803	$715,093
Interest bearing deposits	2,758,109	2,468,328
Total deposits	3,577,912	3,183,421

Short-term borrowings
Securities sold under agreements to repurchase	50,045	69,622
Other short-term borrowings	180,000	70,000
Total short-term borrowings	230,045	139,622

Long-term borrowings	32	34
Subordinated debentures	30,928	30,928
Accrued interest payable	5,676	3,773
Other liabilities	18,365	15,607
Total liabilities	3,862,958	3,373,385

Commitments, off-balance sheet risks and contingencies (Notes 1 and 18)

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,096,087 shares issued and 24,937,865 outstanding as of December 31, 2016
24,962,477 shares issued and 24,819,066 outstanding as of December 31, 2015	104,405	99,123
Retained earnings	327,873	294,002
Accumulated other comprehensive income (loss)	(2,387)	2,142
Treasury stock, at cost (2016 - 158,222 shares, 2015 - 143,411 shares)	(2,913)	(2,455)
Total stockholders' equity	426,978	392,812
Noncontrolling interest	89	89
Total equity	427,067	392,901
Total liabilities and stockholders' equity	$4,290,025	$3,766,286

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2016	2015	2014
NET INTEREST INCOME
Interest and fees on loans
Taxable	$124,830	$110,097	$105,317
Tax exempt	462	464	470
Interest and dividends on securities
Taxable	9,421	8,564	8,176
Tax exempt	3,885	3,355	3,281
Interest on short-term investments	353	59	44
Total interest income	138,951	122,539	117,288

Interest on deposits	18,944	15,415	13,568
Interest on borrowings
Short-term	352	188	388
Long-term	1,174	1,009	1,029
Total interest expense	20,470	16,612	14,985

NET INTEREST INCOME	118,481	105,927	102,303

Provision for loan losses	1,150	0	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	117,331	105,927	102,303

NONINTEREST INCOME
Wealth advisory fees	4,805	4,531	4,072
Investment brokerage fees	1,010	1,507	3,370
Service charges on deposit accounts	12,013	10,608	9,495
Loan, insurance and service fees	7,681	7,460	6,799
Merchant card fee income	2,098	1,843	1,549
Bank owned life insurance income	1,392	1,338	1,393
Other income	2,213	2,974	2,978
Mortgage banking income	1,586	1,176	621
Net securities gains (losses)	66	42	(224)
Total noninterest income	32,864	31,479	30,053

NONINTEREST EXPENSE
Salaries and employee benefits	41,934	38,923	38,648
Net occupancy expense	4,266	3,820	3,776
Equipment costs	3,850	3,598	3,231
Data processing fees and supplies	8,148	7,592	6,171
Corporate and business development	3,328	3,173	3,073
FDIC insurance and other regulatory fees	2,001	2,044	1,936
Professional fees	3,208	2,794	2,990
Other expense	6,243	6,262	6,341
Total noninterest expense	72,978	68,206	66,166

INCOME BEFORE INCOME TAX EXPENSE	77,217	69,200	66,190
Income tax expense	25,133	22,833	22,385
NET INCOME	$52,084	$46,367	$43,805

BASIC WEIGHTED AVERAGE COMMON SHARES	25,056,095	24,926,354	24,803,295

BASIC EARNINGS PER COMMON SHARE	$2.08	$1.86	$1.77

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,460,727	25,245,569	25,172,183

DILUTED EARNINGS PER COMMON SHARE	$2.05	$1.84	$1.74

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

Years Ended December 31	2016	2015	2014
Net income	$52,084	$46,367	$43,805
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(7,238)	(2,720)	10,739
Reclassification adjustment for (gains)/losses included in net income	(66)	(42)	224
Net securities gain (loss) activity during the period	(7,304)	(2,762)	10,963
Tax effect	2,746	1,131	(4,358)
Net of tax amount	(4,558)	(1,631)	6,605
Defined benefit pension plans:
Net loss on defined benefit pension plans	(151)	(325)	(654)
Amortization of net actuarial loss	215	244	197
Net gain (loss) activity during the period	64	(81)	(457)
Tax effect	(35)	24	176
Net of tax amount	29	(57)	(281)
Total other comprehensive income (loss), net of tax	(4,529)	(1,688)	6,324
Comprehensive income	$47,555	$44,679	$50,129

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2014	24,566,173	$93,249	$233,108	$(2,494)	$(1,988)	$321,875

Net income			43,805			43,805
Other comprehensive income (loss), net of tax				6,324		6,324
Comprehensive income (loss)						50,129
Cash dividends declared, $0.55 per share			(13,568)			(13,568)
Treasury shares purchased under deferred
directors' plan	(17,201)	444			(444)	0
Treasury stock sold and distributed under
deferred directors' plan	37,547	(432)			432	0
Stock activity under equity incentive plans	111,912	57				57
Stock based compensation expense		2,803				2,803
Balance at December 31, 2014	24,698,431	$96,121	$263,345	$3,830	$(2,000)	361,296
Net income			46,367			46,367
Other comprehensive income (loss), net of tax				(1,688)		(1,688)
Comprehensive income (loss)						44,679
Cash dividends declared, $0.63 per share			(15,710)			(15,710)
Treasury shares purchased under deferred
directors' plan	(16,356)	455			(455)	0
Stock activity under equity incentive plans	136,991	12				12
Stock based compensation expense		2,535				2,535
Balance at December 31, 2015	24,819,066	$99,123	$294,002	$2,142	$(2,455)	$392,812
Net income			52,084			52,084
Other comprehensive income (loss), net of tax				(4,529)		(4,529)
Comprehensive income (loss)						47,555
Cash dividends declared, $0.73 per share			(18,213)			(18,213)
Treasury shares purchased under deferred
directors' plan	(14,811)	458			(458)	0
Stock activity under equity incentive plans	133,646	614				614
Stock based compensation expense		4,210				4,210
Fractional shares retired due to 3-for-2 stock split	(36)
Balance at December 31, 2016	24,937,865	$104,405	$327,873	$(2,387)	$(2,913)	$426,978

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2016	2015	2014
Cash flows from operating activities:
Net income	$52,084	$46,367	$43,805
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,229	3,758	3,412
Provision for loan losses	1,150	0	0
(Gain) Loss on sale and write down of other real estate owned	17	(48)	(159)
Amortization of loan servicing rights	598	553	526
Loans originated for sale	(70,724)	(69,302)	(55,107)
Net gain on sales of loans	(2,047)	(1,650)	(1,202)
Proceeds from sale of loans	69,418	68,557	56,065
Net loss on sale of premises and equipment	160	7	24
Net (gain) loss on sales and calls of securities available for sale	(66)	(42)	224
Net securities amortization	2,860	4,464	5,420
Stock based compensation expense	4,210	2,535	2,803
Earnings on life insurance	(1,392)	(1,338)	(1,393)
Tax benefit of stock option exercises	(669)	(148)	(50)
Net change:
Interest receivable and other assets	(1,386)	(398)	(2,687)
Interest payable and other liabilities	3,757	2,466	2,700
Total adjustments	10,115	9,414	10,576
Net cash from operating activities	62,199	55,781	54,381
Cash flows from investing activities:
Proceeds from sale of securities available for sale	12,095	7,787	13,766
Proceeds from maturities, calls and principal paydowns of
securities available for sale	69,343	74,679	57,970
Purchases of securities available for sale	(116,196)	(91,810)	(73,361)
Purchase of life insurance	(3,390)	(2,629)	(3,181)
Proceeds from loans sold to others	0	0	4,307
Net increase in total loans	(391,145)	(322,114)	(235,165)
Proceeds from sales of land, premises and equipment	28	701	232
Purchases of land, premises and equipment	(9,825)	(9,167)	(6,565)
Proceeds from redemption of Federal Home Loan Bank Stock	0	1,745	1,319
Purchase of Federal Home Loan Bank Stock	(3,854)	0	0
Proceeds from sales of other real estate owned	136	963	1,426
Proceeds from life insurance	360	738	778
Net cash from investing activities	(442,448)	(339,107)	(238,474)
Cash flows from financing activities:
Net increase/(decrease) in total deposits	394,491	310,301	327,052
Net increase/(decrease) in short-term borrowings	90,423	(20,785)	(101,469)
Payments on long-term borrowings	(2)	(1)	(2)
Common dividends paid	(18,200)	(15,697)	(13,555)
Preferred dividends paid	(13)	(13)	(13)
Proceeds related to equity incentive plans	614	12	57
Purchase of treasury stock	(458)	(455)	(444)
Net cash from financing activities	466,855	273,362	211,626
Net change in cash and cash equivalents	86,606	(9,964)	27,533
Cash and cash equivalents at beginning of the year	80,674	90,638	63,105
Cash and cash equivalents at end of the year	$167,280	$80,674	$90,638
Cash paid during the year for:
Interest	$18,567	$15,786	$14,957
Income taxes	21,613	21,566	21,185
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	105	853	1,101
Security purchased not settled	1,459	0	0
Property transferred to held for sale	0	0	249

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

The consolidated financial statements include Lakeland Financial Corporation (the "Holding Company") and its wholly-owned subsidiaries, Lake City Bank (the "Bank") and LCB Risk Management, Inc., together referred to as (the "Company"). On December 18, 2006, LCB Investments II, Inc. was formed as a wholly owned subsidiary of the Bank incorporated in Nevada to manage a portion of the Bank's investment portfolio beginning in 2007. On December 21, 2006, LCB Funding, Inc., a real estate investment trust incorporated in Maryland, was formed as a wholly owned subsidiary of LCB Investments II, Inc. On December 28, 2012, LCB Risk Management, Inc., a captive insurance company incorporated in Nevada, was formed as a wholly owned subsidiary of the Holding Company. All intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through the Bank, a full-service commercial bank with 49 branch offices in fifteen counties in Northern and Central Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers' treasury management needs such as internet business banking and on-line treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

Use of Estimates:

To prepare financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ.

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

The recorded investment in loans is the loan balance plus unamortized net deferred loan costs less unamortized net deferred loan fees. The total amount of accrued interest on loans as of December 31, 2016 and 2015 was $8.9 million and $7.0 million.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commercial Real Estate and Multi-Family Residential – Borrowers may be subject to potential adverse market conditions that cause a decrease in market value or lease rates; the potential for environmental impairment from events occurring on subject or neighboring properties; and obsolescence in location or function. Multi-Family Residential is also subject to adverse market conditions associated with a change in governmental or personal funding sources for tenants; over supply of units in a specific region; a shift in population; and reputational risks. Construction and Land Development risks include slower absorption than anticipated on speculative projects; deterioration in market conditions that may impact a project's value; unforeseen costs not considered in the original construction budget; or any other factors that may impact the completion or success of the project.

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

Consumer 1-4 Family Mortgage – Borrowers may be subject to adverse employment conditions in the local economy leading to increased default rates; decreased market values from oversupply in a geographic area; and impact to borrowers' ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Other Consumer – Borrowers may be subject to adverse employment conditions in the local economy which may lead to higher default rates; and decreases in the value of underlying collateral.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified and a concession has been granted for borrowers experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired and may be either accruing or non-accruing. Nonaccrual troubled debt restructurings follow the same policy as described above for other loans. Impairment for troubled debt restructurings is measured at the present value of estimated future cash flows using the loan's effective rate at inception or at discounted collateral value for collateral dependent loans. Impairment is evaluated individually or in total for smaller-balance loans of similar nature such as all classes of consumer 1-4 family and other consumer loans, and individually for all classes of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural and other commercial loans. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $150,000. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral less anticipated costs to sell if repayment is expected solely from the collateral. All classes of commercial and industrial, commercial real estate and multifamily residential, agri-business and agricultural, other commercial and consumer 1-4 family mortgage loans that become delinquent beyond 90 days are analyzed and a charge-off is taken when it is determined that the underlying collateral, if any, is not sufficient to offset the indebtedness.

Troubled debt restructured loans are considered for removal from troubled debt restructuring status in the year following modification or at time of subsequent restructuring for loans with cumulative principal forgiveness if the interest rate is considered a market rate at the time of modification and it has been performing according to the terms of the modification for a reasonable period of time long enough to observe an ability to repay under the modified terms. If removed from troubled debt restructuring status, the loan continues to be evaluated for impairment with either the present value of estimated future cash flows using the loan's effective rate at inception or at discounted collateral value for collateral dependent loans. In addition, troubled debt restructured loans with subsequent modifications that do not have cumulative principal forgiveness are considered for removal from troubled debt restructuring status at the time of the subsequent modification if the following circumstances exist:  (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties; (2) under the terms of the subsequent restructuring agreement no concession has been granted to the borrower; and (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for comparable new debt. Upon meeting these criteria, the loan is no longer individually evaluated for impairment and is no longer disclosed as a troubled debt restructuring.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Limited Partnerships:

The Company enters into and invests in limited partnerships in order to invest in affordable housing projects for the primary purpose of obtaining available tax benefits. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership's earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2016 and 2015 were $5.1 million and $3.4 million, respectively and are included with other assets in the consolidated balance sheet. The Company also has a commitment to fund an additional $1.3 million in one of the limited partnerships, which is included with other liabilities in the consolidated balance sheet.

Foreclosed Assets:

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2016 and 2015, the balance of other real estate owned was $153,000 and $210,000 and are included with other assets on the consolidated balance sheet.

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

The carrying value of mortgage servicing rights was $2.7 million and $2.6 million as of December 31, 2016 and 2015.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $341.0 million and $335.8 million at December 31, 2016 and 2015. Custodial escrow balances maintained in connection with serviced loans were $1.5 million and $1.4 million at year end 2016 and 2015, respectively.

Servicing fee income/(loss), which is included in loan, insurance and service fees on the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal amount of the loan and are recorded as income when earned. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $987,000, $957,000 and $930,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Interest Rate Swap Derivatives:

The Company offers a derivative product to certain creditworthy commercial banking customers. This product allows the commercial banking customers to enter into an agreement with the Company to swap a variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the borrower's interest rate exposure. The extension of credit incurred in connection with these derivative products is subject to the same approval and underwriting standards as traditional credit products. The Company limits its risk exposure by simultaneously entering into a similar, offsetting swap agreement with a separate, well-capitalized and highly rated counterparty previously approved by the Company's Asset Liability Committee. By using these interest rate swap arrangements, the Company is also better insulated from the interest rate risk associated with underwriting fixed-rate loans and is better able to meet customer demand for fixed rate loans. These derivative contracts are not designated against specific assets or liabilities and, therefore, do not qualify for hedge accounting. The derivatives are recorded as assets and liabilities on the balance sheet at fair value with changes in fair value recorded in other income for both the commercial banking customer swaps and the related offsetting swaps. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with ASC 820), resulting in some potential volatility in earnings each period.

The notional amount of the combined interest rate swaps with customers and counterparties at December 31, 2016 and 2015 was $231.1 million and $162.5 million. The fair value of the interest rate swap asset was $2.6 million and $1.7 million and the fair value of the interest rate swap liability was $2.7 million and $1.7 million, respectively at December 31, 2016 and 2015.

Bank Owned Life Insurance:

At December 31, 2016 and 2015, the Company owned $71.7 million and $67.6 million of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2016 and 2015, the Company also owned $2.3 million and $2.1 million of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets:

All goodwill on the Company's consolidated balance sheet resulted from business combinations prior to January 1, 2009 and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is not amortized, but assessed at least annually for impairment and any such impairment will be recognized in the period identified.

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

Stock Compensation:

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant adjusted for the present value of expected dividends is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. Certain of the restricted stock awards are performance based, as more fully discussed in Note 15.

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

 A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more likely of being realized on examination than not. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

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

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2016 and 2015 include 158,222 and 143,411 shares, respectively, of Company common stock that has been purchased under the directors' deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

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

Restrictions on Cash:

The Company was required to have $11.2 million and $2.3 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2016 and 2015. The Company met this requirement both years.

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

Operating Segments:

The Company's chief decision-makers monitor and evaluate financial performance on a Company-wide basis. All of the Company's financial service operations are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region and business-line, the Company's chief decision-makers monitor and evaluate financial performance on a Company-wide basis. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

Adoption of New Accounting Standards:

 No new accounting standards were adopted during the year ended December 31, 2016.

Newly Issued But Not Yet Effective Accounting Standards:

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The largest revenue stream the Company has is from financial instruments, which is scoped out of this accounting standard. Management has evaluated our other revenue streams, to which this standard does apply and has identified one revenue stream, wealth advisory revenue, which requires further review of the individual trust contracts to determine what, if any impact this new accounting standard will have on the timing of that revenue and on our financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In February 2016, the FASB issued new accounting guidance related to leases. This update, effective for the Company beginning January 1, 2019, will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company currently has approximately $4.7 million of lease obligations that would come on balance sheet as both assets and liabilities upon adoption of this accounting standard.

In March 2016, the FASB issued new guidance related to employee share-based payment accounting. This standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The effect of adopting this new accounting standard in 2017 of approximately $1.0 million in income tax benefits offsetting income tax expense and current tax liability is due to restricted stock and performance stock units that are expected to vest using expected market price.

In June 2016, the FASB issued guidance related to credit losses on financial instruments. This update will change the accounting for credit losses on loans and debt securities. For loans, the proposal will require an expected credit loss model rather than the current incurred loss model to determine the allowance for credit losses. The expected credit loss model would estimate losses for the estimated life of the financial asset. In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods. This guidance is effective for public business entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. A committee has been formed to assess the requirements of this accounting standard as it relates to the Company and develop a plan for implementing them. Management expects to recognize credit losses earlier upon adoption of this accounting standard and the expected credit loss model than it has historically done under the current incurred credit loss model and is evaluating the impact of adopting this new accounting standard on our financial statements.

In August 2016, the FASB issued guidance related to the classification of certain cash receipts and cash payments in the statement of cash flow. This standard provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. Management does not expect the adoption of this new accounting standard to have a material impact on our financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
2016
U.S. Treasury securities	$990	$13	$0	$1,003
U.S. government sponsored agencies	6,312	10	(81)	6,241
Agency residential mortgage-backed securities	351,108	3,604	(3,144)	351,568
State and municipal securities	146,917	1,784	(3,322)	145,379
Total	$505,327	$5,411	$(6,547)	$504,191

2015
U.S. Treasury securities	$988	$15	$0	$1,003
U.S. government sponsored agencies	7,178	19	(77)	7,120
Agency residential mortgage-backed securities	357,984	5,087	(2,399)	360,672
State and municipal securities	105,753	3,773	(250)	109,276
Total	$471,903	$8,894	$(2,726)	$478,071

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of December 31, 2016 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$3,370	$3,403
Due after one year through five years	22,002	22,404
Due after five years through ten years	47,028	47,882
Due after ten years	81,819	78,934
	154,219	152,623
Mortgage-backed securities	351,108	351,568
Total debt securities	$505,327	$504,191

Security proceeds, gross gains and gross losses for 2016, 2015 and 2014 were as follows:

(dollars in thousands)	2016	2015	2014
Sales of securities available for sale
Proceeds	$12,095	$7,787	$13,766
Gross gains	83	42	3
Gross losses	17	0	231

The Company sold fifteen securities with a total book value of $12.0 million and a total fair value of $12.1 million during 2016. The Company sold two securities with a total book value of $7.7 million and a total fair value of $7.8 million during 2015. The Company sold four securities with a total book value of $14.0 million and a total fair value of $13.8 million during 2014. The remaining gains during 2014 were from calls.

NOTE 2 – SECURITIES (continued)

Securities with carrying values of $168.3 million and $122.7 million were pledged as of December 31, 2016 and 2015, as collateral for securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of December 31, 2016 and 2015 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2016
U.S. government sponsored agencies	$3,290	$81	$0	$0	$3,290	$81
Agency residential mortgage-backed
securities	181,699	2,882	7,080	262	188,779	3,144
State and municipal securities	77,434	3,180	2,361	142	79,795	3,322
Total temporarily impaired	$262,423	$6,143	$9,441	$404	$271,864	$6,547

2015
U.S. government sponsored agencies	$0	$0	$3,895	$77	$3,895	$77
Agency residential mortgage-backed
securities	151,792	1,521	30,116	878	181,908	2,399
State and municipal securities	11,364	78	8,326	172	19,690	250
Total temporarily impaired	$163,156	$1,599	$42,337	$1,127	$205,493	$2,726

The number of securities with unrealized losses as of December 31, 2016 and 2015 is presented below.

	Less than	12 months
	12 months	or more	Total
2016
U.S. government sponsored agencies	1	0	1
Agency residential mortgage-backed securities	59	2	61
State and municipal securities	121	4	125
Total temporarily impaired	181	6	187

2015
U.S. government sponsored agencies	0	1	1
Agency residential mortgage-backed securities	46	9	55
State and municipal securities	21	12	33
Total temporarily impaired	67	22	89

There were no debt securities with credit losses recognized in income during 2016, 2015 or 2014.

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

The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, it is management's current intent and ability to hold them until a recovery in fair value or maturity.

NOTE 3 – LOANS

Total loans outstanding as of the years ended December 31, 2016 and 2015 consisted of the following:

(dollars in thousands)	2016	2015
Commercial and industrial loans:
Working capital lines of credit loans	$624,404	$581,025
Non-working capital loans	644,086	598,487
Total commercial and industrial loans	1,268,490	1,179,512

Commercial real estate and multi-family residential loans:
Construction and land development loans	245,182	230,719
Owner occupied loans	469,705	412,026
Nonowner occupied loans	458,404	407,883
Multi-family loans	127,632	79,425
Total commercial real estate and multi-family residential loans	1,300,923	1,130,053

Agri-business and agricultural loans:
Loans secured by farmland	172,633	164,375
Loans for agricultural production	222,210	141,719
Total agri-business and agricultural loans	394,843	306,094

Other commercial loans	98,270	85,075
Total commercial loans	3,062,526	2,700,734

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	163,155	158,062
Open end and junior lien loans	169,664	163,700
Residential construction and land development loans	15,015	9,341
Total consumer 1-4 family mortgage loans	347,834	331,103

Other consumer loans	61,308	49,113
Total consumer loans	409,142	380,216
Subtotal	3,471,668	3,080,950
Less: Allowance for loan losses	(43,718)	(43,610)
Net deferred loan fees	(741)	(21)
Loans, net	$3,427,209	$3,037,319

The recorded investment in loans does not include accrued interest.

The Company had $241,000 in residential real estate loans in process of foreclosure as of December 31, 2016.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity and balance in the allowance for loan losses by portfolio segment for the year ended December 31, 2016, 2015 and 2014:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2016
Beginning balance	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610
Provision for loan losses	(952)	1,209	1,068	(113)	(197)	188	(53)	1,150
Loans charged-off	(801)	(566)	0	0	(478)	(210)	0	(2,055)
Recoveries	461	336	19	0	107	90	0	1,013
Net loans charged-off	(340)	(230)	19	0	(371)	(120)	0	(1,042)
Ending balance	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2015
Beginning balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262
Provision for loan losses	(117)	(673)	635	420	246	(35)	(476)	0
Loans charged-off	(1,320)	(1,114)	0	(122)	(362)	(255)	0	(3,173)
Recoveries	216	107	20	0	52	126	0	521
Net loans charged-off	(1,104)	(1,007)	20	(122)	(310)	(129)	0	(2,652)
Ending balance	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2014
Beginning balance	$21,005	$18,556	$1,682	$391	$3,046	$608	$3,509	$48,797
Provision for loan losses	2,307	(2,771)	88	(115)	699	(15)	(193)	0
Loans charged-off	(1,441)	(2,560)	0	0	(439)	(245)	0	(4,685)
Recoveries	914	928	20	0	153	135	0	2,150
Net loans charged-off	(527)	(1,632)	20	0	(286)	(110)	0	(2,535)
Ending balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following tables present balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,191	$576	$0	$0	$296	$51	$0	$4,114
Collectively evaluated for impairment	17,081	12,876	3,532	461	2,531	336	2,787	39,604
Total ending allowance balance	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718

Loans:
Loans individually evaluated for impairment	$9,776	$9,151	$283	$0	$1,427	$55	$0	$20,692
Loans collectively evaluated for impairment	1,258,682	1,290,131	394,621	98,265	347,408	61,128	0	3,450,235
Total ending loans balance	$1,268,458	$1,299,282	$394,904	$98,265	$348,835	$61,183	$0	$3,470,927

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,781	$465	$0	$5	$358	$50	$0	$3,659
Collectively evaluated for impairment	18,783	12,008	2,445	569	3,037	269	2,840	39,951
Total ending allowance balance	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610

Loans:
Loans individually evaluated for impairment	$8,286	$9,823	$471	$12	$1,927	$60	$0	$20,579
Loans collectively evaluated for impairment	1,171,407	1,119,150	305,707	85,059	330,072	48,955	0	3,060,350
Total ending loans balance	$1,179,693	$1,128,973	$306,178	$85,071	$331,999	$49,015	$0	$3,080,929

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$951	$494	$0
Non-working capital loans	3,007	1,358	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	126	0
Owner occupied loans	2,868	2,620	0
Nonowner occupied loans	4,632	4,633	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	161	147	0
Open end and junior lien loans	408	195	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,100	1,099	465
Non-working capital loans	6,827	6,825	2,726
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,773	1,772	576
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,152	1,085	296
Other consumer loans	55	55	51
Total	$23,663	$20,692	$4,114

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$20	$20	$0
Non-working capital loans	2,390	623	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,762	3,223	0
Nonowner occupied loans	4,894	4,898	0
Agri-business and agricultural loans:
Loans secured by farmland	969	471	0
Consumer 1-4 family loans:
Closed end first mortgage loans	45	45	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,318	1,318	535
Non-working capital loans	8,617	6,325	2,246
Commercial real estate and multi-family residential loans:
Construction and land development loans	364	364	71
Owner occupied loans	949	949	232
Multifamily loans	389	389	162
Other commercial loans	12	12	5
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,695	1,629	331
Open end and junior lien loans	253	253	27
Other consumer loans	60	60	50
Total	$25,737	$20,579	$3,659

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$331	$15	$14
Non-working capital loans	996	16	13
Commercial real estate and multi-family residential loans:
Construction and land development loans	114	10	10
Owner occupied loans	2,555	3	3
Nonowner occupied loans	4,732	292	286
Multifamily loans	8	0	0
Agri-business and agricultural loans:
Loans secured by farmland	393	0	0
Loans for ag production	677	5	4
Other commercial loans	1	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	91	2	2
Open end and junior lien loans	58	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,199	33	30
Non-working capital loans	4,685	151	151
Commercial real estate and multi-family residential loans:
Construction and land development loans	186	0	0
Owner occupied loans	1,143	3	3
Nonowner occupied loans	19	0	0
Multifamily loans	256	12	11
Agri-business and agricultural loans:
Other commercial loans	8	0	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,392	36	34
Open end and junior lien loans	166	0	0
Other consumer loans	57	4	4
Total	$19,067	$582	$566

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$0	$0
Non-working capital loans	619	2	2
Commercial real estate and multi-family residential loans:
Construction and land development loans	132	0	0
Owner occupied loans	2,336	8	9
Nonowner occupied loans	4,635	105	108
Agri-business and agricultural loans:
Loans secured by farmland	426	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	261	0	0
Open end and junior lien loans	189	0	0
Residential construction loans	11	0	0
Other consumer loans	3	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,133	24	23
Non-working capital loans	8,705	326	333
Commercial real estate and multi-family residential loans:
Construction and land development loans	382	16	17
Owner occupied loans	3,050	13	13
Nonowner occupied loans	817	0	0
Multifamily loans	32	0	0
Agri-business and agricultural loans:
Loans secured by farmland	50	0	0
Other commercial loans	3	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,357	60	60
Open end and junior lien loans	82	0	0
Other consumer loans	100	4	4
Total	$25,344	$558	$569

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$154	$1	$1
Non-working capital loans	174	1	1
Commercial real estate and multi-family residential loans:
Construction and land development loans	265	0	0
Owner occupied loans	218	0	0
Nonowner occupied loans	1,019	139	139
Agri-business and agricultural loans:
Loans secured by farmland	240	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	697	0	0
Open end and junior lien loans	210	0	0
Residential construction loans	139	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,845	66	57
Non-working capital loans	13,806	513	513
Commercial real estate and multi-family residential loans:
Construction and land development loans	1,977	45	46
Owner occupied loans	3,416	72	70
Nonowner occupied loans	7,220	0	0
Agri-business and agricultural loans:
Loans secured by farmland	381	0	0
Other commercial loans	5	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,680	74	77
Open end and junior lien loans	63	0	0
Other consumer loans	98	2	2
Total	$34,608	$913	$906

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

    The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$624,213	$9	$0	$140	$149	$624,362
Non-working capital loans	642,014	0	0	2,082	2,082	644,096
Commercial real estate and multi-family
residential loans:
Construction and land development loans	244,411	0	0	0	0	244,411
Owner occupied loans	465,789	0	0	3,598	3,598	469,387
Nonowner occupied loans	457,880	0	0	122	122	458,002
Multi-family loans	127,482	0	0	0	0	127,482
Agri-business and agricultural loans:
Loans secured by farmland	172,349	0	0	283	283	172,632
Loans for agricultural production	222,272	0	0	0	0	222,272
Other commercial loans	98,265	0	0	0	0	98,265
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	161,499	1,072	53	213	1,338	162,837
Open end and junior lien loans	170,372	448	0	195	643	171,015
Residential construction loans	14,983	0	0	0	0	14,983
Other consumer loans	61,119	64	0	0	64	61,183
Total	$3,462,648	$1,593	$53	$6,633	$8,279	$3,470,927

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$579,081	$350	$0	$913	$1,263	$580,344
Non-working capital loans	595,154	0	0	4,195	4,195	599,349
Commercial real estate and multi-family
residential loans:
Construction and land development loans	230,336	0	0	0	0	230,336
Owner occupied loans	407,229	310	0	4,172	4,482	411,711
Nonowner occupied loans	404,146	423	0	3,000	3,423	407,569
Multi-family loans	79,357	0	0	0	0	79,357
Agri-business and agricultural loans:
Loans secured by farmland	163,911	0	0	471	471	164,382
Loans for agricultural production	141,706	90	0	0	90	141,796
Other commercial loans	85,071	0	0	0	0	85,071
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	156,525	1,187	0	49	1,236	157,761
Open end and junior lien loans	164,582	83	0	253	336	164,918
Residential construction loans	9,320	0	0	0	0	9,320
Other consumer loans	48,687	328	0	0	328	49,015
Total	$3,065,105	$2,771	$0	$13,053	$15,824	$3,080,929

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.7 million and $2.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2016 and 2015. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

(dollars in thousands)	2016	2015
Accruing troubled debt restructured loans	$10,351	$6,260
Nonaccrual troubled debt restructured loans	5,633	10,914
Total troubled debt restructured loans	$15,984	$17,174

    During the year ending December 31, 2016, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for at least one year; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

One new commercial and industrial non-working capital loan to assist with cash flow was offered to a borrower under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles. In this instance, it was determined that a concession had been granted. It is difficult to quantify the concessions granted due to an absence of readily available market terms to be used for comparison. The recorded investment was $60,000.

Additional concessions were granted to borrowers during 2016 with previously identified troubled debt restructured loans. Seven loans were for commercial real estate building with a recorded investment of $3.0 million. Another was to a borrower engaged in land development, where the aggregate recorded investment totaled $126,000. One loan was secured by farmland with a recorded investment of $283,000. Three loans were for commercial and industrial non-working capital with a recorded investment of $491,000. Also, an additional concession was granted to a borrower for a commercial and industrial working capital loan with a recorded investment of $475,000. These concessions are not included in table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the year ending December 31, 2016 not already noted above:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	6	$1,841	$1,902	5	9-356
Commercial real estate and multi-
family residential loans:
Owner occupied loans	3	718	717	3	13-24
Total	9	$2,559	$2,619	8	9-356

For the period ending December 31, 2016, the commercial and industrial troubled debt restructurings described above decreased the allowance for loan losses by $99,000 and the commercial real estate and multi-family residential loan troubled debt restructurings increased the allowance for loan losses by $108,000.

Charge-offs of $66,000 resulted from the commercial real estate and multi-family residential loan troubled debt restructurings described above during the period ending December 31, 2016.

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

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31:

	2016		2015		2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Troubled Debt Restructurings that Subsequently Defaulted
Commercial and industrial loans:
Non-working capital loans	0	$0	1	$755	0	$0
Total	0	$0	1	$755	0	$0

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

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Doubtful. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$577,208	$17,636	$29,396	$0	$122	$624,362
Non-working capital loans	583,135	32,587	24,405	0	3,969	644,096
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	242,964	1,447	0	0	0	244,411
Owner occupied loans	444,143	10,285	14,959	0	0	469,387
Nonowner occupied loans	451,390	4,550	2,062	0	0	458,002
Multi-family loans	127,219	263	0	0	0	127,482
Agri-business and agricultural loans:
Loans secured by farmland	168,660	3,689	283	0	0	172,632
Loans for agricultural production	218,581	3,691	0	0	0	222,272
Other commercial loans	98,261	0	0	0	4	98,265
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	44,687	126	1,232	0	116,792	162,837
Open end and junior lien loans	7,028	0	0	0	163,987	171,015
Residential construction loans	0	0	0	0	14,983	14,983
Other consumer loans	17,717	0	55	0	43,411	61,183
Total	$2,980,993	$74,274	$72,392	$0	$343,268	$3,470,927
As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$538,899	$32,601	$8,844	$0	$0	$580,344
Non-working capital loans	549,771	35,910	10,566	0	3,102	599,349
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	227,996	2,340	0	0	0	230,336
Owner occupied loans	378,847	23,522	9,342	0	0	411,711
Nonowner occupied loans	394,387	10,953	2,229	0	0	407,569
Multi-family loans	78,968	0	389	0	0	79,357
Agri-business and agricultural loans:
Loans secured by farmland	163,911	0	471	0	0	164,382
Loans for agricultural production	141,796	0	0	0	0	141,796
Other commercial loans	85,056	0	12	0	3	85,071
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	43,231	126	1,769	0	112,635	157,761
Open end and junior lien loans	8,373	0	1,616	0	154,929	164,918
Residential construction loans	0	0	0	0	9,320	9,320
Other consumer loans	13,940	0	60	0	35,015	49,015
Total	$2,625,175	$105,452	$35,298	$0	$315,004	$3,080,929

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

Securities pricing is obtained from a third party pricing service and all security prices are tested annually against prices from another third party provider and reviewed with a market value price tolerance variance that varies by sector:  municipal securities +/- 5%, government mbs/cmo +/- 3% and U.S. treasuries +/-1%.  If any securities fall outside the tolerance threshold, a determination of materiality is made for the amount over the threshold.  Any security that would have a material threshold difference would be further investigated to determine why the variance exists and if any action is needed concerning the security pricing for that individual security. Changes in market value are reviewed monthly in aggregate by security type and any material differences are reviewed to determine why they exist. At least annually, the pricing methodology of the pricing service is received and reviewed to support the fair value levels used by the Company. A detailed pricing evaluation is requested and reviewed on any security determined to be fair valued using unobservable inputs by the pricing service.

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

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

Mortgage servicing rights:  As of December 31, 2016, the fair value of the Company's Level 3 servicing assets for residential mortgage loans ("MSRs") was $3.6 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 3.82%, a weighted average maturity of 19 years and are secured by homes generally within the Company's market area of Northern Indiana. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2016, the constant prepayment speed ("PSA") used was 162 and discount rate used was 9.3%. At December 31, 2015, the PSA used was 181 and the discount rate used was 9.4%.

At December 31, 2016, the sensitivity of the current fair value of MSRs to an immediate 10% and 20% adverse change in the PSA and discount rate was ($129,000) and ($253,000), respectively for the PSA, and was ($116,000) and ($225,000), respectively for the discount rate. These sensitivities are hypothetical and should not be relied upon. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the value of the MSR is calculated without changing any other assumption; however, in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

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

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$1,003	$0	$0	$1,003
U.S. government sponsored agency securities	0	6,241	0	6,241
Mortgage-backed securities	0	351,568	0	351,568
State and municipal securities	0	144,709	670	145,379
Total Securities	1,003	502,518	670	504,191
Mortgage banking derivative	0	314	0	314
Interest rate swap derivative	0	2,645	0	2,645
Total assets	$1,003	$505,477	$670	$507,150

Liabilities
Mortgage banking derivative	0	14	0	14
Interest rate swap derivative	0	2,735	0	2,735
Total liabilities	$0	$2,749	$0	$2,749

	December 31, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$1,003	$0	$0	$1,003
U.S. government sponsored agency securities	0	7,120	0	7,120
Mortgage-backed securities	0	360,672	0	360,672
State and municipal securities	0	108,725	551	109,276
Total Securities	1,003	476,517	551	478,071
Mortgage banking derivative	0	165	0	165
Interest rate swap derivative	0	1,732	0	1,732
Total assets	$1,003	$478,414	$551	$479,968

Liabilities
Mortgage banking derivative	0	1	0	1
Interest rate swap derivative	0	1,748	0	1,748
Total liabilities	$0	$1,749	$0	$1,749

There were no transfers between Level 1 and Level 2 during 2016 and 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

	State and Municipal Securities
(dollars in thousands)	2016	2015
Balance of recurring Level 3 assets at January 1	$551	$850
Transfers into Level 3	339	0
Changes in fair value of securities
included in other comprehensive income	(10)	(4)
Principal payments	(210)	(295)
Sales	0	0
Balance of recurring Level 3 assets at December 31	$670	$551

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The state and municipal securities measured at fair value included below are nonrated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
				Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2016	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$670	Price to type, par, call	Discount to benchmark index	0-5%
				(2.98%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$621	$621
Non-working capital loans	0	0	3,889	3,889
Commercial real estate and multi-family
residential loans:
Owner occupied loans	0	0	1,195	1,195
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	62	62
Total impaired loans	$0	$0	$5,767	$5,767
Other real estate owned	0	0	75	75
Total assets	$0	$0	$5,842	$5,842

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$753	$753
Non-working capital loans	0	0	2,083	2,083
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	293	293
Owner occupied loans	0	0	717	717
Multifamily loans	0	0	227	227
Other commercial loans	0	0	7	7
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	245	245
Open end and junior lien loans	0	0	226	226
Total impaired loans	$0	$0	$4,551	$4,551
Other real estate owned	0	0	75	75
Total assets	$0	$0	$4,626	$4,626

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2016:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$4,510	Collateral based	Discount to reflect	44%	(22% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,195	Collateral based	Discount to reflect	30%	(6% - 59%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	62	Collateral based	Discount to reflect	15%
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
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
			current market conditions

    Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $8.9 million, with a valuation allowance of $3.1 million at December 31, 2016, resulting in an additional provision for loan losses of $700,000 for the year ended December 31, 2016. At December 31, 2015, impaired loans had a gross carrying amount of $6.9 million, with a valuation allowance of $2.4 million, resulting in a net reduction in provision for loans losses of $1.1 million for the year ending December 31, 2015.

Other real estate owned measured at fair value less costs to sell, at December 31, 2016 and 2015 had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, which was all written down during 2012.

The following table contains the estimated fair values and the related carrying values of the Company's financial instruments at December 31, 2016. Items which are not financial instruments are not included.

	December 31, 2016
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$167,280	$165,385	$1,899	$0	$167,284
Securities available for sale	504,191	1,003	502,518	670	504,191
Real estate mortgages held for sale	5,915	0	5,994	0	5,994
Loans, net	3,427,209	0	0	3,411,121	3,411,121
Federal Home Loan Bank stock	8,102	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	11,687	3	2,688	8,996	11,687
Financial Liabilities:
Certificates of deposit	(1,163,818)	0	(1,169,905)	0	(1,169,905)
All other deposits	(2,414,094)	(2,414,094)	0	0	(2,414,094)
Securities sold under agreements
to repurchase	(50,045)	0	(50,045)	0	(50,045)
Other short-term borrowings	(180,000)	0	(180,005)	0	(180,005)
Long-term borrowings	(32)	0	(34)	0	(34)
Subordinated debentures	(30,928)	0	0	(31,194)	(31,194)
Standby letters of credit	(323)	0	0	(323)	(323)
Accrued interest payable	(5,676)	(93)	(5,580)	(3)	(5,676)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table contains the estimated fair values and the related carrying values of the Company's financial instruments at December 31, 2015. Items which are not financial instruments are not included.

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

NOTE 6 – LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2016 and 2015:

(dollars in thousands)	2016	2015
Land	$14,799	$14,583
Premises	39,722	35,760
Equipment	29,274	24,997
Total cost	83,795	75,340
Less accumulated depreciation	31,703	28,656
Land, premises and equipment, net	$52,092	$46,684

The Company had land, premises and equipment of $249,000 held for sale and included in other assets as of December 31, 2015.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 of the impairment test includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Our annual impairment analysis as of May 31, 2016, indicated that the Step 2 analysis was not necessary. Circumstances did not substantially change during the second half of the year such that the Company did not believe it was necessary to do an additional impairment analysis.

NOTE 8 – DEPOSITS

The following table details certain types of deposits as of December 31, 2016 and 2015:

(dollars in thousands)	2016	2015
Time deposits of $100,000 to $250,000	$212,232	$248,711
Time deposits of $250,000 or more	712,593	489,543
Public fund deposits	1,183,166	891,065
Brokered deposits	98,177	148,040

    At December 31, 2016, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2017	$812,924
Maturing in 2018	197,626
Maturing in 2019	64,068
Maturing in 2020	40,420
Maturing in 2021	48,299
Thereafter	481
Total time deposits	$1,163,818

NOTE 9 – BORROWINGS

Long-term borrowings at December 31 consisted of:

(dollars in thousands)	2016	2015
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018	$32	$34

Long-term borrowings mature as follows:

(dollars in thousands)	Amount
2017	$0
2018	32
2019	0
2020	0
2021	0
Thereafter	0

Other short-term borrowings consisted of:

(dollars in thousands)	2016	2015
Federal Home Loan Bank of Indianapolis Notes, 0.89%, Due June 28, 2017	$180,000	$0
Federal Home Loan Bank of Indianapolis Notes, 0.58%, Due June 28, 2016	0	70,000
Total	$180,000	$70,000

The outstanding FHLB advance at December 31, 2016 of $180.0 million may be prepaid with no penalty. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities with a carrying value of $337.6 million and $299.4 million at December 31, 2016 and 2015. At December 31, 2016, the Company owned $8.1 million of FHLB stock, which also secures debts owed to the FHLB of $180.0 million. The Company is authorized by the Board of Directors to borrow up to $800.0 million at the FHLB, but availability is limited to $45.2 million based on collateral and outstanding borrowings. Federal Reserve Discount Window borrowings were secured by commercial loans with a carrying value of $402.4 million as of December 31, 2016. The Company had a borrowing capacity of $305.6 million at the Federal Reserve Bank at December 31, 2016. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2016 and 2015.

Securities sold under agreements to repurchase ("repo accounts") represent collateralized borrowings with customers located primarily within the Company's service area. All repos at December 31, 2016, 2015 and 2014 mature on demand. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. The Company retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. However, as a means of mitigating market risk, the Company maintains excess collateral to cover normal changes in the repurchase liability by monitoring daily usage. At December 31, 2016, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

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

(dollars in thousands)	2016	2015	2014
Securities sold under agreements to repurchase
Outstanding at year end	$50,045	$69,622	$54,907
Approximate average interest rate at year end	0.29%	0.21%	0.18%
Highest amount outstanding as of any month end
during the year	$60,198	$82,817	$96,236
Approximate average outstanding during the year	$57,945	$63,880	$78,120
Approximate average interest rate during the year	0.25%	0.19%	0.24%

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $98.0 million and $117.5 million at year-end 2016 and 2015. Additional information concerning recognition of these liabilities is disclosed in Note 17.

NOTE 10 – SUBORDINATED DEBENTURES

Lakeland Statutory Trust II, a trust formed by the Company (the "Trust"), issued $30.0 million of floating rate trust preferred securities on October 1, 2003 as part of a privately placed offering of such securities. The Company issued $30.9 million of subordinated debentures to the Trust in exchange for the proceeds of the Trust. The Company holds a controlling interest in the Trust, but does not have a majority of voting rights; therefore the Trust is considered a variable interest entity. The Company is not considered the primary beneficiary of this Trust; therefore, the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company's investment in the common stock of the Trust was $928,000 and is included in other assets.

Subject to the Company having received prior approval of the Federal Reserve, if required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines and, subject to certain limitations, will also be considered Tier 1 capital under Basel III. The floating rate of the trust preferred securities and subordinated debentures are equal to the three-month London Interbank Offered Rate ("LIBOR") plus 3.05%, which was 4.0479%, 3.6567% and 3.3051% December 31, 2016, 2015 and 2014, respectively.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS

In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan ("SERP") for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, seven retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2016 and 2015.

Information as to the Company's employee benefit plans at December 31, 2016 and 2015 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2016	2015	2016	2015
Change in benefit obligation:
Beginning benefit obligation	$2,795	$2,785	$1,223	$1,267
Interest cost	105	103	45	46
Actuarial (gain)/loss	256	135	32	47
Benefits paid	(315)	(228)	(137)	(137)
Ending benefit obligation	2,841	2,795	1,163	1,223

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:
Beginning plan assets	1,910	1,841	988	1,014
Actual return	151	(7)	73	1
Employer contribution	317	304	76	110
Benefits paid	(315)	(228)	(137)	(137)
Ending plan assets	2,063	1,910	1,000	988
Funded status at end of year	$(778)	$(885)	$(163)	$(235)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2016	2015	2016	2015
Funded status included in other liabilities	$(778)	$(885)	$(163)	$(235)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2016	2015	2016	2015
Net actuarial loss	$1,953	$1,966	$801	$852

The accumulated benefit obligation for the pension plan was $2.8 million for both December 31, 2016 and 2015. The accumulated benefit obligation for the SERP was $1.2 million for both December 31, 2016 and 2015.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Net pension expense and other amounts recognized in other comprehensive income include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2016	2015	2014	2016	2015	2014
Net pension expense:
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	105	103	119	45	46	50
Expected return on plan assets	(139)	(139)	(125)	(70)	(76)	(73)
Recognized net actuarial loss	135	162	117	80	82	80
Settlement cost	128	78	0	0	0	0
Net pension expense	$229	$204	$111	$55	$52	$57

Net loss	$122	$203	$402	$29	$122	$252
Amortization of net loss	(135)	(162)	(117)	(80)	(82)	(80)
Total recognized in other comprehensive
income	$(13)	$41	$285	$(51)	$40	$172
Total recognized in net pension expense
and other comprehensive income	$216	$245	$396	$4	$92	$229
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                       The     The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $185,000 for the pension plan and $79,000 for the SERP. The settlement cost was related to participants taking lump sum distributions from the pension plan during 2016 and 2015.

For 2016, 2015 and 2014, the assumed form of payment elected by active participants upon retirement was changed from a single life annuity to a lump sum to reflect participant trends. The lump sum assumed interest rates below for December 31, 2016, 2015 and 2014 reflect the mortality table in effect for 2017, 2016 and 2015, respectively. For 2016, the mortality assumption was changed to the RP-2014 Mortality Table, adjusted to 2006, with full generational Projection Scale MP-2016 as of December 31, 2016 to reflect improved mortality expectations. For 2015, the mortality assumption was changed to the RP-2014 Mortality Table projected to 2024 with Projection Scale MP-2015 as of December 31, 2015 to reflect improved mortality expectations. For 2014, the mortality assumption was changed to the RP-2014 Mortality Table projected to 2024 with Projection Scale MP-2014 as of December 31, 2014 to reflect improved mortality expectations.

	Pension Benefits			SERP Benefits
	2016	2015	2014	2016	2015	2014
The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	3.86%	3.96%	3.61%	3.86%	3.96%	3.61%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates
First 5 years	1.57%	1.61%	1.29%	N/A	N/A	N/A
Next 15 years	3.45%	4.02%	3.81%	N/A	N/A	N/A
All future years	4.39%	5.03%	4.88%	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	3.96%	3.61%	5.00%	3.96%	3.61%	5.00%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	7.00%	7.75%	7.75%	7.00%	7.75%	7.75%

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

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The weighted average expected long-term rate of return on pension plan and SERP assets is developed in consultation with the plans actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company's plan assets. The following assumptions were used in determining the total long term rate of return:  equity securities were assumed to have a long-term rate of return of approximately 9.40% and debt securities were assumed to have a long-term rate of return of approximately 3.56%. These rates of return were adjusted to reflect an approximate target allocation of 60% equity securities and 40% debt securities with a small downward adjustment due to investments in the "Other" category, which consist of low yielding money market mutual funds.

Certain asset types and investment strategies are prohibited including, the investment in commodities, options, futures, short sales, margin transactions and non-marketable securities.

The Company's pension plan asset allocation at year-end 2016 and 2015, target allocation for 2017, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2017	2016	2015	of Return
Equity securities	55-65%	60%	55%	9.40%
Debt securities	35-45%	37%	35%	3.56%
Other	5-10%	3%	10%	0.10%
Total		100%	100%	7.00%

The Company's SERP plan asset allocation at year-end 2016 and 2015, target allocation for 2017, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2017	2016	2015	of Return
Equity securities	55-65%	62%	58%	9.40%
Debt securities	35-45%	37%	36%	3.56%
Other	5-10%	1%	6%	0.10%
Total		100%	100%	7.00%

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

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company's pension plan assets at December 31, 2016, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$550	$550	$0	$0
Equity securities - US large cap stock mutual funds	335	335	0	0
Equity securities - US mid cap stock mutual funds	138	138	0	0
Equity securities - US small cap stock mutual funds	53	53	0	0
Equity securities - international stock mutual funds	147	147	0	0
Equity securities - emerging markets stock mutual funds	24	24	0	0
Debt securities - intermediate term bond mutual funds	413	413	0	0
Debt securities - short term bond mutual funds	288	288	0	0
Debt securities - commercial	52	0	52	0
Cash - money market account	59	59	0	0
Total	$2,059	$2,007	$52	$0

Total pension plan assets available for benefits also include $4,000 in accrued interest and dividend income.

The fair values of the Company's pension plan assets at December 31, 2015, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$495	$495	$0	$0
Equity securities - US large cap stock mutual funds	204	204	0	0
Equity securities - US mid cap stock mutual funds	130	130	0	0
Equity securities - US small cap stock mutual funds	46	46	0	0
Equity securities - international stock mutual funds	148	148	0	0
Equity securities - emerging markets stock mutual funds	22	22	0	0
Debt securities - intermediate term bond mutual funds	275	275	0	0
Debt securities - short term bond mutual funds	257	257	0	0
Debt securities - world bond mutual funds	87	87	0	0
Debt securities - commercial	54	0	54	0
Cash - money market account	187	187	0	0
Total	$1,905	$1,851	$54	$0

Total pension plan assets available for benefits also include $5,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2016 and 2015.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company's SERP assets at December 31, 2016, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$132	$132	$0	$0
Equity securities - US large cap stock mutual funds	380	380	0	0
Equity securities - US mid cap stock mutual funds	40	40	0	0
Equity securities - US small cap stock mutual funds	15	15	0	0
Equity securities - international stock mutual funds	49	49	0	0
Debt securities - high yield bond mutual funds	0	0	0	0
Debt securities - intermediate term bond mutual funds	153	153	0	0
Debt securities - short term bond mutual funds	166	166	0	0
Debt securities - commercial	57	0	57	0
Cash - money market account	4	4	0	0
Total	$996	$939	$57	$0

Total SERP plan assets available for benefits also include $4,000 in accrued interest and dividend income.

The fair values of the Company's SERP assets at December 31, 2015, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$125	$125	$0	$0
Equity securities - US large cap stock mutual funds	347	347	0	0
Equity securities - US mid cap stock mutual funds	39	39	0	0
Equity securities - US small cap stock mutual funds	14	14	0	0
Equity securities - international stock mutual funds	49	49	0	0
Debt securities - high yield bond mutual funds	22	22	0	0
Debt securities - intermediate term bond mutual funds	96	96	0	0
Debt securities - short term bond mutual funds	153	153	0	0
Debt securities - world bond mutual funds	30	30	0	0
Debt securities - commercial	58	0	58	0
Cash - money market account	51	51	0	0
Total	$984	$926	$58	$0

Total SERP plan assets available for benefits also include $4,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2016 and 2015.

Contributions

The Company expects to contribute $355,000 to its pension plan and $41,000 to its SERP plan in 2017.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Estimated Future Benefit Payments

The following benefit payments are expected to be paid over the next ten years:

	Pension	SERP
Plan Year	Benefits	Benefits
(dollars in thousands)
2017	$195	$135
2018	210	131
2019	208	126
2020	208	121
2021	222	115
2022-2026	939	455

NOTE 12 – OTHER BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $1.6 million, $1.4 million and $1.5 million in 2016, 2015 and 2014.

Deferred Compensation Plan

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The (income) expense recognized for each of the last three years was $124,000, ($63,000) and $67,000 resulting in a deferred compensation liability of $2.5 million, $2.2 million and $2.1 million as of year-end 2016, 2015 and 2014. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.

Employee Agreements

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $4.7 million as of December 31, 2016. On December 31, 2016, no amounts were accrued on these contingent obligations.

Directors' Deferred Compensation and Cash Plans

The Company maintains a directors' deferred compensation plan and a cash plan. The amount owed directors for fees under the deferred directors' compensation and cash plans as of December 31, 2016 and 2015 was $3.1 million and $2.6 million. The related expense for the deferred directors' compensation and cash plans as of December 31, 2016, 2015 and 2014 was $501,000, $469,000 and $469,000.

NOTE 13 – INCOME TAXES

Income tax expense for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

(dollars in thousands)	2016	2015	2014
Current federal	$23,749	$19,992	$18,877
Deferred federal	268	1,378	1,118
Current state	1,086	1,257	1,650
Deferred state	30	206	740
Total income tax expense	$25,133	$22,833	$22,385

NOTE 13 – INCOME TAXES (continued)

Income tax expense included an expense (benefit) of $23,000, $16,000 and ($89,000) applicable to security transactions for 2016, 2015 and 2014. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2016, 2015 and 2014 to income before income taxes were as follows:

(dollars in thousands)	2016	2015	2014
Income taxes at statutory federal rate of 35%	$27,026	$24,220	$23,167
Increase (decrease) in taxes resulting from:
Tax exempt income	(1,498)	(1,323)	(1,301)
Nondeductible expense	190	206	196
State income tax, net of federal tax effect	726	951	1,656
Captive insurance premium income	(361)	(363)	(378)
Tax credits	(311)	(241)	(233)
Bank owned life insurance	(554)	(605)	(631)
Reserve for unrecognized tax benefits	0	0	(64)
Other	(85)	(12)	(27)
Total income tax expense	$25,133	$22,833	$22,385

The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2016 and 2015 consisted of the following:

(dollars in thousands)	2016	2015
Deferred tax assets:
Bad debts	$17,187	$17,187
Pension and deferred compensation liability	1,310	1,370
Non-qualified stock options	38	309
Nonaccrual loan interest	2,061	2,618
Long-term incentive plan	2,348	987
Other	450	337
	23,394	22,808
Deferred tax liabilities:
Accretion	121	156
Depreciation	4,952	4,222
Loan servicing rights	1,174	1,070
State taxes	620	632
Deferred loan fees	78	65
Intangible assets	1,925	1,891
REIT spillover dividend	1,479	1,413
Prepaid expenses	959	907
Other	418	422
	11,726	10,778
Valuation allowance	0	0
Net deferred tax asset	$11,668	$12,030

In addition to the net deferred tax assets included above, the deferred income tax asset/liability allocated to the unrealized net gain/(loss) on securities available for sale included in equity was ($386,000) and $2.3 million for 2016 and 2015. The deferred income tax liability allocated to the pension plan and SERP included in equity was $1.1 million for both 2016 and 2015.

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

Unrecognized Tax Benefits

The Company did not have any unrecognized tax benefits at December 31, 2016 or 2015. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2016, 2015 and 2014. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2012.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2016 and 2015 were as follows:

(dollars in thousands)	2016	2015
Beginning balance	$119,963	$128,568
New loans and advances	96,724	82,202
Effect of changes in related parties	0	0
Repayments and renewals	(98,382)	(90,807)
Ending balance	$118,305	$119,963

Deposits from principal officers, directors, and their affiliates at year-end 2016 were $21.1 million plus an additional $3.2 million included in securities sold under agreements to repurchase. Deposits from principal officers, directors, and their affiliates at year-end 2015 were $11.6 million plus an additional $7.3 million included in securities sold under agreements to repurchase.

NOTE 15 – STOCK BASED COMPENSATION

Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the "2008 Plan"), which was approved by the Company's stockholders. At its inception there were 1,125,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board of Directors. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the "2013 Plan"), which was also approved by the Company's stockholders. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 435,867 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board of Directors. Nonvested shares from the 2008 Plan that are unused at vesting are added to the shares available to grant of the 2013 Plan. As of December 31, 2016, 100,121 were available for future grants. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.

Included in net income for the years ended December 31, 2016, 2015 and 2014 was employee stock compensation expense of $4.2 million, $2.5 million and $2.8 million, and a related tax benefit of $1.7 million, $1.0 million and $1.1 million, respectively.

NOTE 15 – STOCK BASED COMPENSATION (continued)

Stock Options

The equity incentive plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the awards usually vest over three years. The fair value of each stock option is estimated with the Black Scholes pricing model, using the following weighted-average assumptions as of the grant date for stock options granted during the years presented. Expected volatilities are based on historical volatility of the Company's stock over the immediately preceding expected life period, as well as other factors known on the grant date that would have a significant effect on the stock price during the expected life period. The expected stock option life used is the historical option life of the similar employee base or Board of Directors. The turnover rate is based on historical data of the similar employee base as a group and the Board of Directors as a group. The risk-free interest rate is the Treasury rate on the date of grant corresponding to the expected life period of the stock option.

There were no stock option grants in 2016, 2015 or 2014.

A summary of the activity in the stock option plan as of December 31, 2016 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(in thousands)
Outstanding at beginning of the year	48,000	$16.03
Granted	0	0.00
Exercised	(39,000)	16.03
Forfeited	0	0
Outstanding at end of the year.	9,000	$16.03	1.4	$281
Options exercisable at end of the year	9,000	$16.03	1.4	$281

The following table presents information on stock awards exercised for the years ended December 31, 2016, 2015 and 2014.

(dollars in thousands)	2016	2015	2014
Total intrinsic value	$755	$577	$204
Cash received	625	559	291
Cash received net of tax	(56)	(135)	7
Actual tax benefit realized for tax deductions	669	148	50

    There were no modifications of stock option awards during the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, there was no unrecognized compensation cost related to nonvested stock options granted under the plan.

Restricted Stock Awards and Units

The fair value of restricted stock awards and units is the closing price of the Company's common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest on the third anniversary of the grant date, with the exception of 21,551 shares included as vested below, which vested on the grant date.

A summary of the changes in the Company's nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2016	5,250	$24.29
Granted	21,551	30.80
Vested	(22,301)	30.73
Forfeited	0	0.00
Nonvested at December 31, 2016	4,500	$23.57

    As of December 31, 2016, there was $10,000 of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted period of .29 years. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $1.1 million, $944,000 and $598,000.

NOTE 15 – STOCK BASED COMPENSATION (continued)

Performance Stock Units

The fair value of stock awards is the closing price of the Company's common stock on the date of grant adjusted for the present value of expected dividends. The expected dividend rate is assumed to be the most recent dividend rate declared by the Board of Directors on the grant date. The grant date fair value of stock awards is assumed at the target payout rate. The stock awards fully vest on the third anniversary of the grant date. The 2016-2018, 2015-2017 and 2014-2016 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on beginning equity growth. Shares granted below include the number of shares assumed granted based on meeting the performance criteria of the 2016-2018, 2015-2017 and 2014-2016 Long-Term Incentive Plans at December 31, 2016.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2016	288,855	$22.53
Granted	154,265	23.20
Vested	(95,600)	16.23
Forfeited	0	0.00
Nonvested at December 31, 2016	347,520	$16.90

As of December 31, 2016 and 2015, there was $3.4 million and $2.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted period of 1.51 years and 1.47 years, respectively. The total fair value of shares vested during the year ended December 31, 2016 was $4.1 million. At December 31, 2016, 2015 and 2014, 95,600, 94,968 and 83,301 shares vested, respectively.

NOTE 16 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

The Company became a financial holding company effective May 30, 2012 and is now required to be well capitalized under the applicable regulatory guidelines. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet certain heightened minimum capital requirements can initiate certain mandatory, and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

The capital adequacy requirements were heightened by the Basel III Rules, which went into effect on January 1, 2015 with a phase-in period for certain aspects of the rule through 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.000% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. The quantitative measures established by regulation to ensure capital adequacy that were in effect on December 31, 2016 and 2015, require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total, Tier I and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 16 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2016, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank's category.

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital (to Risk
Weighted Assets)
Consolidated	$498,189	13.23%	$301,243	8.00%	$324,777	8.625%	$376,554	10.00%
Bank	$482,600	12.84%	$300,784	8.00%	$324,283	8.625%	$375,980	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$454,382	12.07%	$225,932	6.00%	$249,467	6.625%	$301,243	8.00%
Bank	$438,793	11.67%	$225,588	6.00%	$249,087	6.625%	$300,784	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$424,382	11.27%	$169,449	4.50%	$192,984	5.125%	$244,760	6.50%
Bank	$438,793	11.67%	$169,191	4.50%	$192,690	5.125%	$244,387	6.50%
Tier I Capital (to Average Assets)
Consolidated	$454,382	10.86%	$167,310	4.00%	$167,310	4.00%	$209,138	5.00%
Bank	$438,793	10.54%	$166,522	4.00%	$166,522	4.00%	$208,153	5.00%

As of December 31, 2015:
Total Capital (to Risk
Weighted Assets)
Consolidated	$457,456	13.73%	$266,524	8.00%	N/A	N/A	$333,155	10.00%
Bank	$446,463	13.42%	$266,106	8.00%	N/A	N/A	$332,633	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$415,700	12.48%	$199,893	6.00%	N/A	N/A	$266,524	8.00%
Bank	$404,771	12.17%	$199,580	6.00%	N/A	N/A	$266,106	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$385,700	11.58%	$149,920	4.50%	N/A	N/A	$216,551	6.50%
Bank	$404,771	12.17%	$149,685	4.50%	N/A	N/A	$216,211	6.50%
Tier I Capital (to Average Assets)
Consolidated	$415,700	11.10%	$149,841	4.00%	N/A	N/A	$187,301	5.00%
Bank	$404,771	10.86%	$149,051	4.00%	N/A	N/A	$186,313	5.00%
The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2016, approximately $71.7 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2016. Notwithstanding the availability of funds for dividends however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 17 – OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2016 and 2015.

	December 31, 2016
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,645	$0	$2,645	$0	$0	$2,645
Total Assets	$2,645	$0	$2,645	$0	$0	$2,645
Liabilities
Interest Rate Swap Derivatives	$2,735	$0	$2,735	$0	$(1,330)	$1,405
Repurchase Agreements	50,045	0	50,045	(50,045)	0	0
Total Liabilities	$52,780	$0	$52,780	$(50,045)	$(1,330)	$1,405

	December 31, 2015
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$1,732	$0	$1,732	$0	$0	$1,732
Total Assets	$1,732	$0	$1,732	$0	$0	$1,732
Liabilities
Interest Rate Swap Derivatives	$1,748	$0	$1,748	$0	$(1,660)	$88
Repurchase Agreements	69,622	0	69,622	(69,622)	0	0
Total Liabilities	$71,370	$0	$71,370	$(69,622)	$(1,660)	$88

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

NOTE 18 – COMMITMENTS, OFF‑BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2016 and 2015, were as follows:

	2016		2015
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commercial loan lines of credit	$46,940	$1,164,660	$50,713	$1,125,720
Commercial letters of credit	0	93	0	0
Standby letters of credit	0	54,749	0	51,515
Real estate mortgage loans	6,116	3,103	4,917	3,185
Real estate construction mortgage loans	0	6,063	648	1,220
Home equity mortgage open-ended revolving lines	0	183,472	0	165,549
Consumer loan open-ended revolving lines	240	9,200	0	7,558
Total	$53,296	$1,421,340	$56,278	$1,354,747

The index on variable rate commercial loan commitments is principally the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2016 and 2015, were as follows:

	2016		2015
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commercial loan	2.71-12.50%	1.96-8.75%	2.44-7.50%	1.59-8.50%
Real estate mortgage loan	3.13-4.50%	3.25-5.75%	3.13-4.63%	3.00-5.75%
Consumer loan open-ended revolving line	15.00%	3.00-15.00%	N/A	2.25-15.00%

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

NOTE 19 – PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2016	2015
ASSETS
Deposits with Lake City Bank	$3,467	$712
Deposits with other depository institutions	4,636	3,623
Cash	8,103	4,335
Investments in banking subsidiary	441,389	411,883
Investments in other subsidiaries	3,471	3,429
Other assets	5,206	4,329
Total assets	$458,169	$423,976
LIABILITIES
Dividends payable and other liabilities	$263	$236
Subordinated debt	30,928	30,928
STOCKHOLDERS' EQUITY	426,978	392,812
Total liabilities and stockholders' equity	$458,169	$423,976

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Dividends from Lake City Bank	$20,622	$10,257	$18,331
Dividends from non-bank subsidiaries	1,035	1,031	31
Other income	50	98	182
Interest expense on subordinated debt	(1,190)	(1,063)	(1,048)
Miscellaneous expense	(5,006)	(3,231)	(3,462)
INCOME BEFORE INCOME TAXES AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES	15,511	7,092	14,034
Income tax benefit	2,483	1,655	1,691
INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES	17,994	8,747	15,725
Equity in undistributed income of subsidiaries	34,090	37,620	28,080
NET INCOME	$52,084	$46,367	$43,805
COMPREHENSIVE INCOME	$47,555	$44,679	$50,129

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$52,084	$46,367	$43,805
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(34,090)	(37,620)	(28,080)
Other changes	3,818	3,647	5,348
Net cash from operating activities	21,812	12,394	21,073
Cash flows from financing activities
Proceeds from issuance of common stock	614	12	57
Repurchase of common stock	(458)	(455)	(444)
Dividends paid	(18,200)	(15,697)	(13,555)
Cash flows from financing activities	(18,044)	(16,140)	(13,942)
Net increase in cash and cash equivalents	3,768	(3,746)	7,131
Cash and cash equivalents at beginning of the year	4,335	8,081	950
Cash and cash equivalents at end of the year	$8,103	$4,335	$8,081

NOTE 20 – EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

(dollars in thousand except share and per share data)	2016	2015	2014
Basic earnings per common share:
Net income	$52,084	$46,367	$43,805
Weighted-average common shares outstanding	25,056,095	24,926,354	24,803,295
Basic earnings per common share	$2.08	$1.86	$1.77
Diluted earnings per common share:
Net income	$52,084	$46,367	$43,805
Weighted-average common shares outstanding for
basic earnings per common share	25,056,095	24,926,354	24,803,295
Add: Dilutive effect of assumed exercise of warrant	184,205	156,563	138,821
Add: Dilutive effect of assumed exercises of stock options
and awards	220,427	162,652	230,067
Average shares and dilutive potential common shares	25,460,727	25,245,568	25,172,183
Diluted earnings per common share	$2.05	$1.84	$1.74

There were no antidilutive stock options for 2016, 2015 and 2014.

Share and per share data has been adjusted for a 3-for-2 stock split July 25, 2016 in the form of a stock dividend on August 5, 2016.

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for December 31, 2016 and 2015 all shown net of tax:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2015	$3,836	$(1,694)	$2,142
Other comprehensive income before reclassification	(4,518)	(101)	(4,619)
Amounts reclassified from accumulated other comprehensive income (loss)	(40)	130	90
Net current period other comprehensive income	(4,558)	29	(4,529)
Balance at December 31, 2016	$(722)	$(1,665)	$(2,387)

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2014	$5,467	$(1,637)	$3,830
Other comprehensive income before reclassification	(1,606)	(204)	(1,810)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	147	122
Net current period other comprehensive income	(1,631)	(57)	(1,688)
Balance at December 31, 2015	$3,836	$(1,694)	$2,142

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated comprehensive income for the years ended December 31, 2016 and 2015 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
2016
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$66	Net securities gains (losses)
Tax effect	(26)	Income tax expense
	40	Net of tax
Amortization of defined benefit pension items(1)	(215)	Salaries and employee benefits
Tax effect	85	Income tax expense
	(130)	Net of tax
Total reclassifications for the period	$(90)	Net income

2015
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$42	Net securities gains (losses)
Tax effect	(17)	Income tax expense
	25	Net of tax
Amortization of defined benefit pension items(1)	(244)	Salaries and employee benefits
Tax effect	97	Income tax expense
	(147)	Net of tax
Total reclassifications for the period	$(122)	Net income

2014
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$(224)	Net securities gains (losses)
Tax effect	90	Income tax expense
	(134)	Net of tax
Amortization of defined benefit pension items(1)	(197)	Salaries and employee benefits
Tax effect	79	Income tax expense
	(118)	Net of tax
Total reclassifications for the period	$(252)	Net income

(1) Included in the computation of net pension plan expense as more fully discussed in Note 11.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2016	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$36,307	$35,079	$34,355	$33,210
Interest expense	5,400	5,360	5,082	4,628
Net interest income	30,907	29,719	29,273	28,582
Provision for loan losses	1,150	0	0	0
Net interest income after provision	29,757	29,719	29,273	28,582
Noninterest income	8,736	9,018	8,067	7,043
Noninterest expense	18,389	18,759	18,446	17,384
Income tax expense	6,582	6,498	6,091	5,962
Net income	$13,522	$13,480	$12,803	$12,279

Basic earnings per common share	$0.54	$0.54	$0.51	$0.49
Diluted earnings per common share	$0.53	$0.53	$0.50	$0.48

2015	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$31,619	$30,966	$30,290	$29,664
Interest expense	4,167	4,255	4,226	3,964
Net interest income	27,452	26,711	26,064	25,700
Provision for loan losses	0	0	0	0
Net interest income after provision	27,452	26,711	26,064	25,700
Noninterest income	8,069	7,902	7,713	7,795
Noninterest expense	17,357	17,207	16,741	16,901
Income tax expense	5,878	5,841	5,656	5,458
Net income	$12,286	$11,565	$11,380	$11,136

Basic earnings per common share	$0.49	$0.46	$0.46	$0.45
Diluted earnings per common share	$0.49	$0.46	$0.45	$0.44

NOTE 23 – WARRANT

On February 27, 2009, the Company entered into a Letter Agreement with the Treasury, pursuant to which the Company issued (i) 56,044 shares of the Company's Series A Preferred Stock and (ii) the Warrant to purchase 396,538 shares of the Company's common stock, no par value, for an aggregate purchase price of $56,044,000 in cash. This transaction was conducted in accordance with the CPP.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $21.20 per share of the common stock (trailing 20-day Lakeland average closing price as of December 17, 2008, which was the last trading day prior to date of receipt of Treasury's preliminary approval for our participation in the CPP). The Warrant was valued using the Black-Scholes model with the following assumptions:  market price of $17.45; exercise price of $21.20; risk-free interest rate of 3.02%; expected life of 10 years; expected dividend rate on common stock of 4.5759% and volatility of common stock price of 41.8046%. This resulted in a value of $4.4433 per share of common stock underlying the Warrant.

On December 3, 2009, the Company was notified by Treasury that, as a result of the Company's completion of our November 18, 2009 Qualified Equity Offering, the amount of the Warrant was reduced by 50% to 198,269 shares. In accordance with the terms of the Warrant, the number of shares issuable upon exercise and the exercise price are adjusted each time the Company pays a dividend to its stockholders in excess of the dividend paid at the time the warrant was issued. In 2016, the Company paid four dividends in excess of dividend paid at the time the Warrant was issued. In 2016, the number of shares issuable upon exercise and the exercise price were also adjusted for a 3-for-2 stock split on July 25, 2016 paid in the form of a dividend on August 5, 2016. In 2015, the Company paid three dividends in excess of the dividend paid at the time the Warrant was issued. Based on the formula set forth in the warrant, at December 31, 2015, the amount of shares issuable upon exercise of the Warrant was 203,323 and the exercise price was $20.6730. Based on the formula set forth in the Warrant, at December 31, 2016, the amount of shares issuable upon exercise of the Warrant was 308,014 and the exercise price was $13.6465.

On June 9, 2010, the Company redeemed the Series A Preferred Stock and accreted the remaining unamortized discount on these shares. The Company did not repurchase the Warrant, and the Warrant was sold by Treasury to an independent, third party. The Warrant has not been exercised as of December 31, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the prior two years of the date of the most recent financial statement, there have been no changes in or disagreements with the Company's accountants.

ITEM 9A. CONTROLS AND PROCEDURES

a) An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP").

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

The Company's independent registered public accounting firm has issued their report on the Company's internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c) There have been no changes in the Company's internal controls during the previous fiscal quarter, ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained under the captions "Election of Directors," "Corporate  Governance and the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 11, 2017, as filed with the SEC on March 1, 2017, on Form DEF 14A, and such sections are incorporated herein by reference in response to this Item.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 11, 2017, as filed with the SEC on March 1, 2017, on Form DEF 14A, is incorporated herein by reference in response to this Item. The information included under the heading "Compensation Committee Report" in the Proxy Statement shall not be deemed "soliciting" materials or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 11, 2017, as filed with the SEC on March 1, 2017, on Form DEF 14A, is incorporated herein by reference in response to this Item.

See Item 5 above for equity compensation plan information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the caption "Certain Relationships and Related Transactions" in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 11, 2017, as filed March 1, 2017, on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 14 to the Company's financial statements contained in Item 8.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption "Accountant Fees" in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 11, 2017, as filed March 1, 2017, on Form DEF 14A, is incorporated herein by reference in response to this Item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a) Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles	Exhibit 3.1 to the Company's Form 8-K
	of Incorporation of Lakeland	filed on March 2, 2009
Financial Corporation

3.2	Amendment to Amended and Restated	Exhibit 3.2 to the Company's Form 10-K
	Articles of Incorporation of Lakeland	for the fiscal year ended December 31, 2012
Financial Corporation

3.3	Amended and Restated	Exhibit 3.1 to the Company's Form 8-K
	Bylaws of Lakeland	filed on December 5, 2011
Financial Corporation

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company's
Form 10-K for the fiscal year ended
December 31, 2003

4.2	Form of Warrant to Purchase Shares of	Exhibit 4.2 to the Company's Form 10-K
	Common Stock	for the fiscal year ended December 31, 2012

4.3	Form of Indenture for Trust Preferred	Exhibit 4.1 to the Company's
	Issuance	Form 10-K for the fiscal year ended
December 31, 2003

10.1	Lakeland Financial	Exhibit 10.3 to the Company's
	Corporation 2008 Equity	Form S-8 filed on March 14, 2008
Incentive Plan

10.2	Lakeland Financial Corporation 401(k)	Exhibit 10.1 to the Company's Form
	Plan	S-8 filed on October 23, 2000

10.3	Amended and Restated Lakeland	Exhibit 10.4 to the Company's
	Financial Corporation Director's Fee	Form 10-K for the fiscal year ended
	Deferral Plan	December 31, 2008

10.4	Form of Change in Control Agreement entered into with	Exhibit 10.1 of the Company's Form
	Michael L. Kubacki, Kevin L. Deardorff, Eric H.	8-K filed on March 2, 2016
Ottinger, Michael E. Gavin, Lisa M. O'Neill and
Kristin L. Pruitt

10.5	Employee Deferred Compensation Plan	Exhibit 10.7 to the Company's
	and Form of Agreement	Form 10-K for the fiscal year ended
December 31, 2008

10.6	Form of Option Grant Agreement	Exhibit 10.10 to the Company's Form
10-K for the fiscal year ended
December 31, 2004

10.7	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company's Form
10-K for the fiscal year ended
December 31, 2004

10.8	Amended and Restated Long Term	Exhibit 10.1 to the Company's Form
	Incentive Plan	10-Q for the quarter ended
September 30, 2009

10.9	Lakeland Financial Corporation 2013	Appendix A to the Definitive
	Equity Incentive Plan	Proxy Statement on Form DEF-14A
filed on March 4, 2013

10.10	Form of Restricted Stock Award	Exhibit 4.3 to the Company's
	Agreement	Form S-8 filed on July 9, 2013

10.11	Form of Nonqualified Stock Option	Exhibit 4.4 to the Company's
	Award Agreement	Form S-8 filed on July 9, 2013

10.12	Form of Restricted Stock Unit Award	Exhibit 4.5 to the Company's
	Agreement	Form S-8 filed on July 9, 2013

10.13	Transitional Employment Agreement, dated	Exhibit 10.1 to the Company's
	September 4, 2013, by and among the	Form 8-K filed on September
	Company, the Bank and Michael L.	4, 2013
Kubacki

21	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered	Attached hereto
Public Accounting Firm

31.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

31.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

32.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: March 1, 2017	By /s/ David M. Findlay
David M. Findlay, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Findlay
David M. Findlay	Principal Executive Officer and Director	March 1, 2017

/s/ Lisa M. O'Neill
Lisa M. O'Neill	Principal Financial Officer	March 1, 2017

/s/ Teresa A. Bartman
Teresa A. Bartman	Principal Accounting Officer	March 1, 2017

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	March 1, 2017

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	March 1, 2017

/s/ Daniel F. Evans, Jr.
Daniel F. Evans, Jr.	Director	March 1, 2017

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	March 1, 2017

/s/ Michael L. Kubacki
Michael L. Kubacki	Chairman and Director	March 1, 2017

/s/ Charles E. Niemier
Charles E. Niemier	Director	March 1, 2017

/s/ Emily E. Pichon
Emily E. Pichon	Director	March 1, 2017

S1

/s/ Steven D. Ross
Steven D. Ross	Director	March 1, 2017

/s/ Brian J. Smith
Brian J. Smith	Director	March 1, 2017

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	March 1, 2017

/s/ Ronald D. Truex
Ronald D. Truex	Director	March 1, 2017

/s/ M. Scott Welch
M. Scott Welch	Director	March 1, 2017

S2