Form 10-Q
period 2017-03-31
LAKELAND FINANCIAL CORP
filed 2017-05-10
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ''large accelerated filer,'' ''accelerated filer,'' ''smaller reporting company,'' and ''emerging growth company'' in Rule 12b–2 of the Exchange Act.

Large accelerated filer [X]   Accelerated filer [  ]   Non-accelerated filer [  ] (do not check if a smaller reporting company)
Smaller reporting company [  ]    Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Number of shares of common stock outstanding at April 30, 2017:  25,183,425

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$ 89,864	$ 142,408
Short-term investments	21,719	24,872
Total cash and cash equivalents	111,583	167,280

Securities available for sale (carried at fair value)	528,031	504,191
Real estate mortgage loans held for sale	3,869	5,915

Loans, net of allowance for loan losses of $43,774 and $43,718	3,488,505	3,427,209

Land, premises and equipment, net	53,212	52,092
Bank owned life insurance	74,491	74,006
Federal Reserve and Federal Home Loan Bank stock	11,522	11,522
Accrued interest receivable	11,886	11,687
Goodwill	4,970	4,970
Other assets	31,034	31,153
Total assets	$ 4,319,103	$ 4,290,025

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$ 762,575	$ 819,803
Interest bearing deposits	2,916,822	2,758,109
Total deposits	3,679,397	3,577,912

Short-term borrowings
Securities sold under agreements to repurchase	59,776	50,045
Other short-term borrowings	85,000	180,000
Total short-term borrowings	144,776	230,045

Long-term borrowings	30	32
Subordinated debentures	30,928	30,928
Accrued interest payable	5,901	5,676
Other liabilities	20,869	18,365
Total liabilities	3,881,901	3,862,958

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,180,759 shares issued and 25,017,691 outstanding as of March 31, 2017
25,096,087 shares issued and 24,937,865 outstanding as of December 31, 2016	104,532	104,405
Retained earnings	337,616	327,873
Accumulated other comprehensive income	(1,902)	(2,387)
Treasury stock, at cost (2017 - 163,068 shares, 2016 - 158,222 shares)	(3,133)	(2,913)
Total stockholders' equity	437,113	426,978
Noncontrolling interest	89	89
Total equity	437,202	427,067
Total liabilities and equity	$ 4,319,103	$ 4,290,025

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended
	March 31,
	2017	2016
NET INTEREST INCOME
Interest and fees on loans
Taxable	$34,447	$29,630
Tax exempt	150	111
Interest and dividends on securities
Taxable	2,320	2,546
Tax exempt	1,162	895
Interest on short-term investments	48	28
Total interest income	38,127	33,210

Interest on deposits	5,442	4,195
Interest on borrowings
Short-term	310	147
Long-term	314	286
Total interest expense	6,066	4,628

NET INTEREST INCOME	32,061	28,582

Provision for loan losses	200	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	31,861	28,582

NONINTEREST INCOME
Wealth advisory fees	1,250	1,160
Investment brokerage fees	321	288
Service charges on deposit accounts	3,143	2,780
Loan, insurance and service fees	1,893	1,838
Merchant card fee income	538	497
Bank owned life insurance income	471	173
Other income	509	(72)
Mortgage banking income	131	327
Net securities gains	3	52
Total noninterest income	8,259	7,043

NONINTEREST EXPENSE
Salaries and employee benefits	11,421	9,605
Net occupancy expense	1,120	1,096
Equipment costs	1,075	901
Data processing fees and supplies	2,016	2,032
Corporate and business development	1,502	857
FDIC insurance and other regulatory fees	434	523
Professional fees	954	827
Other expense	1,526	1,543
Total noninterest expense	20,048	17,384

INCOME BEFORE INCOME TAX EXPENSE	20,072	18,241
Income tax expense	5,558	5,962
NET INCOME	$14,514	$12,279

BASIC WEIGHTED AVERAGE COMMON SHARES	25,152,242	25,019,753
BASIC EARNINGS PER COMMON SHARE	$0.58	$0.49
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,596,136	25,327,806
DILUTED EARNINGS PER COMMON SHARE	$0.57	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended March 31,
	2017	2016
Net income	$14,514	$12,279
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain on securities available for sale
arising during the period	713	7,547
Reclassification adjustment for gains included in net income	(3)	(52)
Net securities gain activity during the period	710	7,495
Tax effect	(265)	(2,306)
Net of tax amount	445	5,189
Defined benefit pension plans:
Amortization of net actuarial loss	66	54
Net gain activity during the period	66	54
Tax effect	(26)	(22)
Net of tax amount	40	32

Total other comprehensive income, net of tax	485	5,221

Comprehensive income	$14,999	$17,500

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2016	24,819,066	$99,123	$294,002	$2,142	$(2,455)	$392,812
Comprehensive income:
Net income			12,279			12,279
Other comprehensive income (loss), net of tax				5,221		5,221
Cash dividends declared, $0.163 per share			(4,079)			(4,079)
Treasury shares purchased under deferred
directors' plan	(6,723)	198			(198)	0
Stock activity under equity compensation plans	82,775	(143)				(143)
Stock based compensation expense		784				784
Balance at March 31, 2016	24,895,118	$99,962	$302,202	$7,363	$(2,653)	$406,874

Balance at January 1, 2017	24,937,865	$104,405	$327,873	$(2,387)	$(2,913)	$426,978
Comprehensive income:
Net income			14,514			14,514
Other comprehensive income (loss), net of tax				485		485
Cash dividends declared, $0.19 per share			(4,771)			(4,771)
Treasury shares purchased under deferred
directors' plan	(4,846)	220			(220)	0
Stock activity under equity compensation plans	84,672	(1,652)				(1,652)
Stock based compensation expense		1,559				1,559
Balance at March 31, 2017	25,017,691	$104,532	$337,616	$(1,902)	$(3,133)	$437,113

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Three Months Ended March 31	2017	2016
Cash flows from operating activities:
Net income	$ 14,514	$ 12,279
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,165	983
Provision for loan losses	200	0
Net gain on sale and write down of other real estate owned	(5)	0
Amortization of loan servicing rights	158	145
Loans originated for sale	(25,812)	(10,341)
Net gain on sales of loans	(364)	(339)
Proceeds from sale of loans	28,066	11,666
Net gain on sales and calls of securities available for sale	(3)	(52)
Net securities amortization	715	695
Stock based compensation expense	1,559	784
Earnings on life insurance	(471)	(174)
Tax benefit of stock option exercises	(924)	(482)
Net change:
Interest receivable and other assets	623	(3,293)
Interest payable and other liabilities	1,339	6,595
Total adjustments	6,246	6,187
Net cash from operating activities	20,760	18,466

Cash flows from investing activities:
Proceeds from sale of securities available for sale	16,811	6,929
Proceeds from maturities, calls and principal paydowns of
securities available for sale	14,109	19,700
Purchases of securities available for sale	(52,763)	(26,969)
Purchase of life insurance	(446)	(179)
Net increase in total loans	(61,496)	(32,730)
Purchases of land, premises and equipment	(2,285)	(2,927)
Proceeds from sales of other real estate	42	0
Net cash from investing activities	(86,028)	(36,176)

Cash flows from financing activities:
Net increase in total deposits	101,485	67,314
Net decrease in short-term borrowings	(85,269)	(45,118)
Payments on long-term borrowings	(2)	(2)
Common dividends paid	(4,771)	(4,079)
Payments related to equity incentive plans	(1,652)	(143)
Purchase of treasury stock	(220)	(198)
Net cash from financing activities	9,571	17,774
Net change in cash and cash equivalents	(55,697)	64
Cash and cash equivalents at beginning of the period	167,280	80,674
Cash and cash equivalents at end of the period	$ 111,583	$ 80,738
Cash paid during the period for:
Interest	$ 5,841	$ 4,188
Income taxes	4	0
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	0	33

Securities purchases payable	2,073	0

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2017. The Company's 2016 Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
March 31, 2017
U.S. Treasury securities	$990	$15	$0	$1,005
U.S. government sponsored agencies	6,151	24	(69)	6,106
Agency residential mortgage-backed securities	361,730	3,375	(2,905)	362,200
State and municipal securities	159,586	2,081	(2,947)	158,720
Total	$528,457	$5,495	$(5,921)	$528,031

December 31, 2016
U.S. Treasury securities	$990	$13	$0	$1,003
U.S. government sponsored agencies	6,312	10	(81)	6,241
Agency residential mortgage-backed securities	351,108	3,604	(3,144)	351,568
State and municipal securities	146,917	1,784	(3,322)	145,379
Total	$505,327	$5,411	$(6,547)	$504,191

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of March 31, 2017 is presented below.  Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,673	$2,715
Due after one year through five years	23,130	23,642
Due after five years through ten years	46,690	47,590
Due after ten years	94,234	91,884
	166,727	165,831
Mortgage-backed securities	361,730	362,200
Total debt securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$528,457	$528,031

Securities proceeds, gross gains and gross losses are presented below.

	Three months ended March 31,
(dollars in thousands)	2017	2016
Sales of securities available for sale
Proceeds	$16,811	$6,929
Gross gains	197	65
Gross losses	(194)	13

The Company sold 27 securities with a total book value of $16.8 million and a total fair value of $16.8 million during the first three months of 2017.  The Company sold four securities with a total book value of $6.9 million and a total fair value of $7.0 million during the first three months of 2016.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $161.5 million and $168.3 million were pledged as of March 31, 2017 and December 31, 2016, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of March 31, 2017 and December 31, 2016 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2017
U.S. government sponsored agencies	$3,301	$69	$0	$0	$3,301	$69
Agency residential mortgage-backed
securities	207,822	2,611	6,877	294	214,699	2,905
State and municipal securities	71,352	2,820	2,572	127	73,924	2,947
Total temporarily impaired	$282,475	$5,500	$9,449	$421	$291,924	$5,921

December 31, 2016
U.S. government sponsored agencies	$3,290	$81	$0	$0	$3,290	$81
Agency residential mortgage-backed
securities	181,699	2,882	7,080	262	188,779	3,144
State and municipal securities	77,434	3,180	2,361	142	79,795	3,322
Total temporarily impaired	$262,423	$6,143	$9,441	$404	$271,864	$6,547

The total number of securities with unrealized losses as of March 31, 2017 and December 31, 2016 is presented below.

	Less than	12 months
	12 months	or more	Total
March 31, 2017
U.S. government sponsored agencies	1	0	1
Agency residential mortgage-backed securities	61	2	63
State and municipal securities	106	4	110
Total temporarily impaired	168	6	174

December 31, 2016
U.S. government sponsored agencies	0	1	1
Agency residential mortgage-backed securities	46	9	55
State and municipal securities	21	12	33
Total temporarily impaired	67	22	89

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. As of March 31, 2017 and December 31, 2016, ninety-nine percent of the securities in the Company's portfolio were backed by the U.S. government, government agencies, government sponsored agencies or were A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government-sponsored agency and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	March 31,		December 31,
(dollars in thousands)	2017		2016
Commercial and industrial loans:
Working capital lines of credit loans	$650,691	18.4%	$624,404	18.0%
Non-working capital loans	673,374	19.1	644,086	18.5
Total commercial and industrial loans	1,324,065	37.5	1,268,490	36.5

Commercial real estate and multi-family residential loans:
Construction and land development loans	238,018	6.7	245,182	7.1
Owner occupied loans	468,621	13.3	469,705	13.5
Nonowner occupied loans	463,186	13.1	458,404	13.2
Multifamily loans	201,147	5.7	127,632	3.7
Total commercial real estate and multi-family residential loans	1,370,972	38.8	1,300,923	37.5

Agri-business and agricultural loans:
Loans secured by farmland	138,071	3.9	172,633	5.0
Loans for agricultural production	189,516	5.4	222,210	6.4
Total agri-business and agricultural loans	327,587	9.3	394,843	11.4

Other commercial loans	105,684	3.0	98,270	2.8
Total commercial loans	3,128,308	88.6	3,062,526	88.2

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	166,158	4.7	163,155	4.7
Open end and junior lien loans	167,517	4.7	169,664	4.9
Residential construction and land development loans	10,274	0.3	15,015	0.4
Total consumer 1-4 family mortgage loans	343,949	9.7	347,834	10.0

Other consumer loans	60,881	1.7	61,308	1.8
Total consumer loans	404,830	11.4	409,142	11.8
Subtotal	3,533,138	100.0%	3,471,668	100.0%
Less: Allowance for loan losses	(43,774)		(43,718)
Net deferred loan fees	(859)		(741)
Loans, net	$3,488,505		$3,427,209

The recorded investment in loans does not include accrued interest.

The Company had $282,000 in residential real estate loans in the process of foreclosure as of March 31, 2017, compared to $241,000 as of December 31, 2016.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended March 31, 2017 and 2016:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2017
Beginning balance, January 1	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718
Provision for loan losses	(339)	257	(77)	84	(77)	37	315	200
Loans charged-off	(375)	(48)	0	0	(7)	(73)	0	(503)
Recoveries	223	57	4	0	47	28	0	359
Net loans charged-off	(152)	9	4	0	40	(45)	0	(144)
Ending balance	$19,781	$13,718	$3,459	$545	$2,790	$379	$3,102	$43,774

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2016
Beginning balance, January 1	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610
Provision for loan losses	(947)	436	4	(15)	196	42	284	0
Loans charged-off	(214)	(168)	0	0	(38)	(45)	0	(465)
Recoveries	62	11	5	0	33	28	0	139
Net loans charged-off	(152)	(157)	5	0	(5)	(17)	0	(326)
Ending balance	$20,465	$12,752	$2,454	$559	$3,586	$344	$3,124	$43,284

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
March 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,897	$598	$0	$0	$290	$46	$0	$4,831
Collectively evaluated for impairment	15,884	13,120	3,459	545	2,500	333	3,102	38,943
Total ending allowance balance	$19,781	$13,718	$3,459	$545	$2,790	$379	$3,102	$43,774

Loans:
Loans individually evaluated for impairment	$11,042	$8,877	$283	$0	$1,410	$54	$0	$21,666
Loans collectively evaluated for impairment	1,312,912	1,360,487	327,363	105,681	343,545	60,625	0	3,510,613
Total ending loans balance	$1,323,954	$1,369,364	$327,646	$105,681	$344,955	$60,679	$0	$3,532,279

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,191	$576	$0	$0	$296	$51	$0	$4,114
Collectively evaluated for impairment	17,081	12,876	3,532	461	2,531	336	2,787	39,604
Total ending allowance balance	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718

Loans:
Loans individually evaluated for impairment	$9,776	$9,151	$283	$0	$1,427	$55	$0	$20,692
Loans collectively evaluated for impairment	1,258,682	1,290,131	394,621	98,265	347,408	61,128	0	3,450,235
Total ending loans balance	$1,268,458	$1,299,282	$394,904	$98,265	$348,835	$61,183	$0	$3,470,927

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2017:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$783	$481	$0
Non-working capital loans	3,221	1,472	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	126	0
Owner occupied loans	2,911	2,663	0
Nonowner occupied loans	4,587	4,588	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	204	191	0
Open end and junior lien loans	369	156	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,373	2,372	1,072
Non-working capital loans	6,719	6,717	2,825
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,501	1,500	598
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,130	1,063	290
Other consumer loans	54	54	46
Total	$24,581	$21,666	$4,831

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$951	$494	$0
Non-working capital loans	3,007	1,358	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	126	0
Owner occupied loans	2,868	2,620	0
Nonowner occupied loans	4,632	4,633	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	161	147	0
Open end and junior lien loans	408	195	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,100	1,099	465
Non-working capital loans	6,827	6,825	2,726
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,773	1,772	576
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,152	1,085	296
Other consumer loans	55	55	51
Total	$23,663	$20,692	$4,114

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$577	$7	$7
Non-working capital loans	1,381	8	5
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	1	1
Owner occupied loans	2,572	1	1
Nonowner occupied loans	4,604	84	72
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	191	1	0
Open end and junior lien loans	156	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,363	11	8
Non-working capital loans	6,699	49	39
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,665	5	4
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,071	7	4
Other consumer loans	54	1	0
Total	$20,742	$175	$141

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$20	$0	$0
Non-working capital loans	673	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,724	0	0
Nonowner occupied loans	4,808	29	23
Agri-business and agricultural loans:
Loans secured by farmland	471	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	47	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,352	5	5
Non-working capital loans	4,635	34	34
Commercial real estate and multi-family residential loans:
Construction and land development loans	339	3	3
Owner occupied loans	942	0	0
Nonowner occupied loans	77	0	0
Multifamily loans	385	5	5
Other commercial loans	12	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,627	15	11
Open end and junior lien loans	251	0	0
Other consumer loans	59	1	1
Total	$18,422	$92	$82

The following table presents the aging of the recorded investment in past due loans as of March 31, 2017 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$649,021	$60	$0	$1,598	$1,658	$650,679
Non-working capital loans	669,325	9	0	3,941	3,950	673,275
Commercial real estate and multi-family
residential loans:
Construction and land development loans	237,365	0	0	0	0	237,365
Owner occupied loans	462,792	0	1,633	3,888	5,521	468,313
Nonowner occupied loans	462,282	399	0	114	513	462,795
Multifamily loans	200,891	0	0	0	0	200,891
Agri-business and agricultural loans:
Loans secured by farmland	137,790	0	0	283	283	138,073
Loans for agricultural production	189,573	0	0	0	0	189,573
Other commercial loans	105,681	0	0	0	0	105,681
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	164,891	740	0	205	945	165,836
Open end and junior lien loans	168,488	232	0	156	388	168,876
Residential construction loans	10,243	0	0	0	0	10,243
Other consumer loans	60,626	53	0	0	53	60,679
Total	$3,518,968	$1,493	$1,633	$10,185	$13,311	$3,532,279

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$624,213	$9	$0	$140	$149	$624,362
Non-working capital loans	642,014	0	0	2,082	2,082	644,096
Commercial real estate and multi-family
residential loans:
Construction and land development loans	244,411	0	0	0	0	244,411
Owner occupied loans	465,789	0	0	3,598	3,598	469,387
Nonowner occupied loans	457,880	0	0	122	122	458,002
Multi-family loans	127,482	0	0	0	0	127,482
Agri-business and agricultural loans:
Loans secured by farmland	172,349	0	0	283	283	172,632
Loans for agricultural production	222,272	0	0	0	0	222,272
Other commercial loans	98,265	0	0	0	0	98,265
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	161,499	1,072	53	213	1,338	162,837
Open end and junior lien loans	170,372	448	0	195	643	171,015
Residential construction loans	14,983	0	0	0	0	14,983
Other consumer loans	61,119	64	0	0	64	61,183
Total	$3,462,648	$1,593	$53	$6,633	$8,279	$3,470,927

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $3.1 million and $2.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2017 and December 31, 2016. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	March 31	December 31
(dollars in thousands)	2017	2016
Accruing troubled debt restructured loans	$10,234	$10,351
Nonaccrual troubled debt restructured loans	7,180	5,633
Total troubled debt restructured loans	$17,414	$15,984

During the period ending March 31, 2017, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the period.  The loans to two of the borrowers are for commercial real estate buildings where the collateral value and cash flows from the companies occupying the buildings do not support the loans with recorded investments of $500,000.  The loans to two other borrowers are for commercial and industrial non-working capital loans with recorded investments of $690,000.  These concessions are not included in table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended March 31, 2017:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	2	1,712	1,712	2	6
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	486	486	1	6
Consumer 1-4 family loans:
Closed end first mortgage loans	1	44	46	1	350
Total	4	$2,242	$2,244	4	6-350

For the period ended March 31, 2017, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $34,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $49,000.

No charge-offs resulted from any troubled debt restructurings described above during the three-month period ended March 31, 2017.

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended March 31, 2016:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	$335	$335	1	15
Total	1	$335	$335	1	15

For the three-month period ended March 31, 2016, the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $11,000.

No charge-offs resulted from any troubled debt restructurings described above during the three-month period ended March 31, 2016.

There were no troubled debt restructurings that had payment defaults within the twelve months following modification during the three-month periods ended March 31, 2017 and 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of March 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$594,221	$30,356	$25,927	$0	$175	$650,679
Non-working capital loans	621,384	24,188	23,912	0	3,791	673,275
Commercial real estate and multi-
family residential loans:
Construction and land development loans	236,071	1,294	0	0	0	237,365
Owner occupied loans	440,213	11,633	16,467	0	0	468,313
Nonowner occupied loans	456,944	4,507	1,344	0	0	462,795
Multifamily loans	200,633	258	0	0	0	200,891
Agri-business and agricultural loans:
Loans secured by farmland	133,300	3,052	1,721	0	0	138,073
Loans for agricultural production	185,248	3,627	698	0	0	189,573
Other commercial loans	105,677	0	0	0	4	105,681
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	44,657	0	1,254	0	119,925	165,836
Open end and junior lien loans	7,235	0	0	0	161,641	168,876
Residential construction loans	0	0	0	0	10,243	10,243
Other consumer loans	16,264	0	54	0	44,361	60,679
Total	$3,041,847	$78,915	$71,377	$0	$340,140	$3,532,279

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$577,208	$17,636	$29,396	$0	$122	$624,362
Non-working capital loans	583,135	32,587	24,405	0	3,969	644,096
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	242,964	1,447	0	0	0	244,411
Owner occupied loans	444,143	10,285	14,959	0	0	469,387
Nonowner occupied loans	451,390	4,550	2,062	0	0	458,002
Multi-family loans	127,219	263	0	0	0	127,482
Agri-business and agricultural loans:
Loans secured by farmland	168,660	3,689	283	0	0	172,632
Loans for agricultural production	218,581	3,691	0	0	0	222,272
Other commercial loans	98,261	0	0	0	4	98,265
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	44,687	126	1,232	0	116,792	162,837
Open end and junior lien loans	7,028	0	0	0	163,987	171,015
Residential construction loans	0	0	0	0	14,983	14,983
Other consumer loans	17,717	0	55	0	43,411	61,183
Total	$2,980,993	$74,274	$72,392	$0	$343,268	$3,470,927

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

Mortgage servicing rights:  As of March 31, 2017, the fair value of the Company's Level 3 servicing assets for residential mortgage loans was $3.7 million, none of which are currently impaired and therefore are carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 3.81%, a weighted average maturity of 19 years and are secured by homes generally within the Company's market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At March 31, 2017, the constant prepayment speed (PSA) used was 165 and the discount rate used was 9.4%.  At December 31, 2016, the PSA used was 162 and the discount rate used was 9.3%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,005	$ 0	$ 0	$ 1,005
U.S. government sponsored agency securities	0	6,106	0	6,106
Mortgage-backed securities	0	362,200	0	362,200
State and municipal securities	0	158,098	622	158,720
Total Securities	1,005	526,404	622	528,031
Mortgage banking derivative	0	241	0	241
Interest rate swap derivative	0	2,634	0	2,634
Total assets	$ 1,005	$ 529,279	$ 622	$ 530,906

Liabilities
Mortgage banking derivative	0	16	0	16
Interest rate swap derivative	0	2,742	0	2,742
Total liabilities	$ 0	$ 2,758	$ 0	$ 2,758

	December 31, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,003	$ 0	$ 0	$ 1,003
U.S. government sponsored agency securities	0	6,241	0	6,241
Mortgage-backed securities	0	351,568	0	351,568
State and municipal securities	0	144,709	670	145,379
Total Securities	1,003	502,518	670	504,191
Mortgage banking derivative	0	314	0	314
Interest rate swap derivative	0	2,645	0	2,645
Total assets	$ 1,003	$ 505,477	$ 670	$ 507,150

Liabilities
Mortgage banking derivative	0	14	0	14
Interest rate swap derivative	0	2,735	0	2,735
Total liabilities	$ 0	$ 2,749	$ 0	$ 2,749

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 and there were no transfers between Level 1 and Level 2 during 2016.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2017 and 2016:

	State and Municipal Securities
(dollars in thousands)	2017	2016
Balance of recurring Level 3 assets at January 1	$ 670	$ 551
Transfers into Level 3	0	339
Changes in fair value of securities
included in other comprehensive income	(3)	(1)
Principal payments	(45)	(40)
Balance of recurring Level 3 assets at March 31	$ 622	$ 849

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

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	March 31, 2017	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 622	Price to type, par, call	Discount to benchmark index	0-5%
(2.73%)

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	December 31, 2016	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 670	Price to type, par, call	Discount to benchmark index	0-5%
(2.98%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 1,283	$ 1,283
Non-working capital loans	0	0	3,644	3,644
Commercial real estate and multi-family
residential loans:
Owner occupied loans	0	0	901	901
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	62	62
Total impaired loans	$ 0	$ 0	$ 5,890	$ 5,890
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 5,965	$ 5,965

	December 31, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 621	$ 621
Non-working capital loans	0	0	3,889	3,889
Commercial real estate and multi-family
residential loans:
Owner occupied loans	0	0	1,195	1,195
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	62	62
Total impaired loans	$ 0	$ 0	$ 5,767	$ 5,767
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 5,842	$ 5,842

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2017:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 4,927	Collateral based	Discount to reflect	40%	(22% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate and	901	Collateral based	Discount to reflect	40%	(8% - 60%)
multi-family residential loans		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	62	Collateral based	Discount to reflect	14%
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2016:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 4,510	Collateral based	Discount to reflect	44%	(22% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,195	Collateral based	Discount to reflect	30%	(6% - 59%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	62	Collateral based	Discount to reflect	15%
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $9.8 million, with a valuation allowance of $3.9 million at March 31, 2017, resulting in a net increase in the provision for loan losses of $800,000 in the three months ended March 31, 2017.  At March 31, 2016, impaired loans had a gross carrying amount of $7.1 million, with a valuation allowance of $2.5 million, resulting in a net increase in the provision for loan losses of $100,000 in the three months ended March 31, 2016.

Other real estate owned measured at fair value less costs to sell, at both March 31, 2017 and March 31, 2016, had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, all of which was written down during 2012.

The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items which are not financial instruments are not included.

	March 31, 2017
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 111,583	$ 109,578	$ 2,012	$ 0	$ 111,590
Securities available for sale	528,031	1,005	526,404	622	528,031
Real estate mortgages held for sale	3,869	0	3,943	0	3,943
Loans, net	3,488,505	0	0	3,474,070	3,474,070
Federal Home Loan Bank stock	8,102	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	11,886	8	2,435	9,443	11,886
Financial Liabilities:
Certificates of deposit	(1,293,023)	0	(1,299,542)	0	(1,299,542)
All other deposits	(2,386,374)	(2,386,374)	0	0	(2,386,374)
Securities sold under agreements
to repurchase	(59,776)	0	(59,776)	0	(59,776)
Other short-term borrowings	(85,000)	0	(84,997)	0	(84,997)
Long-term borrowings	(30)	0	(32)	0	(32)
Subordinated debentures	(30,928)	0	0	(31,206)	(31,206)
Standby letters of credit	(352)	0	0	(352)	(352)
Accrued interest payable	(5,901)	(99)	(5,798)	(4)	(5,901)

	December 31, 2016
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 167,280	$ 165,385	$ 1,899	$ 0	$ 167,284
Securities available for sale	504,191	1,003	502,518	670	504,191
Real estate mortgages held for sale	5,915	0	5,994	0	5,994
Loans, net	3,427,209	0	0	3,411,121	3,411,121
Federal Home Loan Bank stock	8,102	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	11,687	3	2,688	8,996	11,687
Financial Liabilities:
Certificates of deposit	(1,163,818)	0	(1,169,905)	0	(1,169,905)
All other deposits	(2,414,094)	(2,414,094)	0	0	(2,414,094)
Securities sold under agreements
to repurchase	(50,045)	0	(50,045)	0	(50,045)
Other short-term borrowings	(180,000)	0	(180,005)	0	(180,005)
Long-term borrowings	(32)	0	(34)	0	(34)
Subordinated debentures	(30,928)	0	0	(31,194)	(31,194)
Standby letters of credit	(323)	0	0	(323)	(323)
Accrued interest payable	(5,676)	(93)	(5,580)	(3)	(5,676)

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

Securities sold under agreements to repurchase of $59.8 million and $50.0 million, which mature on demand, are secured by mortgage-backed securities with a carrying amount of $93.0 million and $98.0 million at March 31, 2017 and December 31, 2016, respectively.  Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
(dollars in thousands)	2017	2016	2017	2016
Interest cost	$26	$26	$10	$12
Expected return on plan assets	(35)	(35)	(16)	(18)
Recognized net actuarial (gain) loss	46	34	20	20
Net pension expense (benefit)	$37	$25	$14	$14

The Company previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to contribute $355,000 to its pension plan and $41,000 to its Supplemental Executive Retirement Plan ("SERP") in 2017.  The Company has contributed $118,000 to its pension plan and $41,000 to its SERP as of March 31, 2017.  The Company expects to contribute $237,000 to its pension plan during the remainder of 2017.  The Company does not expect to make any additional contributions to its SERP during the remainder of 2017.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2017 and December 31, 2016.

	March 31, 2017
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,634	$0	$2,634	$0	$0	$2,634
Total Assets	$2,634	$0	$2,634	$0	$0	$2,634
Liabilities
Interest Rate Swap Derivatives	$2,742	$0	$2,742	$0	$(1,910)	$832
Repurchase Agreements	59,776	0	59,776	(59,776)	0	0
Total Liabilities	$62,518	$0	$62,518	$(59,776)	$(1,910)	$832

	December 31, 2016
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,645	$0	$2,645	$0	$0	$2,645
Total Assets	$2,645	$0	$2,645	$0	$0	$2,645
Liabilities
Interest Rate Swap Derivatives	$2,735	$0	$2,735	$0	$(1,330)	$1,405
Repurchase Agreements	50,045	0	50,045	(50,045)	0	0
Total Liabilities	$52,780	$0	$52,780	$(50,045)	$(1,330)	$1,405

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

NOTE 9. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, including shares held in treasury on behalf of participants in the Company's Directors Fee Deferral Plan.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants, none of which were antidilutive.

	Three Months Ended March 31,
	2017	2016
Weighted average shares outstanding for basic earnings per common share*	25,152,242	25,019,753
Dilutive effect of stock options, awards and warrants*	443,894	308,053
Weighted average shares outstanding for diluted earnings per common share*	25,596,136	25,327,806

Basic earnings per common share*	$0.58	$0.49
Diluted earnings per common share*	$0.57	$0.48

* Share and per share data has been adjusted for a 3-for-2 stock split in the form of a stock dividend on August 5, 2016.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2016	$(722)	$(1,665)	$(2,387)
Other comprehensive income before reclassification	448	0	448
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	40	37
Net current period other comprehensive income	445	40	485
Balance at March 31, 2017	$(277)	$(1,625)	$(1,902)

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2015	$3,836	$(1,694)	$2,142
Other comprehensive income before reclassification	(4,518)	(101)	(4,619)
Amounts reclassified from accumulated other comprehensive income (loss)	(40)	130	90
Net current period other comprehensive income	(4,558)	29	(4,529)
Balance at December 31, 2016	$(722)	$(1,665)	$(2,387)

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2017 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$3	Net securities gains (losses)
Tax effect	0	Income tax expense
	3	Net of tax
Amortization of defined benefit pension items	(66)	Salaries and employee benefits
Tax effect	26	Income tax expense
	(40)	Net of tax
Total reclassifications for the period	$(37)	Net income

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2016 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$52	Net securities gains (losses)
Tax effect	(21)	Income tax expense
	31	Net of tax
Amortization of defined benefit pension items	(54)	Salaries and employee benefits
Tax effect	22	Income tax expense
	(32)	Net of tax
Total reclassifications for the period	$(1)	Net income

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

In March 2016, the FASB issued new guidance related to employee share-based payment accounting. This standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company adopted this new standard effective January1, 2017.  The adoption of this new standard could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise.  For the first quarter of 2017, adopting this new standard  resulted in $924,000  in income tax benefit offsetting income tax expense and current tax liability due to the vesting of  restricted stock and performance stock units.

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

In January 2017, the FASB issued ASU No. 2017-04 "Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment." These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. Management does not expect the adoption of this new accounting standard to have a material impact on our financial statements.

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. Management does not expect the adoption of this new accounting standard to have a material impact on our financial statements.

NOTE 12. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders' equity as previously reported.

ITEM 2 ‑ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first three months of 2017 was $14.5 million, up 18.2% from $12.3 million for the comparable period of 2016.  Diluted income per common share was $0.57 in the first three months of 2017, up 18.8% from $0.48 in the comparable period of 2016.  Return on average total equity was 13.63% in the first three months of 2017 versus 12.35% in the comparable period of 2016.  Return on average total assets was 1.37% in the first three months of 2017 versus 1.30% in the comparable period of 2016.  The average equity to average assets ratio was 10.02% in the first three months of 2017 versus 10.49% in the comparable period of 2016.

Total assets were $4.319 billion as of March 31, 2017 versus $4.290 billion as of December 31, 2016, an increase of $29.1 million, or 0.7%.  This increase was primarily due to a $61.4 million increase in total loans as well as a $23.8 million increase in securities available for sale.  The increases were somewhat offset by a $55.7 million decrease in cash and cash equivalents.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months ended March 31, 2017 and 2016 is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Income Statement Summary:
Net interest income	$32,061	$28,582
Provision for loan losses	200	0
Noninterest income	8,259	7,043
Noninterest expense	20,048	17,384
Other Data:
Efficiency ratio (1)	49.72%	48.80%
Dilutive EPS (2)	$0.57	$0.48
Tangible capital ratio	10.06%	10.61%
Net charge-offs to average loans	0.02%	0.04%
Net interest margin	3.27%	3.25%
Noninterest income to total revenue	20.48%	19.77%

(1)	Noninterest expense/Net interest income plus Noninterest income
(2)	Per share data has been adjusted for a 3-for-2 stock split on July 25, 2016 paid in the form of a stock dividend on August 5, 2016

Net Income

Net income was $14.5 million in the first three months of 2017, an increase of $2.2 million, or 18.2%, versus net income of $12.3 million in the first three months of 2016. Net interest income increased $3.5 million, or 12.2%, to $32.1 million versus $28.6 million in the first three months of 2016. Net interest income increased primarily due to a 12.8% increase in average earning assets.  An increase of $388 million, or 12.3%, in average commercial loans from the first quarter of 2016 was the primary reason for the increase in average earning assets over the past twelve months, which reflects our continuing strategic focus on commercial lending.  The net interest margin increased two basis points to 3.27% in the first three months of 2017 compared to 3.25% for the first three months of 2016.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2017			2016
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,491,018	$34,447	4.00%	$3,077,441	$29,630	3.87%
Tax exempt (1)	18,137	221	4.94	11,907	166	5.61
Investments: (1)
Available for sale	515,283	4,083	3.21	478,537	3,906	3.28
Short-term investments	5,121	5	0.40	6,210	4	0.26
Interest bearing deposits	30,326	43	0.58	26,379	24	0.37
Total earning assets	$4,059,885	$38,799	3.88%	$3,600,474	$33,730	3.77%
Less: Allowance for loan losses	(43,981)			(43,394)
Nonearning Assets
Cash and due from banks	108,682			87,441
Premises and equipment	52,729			47,237
Other nonearning assets	132,830			120,558
Total assets	$4,310,145			$3,812,316

Interest Bearing Liabilities
Savings deposits	$271,087	$99	0.15%	$253,313	$123	0.20%
Interest bearing checking accounts	1,383,791	1,952	0.57	1,240,226	1,324	0.43
Time deposits:
In denominations under $100,000	238,347	670	1.14	254,605	737	1.16
In denominations over $100,000	975,450	2,721	1.13	821,560	2,011	0.98
Miscellaneous short-term borrowings	184,950	310	0.68	126,758	147	0.47
Long-term borrowings and
subordinated debentures	30,959	314	4.11	30,960	286	3.72
Total interest bearing liabilities	$3,084,584	$6,066	0.80%	$2,727,422	$4,628	0.68%
Noninterest Bearing Liabilities
Demand deposits	768,495			661,594
Other liabilities	25,172			23,379
Stockholders' Equity	431,894			399,921
Total liabilities and stockholders' equity	$4,310,145			$3,812,316

Interest Margin Recap
Interest income/average earning assets		38,799	3.88		33,730	3.77
Interest expense/average earning assets		6,066	0.61		4,628	0.52
Net interest income and margin		$32,733	3.27%		$29,102	3.25%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2017 and 2016. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses.  Taxable equivalent basis adjustments were $672,000 and $520,000 in the three-month periods ended March 31, 2017 and 2016, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2017 and 2016, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $3.5 million, or 12.2%, for the three months ended March 31, 2017 compared with the first three months of 2016. The increased level of net interest income during the first three months of 2017 was largely driven by an increase in average earning assets of $459.4 million, which resulted primarily from loan growth.  Average loans outstanding increased $419.8 million during the three months ended March 31, 2017 compared with the same period of 2016, with most of the growth being in commercial loans.  The earning asset growth was funded through deposit growth, in particular, average public fund time deposits in denominations over $100,000 which increased by $196.5 million, average interest bearing transaction accounts which increased by $143.6 million and average noninterest bearing demand deposits which increased by $106.9 million.

The tax equivalent net interest margin was 3.27% for the first three months of 2017 compared to 3.25% during the first three months of 2016.  The yield on earning assets totaled 3.88% during the three months ended March 31, 2017 compared to 3.77% in the same period of 2016.  Cost of funds (expressed as a percentage of average earning assets) totaled 0.61% during the first three months of 2017 compared to 0.52% in the same period of 2016.

Provision for Loan Losses

Due to the increase in the loan portfolio, the Company recorded a provision for loan loss expense of $200,000 in the three-month period ended March 31, 2017 compared to no provision during the three months ended March 31, 2016.   The allowance for loan losses at March 31, 2017 represented 1.24% of the loan portfolio, versus 1.26% at December 31, 2016 and 1.39% at March 31, 2016.  The primary factor impacting the decision to record a provision in the first three months of 2017 was the increasing size of the loan portfolio. Slightly offsetting the loan portfolio growth was the consideration management gave to the continued stability in key loan quality metrics including appropriate reserve coverage of nonperforming loans, a decrease in historical loss percentages and stable economic conditions in the Company's markets, and changes in the allocation for specific watch list credits. Management's overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2017 and 2016 are shown in the following tables:

	Three Months Ended
	March 31,
			Percent
(dollars in thousands)	2017	2016	Change
Wealth advisory fees	$1,250	$1,160	7.8%
Investment brokerage fees	321	288	11.5
Service charges on deposit accounts	3,143	2,780	13.1
Loan, insurance and service fees	1,893	1,838	3.0
Merchant card fee income	538	497	8.2
Bank owned life insurance	471	173	172.3
Other income	509	(72)	806.9
Mortgage banking income	131	327	(59.9)
Net securities gains (losses)	3	52	(94.2)
Total noninterest income	$8,259	$7,043	17.3%
Noninterest income to total revenue	20.48%	19.77%

The Company's noninterest income increased $1.2 million or 17% to $8.3 million for the first quarter of 2017 versus $7.0 million for the first quarter of 2016.  Noninterest income was positively impacted by a $363,000 increase in service charges on deposit accounts primarily due to growth in fees from business accounts. Bank owned life insurance income increased $298,000 from the first quarter of 2016 to the first quarter of 2017 primarily due to increased revenue from variable life insurance contracts owned by the Company. In addition, other income increased $581,000 compared to the first quarter of 2016.  During the first quarter of 2016, other income was negatively impacted by credit valuation adjustment losses related to the Company's swap arrangements, which account for $295,000 of the increase in other income from the first quarter of 2016 to the first quarter of 2017. In addition, a write down in the first quarter of 2016 of $226,000 to a property formerly used as a Lake City Bank branch negatively impacted other income in 2016. Noninterest income was negatively impacted by a decrease of $196,000 in mortgage banking income resulting from lower mortgage loan originations during the first quarter of 2017 as compared to the prior year period.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2017 and 2016 are shown in the following tables:

	Three Months Ended
	March 31,
			Percent
(dollars in thousands)	2017	2016	Change
Salaries and employee benefits	$11,421	$9,605	18.9%
Net occupancy expense	1,120	1,096	2.2
Equipment costs	1,075	901	19.3
Data processing fees and supplies	2,016	2,032	(0.8)
Corporate and business development	1,502	857	75.3
FDIC insurance and other regulatory fees	434	523	(17.0)
Professional fees	954	827	15.4
Other expense	1,526	1,543	(1.1)
Total noninterest expense	$20,048	$17,384	15.3%

The Company's noninterest expense increased by $2.7 million or 15% to $20.0 million in the first quarter of 2017 compared to $17.4 million in the first quarter of 2016. Salaries and employee benefits increased by 19% or $1.8 million primarily due to higher performance incentive-based compensation costs, increased health insurance cost, normal merit increases and staff additions related to the company's branch expansion. The Company's medical insurance plan is in a group trust that includes a number of Indiana banks. Member banks received premium holidays on their health insurance premiums during the first quarters of 2017 and 2016. However, the premium holiday of approximately $344,000 for 2017 represented one month of health insurance premiums which was less than the $895,000 of premium holiday received in 2016.  Corporate and business development expense increased by $645,000, primarily due to first quarter 2017 community support and donation expense of $350,000.  Corporate and business development expense was also impacted by higher investment in advertising expenses, which increased by $295,000 compared to the first quarter of 2016.   The Company's efficiency ratio was 49.72% for the first quarter of 2017, compared to 48.80% for the first quarter of 2016.

Income Taxes

The Company's income tax expense decreased by $404,000, or 6.8%, to $5.6 million in the first quarter of 2017 compared to $6.0 million in the first quarter of 2016.  The effective tax rate decreased from 32.7% for the first quarter of 2016 to 27.7% for the first quarter of 2017 as a result of the Company adopting new FASB guidance related to employee share-based payment accounting effective January 1, 2017.  This standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  Adopting this standard resulted in the recognition of a $924,000 income tax benefit during the first quarter of 2017 related to vested employee share-based payments.  The Company's long-term incentive plans vest in January of each year on the third anniversary of the grant date and are subject to performance conditions. The Company expects its effective tax rate to return to historical levels for the remaining quarters of 2017.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.319 billion as of March 31, 2017, an increase of $29.1 million, or 0.7%, when compared to $4.290 billion as of December 31, 2016.  Overall asset growth was primarily driven by a $61.4 million, or 1.8%, increase in total loans to $3.533 billion at March 31, 2017 from $3.472 billion at December 31, 2016 and an increase of $23.8 million, or 4.7%, in securities available for sale to $528.0 million at March 31, 2017 from $504.2 million at December 31, 2016 due to securities purchases and an increase in unrealized gains.  Funding for the balance sheet growth came from a $101.5 million increase in deposits offset by an $85.3 million decrease in short-term borrowings. A decrease of $55.7 million, or 33.3%, in cash and cash equivalents partially offset the overall growth of total assets.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents decreased by $55.7 million, or 33.3%, to $111.6 million at March 31, 2017, from $167.3 million at December 31, 2016.  Cash and cash equivalents decreased in order to fund growth in loans and securities.

Investment Portfolio

The amortized cost and the fair value of securities as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$990	$1,005	$990	$1,003
U.S. government sponsored agencies	6,151	6,106	6,312	6,241
Agency residential mortgage-backed securities	361,730	362,200	351,108	351,568
State and municipal securities	159,586	158,720	146,917	145,379
Total	$528,457	$528,031	$505,327	$504,191

At March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders' equity.

Purchases of securities available for sale totaled $52.8 million in the first three months of 2017.  Paydowns from prepayments and scheduled payments of $12.4 million were received in the first three months of 2017, and the amortization of premiums, net of the accretion of discounts, was $715,000.  Sales of securities totaled $16.8 million in the first three months of 2017.  Maturities and calls of securities totaled $1.7 million in the first three months of 2017.  No other-than-temporary impairment was recognized in the first three months of 2017.  Purchases of securities available for sale totaled $27.0 million in the first three months of 2016.  Paydowns from prepayments and scheduled payments of $11.8 million were received in the first three months of 2016, and the amortization of premiums, net of the accretion of discounts, was $695,000.  Sales of securities totaled $6.9 million in the first three months of 2016.  Maturities and calls of securities totaled $7.9 million in the first three months of 2016.  No other-than-temporary impairment was recognized in the first three months of 2016.  The investment portfolio is managed by a third party firm to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company's exposure to risk to an acceptable level.  The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds under what is commonly referred to as the "Volcker Rule" of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale decreased by $2.0 million, or 34.6%, to $3.9 million at March 31, 2017, from $5.9 million at December 31, 2016.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  The Company generally sells all of the mortgage loans it originates on the secondary market.  Proceeds from sales totaled $28.1 million in the first three months of 2017 compared to $11.7 million in the first three months of 2016.

Loan Portfolio

The loan portfolio by portfolio segment as of March 31, 2017 and December 31, 2016 is summarized as follows:

					Current
	March 31,		December 31,		Period
(dollars in thousands)	2017		2016		Change
Commercial and industrial loans	$1,324,065	37.5%	$1,268,490	36.5%	$55,575
Commercial real estate and multi-family residential loans	1,370,972	38.8	1,300,923	37.5	70,049
Agri-business and agricultural loans	327,587	9.3	394,843	11.4	(67,256)
Other commercial loans	105,684	3.0	98,270	2.8	7,414
Consumer 1-4 family mortgage loans	343,949	9.7	347,834	10.0	(3,885)
Other consumer loans	60,881	1.7	61,308	1.8	(427)
Subtotal	3,533,138	100.0%	3,471,668	100.0%	61,470
Less: Allowance for loan losses	(43,774)		(43,718)		(56)
Net deferred loan fees	(859)		(741)		(118)
Loans, net	$3,488,505		$3,427,209		$61,296

Total loans, excluding real estate mortgage loans held for sale, increased by $61.5 million to $3.533 billion at March 31, 2017 from $3.472 billion at December 31, 2016.  The increase was concentrated in the commercial and commercial real estate categories and reflected the Company's long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas.  The increase was partially offset by seasonal declines in agri-business loans.

The following table summarizes the Company's non-performing assets as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 10,185	$ 6,633
Loans past due over 90 days and still accruing	1,633	53
Total nonperforming loans	$ 11,818	$ 6,686
Other real estate owned	115	153
Repossessions	15	11
Total nonperforming assets	$ 11,948	$ 6,850

Impaired loans including troubled debt restructurings	$ 21,670	$ 20,692

Nonperforming loans to total loans	0.33%	0.19%
Nonperforming assets to total assets	0.28%	0.16%

Performing troubled debt restructured loans	$ 10,234	$ 10,351
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	7,180	5,633
Total troubled debt restructured loans	$ 17,414	$ 15,984

Total nonperforming assets increased by $5.1 million, or 74.5%, to $12.0 million during the three-month period ended March 31, 2017.  The increase in nonperforming assets was primarily due to two commercial relationships being placed in nonaccrual status, as well as one accruing commercial relationship becoming more than 90 days delinquent. One of the nonaccrual relationships is with a financial services firm and the second is with a manufacturer.  The relationship that is 90 days past due is a loan to a real estate holding company that owns golf courses.

Net charge-offs totaled $144,000 in the first quarter of 2017, versus net charge-offs of $326,000 during the first quarter of 2016 and net charge-offs of $285,000 during the fourth quarter of 2016.

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

Total impaired loans increased by $978,000, or 4.7%, to $21.7 million at March 31, 2017 from $20.7 million at December 31, 2016.  The increase in the impaired loans category was primarily due to the addition of a single $2.0 million commercial credit to the impaired category.

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

At March 31, 2017, the allowance for loan losses was 1.24% of total loans outstanding, versus 1.26% of total loans outstanding at December 31, 2016.  At March 31, 2017, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of March 31, 2017, on the basis of management's review of the loan portfolio, the Company had 80 credits totaling $150.9 million on the classified loan list versus 84 credits totaling $147.3 million on December 31, 2016. As of March 31, 2017, the Company had $78.9 million of assets classified as Special Mention, $71.4 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $74.3 million, $72.4 million, $0 and $0, respectively, at December 31, 2016.

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

The allowance for loan losses increased 0.1%, or $56,000, from $43.7 million at December 31, 2016 to $43.8 million at March 31, 2017.  Pooled loan allocations decreased from $39.6 million at December 31, 2016 to $38.9 million at March 31, 2017, which was primarily due to management's view of current credit quality and the current economic environment.  Impaired loan allocations increased $717,000 from $4.1 million at December 31, 2016 to $4.8 million at March 31, 2017 due primarily to slightly higher levels of classified loans as well as higher allocations on specific classified loans.  The unallocated component of the allowance for loan losses increased $315,000 from $2.8 million at December 31, 2016 to $3.1 million at March 31, 2017.  While general trends in the overall economy and credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

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

Economic conditions in the Company's markets have generally improved and stabilized, and management is cautiously optimistic that the growth is positively impacting its borrowers. While the growth is not robust, commercial real estate activity and manufacturing growth is occurring. The Company's continued growth strategy promotes diversification among industries as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations. The Company believes that historical industry-specific issues in the Company's markets have improved and continue to be somewhat mitigated by its overall expansion strategy, the economic environment impacting its entire geographic footprint will continue to present challenges.

Sources of Funds

The following table summarizes deposits and borrowings as of March 31, 2017 and December 31, 2016:

			Current
	March 31,	December 31,	Period
(dollars in thousands)	2017	2016	Change
Non-interest bearing demand deposits	$762,575	$819,803	$(57,228)
Savings and transaction accounts:
Savings deposits	277,148	268,970	8,178
Interest bearing demand deposits	1,346,651	1,325,320	21,331
Time deposits:
Deposits of $100,000 or more	1,056,025	924,825	131,200
Other time deposits	236,998	238,994	(1,996)
Total deposits	$3,679,397	$3,577,912	$101,485
FHLB advances and other borrowings	175,734	261,005	(85,271)
Total funding sources	$3,855,131	$3,838,917	$16,214

Deposits and Borrowings

Total deposits increased by $101.5 million, or 2.8%, from December 31, 2016.  The growth in deposits consisted of $64.1 million of growth in core deposits, which excludes brokered deposits, and an increase of $37.4 million in brokered deposits.  Total brokered deposits were $135.6 million at March 31, 2017 compared to $98.2 million at December 31, 2016.  Core deposit growth was comprised of increases in retail deposits of $56.1 million and in public fund deposits of $35.3 million, which were offset by a decrease in commercial deposits of $27.3 million.  Total public funds deposits, including public funds transaction accounts, were $1.242 billion at March 31, 2017 compared to $1.207 billion at December 31, 2016.

Total borrowings decreased by $85.3 million, or 32.7%, from December 31, 2016.  Most of the decrease was from a decrease in short-term advances from the Federal Home Loan Bank of Indianapolis.  The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Capital

As of March 31, 2017, total stockholders' equity was $437.1 million, an increase of $10.1 million, or 2.4%, from $427.0 million at December 31, 2016. In addition to net income of $14.5 million, other increases in equity during the first three months of 2017 included $1.6 million in stock based compensation expense and $485,000 in  accumulated other comprehensive income component of equity, which was driven by a net increase in the fair value of available-for-sale securities. Offsetting the increases to stockholders' equity were dividends paid in the amount of $4.8 million and $1.7 million in stock activity under equity compensation plans. The impact on equity by other comprehensive income is not included in regulatory capital.  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.  The final rules include a capital conservation buffer, comprised of common equity Tier 1 capital, which was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  The capital conservation buffer was 0.625% as of December 31, 2016 and 1.25% as of March 31, 2017.  As of March 31, 2017, the Company's capital levels remained characterized as "well-capitalized" under the new rules.  The actual capital amounts and ratios of the Company and the Bank as of March 31, 2017 and December 31, 2016, are presented in the table below:

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
		Actual	Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Total Capital (to Risk
Weighted Assets)
Consolidated	$507,895	13.16%	$308,752	8.00%	$356,994	9.25%	$385,940	10.00%
Bank	$493,802	12.82%	$308,152	8.00%	$356,300	9.25%	$385,190	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$464,032	12.02%	$231,564	6.00%	$279,806	7.25%	$308,752	8.00%
Bank	$449,939	11.68%	$231,114	6.00%	$279,262	7.25%	$308,152	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$434,032	11.25%	$173,673	4.50%	$221,915	5.75%	$250,861	6.50%
Bank	$449,939	11.68%	$173,335	4.50%	$221,484	5.75%	$250,373	6.50%
Tier I Capital (to Average Assets)
Consolidated	$464,032	10.78%	$172,207	4.00%	$172,207	4.00%	$215,259	5.00%
Bank	$449,939	10.48%	$171,724	4.00%	$171,724	4.00%	$214,655	5.00%

As of December 31, 2016:
Total Capital (to Risk
Weighted Assets)
Consolidated	$ 498,189	13.23%	$ 301,243	8.00%	$ 324,777	8.625%	$ 376,554	10.00%
Bank	$ 482,600	12.84%	$ 300,784	8.00%	$ 324,283	8.625%	$ 375,980	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$ 454,382	12.07%	$ 225,932	6.00%	$ 249,467	6.625%	$ 301,243	8.00%
Bank	$ 438,793	11.67%	$ 225,588	6.00%	$ 249,087	6.625%	$ 300,784	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$ 424,382	11.27%	$ 169,449	4.50%	$ 192,984	5.125%	$ 244,760	6.50%
Bank	$ 438,793	11.67%	$ 169,191	4.50%	$ 192,690	5.125%	$ 244,387	6.50%
Tier I Capital (to Average Assets)
Consolidated	$ 454,382	10.86%	$ 167,310	4.00%	$ 167,310	4.00%	$ 209,138	5.00%
Bank	$ 438,793	10.54%	$ 166,522	4.00%	$ 166,522	4.00%	$ 208,153	5.00%

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

•
the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2016. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company's needs, as determined by its Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model.  The current balance sheet structure is considered to be within acceptable risk levels.

Interest rate scenarios for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company's rate sensitive assets and liabilities at March 31, 2017. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

		Falling	Rising	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	(25 Basis Points)	50 Basis Points	100 Basis Points	200 Basis Points	300 Basis Points
Net interest income	$133,331	$118,482	$136,101	$138,845	$144,282	$155,063	$165,709
Variance from Base		($14,849)	$2,770	$5,514	$10,951	$21,732	$32,378
Percent of change from Base		-11.14%	2.08%	4.14%	8.21%	16.30%	24.28%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2017.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2017, there were no changes to the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company's 2016 Form 10-K.  Please refer to that section of the Company's Form 10-K for disclosures regarding the risks and uncertainties related to the Company's business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2017 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	4,157	$45.60	0	$0
February 1-28	689	44.56	0	0
March 1-31	0	0	0	0

Total	4,846	$45.45	0	$0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2017 and March 31, 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2017	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: May 10, 2017	/s/ Lisa M. O'Neill
Lisa M. O'Neill – Executive Vice President and
Chief Financial Officer

Date: May 10, 2017	/s/ Sarah J. Earls
Sarah J. Earls – Senior Vice President and Controller

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2017 and March 31, 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.