Form 10-Q
period 2017-06-30
LAKELAND FINANCIAL CORP
filed 2017-08-07
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Number of shares of common stock outstanding at July 31, 2017:  25,194,903

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$111,406	$142,408
Short-term investments	25,930	24,872
Total cash and cash equivalents	137,336	167,280

Securities available for sale (carried at fair value)	530,312	504,191
Real estate mortgage loans held for sale	4,221	5,915

Loans, net of allowance for loan losses of $44,563 and $43,718	3,532,441	3,427,209

Land, premises and equipment, net	56,492	52,092
Bank owned life insurance	74,929	74,006
Federal Reserve and Federal Home Loan Bank stock	11,522	11,522
Accrued interest receivable	12,028	11,687
Goodwill	4,970	4,970
Other assets	28,748	31,153
Total assets	$4,392,999	$4,290,025

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$762,965	$819,803
Interest bearing deposits	2,852,974	2,758,109
Total deposits	3,615,939	3,577,912

Short-term borrowings
Securities sold under agreements to repurchase	60,188	50,045
Other short-term borrowings	215,000	180,000
Total short-term borrowings	275,188	230,045

Long-term borrowings	30	32
Subordinated debentures	30,928	30,928
Accrued interest payable	4,809	5,676
Other liabilities	15,645	18,365
Total liabilities	3,942,539	3,862,958

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,185,619 shares issued and 25,021,759 outstanding as of June 30, 2017
25,096,087 shares issued and 24,937,865 outstanding as of December 31, 2016	105,744	104,405
Retained earnings	347,427	327,873
Accumulated other comprehensive income/(loss)	369	(2,387)
Treasury stock, at cost (2017 - 163,860 shares, 2016 - 158,222 shares)	(3,169)	(2,913)
Total stockholders' equity	450,371	426,978
Noncontrolling interest	89	89
Total equity	450,460	427,067
Total liabilities and equity	$4,392,999	$4,290,025

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET INTEREST INCOME
Interest and fees on loans
Taxable	$36,967	$30,918	$71,414	$60,548
Tax exempt	162	111	312	222
Interest and dividends on securities
Taxable	2,364	2,297	4,684	4,843
Tax exempt	1,274	947	2,436	1,842
Interest on short-term investments	54	82	102	110
Total interest income	40,821	34,355	78,948	67,565

Interest on deposits	6,243	4,694	11,685	8,889
Interest on borrowings
Short-term	431	99	741	246
Long-term	328	289	642	575
Total interest expense	7,002	5,082	13,068	9,710

NET INTEREST INCOME	33,819	29,273	65,880	57,855

Provision for loan losses	500	0	700	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	33,319	29,273	65,180	57,855

NONINTEREST INCOME
Wealth advisory fees	1,284	1,133	2,534	2,293
Investment brokerage fees	299	212	620	500
Service charges on deposit accounts	3,253	2,843	6,396	5,623
Loan, insurance and service fees	1,897	1,892	3,790	3,730
Merchant card fee income	570	527	1,108	1,024
Bank owned life insurance income	402	489	873	662
Other income	659	587	1,168	515
Mortgage banking income	378	384	509	711
Net securities gains	49	0	52	52
Total noninterest income	8,791	8,067	17,050	15,110

NONINTEREST EXPENSE
Salaries and employee benefits	11,065	10,592	22,486	20,197
Net occupancy expense	1,154	1,041	2,274	2,137
Equipment costs	1,156	909	2,231	1,810
Data processing fees and supplies	1,974	2,120	3,990	4,152
Corporate and business development	1,196	763	2,698	1,620
FDIC insurance and other regulatory fees	419	557	853	1,080
Professional fees	801	859	1,755	1,686
Other expense	1,587	1,605	3,113	3,148
Total noninterest expense	19,352	18,446	39,400	35,830

INCOME BEFORE INCOME TAX EXPENSE	22,758	18,894	42,830	37,135
Income tax expense	7,394	6,091	12,952	12,053
NET INCOME	$15,364	$12,803	$29,878	$25,082

BASIC WEIGHTED AVERAGE COMMON SHARES	25,183,186	25,045,251	25,167,799	25,032,502
BASIC EARNINGS PER COMMON SHARE	$0.61	$0.51	$1.19	$1.00
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,619,977	25,395,770	25,618,552	25,370,607
DILUTED EARNINGS PER COMMON SHARE	$0.60	$0.50	$1.17	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$15,364	$12,803	$29,878	$25,082
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain on securities available for sale
arising during the period	3,358	4,155	4,070	11,702
Reclassification adjustment for gains included in net income	(49)	0	(52)	(52)
Net securities gain activity during the period	3,309	4,155	4,018	11,650
Tax effect	(1,079)	(1,385)	(1,343)	(3,691)
Net of tax amount	2,230	2,770	2,675	7,959
Defined benefit pension plans:
Amortization of net actuarial loss	67	54	133	108
Tax effect	(26)	(21)	(52)	(43)
Net of tax amount	41	33	81	65

Total other comprehensive income, net of tax	2,271	2,803	2,756	8,024

Comprehensive income	$17,635	$15,606	$32,634	$33,106

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2016	24,819,066	$99,123	$294,002	$2,142	$(2,455)	$392,812
Comprehensive income:
Net income			25,082			25,082
Other comprehensive income (loss), net of tax				8,024		8,024
Cash dividends declared, $0.35 per share			(8,767)			(8,767)
Treasury shares purchased under deferred
directors' plan	(7,613)	226			(226)	0
Stock activity under equity compensation plans	82,775	(143)				(143)
Stock based compensation expense		1,796				1,796
Balance at June 30, 2016	24,894,228	$101,002	$310,317	$10,166	$(2,681)	$418,804

Balance at January 1, 2017	24,937,865	$104,405	$327,873	$(2,387)	$(2,913)	$426,978
Comprehensive income:
Net income			29,878			29,878
Other comprehensive income (loss), net of tax				2,756		2,756
Cash dividends declared, $0.41 per share			(10,324)			(10,324)
Treasury shares purchased under deferred
directors' plan	(5,638)	256			(256)	0
Stock activity under equity compensation plans	89,532	(1,736)				(1,736)
Stock based compensation expense		2,819				2,819
Balance at June 30, 2017	25,021,759	$105,744	$347,427	$369	$(3,169)	$450,371

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Six Months Ended June 30	2017	2016
Cash flows from operating activities:
Net income	$29,878	$25,082
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,412	2,009
Provision for loan losses	700	0
Net (gain) loss on sale and write down of other real estate owned	(5)	2
Amortization of loan servicing rights	307	296
Loans originated for sale	(40,622)	(27,572)
Net gain on sales of loans	(859)	(814)
Proceeds from sale of loans	42,773	27,391
Net (gain) loss on sales of premises and equipment	(5)	10
Net gain on sales and calls of securities available for sale	(52)	(52)
Net securities amortization	1,407	1,420
Stock based compensation expense	2,819	1,796
Earnings on life insurance	(873)	(662)
Tax benefit of stock option exercises	(932)	(482)
Net change:
Interest receivable and other assets	1,784	(2,259)
Interest payable and other liabilities	(2,804)	8,613
Total adjustments	6,050	9,696
Net cash from operating activities	35,928	34,778

Cash flows from investing activities:
Proceeds from sale of securities available for sale	35,845	6,929
Proceeds from maturities, calls and principal paydowns of
securities available for sale	30,837	35,591
Purchases of securities available for sale	(90,140)	(53,766)
Purchase of life insurance	(490)	(338)
Net increase in total loans	(106,011)	(117,495)
Proceeds from sales of land, premises and equipment	7	6
Purchases of land, premises and equipment	(6,814)	(4,485)
Purchases of Federal Home Loan Bank Stock	0	(704)
Proceeds from sales of other real estate	42	31
Net cash from investing activities	(136,724)	(134,231)

Cash flows from financing activities:
Net increase in total deposits	38,027	220,034
Net increase (decrease) in short-term borrowings	45,143	(83,254)
Payments on long-term borrowings	(2)	(2)
Common dividends paid	(10,311)	(8,754)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(1,736)	(143)
Purchase of treasury stock	(256)	(226)
Net cash from financing activities	70,852	127,642
Net change in cash and cash equivalents	(29,944)	28,189
Cash and cash equivalents at beginning of the period	167,280	80,674
Cash and cash equivalents at end of the period	$137,336	$108,863
Cash paid during the period for:
Interest	$13,936	$9,080
Income taxes	11,513	8,750
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	79	64

Securities purchases payable	0	3,885

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2017. The Company's 2016 Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
June 30, 2017
U.S. Treasury securities	$990	$18	$0	$1,008
U.S. government sponsored agencies	5,895	13	(62)	5,846
Agency residential mortgage-backed securities	355,055	3,779	(1,930)	356,904
State and municipal securities	165,489	2,869	(1,804)	166,554
Total	$527,429	$6,679	$(3,796)	$530,312

December 31, 2016
U.S. Treasury securities	$990	$13	$0	$1,003
U.S. government sponsored agencies	6,312	10	(81)	6,241
Agency residential mortgage-backed securities	351,108	3,604	(3,144)	351,568
State and municipal securities	146,917	1,784	(3,322)	145,379
Total	$505,327	$5,411	$(6,547)	$504,191

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of June 30, 2017 is presented below.  Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,293	$2,320
Due after one year through five years	23,660	24,214
Due after five years through ten years	43,811	45,005
Due after ten years	102,610	101,869
	172,374	173,408
Mortgage-backed securities	355,055	356,904
Total debt securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$527,429	$530,312

Securities proceeds, gross gains and gross losses are presented below.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Sales of securities available for sale
Proceeds	$19,034	$0	$35,845	$6,929
Gross gains	59	0	256	65
Gross losses	(10)	0	(204)	(13)

The Company sold eight securities with a total book value of $19.0 million and a total fair value of $19.0 million during the second quarter of 2017.  The Company sold 35 securities with a total book value of $35.8 million and a total fair value of $35.8 million during the first six months of 2017.  The Company sold four securities with a total book value of $6.9 million and a total fair value of $7.0 million during the first six months of 2016.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $156.7 million and $168.3 million were pledged as of June 30, 2017 and December 31, 2016, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of June 30, 2017 and December 31, 2016 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2017
U.S. government sponsored agencies	$3,054	$62	$0	$0	$3,054	$62
Agency residential mortgage-backed
securities	131,542	1,576	10,254	354	141,796	1,930
State and municipal securities	57,041	1,582	4,456	222	61,497	1,804
Total temporarily impaired	$191,637	$3,220	$14,710	$576	$206,347	$3,796

December 31, 2016
U.S. government sponsored agencies	$3,290	$81	$0	$0	$3,290	$81
Agency residential mortgage-backed
securities	181,699	2,882	7,080	262	188,779	3,144
State and municipal securities	77,434	3,180	2,361	142	79,795	3,322
Total temporarily impaired	$262,423	$6,143	$9,441	$404	$271,864	$6,547

The total number of securities with unrealized losses as of June 30, 2017 and December 31, 2016 is presented below.

	Less than	12 months
	12 months	or more	Total
June 30, 2017
U.S. government sponsored agencies	1	0	1
Agency residential mortgage-backed securities	38	3	41
State and municipal securities	74	6	80
Total temporarily impaired	113	9	122

December 31, 2016
U.S. government sponsored agencies	1	0	1
Agency residential mortgage-backed securities	59	2	61
State and municipal securities	121	4	125
Total temporarily impaired	181	6	187

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. As of June 30, 2017 and December 31, 2016, ninety-nine percent of the securities in the Company's portfolio were backed by the U.S. government, government agencies, government sponsored agencies or were A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government-sponsored agency and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	June 30,		December 31,
(dollars in thousands)	2017		2016
Commercial and industrial loans:
Working capital lines of credit loans	$717,875	20.0%	$624,404	18.0%
Non-working capital loans	646,517	18.1	644,086	18.5
Total commercial and industrial loans	1,364,392	38.1	1,268,490	36.5

Commercial real estate and multi-family residential loans:
Construction and land development loans	209,772	5.8	245,182	7.1
Owner occupied loans	511,425	14.3	469,705	13.5
Nonowner occupied loans	450,907	12.6	458,404	13.2
Multifamily loans	170,902	4.8	127,632	3.7
Total commercial real estate and multi-family residential loans	1,343,006	37.5	1,300,923	37.5

Agri-business and agricultural loans:
Loans secured by farmland	156,053	4.4	172,633	5.0
Loans for agricultural production	175,334	4.9	222,210	6.4
Total agri-business and agricultural loans	331,387	9.3	394,843	11.4

Other commercial loans	116,651	3.3	98,270	2.8
Total commercial loans	3,155,436	88.2	3,062,526	88.2

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	171,495	4.8	163,155	4.7
Open end and junior lien loans	172,530	4.8	169,664	4.9
Residential construction and land development loans	10,118	0.3	15,015	0.4
Total consumer 1-4 family mortgage loans	354,143	9.9	347,834	10.0

Other consumer loans	68,646	1.9	61,308	1.8
Total consumer loans	422,789	11.8	409,142	11.8
Subtotal	3,578,225	100.0%	3,471,668	100.0%
Less: Allowance for loan losses	(44,563)		(43,718)
Net deferred loan fees	(1,221)		(741)
Loans, net	$3,532,441		$3,427,209

The recorded investment in loans does not include accrued interest.

The Company had $184,000 in residential real estate loans in the process of foreclosure as of June 30, 2017, compared to $241,000 as of December 31, 2016.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended June 30, 2017 and 2016:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2017
Beginning balance, April 1	$19,781	$13,718	$3,459	$545	$2,790	$379	$3,102	$43,774
Provision for loan losses	160	61	405	23	(123)	23	(49)	500
Loans charged-off	(11)	(211)	0	0	(6)	(33)	0	(261)
Recoveries	289	207	6	0	28	20	0	550
Net (charge-offs)/recoveries	278	(4)	6	0	22	(13)	0	289
Ending balance	$20,219	$13,775	$3,870	$568	$2,689	$389	$3,053	$44,563

		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2016
Beginning balance, April 1	$20,465	$12,752	$2,454	$559	$3,586	$344	$3,124	$43,284
Provision for loan losses	605	(315)	589	(194)	(563)	6	(128)	0
Loans charged-off	(160)	0	0	0	(92)	(45)	0	(297)
Recoveries	25	200	4	0	3	28	0	260
Net (charge-offs)/recoveries	(135)	200	4	0	(89)	(17)	0	(37)
Ending balance	$20,935	$12,637	$3,047	$365	$2,934	$333	$2,996	$43,247

The following tables present the activity in the allowance for loan losses by portfolio segment for the six-month periods ended June 30, 2017 and 2016:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Six Months Ended June 30, 2017
Beginning balance, January 1	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718
Provision for loan losses	(179)	318	328	107	(200)	60	266	700
Loans charged-off	(386)	(259)	0	0	(13)	(106)	0	(764)
Recoveries	512	264	10	0	75	48	0	909
Net (charge-offs)/recoveries	126	5	10	0	62	(58)	0	145
Ending balance	$20,219	$13,775	$3,870	$568	$2,689	$389	$3,053	$44,563

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Six Months Ended June 30, 2016
Beginning balance, January 1	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610
Provision for loan losses	(342)	121	593	(209)	(367)	48	156	0
Loans charged-off	(374)	(168)	0	0	(130)	(90)	0	(762)
Recoveries	87	211	9	0	36	56	0	399
Net (charge-offs)/recoveries	(287)	43	9	0	(94)	(34)	0	(363)
Ending balance	$20,935	$12,637	$3,047	$365	$2,934	$333	$2,996	$43,247

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
June 30, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,734	$561	$0	$0	$286	$44	$0	$4,625
Collectively evaluated for impairment	16,485	13,214	3,870	568	2,403	345	3,053	39,938
Total ending allowance balance	$20,219	$13,775	$3,870	$568	$2,689	$389	$3,053	$44,563

Loans:

Loans individually evaluated for impairment	$11,192	$6,661	$283	$0	$1,391	$53	$0	$19,580
Loans collectively evaluated for impairment	1,353,075	1,334,473	331,173	116,493	353,809	68,401	0	3,557,424
Total ending loans balance	$1,364,267	$1,341,134	$331,456	$116,493	$355,200	$68,454	$0	$3,577,004

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,191	$576	$0	$0	$296	$51	$0	$4,114
Collectively evaluated for impairment	17,081	12,876	3,532	461	2,531	336	2,787	39,604
Total ending allowance balance	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718

Loans:
Loans individually evaluated for impairment	$9,776	$9,151	$283	$0	$1,427	$55	$0	$20,692
Loans collectively evaluated for impairment	1,258,682	1,290,131	394,621	98,265	347,408	61,128	0	3,450,235
Total ending loans balance	$1,268,458	$1,299,282	$394,904	$98,265	$348,835	$61,183	$0	$3,470,927

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2017:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$515	$515	$0
Non-working capital loans	3,052	1,303	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	126	0
Owner occupied loans	2,515	2,267	0
Nonowner occupied loans	2,797	2,797	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	341	260	0
Open end and junior lien loans	366	154	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,839	2,536	1,212
Non-working capital loans	6,839	6,838	2,522
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,472	1,471	561
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	976	977	286
Other consumer loans	53	53	44
Total	$22,494	$19,580	$4,625

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$951	$494	$0
Non-working capital loans	3,007	1,358	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	126	0
Owner occupied loans	2,868	2,620	0
Nonowner occupied loans	4,632	4,633	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	161	147	0
Open end and junior lien loans	408	195	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,100	1,099	465
Non-working capital loans	6,827	6,825	2,726
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,773	1,772	576
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,152	1,085	296
Other consumer loans	55	55	51
Total	$23,663	$20,692	$4,114

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 562	$ 8	$ 8
Non-working capital loans	1,310	9	6
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	1	1
Owner occupied loans	2,390	2	1
Nonowner occupied loans	2,803	70	59
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	213	2	2
Open end and junior lien loans	155	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,376	11	4
Non-working capital loans	6,855	42	30
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,544	3	2
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,028	5	2
Other consumer loans	53	1	0
Total	$ 19,698	$ 154	$ 115

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$493	$0	$0
Non-working capital loans	557	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,536	0	0
Nonowner occupied loans	4,783	88	89
Agri-business and agricultural loans:
Loans secured by farmland	471	0	0
Loans for ag production	2,032	5	4
Consumer 1-4 family loans:
Closed end first mortgage loans	149	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	841	5	5
Non-working capital loans	4,077	33	34
Commercial real estate and multi-family residential loans:
Construction and land development loans	297	4	2
Owner occupied loans	975	0	0
Multifamily loans	383	5	5
Agri-business and agricultural loans:
Other commercial loans	12	2	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,363	10	14
Open end and junior lien loans	165	0	0
Other consumer loans	58	1	1
Total	$19,192	$153	$154

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 570	$ 15	$ 15
Non-working capital loans	1,345	17	14
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	2	2
Owner occupied loans	2,481	3	2
Nonowner occupied loans	3,703	154	143
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	202	3	3
Open end and junior lien loans	156	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,870	22	17
Non-working capital loans	6,777	91	81
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,605	8	7
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,050	12	9
Other consumer loans	54	2	1
Total	$ 20,222	$ 329	$ 294

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$256	$0	$0
Non-working capital loans	615	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,630	0	0
Nonowner occupied loans	4,796	117	112
Agri-business and agricultural loans:
Loans secured by farmland	471	0	0
Loans for ag production	1,016	5	4
Consumer 1-4 family loans:
Closed end first mortgage loans	98	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,097	10	10
Non-working capital loans	4,356	67	68
Commercial real estate and multi-family residential loans:
Construction and land development loans	318	7	5
Owner occupied loans	959	0	0
Nonowner occupied loans	38	0	0
Multifamily loans	384	10	10
Agri-business and agricultural loans:
Other commercial loans	12	2	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,495	25	25
Open end and junior lien loans	208	0	0
Other consumer loans	58	2	2
Total	$18,807	$245	$236

The following table presents the ageing of the recorded investment in past due loans as of June 30, 2017 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$716,236	$0	$0	$1,614	$1,614	$717,850
Non-working capital loans	642,356	1	0	4,060	4,061	646,417
Commercial real estate and multi-family
residential loans:
Construction and land development loans	208,881	0	0	0	0	208,881
Owner occupied loans	507,600	48	0	3,471	3,519	511,119
Nonowner occupied loans	450,427	0	0	106	106	450,533
Multifamily loans	170,601	0	0	0	0	170,601
Agri-business and agricultural loans:
Loans secured by farmland	155,745	30	0	283	313	156,058
Loans for agricultural production	175,398	0	0	0	0	175,398
Other commercial loans	116,493	0	0	0	0	116,493
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	169,758	1,198	0	196	1,394	171,152
Open end and junior lien loans	173,646	156	0	154	310	173,956
Residential construction loans	10,092	0	0	0	0	10,092
Other consumer loans	68,325	129	0	0	129	68,454
Total	$3,565,558	$1,562	$0	$9,884	$11,446	$3,577,004

The following table presents the ageing of the recorded investment in past due loans as of December 31, 2016 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$624,213	$9	$0	$140	$149	$624,362
Non-working capital loans	642,014	0	0	2,082	2,082	644,096
Commercial real estate and multi-family
residential loans:
Construction and land development loans	244,411	0	0	0	0	244,411
Owner occupied loans	465,789	0	0	3,598	3,598	469,387
Nonowner occupied loans	457,880	0	0	122	122	458,002
Multi-family loans	127,482	0	0	0	0	127,482
Agri-business and agricultural loans:
Loans secured by farmland	172,349	0	0	283	283	172,632
Loans for agricultural production	222,272	0	0	0	0	222,272
Other commercial loans	98,265	0	0	0	0	98,265
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	161,499	1,072	53	213	1,338	162,837
Open end and junior lien loans	170,372	448	0	195	643	171,015
Residential construction loans	14,983	0	0	0	0	14,983
Other consumer loans	61,119	64	0	0	64	61,183
Total	$3,462,648	$1,593	$53	$6,633	$8,279	$3,470,927

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.9 million and $2.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2017 and December 31, 2016. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	June 30	December 31
(dollars in thousands)	2017	2016
Accruing troubled debt restructured loans	$8,425	$10,351
Nonaccrual troubled debt restructured loans	6,852	5,633
Total troubled debt restructured loans	$15,277	$15,984

During the three months ended June 30, 2017, no loans were modified as troubled debt restructurings.

During the three months ended March 31, 2017, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the three months ended March 31, 2017.  The loans to two of the borrowers are for commercial real estate buildings where the collateral value and cash flows from the companies occupying the buildings do not support the loans with recorded investments of $500,000.  The loans to two other borrowers are for commercial and industrial non-working capital loans with recorded investments of $690,000.  These concessions are not included in table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the six months ended June 30, 2017:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	2	$1,712	$1,712	2	6
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	486	486	1	6
Consumer 1-4 family loans:
Closed end first mortgage loans	1	44	46	1	350
Total	4	$2,242	$2,244	4	6-350

For the three-month period ended June 30, 2017, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $8,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $5,000.  For the six-month period ended June 30, 2017, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $42,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $44,000.

No charge-offs resulted from any troubled debt restructurings described above during the three- or six-month periods ended June 30, 2017.

During the three months ended June 30, 2016, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

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

No charge-offs resulted from any troubled debt restructurings described above during the three- or six-month periods ended June 30, 2016.

There were no troubled debt restructurings that had payment defaults within the twelve months following modification during the three- or six-month periods ended June 30, 2017 and 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of June 30, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$660,503	$30,547	$26,602	$0	$198	$717,850
Non-working capital loans	596,679	23,539	22,546	0	3,653	646,417
Commercial real estate and multi-
family residential loans:
Construction and land development loans	207,566	1,315	0	0	0	208,881
Owner occupied loans	483,925	14,384	12,810	0	0	511,119
Nonowner occupied loans	445,235	4,475	823	0	0	450,533
Multifamily loans	170,349	252	0	0	0	170,601
Agri-business and agricultural loans:
Loans secured by farmland	146,607	7,051	2,400	0	0	156,058
Loans for agricultural production	170,484	4,209	705	0	0	175,398
Other commercial loans	116,489	0	0	0	4	116,493
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	45,974	0	1,237	0	123,941	171,152
Open end and junior lien loans	7,275	0	0	0	166,681	173,956
Residential construction loans	0	0	0	0	10,092	10,092
Other consumer loans	19,612	0	53	0	48,789	68,454
Total	$3,070,698	$85,772	$67,176	$0	$353,358	$3,577,004

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$577,208	$17,636	$29,396	$0	$122	$624,362
Non-working capital loans	583,135	32,587	24,405	0	3,969	644,096
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	242,964	1,447	0	0	0	244,411
Owner occupied loans	444,143	10,285	14,959	0	0	469,387
Nonowner occupied loans	451,390	4,550	2,062	0	0	458,002
Multi-family loans	127,219	263	0	0	0	127,482
Agri-business and agricultural loans:
Loans secured by farmland	168,660	3,689	283	0	0	172,632
Loans for agricultural production	218,581	3,691	0	0	0	222,272
Other commercial loans	98,261	0	0	0	4	98,265
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	44,687	126	1,232	0	116,792	162,837
Open end and junior lien loans	7,028	0	0	0	163,987	171,015
Residential construction loans	0	0	0	0	14,983	14,983
Other consumer loans	17,717	0	55	0	43,411	61,183
Total	$2,980,993	$74,274	$72,392	$0	$343,268	$3,470,927

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

The Company's Finance Department, which is responsible for all accounting and SEC compliance, and the Company's Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that determine the Company's valuation policies and procedures. Both of these areas report directly to the Executive Vice President and Chief Financial Officer of the Company. For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two departments and the Executive Vice President and Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration. If there are assets or liabilities that are determined to be Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the Board of Directors are made aware of such assets at their next scheduled meeting.

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

Mortgage servicing rights:  As of June 30, 2017, the fair value of the Company's Level 3 servicing assets for residential mortgage loans was $3.9 million, none of which are currently impaired and therefore are carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 3.82%, a weighted average maturity of 19 years and are secured by homes generally within the Company's market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At June 30, 2017, the constant prepayment speed (PSA) used was 148 and the discount rate used was 9.4%.  At December 31, 2016, the PSA used was 162 and the discount rate used was 9.3%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,008	$ 0	$ 0	$ 1,008
U.S. government sponsored agency securities	0	5,846	0	5,846
Mortgage-backed securities	0	356,904	0	356,904
State and municipal securities	0	165,935	619	166,554
Total Securities	1,008	528,685	619	530,312
Mortgage banking derivative	0	264	0	264
Interest rate swap derivative	0	2,693	0	2,693
Total assets	$ 1,008	$ 531,642	$ 619	$ 533,269

Liabilities
Mortgage banking derivative	0	7	0	7
Interest rate swap derivative	0	2,840	0	2,840
Total liabilities	$ 0	$ 2,847	$ 0	$ 2,847

	December 31, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,003	$ 0	$ 0	$ 1,003
U.S. government sponsored agency securities	0	6,241	0	6,241
Mortgage-backed securities	0	351,568	0	351,568
State and municipal securities	0	144,709	670	145,379
Total Securities	1,003	502,518	670	504,191
Mortgage banking derivative	0	314	0	314
Interest rate swap derivative	0	2,645	0	2,645
Total assets	$ 1,003	$ 505,477	$ 670	$ 507,150

Liabilities
Mortgage banking derivative	0	14	0	14
Interest rate swap derivative	0	2,735	0	2,735
Total liabilities	$ 0	$ 2,749	$ 0	$ 2,749

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017 and there were no transfers between Level 1 and Level 2 during 2016.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 and 2016:

	State and Municipal Securities
(dollars in thousands)	2017	2016
Balance of recurring Level 3 assets at January 1	$ 670	$ 551
Transfers into Level 3	0	339
Changes in fair value of securities
included in other comprehensive income	(6)	6
Principal payments	(45)	(40)
Balance of recurring Level 3 assets at June 30	$ 619	$ 856

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

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	June 30, 2017	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 619	Price to type, par, call	Discount to benchmark index	0-5%
(2.01%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 1,341	$ 1,341
Non-working capital loans	0	0	4,013	4,013
Commercial real estate and multi-family
residential loans:
Owner occupied loans	0	0	910	910
Total impaired loans	$ 0	$ 0	$ 6,264	$ 6,264
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 6,339	$ 6,339

	December 31, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 621	$ 621
Non-working capital loans	0	0	3,889	3,889
Commercial real estate and multi-family
residential loans:
Owner occupied loans	0	0	1,195	1,195
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	62	62
Total impaired loans	$ 0	$ 0	$ 5,767	$ 5,767
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 5,842	$ 5,842

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2017:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 5,354	Collateral based	Discount to reflect	37%	(23% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate and	910	Collateral based	Discount to reflect	38%	(3% - 60%)
multi-family residential loans		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
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
			current market conditions

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $10.0 million, with a valuation allowance of $3.7 million at June 30, 2017, resulting in a net reduction in the provision for loan losses of $200,000 in the three months ended June 30, 2017 and a net increase in the provision for loan losses of $600,000 in the six months ended June 30, 2017.  At June 30, 2016, impaired loans had a gross carrying amount of $6.4 million, with a valuation allowance of $2.5 million, resulting in a net increase in the provision for loan losses of $0 and $100,000 for the three and six months ended June 30, 2016.

Other real estate owned measured at fair value less costs to sell, at both June 30, 2017 and June 30, 2016, had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, all of which was written down during 2012.

The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items which are not financial instruments are not included.

	June 30, 2017
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 137,336	$ 135,131	$ 2,207	$ 0	$ 137,338
Securities available for sale	530,312	1,008	528,685	619	530,312
Real estate mortgages held for sale	4,221	0	4,294	0	4,294
Loans, net	3,532,441	0	0	3,502,029	3,502,029
Federal Home Loan Bank stock	8,102	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	12,028	3	2,924	9,101	12,028
Financial Liabilities:
Certificates of deposit	(1,254,976)	0	(1,261,314)	0	(1,261,314)
All other deposits	(2,360,963)	(2,360,963)	0	0	(2,360,963)
Securities sold under agreements
to repurchase	(60,188)	0	(60,188)	0	(60,188)
Other short-term borrowings	(215,000)	0	(214,985)	0	(214,985)
Long-term borrowings	(30)	0	(31)	0	(31)
Subordinated debentures	(30,928)	0	0	(31,206)	(31,206)
Standby letters of credit	(427)	0	0	(427)	(427)
Accrued interest payable	(4,809)	(103)	(4,702)	(4)	(4,809)

	December 31, 2016
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 167,280	$ 165,385	$ 1,899	$ 0	$ 167,284
Securities available for sale	504,191	1,003	502,518	670	504,191
Real estate mortgages held for sale	5,915	0	5,994	0	5,994
Loans, net	3,427,209	0	0	3,411,121	3,411,121
Federal Home Loan Bank stock	8,102	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	11,687	3	2,688	8,996	11,687
Financial Liabilities:
Certificates of deposit	(1,163,818)	0	(1,169,905)	0	(1,169,905)
All other deposits	(2,414,094)	(2,414,094)	0	0	(2,414,094)
Securities sold under agreements
to repurchase	(50,045)	0	(50,045)	0	(50,045)
Other short-term borrowings	(180,000)	0	(180,005)	0	(180,005)
Long-term borrowings	(32)	0	(34)	0	(34)
Subordinated debentures	(30,928)	0	0	(31,194)	(31,194)
Standby letters of credit	(323)	0	0	(323)	(323)
Accrued interest payable	(5,676)	(93)	(5,580)	(3)	(5,676)

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

Securities sold under agreements to repurchase of $60.2 million and $50.0 million, which mature on demand, are secured by mortgage-backed securities with a carrying amount of $89.8 million and $98.0 million at June 30, 2017 and December 31, 2016, respectively.  Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Six Months Ended June 30,				Three Months Ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(dollars in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Interest cost	$52	$52	$20	$24	$26	$26	$10	$12
Expected return on plan assets	(72)	(70)	(31)	(36)	(37)	(35)	(15)	(18)
Recognized net actuarial (gain) loss	93	68	40	40	47	34	20	20
Net pension expense (benefit)	$73	$50	$29	$28	$36	$25	$15	$14

The Company previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to contribute $355,000 to its pension plan and $41,000 to its Supplemental Executive Retirement Plan ("SERP") in 2017.  The Company has contributed $197,000 to its pension plan and $41,000 to its SERP as of June 30, 2017.  The Company does not expect to make any additional contributions to its pension plan or SERP during the remainder of 2017.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2017 and December 31, 2016.

	June 30, 2017
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,693	$0	$2,693	$0	$0	$2,693
Total Assets	$2,693	$0	$2,693	$0	$0	$2,693
Liabilities
Interest Rate Swap Derivatives	$2,840	$0	$2,840	$0	$(2,680)	$160
Repurchase Agreements	60,188	0	60,188	(60,188)	0	0
Total Liabilities	$63,028	$0	$63,028	$(60,188)	$(2,680)	$160

	December 31, 2016
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,645	$0	$2,645	$0	$0	$2,645
Total Assets	$2,645	$0	$2,645	$0	$0	$2,645
Liabilities
Interest Rate Swap Derivatives	$2,735	$0	$2,735	$0	$(1,330)	$1,405
Repurchase Agreements	50,045	0	50,045	(50,045)	0	0
Total Liabilities	$52,780	$0	$52,780	$(50,045)	$(1,330)	$1,405

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares outstanding for basic earnings per common share	25,183,186	25,045,251	25,167,799	25,032,502
Dilutive effect of stock options, awards and warrants	436,791	350,519	450,753	338,105
Weighted average shares outstanding for diluted earnings per common share	25,619,977	25,395,770	25,618,552	25,370,607

Basic earnings per common share	$0.61	$0.51	$1.19	$1.00
Diluted earnings per common share	$0.60	$0.50	$1.17	$0.99

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2016	$(722)	$(1,665)	$(2,387)
Other comprehensive income before reclassification	2,706	0	2,706
Amounts reclassified from accumulated other comprehensive income (loss)	(31)	81	50
Net current period other comprehensive income	2,675	81	2,756
Balance at June 30, 2017	$1,953	$(1,584)	$369

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2015	$3,836	$(1,694)	$2,142
Other comprehensive income before reclassification	(4,518)	(101)	(4,619)
Amounts reclassified from accumulated other comprehensive income (loss)	(40)	130	90
Net current period other comprehensive income	(4,558)	29	(4,529)
Balance at December 31, 2016	$(722)	$(1,665)	$(2,387)

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2017 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$49	Net securities gains (losses)
Tax effect	(21)	Income tax expense
	28	Net of tax
Amortization of defined benefit pension items	(67)	Salaries and employee benefits
Tax effect	26	Income tax expense
	(41)	Net of tax
Total reclassifications for the period	$(13)	Net income

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2016 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(54)	Salaries and employee benefits
Tax effect	21	Income tax expense
	(33)	Net of tax
Total reclassifications for the period	$(33)	Net income
Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2017 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$52	Net securities gains (losses)
Tax effect	(21)	Income tax expense
	31	Net of tax
Amortization of defined benefit pension items	(133)	Salaries and employee benefits
Tax effect	52	Income tax expense
	(81)	Net of tax
Total reclassifications for the period	$(50)	Net income

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2016 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$52	Net securities gains (losses)
Tax effect	(21)	Income tax expense
	31	Net of tax
Amortization of defined benefit pension items	(108)	Salaries and employee benefits
Tax effect	43	Income tax expense
	(65)	Net of tax
Total reclassifications for the period	$(34)	Net income

NOTE 11.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Management does not expect the adoption of this new accounting standard to have a material impact on our financial statements because the majority of the Company's financial instruments are not within the scope of the new guidance, however the new guidance will result in new disclosure requirements

In January 2016, the FASB amended existing accounting guidance related to the recognition and measurement of financial assets and financial liabilities. These amendments make targeted improvements to U.S. GAAP as follows:  (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. (3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivable) on the balance sheet or the accompanying notes to the financial statements. (8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This guidance will be effective for the Company beginning January 1, 2018 and should be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. Adopting this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

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

In March 2016, the FASB issued new guidance related to employee share-based payment accounting. This standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company adopted this new standard effective January 1, 2017.  The adoption of this new standard could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise.  For the six months ended June 30, 2017, adopting this new standard  resulted in $932,000  in income tax benefit offsetting income tax expense and current tax liability due to the vesting of  restricted stock and performance stock units.

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

ITEM 2 ‑ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first six months of 2017 was $29.9 million, up 19.1% from $25.1 million for the comparable period of 2016.  Diluted income per common share was $1.17 in the first six months of 2017, up 18.2% from $0.99 in the comparable period of 2016.  Return on average total equity was 13.74% in the first six months of 2017 versus 12.43% in the comparable period of 2016.  Return on average total assets was 1.38% in the first six months of 2017 versus 1.29% in the comparable period of 2016.  The average equity to average assets ratio was 10.08% in the first six months of 2017 versus 10.39% in the comparable period of 2016.

Net income in the second quarter of 2017 was $15.4 million, up 20.0% from $12.8 million for the comparable period of 2016.  Diluted income per common share was $0.60 in the second quarter of 2017, up 20.0% from $0.50 in the comparable period of 2016.  Return on average total equity was 13.84% in the second quarter of 2017 versus 12.50% in the comparable period of 2016.  Return on average total assets was 1.40% in the second quarter of 2017 versus 1.29% in the comparable period of 2016.  The average equity to average assets ratio was 10.13% in the second quarter of 2017 versus 10.29% in the comparable period of 2016.

Total assets were $4.393 billion as of June 30, 2017 versus $4.290 billion as of December 31, 2016, an increase of $103.0 million, or 2.4%.  This increase was primarily due to a $105.2 million increase in net loans as well as a $26.1 million increase in securities available for sale.  The increases were somewhat offset by a $29.9 million decrease in cash and cash equivalents.  The increase in assets was funded through growth in deposits of $38.0 million, increased short-term borrowings of $45.1 million and increases in equity of $23.4 million.

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

The level of loan loss provision is influenced by growth in the overall loan portfolio, changes in market risk, changes in concentration risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss analysis. In addition, management gives consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Furthermore, management's overall view on credit quality is a factor in the determination of the provision.

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

We consider the following factors when determining other-than-temporary, impairment for a security or investment:

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and six months ended June 30, 2017 and 2016 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Income Statement Summary:
Net interest income	$33,819	$29,273	$65,880	$57,855
Provision for loan losses	500	0	700	0
Noninterest income	8,791	8,067	17,050	15,110
Noninterest expense	19,352	18,446	39,400	35,830
Other Data:
Efficiency ratio (1)	45.42%	49.40%	47.51%	49.11%
Dilutive EPS	$0.60	$0.50	$1.17	$0.99
Tangible capital ratio (2)	10.19%	10.57%	10.19%	10.57%
Net charge-offs/(recoveries) to average loans	-0.03%	0.00%	-0.01%	0.02%
Net interest margin	3.34%	3.19%	3.31%	3.22%
Noninterest income to total revenue	20.63%	21.60%	20.56%	20.71%

(1)	Noninterest expense/Net interest income plus Noninterest income
(2)	Non-GAAP financial measure. See reconciliation below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Total Equity	$450,460	$418,893	$450,460	$418,893
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,844	1,833	1,844	1,833
Tangible Common Equity	447,334	415,756	447,334	415,756

Total Assets	$4,392,999	$3,937,304	$4,392,999	$3,937,304
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,844	1,833	1,844	1,833
Tangible Assets	4,389,873	3,934,167	4,389,873	3,934,167

Tangible Common Equity/Tangible Assets	10.19%	10.57%	10.19%	10.57%

Net Income

Net income was $29.9 million in the first six months of 2017, an increase of $4.8 million, or 19.1%, versus net income of $25.1 million in the first six months of 2016. Net interest income increased $8.0 million, or 13.9%, to $65.9 million versus $57.9 million in the first six months of 2016. Net interest income increased primarily due to an 11.5% increase in average earning assets.  An increase of $382.9 million, or 13.6%, in average commercial loans from the first six months of 2016 was the primary reason for the increase in average earning assets over the past twelve months, which reflects our continuing strategic focus on commercial lending.  The net interest margin increased nine basis points to 3.31% in the first six months of 2017 compared to 3.22% for the first six months of 2016.

Net income was $15.4 million in the second quarter of 2017, an increase of $2.6 million, or 20.0%, versus net income of $12.8 million in the second quarter of 2016. Net interest income increased $4.5 million, or 15.5%, to $33.8 million versus $29.3 million in the second quarter of 2016. Net interest income increased primarily due to a 10.3% increase in average earning assets, driven by an increase of 12.9% in the commercial loan portfolio.  In addition, net interest income increased as a result of the increases in the federal funds rate by 0.25% in both March and June of 2017.  The net interest margin was 3.34% in the second quarter of 2017 versus 3.19% in 2016. The higher margin reflected an increase in loan and securities yields, which more than offset the increase in the cost of funds.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2017			2016
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,528,970	$71,414	4.08%	$3,129,112	$60,548	3.89%
Tax exempt (1)	19,025	459	4.87	11,835	330	5.61
Investments: (1)
Available for sale	523,317	8,374	3.23	483,649	7,642	3.18
Short-term investments	5,625	13	0.47	6,008	7	0.23
Interest bearing deposits	28,372	89	0.63	51,143	103	0.41
Total earning assets	$4,105,309	$80,349	3.95%	$3,681,747	$68,630	3.75%
Less: Allowance for loan losses	(44,035)			(43,311)
Nonearning Assets
Cash and due from banks	105,044			98,593
Premises and equipment	53,539			48,078
Other nonearning assets	133,199			122,867
Total assets	$4,353,056			$3,907,974

Interest Bearing Liabilities
Savings deposits	$272,876	$203	0.15%	$258,322	$237	0.18%
Interest bearing checking accounts	1,393,730	4,339	0.63	1,274,835	2,779	0.44
Time deposits:
In denominations under $100,000	230,131	1,370	1.20	252,028	1,456	1.16
In denominations over $100,000	992,803	5,773	1.17	879,515	4,417	1.01
Miscellaneous short-term borrowings	199,816	741	0.75	111,818	246	0.44
Long-term borrowings and
subordinated debentures	30,959	642	4.18	30,960	575	3.73
Total interest bearing liabilities	$3,120,315	$13,068	0.84%	$2,807,478	$9,710	0.70%
Noninterest Bearing Liabilities
Demand deposits	762,345			669,695
Other liabilities	23,769			24,847
Stockholders' Equity	438,627			405,954
Total liabilities and stockholders' equity	$4,345,056			$3,907,974

Interest Margin Recap
Interest income/average earning assets		80,349	3.95		68,630	3.75
Interest expense/average earning assets		13,068	0.64		9,710	0.53
Net interest income and margin		$67,281	3.31%		$58,920	3.22%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2017 and 2016. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses.  Taxable equivalent basis adjustments were $1.4 million and $1.1 million in the six-month periods ended June 30, 2017 and 2016, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2017 and 2016, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended June 30,
	2017			2016
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,566,504	$36,967	4.16%	$3,180,783	$30,918	3.91%
Tax exempt (1)	19,903	240	4.82	11,763	164	5.62
Investments: (1)
Available for sale	531,262	4,291	3.24	488,762	3,736	3.07
Short-term investments	6,124	8	0.52	5,805	3	0.21
Interest bearing deposits	26,441	46	0.70	75,909	79	0.42
Total earning assets	$4,150,234	$41,552	4.02%	$3,763,022	$34,900	3.73%
Less: Allowance for loan losses	(44,090)			(43,228)
Nonearning Assets
Cash and due from banks	101,446			109,743
Premises and equipment	54,341			48,921
Other nonearning assets	133,564			125,175
Total assets	$4,395,495			$4,003,633

Interest Bearing Liabilities
Savings deposits	$274,645	$105	0.15%	$263,331	$115	0.18%
Interest bearing checking accounts	1,403,560	2,387	0.68	1,309,443	1,455	0.45
Time deposits:
In denominations under $100,000	237,917	700	1.18	249,452	719	1.16
In denominations over $100,000	1,009,964	3,051	1.21	937,470	2,405	1.03
Miscellaneous short-term borrowings	214,520	431	0.81	96,878	99	0.41
Long-term borrowings and
subordinated debentures	30,959	328	4.25	30,960	289	3.75
Total interest bearing liabilities	$3,171,565	$7,002	0.89%	$2,887,534	$5,082	0.71%
Noninterest Bearing Liabilities
Demand deposits	756,262			677,797
Other liabilities	22,381			26,316
Stockholders' Equity	445,287			411,986
Total liabilities and stockholders' equity	$4,395,495			$4,003,633

Interest Margin Recap
Interest income/average earning assets		41,552	4.02		34,900	3.73
Interest expense/average earning assets		7,002	0.68		5,082	0.54
Net interest income and margin		$34,550	3.34%		$29,818	3.19%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2017 and 2016. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses.  Taxable equivalent basis adjustments were $731,000 and $545,000 in the three-month periods ended June 30, 2017 and 2016, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2017 and 2016, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $8.0 million, or 13.9%, for the six months ended June 30, 2017 compared with the first six months of 2016. The increased level of net interest income during the first six months of 2017 was largely driven by an increase in average earning assets of $423.6 million, which resulted primarily from loan growth.  Average loans outstanding increased $407.0 million during the six months ended June 30, 2017 compared with the same period of 2016, with most of the growth being in commercial loans.  The earning asset growth was funded through deposit growth and an increase in short-term borrowings.  Average interest bearing transaction accounts  increased by $118.9 million, average public fund time deposits in denominations over $100,000 increased by $113.2 million, average noninterest bearing demand deposits which increased by $92.7 million and short-term borrowings increased by $88.0 million.

The tax equivalent net interest margin was 3.31% for the first six months of 2017 compared to 3.22% during the first six months of 2016.  The yield on earning assets totaled 3.95% during the six months ended June 30, 2017 compared to 3.75% in the same period of 2016.  Cost of funds (expressed as a percentage of average earning assets) totaled 0.64% during the first six months of 2017 compared to 0.53% in the same period of 2016.

Average earning assets increased by $387.2 million for the three months ended June 30, 2017 compared with the same period of 2016.  Average loans outstanding increased $393.9 million during the three months ended June 30, 2017 compared with the same period of 2016, with most of the growth being in commercial loans.  The earning asset growth was funded through a mix of deposit growth and short-term borrowings.  Average interest bearing deposits increased by $166.4 million, average short–term borrowings increased by $117.6 million and noninterest bearing demand deposits increased by $78.5 million.

The tax equivalent net interest margin was 3.34% for the second quarter of 2017 compared to 3.19% during the second quarter of 2016.  The yield on earning assets totaled 4.02% during the second quarter of 2017 compared to 3.73% in the same period of 2016, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.68% during the second quarter of 2017 compared to 0.54% in the same period of 2016.  Approximately $2.2 billion of total loans are variable rate loans as of June 30, 2017, primarily tied to Prime Rate Indexes, and have repriced to higher interest rates as a result of the increases in the Federal Funds Rate in mid-March 2017 and mid-June 2017.  The benefit to loan yields as a result of the Federal Reserve Bank increases to the Federal Funds Rate has more than offset the increases to the cost of funds for the periods discussed.

Provision for Loan Losses

The Company recorded a provision for loan loss expense of $500,000 and $700,000, respectively, in the three-month and six-month periods ended June 30, 2017 due to the increase in the loan portfolio, compared to no provision during the comparable periods of 2016.   The allowance for loan losses at June 30, 2017 represented 1.25% of the loan portfolio, versus 1.24% at March 31, 2017 and 1.35% at June 30, 2016.  The primary factor impacting the decision to record a provision in the first six months of 2017 was the increasing size of the loan portfolio. Slightly offsetting the loan portfolio growth was the consideration management gave to the continued stability in key loan quality metrics including appropriate reserve coverage of nonperforming loans, a decrease in historical loss percentages and stable economic conditions in the Company's markets, and changes in the allocation for specific watch list credits. Management's overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the six-month and three-month periods ended June 30, 2017 and 2016 are shown in the following tables:

	Six Months Ended
	June 30,
			Percent
(dollars in thousands)	2017	2016	Change
Wealth advisory fees	$2,534	$2,293	10.5%
Investment brokerage fees	620	500	24.0
Service charges on deposit accounts	6,396	5,623	13.7
Loan, insurance and service fees	3,790	3,730	1.6
Merchant card fee income	1,108	1,024	8.2
Bank owned life insurance	873	662	31.9
Other income	1,168	515	126.8
Mortgage banking income	509	711	(28.4)
Net securities gains (losses)	52	52	N/A
Total noninterest income	$17,050	$15,110	12.8%
Noninterest income to total revenue	20.56%	20.71%

	Three Months Ended
	June 30,
			Percent
(dollars in thousands)	2017	2016	Change
Wealth advisory fees	$1,284	$1,133	13.3%
Investment brokerage fees	299	212	41.0
Service charges on deposit accounts	3,253	2,843	14.4
Loan, insurance and service fees	1,897	1,892	0.3
Merchant card fee income	570	527	8.2
Bank owned life insurance	402	489	(17.8)
Other income	659	587	12.3
Mortgage banking income	378	384	(1.6)
Net securities gains (losses)	49	0	N/A
Total noninterest income	$8,791	$8,067	9.0%
Noninterest income to total revenue	20.63%	21.60%

The Company's noninterest income increased 13% to $17.1 million for the six months ended June 30, 2017 compared to $15.1 million in the prior year period.  Noninterest income was positively impacted by a $773,000 increase in service charges on deposit accounts.  In addition, wealth advisory fees increased by $241,000 and investment brokerage fees increased by $120,000.  Bank owned life insurance income increased $211,000 from the first six months of 2016 to the first six months of 2017 primarily due to increased revenue from variable life insurance contracts owned by the Company. In addition, other income increased $653,000 compared to the first six months of 2016.  During the first quarter of 2016, other income was negatively impacted by credit valuation adjustment losses related to the Company's swap arrangements, which account for $295,000 of the increase in other income from the first six months of 2016 to the first six months of 2017. In addition, a write down in the first quarter of 2016 of $226,000 to a property formerly used as a Lake City Bank branch negatively impacted other income in 2016. Noninterest income was negatively impacted by a decrease of $202,000 in mortgage banking income resulting from lower mortgage loan originations during the first six months of 2017 as compared to the prior year period.

The Company's noninterest income increased $724,000 or 9% to $8.8 million for the second quarter of 2017 versus $8.1 million for the second quarter of 2016. Noninterest income was positively impacted by a $410,000 increase in service charges on deposit accounts primarily due to growth in fees from business accounts. In addition, wealth advisory fees increased $151,000 or 13%, due to the growth in assets under management.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2017 and 2016 are shown in the following tables:

	Six Months Ended
	June 30,
			Percent
(dollars in thousands)	2017	2016	Change
Salaries and employee benefits	$22,486	$20,197	11.3%
Net occupancy expense	2,274	2,137	6.4
Equipment costs	2,231	1,810	23.3
Data processing fees and supplies	3,990	4,152	(3.9)
Corporate and business development	2,698	1,620	66.5
FDIC insurance and other regulatory fees	853	1,080	(21.0)
Professional fees	1,755	1,686	4.1
Other expense	3,113	3,148	(1.1)
Total noninterest expense	$39,400	$35,830	10.0%

	Three Months Ended
	June 30,
			Percent
(dollars in thousands)	2017	2016	Change
Salaries and employee benefits	$11,065	$10,592	4.5%
Net occupancy expense	1,154	1,041	10.9
Equipment costs	1,156	909	27.2
Data processing fees and supplies	1,974	2,120	(6.9)
Corporate and business development	1,196	763	56.7
FDIC insurance and other regulatory fees	419	557	(24.8)
Professional fees	801	859	(6.8)
Other expense	1,587	1,605	(1.1)
Total noninterest expense	$19,352	$18,446	4.9%

The Company's noninterest expense increased by $3.6 million or 10% to $39.4 million in the first six months of 2017 compared to $35.8 million in the prior year period. The increase was driven by salaries and employee benefits, which increased by 11% or $2.3 million, primarily due to incentive-based compensation costs, increased health insurance cost, normal merit increases and staff additions related to the Company's branch expansion.  In addition, corporate and business development increased by 67%, or $1.1 million, primarily due to community support and donation expense of $750,000 and $283,000 of increased advertising expense.  For the first six months of 2017 and 2016, the Company's efficiency ratio was 47.5% and 49.1%, respectively.

The Company's noninterest expense increased by 5% to $19.4 million in the second quarter of 2017 compared to $18.4 million in the second quarter of 2016.  Salaries and employee benefits increased by 4% or $473,000 primarily due to incentive-based compensation costs, increased health insurance cost, normal merit increases and staff additions related to the Company's branch expansion.  Corporate and business development expense increased by $433,000, primarily due to second quarter 2017 community support and donation expense of $400,000.  Equipment costs and net occupancy expense increased by $247,000 and $113,000, respectively, driven by the Company's branch expansion as well as remodeling of existing branches.  Noninterest expense was positively impacted by decreases of $146,000 in data processing fees and supplies and $138,000 in FDIC insurance and other regulatory fees.  The Company's efficiency ratio was 45.4% for the second quarter of 2017, compared to 49.4% for the second quarter of 2016 and 49.7% for the linked first quarter of 2017.

Income Taxes

The Company's income tax expense increased $899,000 and $1.3 million, respectively, in the six-month and three-month periods ended June 30, 2017, compared to the same periods in 2016.  The effective tax rate was 30.2% and 32.5%, respectively, in the six-month and three-month periods ended June 30, 2017, compared to 32.5% and 32.2% for the comparable periods of 2016.  The decrease in the effective tax rate in the six-month period ended June 30, 2017 was due to the Company adopting new FASB guidance related to employee share-based payment accounting effective January 1, 2017.  This standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  Adopting this standard resulted in the recognition of a $932,000 income tax benefit during the first six months of 2017 related to vested employee share-based payments.  The Company's long-term incentive plans vest in January of each year on the third anniversary of the grant date and are subject to performance conditions.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.393 billion as of June 30, 2017, an increase of $103.0 million, or 2.4%, when compared to $4.290 billion as of December 31, 2016.  Overall asset growth was primarily driven by a $106.1 million, or 3.1%, increase in total loans to $3.577 billion at June 30, 2017 from $3.471 billion at December 31, 2016 and an increase of $26.1 million, or 5.2%, in securities available for sale to $530.3 million at June 30, 2017 from $504.2 million at December 31, 2016 due to securities purchases and an increase in unrealized gains.  Funding for the balance sheet growth came from a $45.1 million increase in short-term borrowings as well as a $38.0 million increase in deposits.  A decrease of $29.9 million, or 17.9%, in cash and cash equivalents partially offset the overall growth of total assets.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents decreased by $29.9 million, or 17.9%, to $137.3 million at June 30, 2017, from $167.3 million at December 31, 2016.  Cash and cash equivalents decreased in order to fund growth in loans and securities.

Investment Portfolio

The amortized cost and the fair value of securities as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$990	$1,008	$990	$1,003
U.S. government sponsored agencies	5,895	5,846	6,312	6,241
Agency residential mortgage-backed securities	355,055	356,904	351,108	351,568
State and municipal securities	165,489	166,554	146,917	145,379
Total	$527,429	$530,312	$505,327	$504,191

At June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders' equity.

Purchases of securities available for sale totaled $90.1 million in the first six months of 2017.  The purchases consisted primarily of agency residential mortgage-backed securities.  Paydowns from prepayments and scheduled payments of $26.8 million were received in the first six months of 2017, and the amortization of premiums, net of the accretion of discounts, was $1.4 million.  Sales of securities totaled $35.8 million in the first six months of 2017.  Maturities and calls of securities totaled $4.0 million in the first six months of 2017.  No other-than-temporary impairment was recognized in the first six months of 2017.  Purchases of securities available for sale totaled $53.8 million in the first six months of 2016.  The purchases consisted primarily of federally tax-exempt municipal securities.  Paydowns from prepayments and scheduled payments of $24.8 million were received in the first six months of 2016, and the amortization of premiums, net of the accretion of discounts, was $1.4 million.  Sales of securities totaled $6.9 million in the first six months of 2016.  Maturities and calls of securities totaled $10.8 million in the first six months of 2016.  No other-than-temporary impairment was recognized in the first six months of 2016.  The investment portfolio is managed by a third party firm to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company's exposure to risk to an acceptable level.  The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds under what is commonly referred to as the "Volcker Rule" of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale decreased by $1.7 million, or 28.6%, to $4.2 million at June 30, 2017, from $5.9 million at December 31, 2016.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  The Company generally sells all of the mortgage loans it originates on the secondary market.  Proceeds from sales totaled $42.8 million in the first six months of 2017 compared to $27.4 million in the first six months of 2016.

Loan Portfolio

The loan portfolio by portfolio segment as of June 30, 2017 and December 31, 2016 is summarized as follows:

					Current
	June 30,		December 31,		Period
(dollars in thousands)	2017		2016		Change
Commercial and industrial loans	$1,364,392	38.1%	$1,268,490	36.5%	$95,902
Commercial real estate and multi-family residential loans	1,343,006	37.5	1,300,923	37.5	42,083
Agri-business and agricultural loans	331,387	9.3	394,843	11.4	(63,456)
Other commercial loans	116,651	3.3	98,270	2.8	18,381
Consumer 1-4 family mortgage loans	354,143	9.9	347,834	10.0	6,309
Other consumer loans	68,646	1.9	61,308	1.8	7,338
Subtotal	3,578,225	100.0%	3,471,668	100.0%	106,557
Less: Allowance for loan losses	(44,563)		(43,718)		(845)
Net deferred loan fees	(1,221)		(741)		(480)
Loans, net	$3,532,441		$3,427,209		$105,232

Total loans, excluding real estate mortgage loans held for sale, increased by $106.6 million to $3.578 billion at June 30, 2017 from $3.472 billion at December 31, 2016.  The increase was concentrated in the commercial and commercial real estate categories and reflected the Company's long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas.  In addition, the Company's consumer loans grew by $13.6 million.  The increase was partially offset by seasonal declines in agri-business loans.

The following table summarizes the Company's non-performing assets as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 9,884	$ 6,633
Loans past due over 90 days and still accruing	0	53
Total nonperforming loans	$ 9,884	$ 6,686
Other real estate owned	194	153
Repossessions	0	11
Total nonperforming assets	$ 10,078	$ 6,850

Impaired loans including troubled debt restructurings	$ 19,580	$ 20,692

Nonperforming loans to total loans	0.28%	0.19%
Nonperforming assets to total assets	0.23%	0.16%

Performing troubled debt restructured loans	$ 8,425	$ 10,351
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	6,852	5,633
Total troubled debt restructured loans	$ 15,277	$ 15,984

Total nonperforming assets increased by $3.2 million, or 47.2%, to $10.1 million during the six-month period ended June 30, 2017.  The increase in nonperforming assets was primarily due to two commercial relationships being placed in nonaccrual status.  One of the nonaccrual relationships is with a financial services firm and the second is with a manufacturer.

Net recoveries totaled $289,000 in the second quarter of 2017, versus net charge-offs of $36,000 during the second quarter of 2016 and net charge-offs of $144,000 during the first quarter of 2017.

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

Total impaired loans decreased by $1.1 million, or 5.4%, to $19.6 million at June 30, 2017 from $20.7 million at December 31, 2016.  The decrease in the impaired loans category was primarily due to payments received on impaired commercial credits.

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

At June 30, 2017, the allowance for loan losses was 1.25% of total loans outstanding, versus 1.26% of total loans outstanding at December 31, 2016.  At June 30, 2017, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of June 30, 2017, on the basis of management's review of the loan portfolio, the Company had 81 credits totaling $152.9 million on the classified loan list versus 84 credits totaling $147.3 million on December 31, 2016. As of June 30, 2017, the Company had $85.8 million of assets classified as Special Mention, $67.2 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $74.3 million, $72.4 million, $0 and $0, respectively, at December 31, 2016.

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

The allowance for loan losses increased 1.9%, or $845,000, from $43.7 million at December 31, 2016 to $44.6 million at June 30, 2017.  Pooled loan allocations increased from $39.6 million at December 31, 2016 to $39.9 million at June 30, 2017, which was primarily due to management's view of current credit quality and the current economic environment.  Impaired loan allocations increased $511,000 from $4.1 million at December 31, 2016 to $4.6 million at June 30, 2017 due primarily to slightly higher allocations on specific classified loans.  The unallocated component of the allowance for loan losses increased $266,000 from $2.8 million at December 31, 2016 to $3.1 million at June 30, 2017.  While general trends in the overall economy and credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

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

Sources of Funds

The following table summarizes deposits and borrowings as of June 30, 2017 and December 31, 2016:

			Current
	June 30,	December 31,	Period
(dollars in thousands)	2017	2016	Change
Non-interest bearing demand deposits	$762,965	$819,803	$(56,838)
Savings and transaction accounts:
Savings deposits	275,151	268,970	6,181
Interest bearing demand deposits	1,322,847	1,325,320	(2,473)
Time deposits:
Deposits of $100,000 or more	1,015,741	924,825	90,916
Other time deposits	239,235	238,994	241
Total deposits	$3,615,939	$3,577,912	$38,027
FHLB advances and other borrowings	306,146	261,005	45,141
Total funding sources	$3,922,085	$3,838,917	$83,168

Deposits and Borrowings

Total deposits increased by $38.0 million, or 1.1%, from December 31, 2016.  The growth in deposits consisted of $19.8 million of growth in core deposits, which excludes brokered deposits, and an increase of $18.2 million in brokered deposits.  Total brokered deposits were $116.4 million at June 30, 2017 compared to $98.2 million at December 31, 2016.  Core deposit growth was comprised of increases in retail deposits of $36.7 million and in public fund deposits of $31.3 million, which were offset by a decrease in commercial deposits of $48.2 million.  Total public funds deposits, including public funds transaction accounts, were $1.238 billion at June 30, 2017 compared to $1.207 billion at December 31, 2016.

Total borrowings increased by $45.1 million, or 17.3%, from December 31, 2016.  Most of the increase was from an increase in short-term advances from the Federal Home Loan Bank of Indianapolis.  The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Capital

As of June 30, 2017, total stockholders' equity was $450.4 million, an increase of $23.4 million, or 5.5%, from $427.0 million at December 31, 2016. In addition to net income of $29.9 million, other increases in equity during the first six months of 2017 included $2.8 million in stock based compensation expense and $2.8 million in  accumulated other comprehensive income component of equity, which was driven by a net increase in the fair value of available-for-sale securities. Offsetting the increases to stockholders' equity were dividends paid in the amount of $10.3 million and $1.7 million in stock activity under equity compensation plans. The impact on equity by other comprehensive income is not included in regulatory capital.  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.  The final rules include a capital conservation buffer, comprised of common equity Tier 1 capital, which was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  The capital conservation buffer was 0.625% as of December 31, 2016 and 1.25% as of June 30, 2017.  As of June 30, 2017, the Company's capital levels remained characterized as "well-capitalized" under the new rules.  The actual capital amounts and ratios of the Company and the Bank as of June 30, 2017 and December 31, 2016, are presented in the table below:

								Minimum Required to
				Minimum Required		For Capital Adequacy		Be Well Capitalized
				For Capital		Purposes Plus Capital		Under Prompt Corrective
		Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount		Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Total Capital (to Risk
Weighted Assets)
Consolidated	$519,675		13.30%	$312,647	8.00%	$361,498	9.25%	$390,809	10.00%
Bank	$504,152		12.93%	$311,959	8.00%	$360,703	9.25%	$389,949	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$475,023		12.15%	$234,485	6.00%	$283,336	7.25%	$312,647	8.00%
Bank	$459,500		11.78%	$233,969	6.00%	$282,713	7.25%	$311,959	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$445,023		11.39%	$175,864	4.50%	$224,715	5.75%	$254,026	6.50%
Bank	$459,500		11.78%	$175,477	4.50%	$224,221	5.75%	$253,467	6.50%
Tier I Capital (to Average Assets)
Consolidated	$475,023		10.82%	$175,621	4.00%	$175,621	4.00%	$219,526	5.00%
Bank	$459,500		10.50%	$175,008	4.00%	$175,008	4.00%	$218,760	5.00%

As of December 31, 2016:
Total Capital (to Risk
Weighted Assets)
Consolidated	$498,189		13.23%	$301,243	8.00%	$324,777	8.625%	$376,554	10.00%
Bank	$482,600		12.84%	$300,784	8.00%	$324,283	8.625%	$375,980	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$454,382		12.07%	$225,932	6.00%	$249,467	6.625%	$301,243	8.00%
Bank	$438,793		11.67%	$225,588	6.00%	$249,087	6.625%	$300,784	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$424,382		11.27%	$169,449	4.50%	$192,984	5.125%	$244,760	6.50%
Bank	$438,793		11.67%	$169,191	4.50%	$192,690	5.125%	$244,387	6.50%
Tier I Capital (to Average Assets)
Consolidated	$454,382		10.86%	$167,310	4.00%	$167,310	4.00%	$209,138	5.00%
Bank	$438,793		10.54%	$166,522	4.00%	$166,522	4.00%	$208,153	5.00%

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2017. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company's needs, as determined by its Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model.  The current balance sheet structure is considered to be within acceptable risk levels.

Interest rate scenarios for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company's rate sensitive assets and liabilities at June 30, 2017. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

		Falling	Rising	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	25 Basis Points	50 Basis Points	100 Basis Points	200 Basis Points	300 Basis Points
Net interest income	$138,573	$124,997	$141,083	$143,576	$148,511	$158,116	$167,447
Variance from Base		($13,576)	$2,510	$5,003	$9,938	$19,543	$28,874
Percent of change from Base		-9.80%	1.81%	3.61%	7.17%	14.10%	20.84%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2017.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2017, there were no changes to the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2017 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$0	0	$0
May 1-31	792	45.31	0	0
June 1-30	0	0	0	0

Total	792	$45.31	0	$0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company's directors' deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities

  None

Item 4. Mine Safety Disclosures

 N/A

Item 5. Other Information

  Frequency of Future Advisory Votes on Named Executive Officer Compensation
As previously reported in a Current Report on Form 8-K filed on April 13, 2017, a non-binding, advisory vote was taken at our 2017 Annual Meeting of Shareholders on the frequency of our future advisory votes regarding named executive officer compensation. A majority of the votes cast at the Annual Meeting were in favor of holding such advisory vote on an annual basis, in accordance with the recommendation of the Company's Board of Directors. Accordingly, the Company has determined that it will hold a non-binding, advisory vote on the compensation of its named executive officers every year, until changed as a result of a subsequent vote on the frequency of the advisory vote.

Item 6. Exhibits

10.1	Lakeland Financial Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Form S-8 filed on April 13, 2017)

10.2	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.6 to the Company's Form S-8 filed on April 13, 2017)

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.7 to the Company's Form S-8 filed on April 13, 2017)

10.4	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.8 to the Company's Form S-8 filed on April 13, 2017)

10.5	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.9 to the Company's Form S-8 filed on April 13, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2017 and June 30, 2016; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2017 and June 30, 2016; (iv) Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2017 and June 30, 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 7, 2017	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: August 7, 2017	/s/ Lisa M. O'Neill
Lisa M. O'Neill – Executive Vice President and
Chief Financial Officer

Date: August 7, 2017	/s/ Sarah J. Earls
Sarah J. Earls – Senior Vice President and Controller

Exhibit Index

Exhibit Number

10.1	Lakeland Financial Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Form S-8 filed on April 13, 2017)

10.2	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.6 to the Company's Form S-8 filed on April 13, 2017)

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.7 to the Company's Form S-8 filed on April 13, 2017)

10.4	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.8 to the Company's Form S-8 filed on April 13, 2017)

10.5	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.9 to the Company's Form S-8 filed on April 13, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2017 and June 30, 2016; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2017 and June 30, 2016; (iv) Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2017 and June 30, 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.