Form 10-Q
period 2017-09-30
LAKELAND FINANCIAL CORP
filed 2017-11-07
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Number of shares of common stock outstanding at October 31, 2017:  25,194,903

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$ 109,647	$ 142,408
Short-term investments	20,186	24,872
Total cash and cash equivalents	129,833	167,280

Securities available for sale (carried at fair value)	536,547	504,191
Real estate mortgage loans held for sale	4,456	5,915

Loans, net of allowance for loan losses of $45,497 and $43,718	3,589,755	3,427,209

Land, premises and equipment, net	56,389	52,092
Bank owned life insurance	75,350	74,006
Federal Reserve and Federal Home Loan Bank stock	13,772	11,522
Accrued interest receivable	13,123	11,687
Goodwill	4,970	4,970
Other assets	30,041	31,153
Total assets	$ 4,454,236	$ 4,290,025

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$ 821,589	$ 819,803
Interest bearing deposits	3,052,401	2,758,109
Total deposits	3,873,990	3,577,912

Short-term borrowings
Securities sold under agreements to repurchase	63,888	50,045
Other short-term borrowings	0	180,000
Total short-term borrowings	63,888	230,045

Long-term borrowings	30	32
Subordinated debentures	30,928	30,928
Accrued interest payable	5,439	5,676
Other liabilities	17,445	18,365
Total liabilities	3,991,720	3,862,958

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,194,903 shares issued and 25,026,689 outstanding as of September 30, 2017
25,096,087 shares issued and 24,937,865 outstanding as of December 31, 2016	107,636	104,405
Retained earnings	357,710	327,873
Accumulated other comprehensive income/(loss)	452	(2,387)
Treasury stock, at cost (2017 - 168,214 shares, 2016 - 158,222 shares)	(3,371)	(2,913)
Total stockholders' equity	462,427	426,978
Noncontrolling interest	89	89
Total equity	462,516	427,067
Total liabilities and equity	$ 4,454,236	$ 4,290,025

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 38,630	$ 31,538	$ 110,044	$ 92,086
Tax exempt	205	110	517	332
Interest and dividends on securities
Taxable	2,349	2,277	7,033	7,120
Tax exempt	1,309	969	3,745	2,811
Interest on short-term investments	96	185	198	295
Total interest income	42,589	35,079	121,537	102,644

Interest on deposits	7,037	5,032	18,722	13,921
Interest on borrowings
Short-term	588	37	1,329	283
Long-term	344	291	986	866
Total interest expense	7,969	5,360	21,037	15,070

NET INTEREST INCOME	34,620	29,719	100,500	87,574

Provision for loan losses	450	0	1,150	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	34,170	29,719	99,350	87,574

NONINTEREST INCOME
Wealth advisory fees	1,471	1,307	4,005	3,600
Investment brokerage fees	330	252	950	752
Service charges on deposit accounts	3,631	3,153	10,027	8,776
Loan and service fees	2,060	2,105	5,850	5,835
Merchant card fee income	588	552	1,696	1,576
Bank owned life insurance income	397	392	1,270	1,054
Other income	718	763	1,886	1,278
Mortgage banking income	302	494	811	1,205
Net securities gains	0	0	52	52
Total noninterest income	9,497	9,018	26,547	24,128

NONINTEREST EXPENSE
Salaries and employee benefits	11,728	10,832	34,214	31,029
Net occupancy expense	1,131	1,068	3,405	3,205
Equipment costs	1,182	1,018	3,413	2,828
Data processing fees and supplies	2,032	1,983	6,022	6,135
Corporate and business development	1,245	1,021	3,943	2,641
FDIC insurance and other regulatory fees	443	458	1,296	1,538
Professional fees	962	819	2,717	2,505
Other expense	1,546	1,560	4,659	4,708
Total noninterest expense	20,269	18,759	59,669	54,589

INCOME BEFORE INCOME TAX EXPENSE	23,398	19,978	66,228	57,113
Income tax expense	7,573	6,498	20,525	18,551
NET INCOME	$ 15,825	$ 13,480	$ 45,703	$ 38,562

BASIC WEIGHTED AVERAGE COMMON SHARES	25,193,894	25,069,434	25,176,593	25,044,596
BASIC EARNINGS PER COMMON SHARE	$ 0.63	$ 0.54	$ 1.82	$ 1.54
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,656,403	25,457,892	25,640,742	25,418,884
DILUTED EARNINGS PER COMMON SHARE	$ 0.62	$ 0.53	$ 1.78	$ 1.52

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$ 15,825	$ 13,480	$ 45,703	$ 38,562
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	56	(3,333)	4,127	8,369
Reclassification adjustment for (gains) losses included in net income	0	0	(52)	(52)
Net securities gain (loss) activity during the period	56	(3,333)	4,075	8,317
Tax effect	(13)	1,128	(1,357)	(2,564)
Net of tax amount	43	(2,205)	2,718	5,753
Defined benefit pension plans:
Amortization of net actuarial loss	66	53	199	161
Net gain activity during the period	66	53	199	161
Tax effect	(26)	(21)	(78)	(64)
Net of tax amount	40	32	121	97

Total other comprehensive income (loss), net of tax	83	(2,173)	2,839	5,850

Comprehensive income	$ 15,908	$ 11,307	$ 48,542	$ 44,412

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2016	24,819,066	$ 99,123	$ 294,002	$ 2,142	$ (2,455)	$ 392,812
Comprehensive income:
Net income			38,562			38,562
Other comprehensive income, net of tax				5,850		5,850
Cash dividends declared, $0.54 per share			(13,446)			(13,446)
Treasury shares purchased under deferred
directors' plan	(13,982)	428			(428)	0
Stock activity under equity compensation plans	118,646	319				319
Stock based compensation expense		3,194				3,194
Fractional shares retired due to 3-for-2 stock split	(36)
Balance at September 30, 2016	24,923,694	$ 103,064	$ 319,118	$ 7,992	$ (2,883)	$ 427,291

Balance at January 1, 2017	24,937,865	$ 104,405	$ 327,873	$ (2,387)	$ (2,913)	$ 426,978
Comprehensive income:
Net income			45,703			45,703
Other comprehensive income, net of tax				2,839		2,839
Cash dividends declared, $0.63 per share			(15,866)			(15,866)
Treasury shares purchased under deferred
directors' plan	(9,992)	458			(458)	0
Stock activity under equity compensation plans	98,816	(1,736)				(1,736)
Stock based compensation expense		4,509				4,509
Balance at September 30, 2017	25,026,689	$ 107,636	$ 357,710	$ 452	$ (3,371)	$ 462,427

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Nine Months Ended September 30	2017	2016
Cash flows from operating activities:
Net income	$ 45,703	$ 38,562
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,712	3,126
Provision for loan losses	1,150	0
Net loss on sale and write down of other real estate owned	21	7
Amortization of loan servicing rights	454	455
Loans originated for sale	(56,547)	(51,337)
Net gain on sales of loans	(1,318)	(1,473)
Proceeds from sale of loans	58,676	50,137
Net loss on sales of premises and equipment	77	31
Net gain on sales and calls of securities available for sale	(52)	(52)
Net securities amortization	2,261	2,167
Stock based compensation expense	4,509	3,194
Earnings on life insurance	(1,270)	(1,054)
Tax benefit of stock option exercises	(964)	(615)
Net change:
Interest receivable and other assets	(2,770)	(1,734)
Interest payable and other liabilities	(505)	8,053
Total adjustments	7,434	10,905
Net cash from operating activities	53,137	49,467

Cash flows from investing activities:
Proceeds from sale of securities available for sale	35,845	6,929
Proceeds from maturities, calls and principal paydowns of
securities available for sale	48,237	52,215
Purchases of securities available for sale	(114,239)	(77,094)
Purchase of life insurance	(540)	(379)
Net increase in total loans	(163,784)	(200,053)
Proceeds from sales of land, premises and equipment	10	9
Purchases of land, premises and equipment	(8,096)	(8,649)
Purchases of Federal Home Loan Bank Stock	0	(705)
Proceeds from sales of other real estate	124	111
Distribution from life insurance	0	313
Net cash from investing activities	(202,443)	(227,303)

Cash flows from financing activities:
Net increase in total deposits	296,078	468,521
Net decrease in short-term borrowings	(166,157)	(79,424)
Payments on long-term borrowings	(2)	(2)
Common dividends paid	(15,853)	(13,433)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(1,736)	319
Purchase of treasury stock	(458)	(428)
Net cash from financing activities	111,859	375,540
Net change in cash and cash equivalents	(37,447)	197,704
Cash and cash equivalents at beginning of the period	167,280	80,674
Cash and cash equivalents at end of the period	$ 129,833	$ 278,378
Cash paid during the period for:
Interest	$ 21,274	$ 13,701
Income taxes	19,818	15,113
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	88	64

Securities purchases payable	1,793	2,355

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2017. The Company's 2016 Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
September 30, 2017
U.S. Treasury securities	$ 991	$ 17	$ 0	$ 1,008
U.S. government sponsored agencies	5,473	9	(49)	5,433
Agency residential mortgage-backed securities	355,344	3,458	(1,793)	357,009
State and municipal securities	171,800	2,908	(1,611)	173,097
Total	$ 533,608	$ 6,392	$ (3,453)	$ 536,547

December 31, 2016
U.S. Treasury securities	$ 990	$ 13	$ 0	$ 1,003
U.S. government sponsored agencies	6,312	10	(81)	6,241
Agency residential mortgage-backed securities	351,108	3,604	(3,144)	351,568
State and municipal securities	146,917	1,784	(3,322)	145,379
Total	$ 505,327	$ 5,411	$ (6,547)	$ 504,191

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of September 30, 2017 is presented below.  Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$ 2,331	$ 2,347
Due after one year through five years	25,349	25,958
Due after five years through ten years	41,651	42,619
Due after ten years	108,933	108,614
	178,264	179,538
Mortgage-backed securities	355,344	357,009
Total debt securities	$ 533,608	$ 536,547

Securities proceeds, gross gains and gross losses are presented below.

	Nine months ended September 30,
(dollars in thousands)	2017	2016
Sales of securities available for sale
Proceeds	$ 35,845	$ 6,929
Gross gains	256	65
Gross losses	(204)	(13)

The Company sold 35 securities with a total book value and a total fair value of $35.8 million during the first nine months of 2017.  The Company sold four securities with a total book value of $6.9 million and a total fair value of $7.0 million during the first nine months of 2016.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $163.3 million and $168.3 million were pledged as of September 30, 2017 and December 31, 2016, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of September 30, 2017 and December 31, 2016 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2017
U.S. government sponsored agencies	$ 3,065	$ 49	$ 0	$ 0	$ 3,065	$ 49
Agency residential mortgage-backed
securities	113,147	1,030	31,878	763	145,025	1,793
State and municipal securities	29,515	344	38,800	1,267	68,315	1,611
Total temporarily impaired	$ 145,727	$ 1,423	$ 70,678	$ 2,030	$ 216,405	$ 3,453

December 31, 2016
U.S. government sponsored agencies	$ 3,290	$ 81	$ 0	$ 0	$ 3,290	$ 81
Agency residential mortgage-backed
securities	181,699	2,882	7,080	262	188,779	3,144
State and municipal securities	77,434	3,180	2,361	142	79,795	3,322
Total temporarily impaired	$ 262,423	$ 6,143	$ 9,441	$ 404	$ 271,864	$ 6,547

The total number of securities with unrealized losses as of September 30, 2017 and December 31, 2016 is presented below.

	Less than	12 months
	12 months	or more	Total
September 30, 2017
U.S. government sponsored agencies	1	0	1
Agency residential mortgage-backed securities	33	11	44
State and municipal securities	39	47	86
Total temporarily impaired	73	58	131

December 31, 2016
U.S. government sponsored agencies	1	0	1
Agency residential mortgage-backed securities	59	2	61
State and municipal securities	121	4	125
Total temporarily impaired	181	6	187

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. As of September 30, 2017 and December 31, 2016, all of the securities in the Company's portfolio were backed by the U.S. government, government agencies, government sponsored agencies or were A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government-sponsored agency and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	September 30,		December 31,
(dollars in thousands)	2017		2016
Commercial and industrial loans:
Working capital lines of credit loans	$ 703,953	19.4%	$ 624,404	18.0%
Non-working capital loans	658,167	18.1	644,086	18.5
Total commercial and industrial loans	1,362,120	37.5	1,268,490	36.5

Commercial real estate and multi-family residential loans:
Construction and land development loans	287,778	7.9	245,182	7.1
Owner occupied loans	499,651	13.7	469,705	13.5
Nonowner occupied loans	456,930	12.6	458,404	13.2
Multifamily loans	165,855	4.6	127,632	3.7
Total commercial real estate and multi-family residential loans	1,410,214	38.8	1,300,923	37.5

Agri-business and agricultural loans:
Loans secured by farmland	161,553	4.4	172,633	5.0
Loans for agricultural production	156,327	4.3	222,210	6.4
Total agri-business and agricultural loans	317,880	8.7	394,843	11.4

Other commercial loans	114,858	3.1	98,270	2.8
Total commercial loans	3,205,072	88.1	3,062,526	88.2

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	171,946	4.7	163,155	4.7
Open end and junior lien loans	181,338	5.0	169,664	4.9
Residential construction and land development loans	10,530	0.3	15,015	0.4
Total consumer 1-4 family mortgage loans	363,814	10.0	347,834	10.0

Other consumer loans	67,545	1.9	61,308	1.8
Total consumer loans	431,359	11.9	409,142	11.8
Subtotal	3,636,431	100.0%	3,471,668	100.0%
Less: Allowance for loan losses	(45,497)		(43,718)
Net deferred loan fees	(1,179)		(741)
Loans, net	$ 3,589,755		$ 3,427,209

The recorded investment in loans does not include accrued interest.

The Company had $345,000 in residential real estate loans in the process of foreclosure as of September 30, 2017, compared to $241,000 as of December 31, 2016.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended September 30, 2017 and 2016:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2017
Beginning balance, July 1	$ 20,219	$ 13,775	$ 3,870	$ 568	$ 2,689	$ 389	$ 3,053	$ 44,563
Provision for loan losses	(612)	426	425	108	30	15	58	450
Loans charged-off	(44)	0	0	0	(40)	(86)	0	(170)
Recoveries	364	246	7	0	11	26	0	654
Net loan recoveries	320	246	7	0	(29)	(60)	0	484
Ending balance	$ 19,927	$ 14,447	$ 4,302	$ 676	$ 2,690	$ 344	$ 3,111	$ 45,497

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2016
Beginning balance, July 1	$ 20,935	$ 12,637	$ 3,047	$ 365	$ 2,934	$ 333	$ 2,996	$ 43,247
Provision for loan losses	(715)	650	56	18	72	70	(151)	0
Loans charged-off	(168)	(331)	0	0	(224)	(50)	0	(773)
Recoveries	268	17	5	0	69	20	0	379
Net loans charged-off	100	(314)	5	0	(155)	(30)	0	(394)
Ending balance	$ 20,320	$ 12,973	$ 3,108	$ 383	$ 2,851	$ 373	$ 2,845	$ 42,853

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine-month periods ended September 30, 2017 and 2016:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Nine Months Ended September 30, 2017
Beginning balance, January 1	$ 20,272	$ 13,452	$ 3,532	$ 461	$ 2,827	$ 387	$ 2,787	$ 43,718
Provision for loan losses	(791)	744	753	215	(170)	75	324	1,150
Loans charged-off	(430)	(259)	0	0	(53)	(192)	0	(934)
Recoveries	876	510	17	0	86	74	0	1,563
Net loan recoveries	446	251	17	0	33	(118)	0	629
Ending balance	$ 19,927	$ 14,447	$ 4,302	$ 676	$ 2,690	$ 344	$ 3,111	$ 45,497

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Nine Months Ended September 30, 2016
Beginning balance, January 1	$ 21,564	$ 12,473	$ 2,445	$ 574	$ 3,395	$ 319	$ 2,840	$ 43,610
Provision for loan losses	(1,057)	771	649	(191)	(295)	118	5	0
Loans charged-off	(542)	(499)	0	0	(354)	(140)	0	(1,535)
Recoveries	355	228	14	0	105	76	0	778
Net loans charged-off	(187)	(271)	14	0	(249)	(64)	0	(757)
Ending balance	$ 20,320	$ 12,973	$ 3,108	$ 383	$ 2,851	$ 373	$ 2,845	$ 42,853

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016:

Commercial
Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
September 30, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 2,750	$ 688	$ 0	$ 0	$ 320	$ 43	$ 0	$ 3,801
Collectively evaluated for impairment	17,177	13,759	4,302	676	2,370	301	3,111	41,696
Total ending allowance balance	$ 19,927	$ 14,447	$ 4,302	$ 676	$ 2,690	$ 344	$ 3,111	$ 45,497

Loans:
Loans individually evaluated for impairment	$ 7,859	$ 6,896	$ 310	$ 0	$ 1,563	$ 51	$ 0	$ 16,679
Loans collectively evaluated for impairment	1,354,186	1,401,366	317,647	114,705	363,361	67,308	0	3,618,573
Total ending loans balance	$ 1,362,045	$ 1,408,262	$ 317,957	$ 114,705	$ 364,924	$ 67,359	$ 0	$ 3,635,252

Commercial
Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 3,191	$ 576	$ 0	$ 0	$ 296	$ 51	$ 0	$ 4,114
Collectively evaluated for impairment	17,081	12,876	3,532	461	2,531	336	2,787	39,604
Total ending allowance balance	$ 20,272	$ 13,452	$ 3,532	$ 461	$ 2,827	$ 387	$ 2,787	$ 43,718

Loans:
Loans individually evaluated for impairment	$ 9,776	$ 9,151	$ 283	$ 0	$ 1,427	$ 55	$ 0	$ 20,692
Loans collectively evaluated for impairment	1,258,682	1,290,131	394,621	98,265	347,408	61,128	0	3,450,235
Total ending loans balance	$ 1,268,458	$ 1,299,282	$ 394,904	$ 98,265	$ 348,835	$ 61,183	$ 0	$ 3,470,927

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2017:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 18	$ 18	$ 0
Non-working capital loans	2,689	1,295	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	88	88	0
Owner occupied loans	2,447	2,200	0
Nonowner occupied loans	2,778	2,778	0
Agri-business and agricultural loans:
Loans secured by farmland	630	310	0
Consumer 1-4 family loans:
Closed end first mortgage loans	424	356	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,515	2,514	1,072
Non-working capital loans	4,032	4,032	1,678
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,830	1,830	688
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	963	964	278
Open end and junior lien loans	243	243	42
Other consumer loans	51	51	43
Total	$ 18,708	$ 16,679	$ 3,801

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 951	$ 494	$ 0
Non-working capital loans	3,007	1,358	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	126	0
Owner occupied loans	2,868	2,620	0
Nonowner occupied loans	4,632	4,633	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	161	147	0
Open end and junior lien loans	408	195	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,100	1,099	465
Non-working capital loans	6,827	6,825	2,726
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,773	1,772	576
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,152	1,085	296
Other consumer loans	55	55	51
Total	$ 23,663	$ 20,692	$ 4,114

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended September 30, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 315	$ 14	$ 11
Non-working capital loans	1,321	18	18
Commercial real estate and multi-family residential loans:
Construction and land development loans	100	3	3
Owner occupied loans	2,222	2	2
Nonowner occupied loans	2,784	152	152
Agri-business and agricultural loans:
Loans secured by farmland	301	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	342	3	3
Open end and junior lien loans	101	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,529	22	22
Non-working capital loans	5,700	74	74
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,714	9	9
Agri-business and agricultural loans:
Loans secured by farmland	10	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	969	13	13
Open end and junior lien loans	81	0	0
Other consumer loans	52	1	1
Total	$ 18,541	$ 311	$ 308

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended September 30, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 387	$ 8	$ 0
Non-working capital loans	1,473	8	5
Commercial real estate and multi-family residential loans:
Construction and land development loans	275	0	0
Owner occupied loans	2,475	2	2
Nonowner occupied loans	4,690	88	88
Multifamily loans	17	0	0
Agri-business and agricultural loans:
Loans secured by farmland	346	0	0
Loans for ag production	676	0	0
Other commercial loans	4	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	82	0	0
Open end and junior lien loans	52	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,336	11	11
Non-working capital loans	4,538	35	33
Commercial real estate and multi-family residential loans:
Construction and land development loans	55	1	3
Owner occupied loans	1,150	0	0
Multifamily loans	254	2	1
Other commercial loans	8	0	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,378	5	4
Open end and junior lien loans	247	0	0
Other consumer loans	57	1	1
Total	$ 19,500	$ 161	$ 149

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 485	$ 22	$ 19
Non-working capital loans	1,337	27	27
Commercial real estate and multi-family residential loans:
Construction and land development loans	117	4	4
Owner occupied loans	2,395	4	4
Nonowner occupied loans	3,397	222	222
Agri-business and agricultural loans:
Loans secured by farmland	289	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	249	5	5
Open end and junior lien loans	137	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,090	33	33
Non-working capital loans	6,418	116	116
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,641	12	11
Agri-business and agricultural loans:
Loans secured by farmland	3	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,023	18	16
Open end and junior lien loans	27	0	0
Other consumer loans	53	2	2
Total	$ 19,661	$ 465	$ 459

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 300	$ 8	$ 8
Non-working capital loans	901	8	5
Commercial real estate and multi-family residential loans:
Construction and land development loans	92	0	0
Owner occupied loans	2,578	2	2
Nonowner occupied loans	4,760	205	200
Multifamily loans	6	0	0
Agri-business and agricultural loans:
Loans secured by farmland	429	0	0
Loans for ag production	902	5	4
Other commercial loans	1	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	93	0	0
Open end and junior lien loans	17	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,176	21	21
Non-working capital loans	4,417	103	101
Commercial real estate and multi-family residential loans:
Construction and land development loans	230	8	8
Owner occupied loans	1,023	0	0
Nonowner occupied loans	26	0	0
Multifamily loans	341	12	11
Other commercial loans	10	0	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,456	31	29
Open end and junior lien loans	221	0	0
Other consumer loans	58	3	3
Total	$ 19,037	$ 406	$ 393

The following table presents the ageing of the recorded investment in past due loans as of September 30, 2017 by class of loans:

					Total
		30-89	Greater than		Past Due
	Loans Not	Days	90 Days		And
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 701,635	$ 475	$ 0	$ 1,883	$ 2,358	$ 703,993
Non-working capital loans	653,885	310	0	3,857	4,167	658,052
Commercial real estate and multi-family
residential loans:
Construction and land development loans	286,895	0	0	0	0	286,895
Owner occupied loans	495,576	0	0	3,753	3,753	499,329
Nonowner occupied loans	456,451	0	0	98	98	456,549
Multifamily loans	165,489	0	0	0	0	165,489
Agri-business and agricultural loans:
Loans secured by farmland	161,248	0	0	311	311	161,559
Loans for agricultural production	156,398	0	0	0	0	156,398
Other commercial loans	114,705	0	0	0	0	114,705
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	170,467	920	73	134	1,127	171,594
Open end and junior lien loans	182,394	189	0	243	432	182,826
Residential construction loans	10,504	0	0	0	0	10,504
Other consumer loans	67,314	45	0	0	45	67,359
Total	$ 3,622,961	$ 1,939	$ 73	$ 10,279	$ 12,291	$ 3,635,252

The following table presents the ageing of the recorded investment in past due loans as of December 31, 2016 by class of loans:

					Total
		30-89	Greater than		Past Due
	Loans Not	Days	90 Days		And
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 624,213	$ 9	$ 0	$ 140	$ 149	$ 624,362
Non-working capital loans	642,014	0	0	2,082	2,082	644,096
Commercial real estate and multi-family
residential loans:
Construction and land development loans	244,411	0	0	0	0	244,411
Owner occupied loans	465,789	0	0	3,598	3,598	469,387
Nonowner occupied loans	457,880	0	0	122	122	458,002
Multifamily loans	127,482	0	0	0	0	127,482
Agri-business and agricultural loans:
Loans secured by farmland	172,349	0	0	283	283	172,632
Loans for agricultural production	222,272	0	0	0	0	222,272
Other commercial loans	98,265	0	0	0	0	98,265
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	161,499	1,072	53	213	1,338	162,837
Open end and junior lien loans	170,372	448	0	195	643	171,015
Residential construction loans	14,983	0	0	0	0	14,983
Other consumer loans	61,119	64	0	0	64	61,183
Total	$ 3,462,648	$ 1,593	$ 53	$ 6,633	$ 8,279	$ 3,470,927

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.7 million and $2.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2017 and December 31, 2016, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	September 30	December 31
(dollars in thousands)	2017	2016
Accruing troubled debt restructured loans	$ 5,601	$ 10,351
Nonaccrual troubled debt restructured loans	7,946	5,633
Total troubled debt restructured loans	$ 13,547	$ 15,984

During the three months ended September 30, 2017, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the period.  The loans to two of the borrowers are for commercial real estate buildings where the collateral value and cash flows from the companies occupying the buildings do not support the loans with recorded investments of $1,409,000.  The loans to three other borrowers are for commercial and industrial non-working capital loans with recorded investments of $1,784,000.  These concessions are not included in the table below.

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended September 30, 2017:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	$ 1,324	$ 1,324	1	9
Non-working capital loans	2	210	210	2	0-6
Consumer 1-4 family loans:
Closed end first mortgage loans	1	76	76	1	198
Total	4	$ 1,610	$ 1,610	4	0-198

The following table presents loans by class modified as new troubled debt restructurings that occurred during the nine months ended September 30, 2017:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	$ 1,324	$ 1,324	1	9
Non-working capital loans	4	1,922	1,922	4	0-6
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	486	486	1	6
Consumer 1-4 family loans:
Closed end first mortgage loans	2	120	122	2	198-350
Total	8	$ 3,852	$ 3,854	8	0-350

For the three-month period ended September 30, 2017, the commercial and industrial troubled debt restructurings described above decreased the allowance for loan losses by $94,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $8,000.  For the nine-month period ended September 30, 2017, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $583,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $36,000.

No charge-offs resulted from any troubled debt restructurings described above during the three- or nine-month periods ended September 30, 2017.

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

During the three months ended September 30, 2016, there were renewal terms, which are considered additional concessions, offered to six borrowers under financial duress with previously identified troubled debt restructured loans which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing a similar risk profile. In these instances, it was determined that a concession had been granted. The loans to five of the borrowers were for commercial real estate buildings where the collateral value and cash flows from the companies occupying the buildings do not support the loans with recorded investments of $2,309,000.  The loan to the other borrower was a commercial and industrial non-working capital loan with a recorded investment of $36,000.  These concessions are not included in the table below.

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended September 30, 2016:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	2	$ 1,066	$ 1,066	2	60-356
Total	2	$ 1,066	$ 1,066	2	60-356

The following table presents loans by class modified as new troubled debt restructurings that occurred during the nine months ended September 30, 2016:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	5	$ 1,841	$ 1,842	5	9-356
Commercial real estate and multi-
family residential loans:
Owner occupied loans	2	640	640	2	13-15
Total	7	$ 2,481	$ 2,482	7	9-356

For the three-month period ended September 30, 2016, the commercial and industrial troubled debt restructurings described above decreased the allowance for loan losses by $342,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $111,000.  For the nine-month period ended September 30, 2016, the commercial and industrial troubled debt restructurings described above decreased the allowance for loan losses by $221,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $126,000.

No charge-offs resulted from any troubled debt restructurings described above during the three- or nine-month periods ended September 30, 2016.

There were no troubled debt restructurings that had payment defaults within the twelve months following modification during the three- or nine-month periods ended September 30, 2017 and 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of September 30, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 652,780	$ 30,041	$ 20,997	$ 0	$ 175	$ 703,993
Non-working capital loans	612,991	14,922	26,041	0	4,098	658,052
Commercial real estate and multi-
family residential loans:
Construction and land development loans	285,629	1,266	0	0	0	286,895
Owner occupied loans	459,858	15,124	24,347	0	0	499,329
Nonowner occupied loans	451,049	4,697	803	0	0	456,549
Multifamily loans	165,243	246	0	0	0	165,489
Agri-business and agricultural loans:
Loans secured by farmland	149,474	7,682	4,403	0	0	161,559
Loans for agricultural production	146,190	9,293	915	0	0	156,398
Other commercial loans	114,700	0	0	0	5	114,705
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	45,220	0	1,320	0	125,054	171,594
Open end and junior lien loans	8,265	0	243	0	174,318	182,826
Residential construction loans	(1)	0	0	0	10,505	10,504
Other consumer loans	14,820	0	51	0	52,488	67,359
Total	$ 3,106,218	$ 83,271	$ 79,120	$ 0	$ 366,643	$ 3,635,252

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:
		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 577,208	$ 17,636	$ 29,396	$ 0	$ 122	$ 624,362
Non-working capital loans	583,135	32,587	24,405	0	3,969	644,096
Commercial real estate and multi-
family residential loans:
Construction and land development loans	242,964	1,447	0	0	0	244,411
Owner occupied loans	444,143	10,285	14,959	0	0	469,387
Nonowner occupied loans	451,390	4,550	2,062	0	0	458,002
Multifamily loans	127,219	263	0	0	0	127,482
Agri-business and agricultural loans:
Loans secured by farmland	168,660	3,689	283	0	0	172,632
Loans for agricultural production	218,581	3,691	0	0	0	222,272
Other commercial loans	98,261	0	0	0	4	98,265
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	44,687	126	1,232	0	116,792	162,837
Open end and junior lien loans	7,028	0	0	0	163,987	171,015
Residential construction loans	0	0	0	0	14,983	14,983
Other consumer loans	17,717	0	55	0	43,411	61,183
Total	$ 2,980,993	$ 74,274	$ 72,392	$ 0	$ 343,268	$ 3,470,927

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

Mortgage servicing rights:  As of September 30, 2017, the fair value of the Company's Level 3 servicing assets for residential mortgage loans was $4.0 million, none of which are currently impaired and therefore are carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 3.81%, a weighted average maturity of 19 years and are secured by homes generally within the Company's market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At September 30, 2017, the constant prepayment speed (PSA) used was 134 and the discount rate used was 9.4%.  At December 31, 2016, the PSA used was 162 and the discount rate used was 9.3%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,008	$ 0	$ 0	$ 1,008
U.S. government sponsored agency securities	0	5,433	0	5,433
Mortgage-backed securities	0	357,009	0	357,009
State and municipal securities	0	172,479	618	173,097
Total Securities	1,008	534,921	618	536,547
Mortgage banking derivative	0	251	0	251
Interest rate swap derivative	0	2,672	0	2,672
Total assets	$ 1,008	$ 537,844	$ 618	$ 539,470

Liabilities
Mortgage banking derivative	0	3	0	3
Interest rate swap derivative	0	2,825	0	2,825
Total liabilities	$ 0	$ 2,828	$ 0	$ 2,828

	December 31, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,003	$ 0	$ 0	$ 1,003
U.S. government sponsored agency securities	0	6,241	0	6,241
Mortgage-backed securities	0	351,568	0	351,568
State and municipal securities	0	144,709	670	145,379
Total Securities	1,003	502,518	670	504,191
Mortgage banking derivative	0	314	0	314
Interest rate swap derivative	0	2,645	0	2,645
Total assets	$ 1,003	$ 505,477	$ 670	$ 507,150

Liabilities
Mortgage banking derivative	0	14	0	14
Interest rate swap derivative	0	2,735	0	2,735
Total liabilities	$ 0	$ 2,749	$ 0	$ 2,749

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 and there were no transfers between Level 1 and Level 2 during 2016.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and 2016:

	State and Municipal Securities
(dollars in thousands)	2017	2016
Balance of recurring Level 3 assets at January 1	$ 670	$ 551
Transfers into Level 3	0	339
Changes in fair value of securities
included in other comprehensive income	(7)	0
Principal payments	(45)	(210)
Balance of recurring Level 3 assets at September 30	$ 618	$ 680

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

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	September 30, 2017	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 618	Price to type, par, call	Discount to benchmark index	0-5%
(2.00%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 1,425	$ 1,425
Non-working capital loans	0	0	2,086	2,086
Commercial real estate and multi-family
residential loans:
Owner occupied loans	0	0	1,142	1,142
Consumer 1-4 family mortgage loans:
Open end and junior lien loans	0	0	201	201
Total impaired loans	$ 0	$ 0	$ 4,854	$ 4,854
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 4,929	$ 4,929

	December 31, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 621	$ 621
Non-working capital loans	0	0	3,889	3,889
Commercial real estate and multi-family
residential loans:
Owner occupied loans	0	0	1,195	1,195
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	62	62
Total impaired loans	$ 0	$ 0	$ 5,767	$ 5,767
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 5,842	$ 5,842

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2017:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 3,511	Collateral based	Discount to reflect	38%	(23% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate and	1,142	Collateral based	Discount to reflect	38%	(3% - 59%)
multi-family residential loans		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	201	Collateral based	Discount to reflect	17%
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
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
			current market conditions

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $7.8 million, with a valuation allowance of $2.9 million at September 30, 2017, resulting in a net reduction in the provision for loan losses of $800,000 and $200,000, respectively, in the three and nine months ended September 30, 2017.  At September 30, 2016, impaired loans had a gross carrying amount of $6.7 million, with a valuation allowance of $2.4 million, resulting in a net decrease in the provision for loan losses of $100,000 and $0 for the three and nine months ended September 30, 2016.

Other real estate owned measured at fair value less costs to sell, at both September 30, 2017 and September 30, 2016, had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, all of which was written down during 2012.

The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items which are not financial instruments are not included.

	September 30, 2017
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 129,833	$ 127,698	$ 2,134	$ 0	$ 129,832
Securities available for sale	536,547	1,008	534,921	618	536,547
Real estate mortgages held for sale	4,456	0	4,533	0	4,533
Loans, net	3,589,755	0	0	3,559,890	3,559,890
Federal Home Loan Bank stock	10,352	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	13,123	8	2,564	10,551	13,123
Financial Liabilities:
Certificates of deposit	(1,392,089)	0	(1,398,348)	0	(1,398,348)
All other deposits	(2,481,901)	(2,481,901)	0	0	(2,481,901)
Securities sold under agreements
to repurchase	(63,888)	0	(63,888)	0	(63,888)
Other short-term borrowings	0	0	0	0	0
Long-term borrowings	(30)	0	(31)	0	(31)
Subordinated debentures	(30,928)	0	0	(31,202)	(31,202)
Standby letters of credit	(669)	0	0	(669)	(669)
Accrued interest payable	(5,439)	(134)	(5,301)	(4)	(5,439)

	December 31, 2016
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 167,280	$ 165,385	$ 1,899	$ 0	$ 167,284
Securities available for sale	504,191	1,003	502,518	670	504,191
Real estate mortgages held for sale	5,915	0	5,994	0	5,994
Loans, net	3,427,209	0	0	3,411,121	3,411,121
Federal Home Loan Bank stock	8,102	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	11,687	3	2,688	8,996	11,687
Financial Liabilities:
Certificates of deposit	(1,163,818)	0	(1,169,905)	0	(1,169,905)
All other deposits	(2,414,094)	(2,414,094)	0	0	(2,414,094)
Securities sold under agreements
to repurchase	(50,045)	0	(50,045)	0	(50,045)
Other short-term borrowings	(180,000)	0	(180,005)	0	(180,005)
Long-term borrowings	(32)	0	(34)	0	(34)
Subordinated debentures	(30,928)	0	0	(31,194)	(31,194)
Standby letters of credit	(323)	0	0	(323)	(323)
Accrued interest payable	(5,676)	(93)	(5,580)	(3)	(5,676)

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

Securities sold under agreements to repurchase of $63.9 million and $50.0 million, which mature on demand, are secured by mortgage-backed securities with a carrying amount of $87.1 million and $98.0 million at September 30, 2017 and December 31, 2016, respectively.  Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(dollars in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Interest cost	$ 26	$ 27	$ 10	$ 10	$ 78	$ 79	$ 30	$ 34
Expected return on plan assets	(35)	(34)	(16)	(17)	(107)	(104)	(47)	(53)
Recognized net actuarial (gain) loss	46	33	20	20	139	101	60	60
Net pension expense (benefit)	$ 37	$ 26	$ 14	$ 13	$ 110	$ 76	$ 43	$ 41

The Company previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to contribute $355,000 to its pension plan and $41,000 to its Supplemental Executive Retirement Plan ("SERP") in 2017.  The Company has contributed $197,000 to its pension plan and $41,000 to its SERP as of September 30, 2017.  The Company does not expect to make any additional contributions to its pension plan or SERP during the remainder of 2017.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at September 30, 2017 and December 31, 2016.

September 30, 2017
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net
Assets
Interest Rate Swap Derivatives	$ 2,672	$ 0	$ 2,672	$ 0	$ 0	$ 2,672
Total Assets	$ 2,672	$ 0	$ 2,672	$ 0	$ 0	$ 2,672
Liabilities
Interest Rate Swap Derivatives	$ 2,825	$ 0	$ 2,825	$ 0	$ (2,200)	$ 625
Repurchase Agreements	63,888	0	63,888	(63,888)	0	0
Total Liabilities	$ 66,713	$ 0	$ 66,713	$ (63,888)	$ (2,200)	$ 625

December 31, 2016
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net
Assets
Interest Rate Swap Derivatives	$ 2,645	$ 0	$ 2,645	$ 0	$ 0	$ 2,645
Total Assets	$ 2,645	$ 0	$ 2,645	$ 0	$ 0	$ 2,645
Liabilities
Interest Rate Swap Derivatives	$ 2,735	$ 0	$ 2,735	$ 0	$ (1,330)	$ 1,405
Repurchase Agreements	50,045	0	50,045	(50,045)	0	0
Total Liabilities	$ 52,780	$ 0	$ 52,780	$ (50,045)	$ (1,330)	$ 1,405

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares outstanding for basic earnings per common share	25,193,894	25,069,434	25,176,593	25,044,596
Dilutive effect of stock options, awards and warrants	462,509	388,458	464,149	374,288
Weighted average shares outstanding for diluted earnings per common share	25,656,403	25,457,892	25,640,742	25,418,884

Basic earnings per common share	$ 0.63	$ 0.54	$ 1.82	$ 1.54
Diluted earnings per common share	$ 0.62	$ 0.53	$ 1.78	$ 1.52

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2016	$ (722)	$ (1,665)	$ (2,387)
Other comprehensive income before reclassification	2,749	0	2,749
Amounts reclassified from accumulated other comprehensive income (loss)	(31)	121	90
Net current period other comprehensive income	2,718	121	2,839
Balance at September 30, 2017	$ 1,996	$ (1,544)	$ 452

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2015	$ 3,836	$ (1,694)	$ 2,142
Other comprehensive income (loss) before reclassification	(4,518)	(101)	(4,619)
Amounts reclassified from accumulated other comprehensive income (loss)	(40)	130	90
Net current period other comprehensive income (loss)	(4,558)	29	(4,529)
Balance at December 31, 2016	$ (722)	$ (1,665)	$ (2,387)

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2017 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ 0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(66)	Salaries and employee benefits
Tax effect	26	Income tax expense
	(40)	Net of tax
Total reclassifications for the period	$ (40)	Net income

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2016 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ 0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(53)	Salaries and employee benefits
Tax effect	21	Income tax expense
	(32)	Net of tax
Total reclassifications for the period	$ (32)	Net income

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2017 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ 52	Net securities gains (losses)
Tax effect	(21)	Income tax expense
	31	Net of tax
Amortization of defined benefit pension items	(199)	Salaries and employee benefits
Tax effect	78	Income tax expense
	(121)	Net of tax
Total reclassifications for the period	$ (90)	Net income

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2016 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ 52	Net securities gains (losses)
Tax effect	(21)	Income tax expense
	31	Net of tax
Amortization of defined benefit pension items	(161)	Salaries and employee benefits
Tax effect	64	Income tax expense
	(97)	Net of tax
Total reclassifications for the period	$ (66)	Net income

NOTE 11.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2018 and the Company expects to adopt this new accounting standard using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. The Company's revenue is split between net interest income and noninterest income at a ratio of approximately 80% to 20%, respectively. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, many of our revenue contracts will not be affected based on our current assessment. Our accounting policies will not change materially since the principles of revenue recognition from the Update are largely consistent with existing guidance and current practices applied by the Company. The Company has not identified material changes to the timing or amount of revenue recognition, but will provide qualitative disclosures of performance obligations and will continue to evaluate disaggregation for significant categories of revenue in the scope of the guidance.

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

In March 2016, the FASB issued new guidance related to employee share-based payment accounting. This standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company adopted this new standard effective January 1, 2017.  The adoption of this new standard could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise.  For the nine months ended September 30, 2017, adopting this new standard  resulted in $964,000  in income tax benefit offsetting income tax expense and current tax liability due to the vesting of  restricted stock and performance stock units.

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

In August 2017, the Financial Accounting Standards Board issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company's financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 on January 1, 2019.  ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements

NOTE 12. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders' equity as previously reported.

ITEM 2 ‑ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first nine months of 2017 was $45.7 million, up 18.5% from $38.6 million for the comparable period of 2016.  Diluted income per common share was $1.78 in the first nine months of 2017, up 17.1% from $1.52 in the comparable period of 2016.  Annualized return on average total equity was 13.73% in the first nine months of 2017 versus 12.51% in the comparable period of 2016.  Annualized return on average total assets was 1.39% in the first nine months of 2017 versus 1.29% in the comparable period of 2016.  The average equity to average assets ratio was 10.14% in the first nine months of 2017 versus 10.32% in the comparable period of 2016.

Net income in the third quarter of 2017 was $15.8 million, up 17.4% from $13.5 million for the comparable period of 2016.  Diluted income per common share was $0.62 in the third quarter of 2017, up 17.0% from $0.53 in the comparable period of 2016.  Annualized return on average total equity was 13.71% in the third quarter of 2017 versus 12.67% in the comparable period of 2016.  Annualized return on average total assets was 1.41% in the third quarter of 2017 versus 1.29% in the comparable period of 2016.  The average equity to average assets ratio was 10.26% in the third quarter of 2017 versus 10.20% in the comparable period of 2016.

Total assets were $4.454 billion as of September 30, 2017 versus $4.290 billion as of December 31, 2016, an increase of $164.2 million, or 3.8%.  This increase was primarily due to a $162.5 million increase in net loans as well as a $32.4 million increase in securities available for sale.  The increases were somewhat offset by a $37.4 million decrease in cash and cash equivalents.  The increase in assets was funded through growth in deposits of $296.1 million as well as increases in equity of $35.4 million.  The increases were somewhat offset by decreased short-term borrowings of $166.2 million.

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

The assessment of whether a decline exists that is other-than-temporary involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If, in management's judgment, other-than-temporary impairment exists, the cost basis of the security will be written down to the computed net present value, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment).

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and nine months ended September 30, 2017 and 2016 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Income Statement Summary:
Net interest income	$ 34,620	$ 29,719	$ 100,500	$ 87,574
Provision for loan losses	450	0	1,150	0
Noninterest income	9,497	9,018	26,547	24,128
Noninterest expense	20,269	18,759	59,669	54,589
Other Data:
Efficiency ratio (1)	45.94%	48.43%	46.97%	48.87%
Dilutive EPS	$ 0.62	$ 0.53	$ 1.78	$ 1.52
Tangible capital ratio (2)	10.32%	10.11%	10.32%	10.11%
Net charge-offs/(recoveries) to average loans	(0.05%)	0.05%	(0.02%)	0.03%
Net interest margin	3.35%	3.08%	3.32%	3.17%
Noninterest income to total revenue	21.53%	23.28%	20.90%	21.60%

(1)	Noninterest expense/Net interest income plus Noninterest income
(2)	Non-GAAP financial measure. See reconciliation below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Total Equity	$ 462,516	$ 427,380	$ 462,516	$ 427,380
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,860	1,832	1,860	1,832
Tangible Common Equity	459,406	424,242	459,406	424,242

Total Assets	$ 4,454,236	$ 4,197,320	$ 4,454,236	$ 4,197,320
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,860	1,832	1,860	1,832
Tangible Assets	4,451,126	4,194,182	4,451,126	4,194,182

Tangible Common Equity/Tangible Assets	10.32%	10.11%	10.32%	10.11%

Net Income

Net income was $45.7 million in the first nine months of 2017, an increase of $7.1 million, or 18.5%, versus net income of $38.6 million in the first nine months of 2016. Net interest income increased $12.9 million, or 14.8%, to $100.5 million versus $87.6 million in the first nine months of 2016. Net interest income increased primarily due to a 10.1% increase in average earning assets.  An increase of $371.2 million, or 13.0%, in average commercial loans from the first nine months of 2016 was the primary reason for the increase in average earning assets over the past twelve months, which reflects our continuing strategic focus on commercial lending.  The net interest margin increased 15 basis points to 3.32% in the first nine months of 2017 compared to 3.17% for the first nine months of 2016.

Net income was $15.8 million in the third quarter of 2017, an increase of $2.3 million, or 17.4%, versus net income of $13.5 million in the third quarter of 2016. Net interest income increased $4.9 million, or 16.5%, to $34.6 million versus $29.7 million in the third quarter of 2016. Net interest income increased primarily due to a 7.6% increase in average earning assets, driven by an increase of 12.0% in the commercial loan portfolio.  In addition, net interest income increased as a result of the increases in the federal funds rate by 0.25% in December 2016 and both March and June of 2017.  The net interest margin was 3.35% in the third quarter of 2017 versus 3.08% in 2016. The higher margin reflected an increase in loan and securities yields, which more than offset the increase in the cost of funds.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Nine Months Ended September 30,
	2017			2016
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$ 3,551,475	$ 110,044	4.14%	$ 3,164,126	$ 92,086	3.89%
Tax exempt (1)	19,984	785	5.25	11,756	493	5.61
Investments: (1)
Available for sale	527,740	12,795	3.24	489,269	11,389	3.11
Short-term investments	5,965	20	0.45	6,302	4	0.08
Interest bearing deposits	30,721	178	0.77	83,795	291	0.46
Total earning assets	$ 4,135,885	$ 123,822	4.00%	$ 3,755,248	$ 104,263	3.71%
Less: Allowance for loan losses	(44,367)			(43,342)
Nonearning Assets
Cash and due from banks	110,903			106,725
Premises and equipment	54,610			49,033
Other nonearning assets	133,604			122,358
Total assets	$ 4,390,635			$ 3,990,022

Interest Bearing Liabilities
Savings deposits	$ 273,428	$ 307	0.15%	$ 262,289	$ 340	0.17%
Interest bearing checking accounts	1,384,256	6,974	0.67	1,270,320	4,142	0.44
Time deposits:
In denominations under $100,000	238,910	2,115	1.18	249,047	2,151	1.15
In denominations over $100,000	1,009,565	9,326	1.24	942,917	7,288	1.03
Miscellaneous short-term borrowings	211,745	1,329	0.84	94,128	283	0.40
Long-term borrowings and
subordinated debentures	30,958	986	4.26	30,960	866	3.74
Total interest bearing liabilities	$ 3,148,862	$ 21,037	0.89%	$ 2,849,661	$ 15,070	0.71%
Noninterest Bearing Liabilities
Demand deposits	772,738			702,735
Other liabilities	23,854			25,829
Stockholders' Equity	445,181			411,797
Total liabilities and stockholders' equity	$ 4,390,635			$ 3,990,022

Interest Margin Recap
Interest income/average earning assets		123,822	4.00		104,263	3.71
Interest expense/average earning assets		21,037	0.68		15,070	0.54
Net interest income and margin		$ 102,785	3.32%		$ 89,193	3.17%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2017 and 2016. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses.  Taxable equivalent basis adjustments were $2.3 million and $1.6 million in the nine-month periods ended September 30, 2017 and 2016, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2017 and 2016, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended September 30,
	2017			2016
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$ 3,595,753	$ 38,630	4.26%	$ 3,233,394	$ 31,538	3.88%
Tax exempt (1)	21,871	312	5.66	11,600	164	5.62
Investments: (1)
Available for sale	536,444	4,364	3.23	500,384	3,747	2.98
Short-term investments	6,633	8	0.48	6,885	4	0.23
Interest bearing deposits	35,340	88	0.99	148,388	181	0.49
Total earning assets	$ 4,196,041	$ 43,402	4.10%	$ 3,900,651	$ 35,634	3.63%
Less: Allowance for loan losses	(45,018)			(43,402)
Nonearning Assets
Cash and due from banks	122,429			122,811
Premises and equipment	56,716			50,921
Other nonearning assets	134,400			121,352
Total assets	$ 4,464,568			$ 4,152,333

Interest Bearing Liabilities
Savings deposits	$ 274,514	$ 103	0.15%	$ 270,136	$ 103	0.15%
Interest bearing checking accounts	1,365,617	2,636	0.77	1,261,390	1,362	0.43
Time deposits:
In denominations under $100,000	240,444	746	1.23	243,148	696	1.14
In denominations over $100,000	1,042,543	3,552	1.35	1,068,341	2,871	1.07
Miscellaneous short-term borrowings	235,212	588	0.99	59,133	37	0.25
Long-term borrowings and
subordinated debentures	30,958	344	4.41	30,960	291	3.74
Total interest bearing liabilities	$ 3,189,288	$ 7,969	0.99%	$ 2,933,108	$ 5,360	0.73%
Noninterest Bearing Liabilities
Demand deposits	793,185			768,095
Other liabilities	24,021			27,772
Stockholders' Equity	458,074			423,358
Total liabilities and stockholders' equity	$ 4,464,568			$ 4,152,333

Interest Margin Recap
Interest income/average earning assets		43,402	4.10		35,634	3.63
Interest expense/average earning assets		7,969	0.75		5,360	0.55
Net interest income and margin		$ 35,433	3.35%		$ 30,274	3.08%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2017 and 2016. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses.  Taxable equivalent basis adjustments were $813,000 and $555,000 in the three-month periods ended September 30, 2017 and 2016, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2017 and 2016, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

The following table shows fluctuations in net interest income attributable to changes in average balances of assets and liabilities and the yields earned or rates paid for the nine-month and three-month periods ended September 30, 2017 and 2016.

	Nine months ended September 30th			Three months ended September 30th
	2017 Over (Under) 2016 (1)			2017 Over (Under) 2016 (1)
	Attributable to		Total	Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income (2)
Loans:
Taxable	$11,750	$ 6,208	$17,958	$ 3,723	$ 3,369	$ 7,092
Tax exempt	325	(33)	292	147	1	148
Investments:
Available for sale	920	486	1,406	281	336	617
Short-term investments	0	16	16	0	4	4
Interest bearing deposits	(244)	131	(113)	(199)	106	(93)
Total interest income	12,751	6,808	19,559	3,952	3,816	7,768

Interest Expense
Savings deposits	14	(47)	(33)	2	(2)	0
Interest bearing checking accounts	400	2,432	2,832	121	1,153	1,274
Time deposits:
In denominations under $100,000	(89)	53	(36)	(8)	58	50
In denominations over $100,000	542	1,496	2,038	(71)	752	681
Miscellaneous short-term borrowings	559	487	1,046	275	276	551
Long-term borrowings and
subordinated debentures	0	120	120	0	53	53
Total interest expense	1,426	4,541	5,967	319	2,290	2,609
Net Interest Income	$11,325	$ 2,267	$13,592	$ 3,633	$ 1,526	$ 5,159

(1)
The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for the nine-month and three-month periods ended September 30, 2017 and 2016. The changes in net interest income are created by changes in interest rates and changes in the volumes of loans, investments, deposits and borrowings. In the table above, changes attributable to volume are computed using the change in volume from the prior year multiplied by the previous year's rate, and changes attributable to rate are computed using the change in rate from the prior year multiplied by the previous year's volume. The change in interest or expense due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2017 and 2016. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Net interest income increased $12.9 million, or 14.8%, for the nine months ended September 30, 2017 compared with the first nine months of 2016. The increased level of net interest income during the first nine months of 2017 was largely driven by an increase in average earning assets of $380.6 million, which resulted primarily from loan growth.  Average loans outstanding increased $395.6 million to $3.571 billion during the nine months ended September 30, 2017 compared to $3.176 billion during the same period of 2016, with most of the growth being in commercial loans.  The earning asset growth was funded through deposit growth and an increase in short-term borrowings.  Average short-term borrowings increased by $117.6 million, average interest bearing checking accounts increased by $113.9 million, average noninterest bearing demand deposits increased by $70.0 million and average time deposits increased by $56.5 million.

The tax equivalent net interest margin was 3.32% for the first nine months of 2017 compared to 3.17% during the first nine months of 2016.  The yield on earning assets totaled 4.00% during the nine months ended September 30, 2017 compared to 3.71% in the same period of 2016.  Cost of funds (expressed as a percentage of average earning assets) totaled 0.68% during the first nine months of 2017 compared to 0.54% in the same period of 2016.

Average earning assets increased by $295.4 million for the three months ended September 30, 2017 compared with the same period of 2016.  Average loans outstanding increased $372.6 million during the three months ended September 30, 2017 compared with the same period of 2016, with most of the growth being in commercial loans.  The earning asset growth was funded through a mix of deposit growth and short-term borrowings.  Average short-term borrowings increased by $176.1 million, average interest bearing deposits increased by $80.1 million and noninterest bearing demand deposits increased by $25.1 million.

The tax equivalent net interest margin was 3.35% for the third quarter of 2017 compared to 3.08% during the third quarter of 2016.  The yield on earning assets totaled 4.10% during the third quarter of 2017 compared to 3.63% in the same period of 2016, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.75% during the third quarter of 2017 compared to 0.55% in the same period of 2016.  Approximately $2.2 billion of total loans are variable rate loans as of September 30, 2017, primarily tied to variable indexes, and have repriced to higher interest rates as a result of the increases in the Federal Funds Rate in mid-December 2016, mid-March 2017 and mid-June 2017.  The benefit to loan yields as a result of the Federal Reserve Bank increases to the Federal Funds Rate has more than offset the increases to the cost of funds for the periods discussed.

Provision for Loan Losses

The Company recorded a provision for loan loss expense of $450,000 and $1.2 million, respectively, in the three-month and nine-month periods ended September 30, 2017 due to the increase in the loan portfolio, compared to no provision during the comparable periods of 2016.   The allowance for loan losses at September 30, 2017 represented 1.25% of the loan portfolio, versus 1.25% at June 30, 2017 and 1.31% at September 30, 2016.  The primary factor impacting the decision to record a provision in the first nine months of 2017 was the increasing size of the loan portfolio with consideration given to the decline in impaired loans and net charge-offs.  Additional factors considered by management included the continued stability in key loan quality metrics including appropriate reserve coverage of nonperforming loans, a decrease in historical loss percentages and stable economic conditions in the Company's markets, and changes in the allocation for specific watch list credits. Management's overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the nine-month and three-month periods ended September 30, 2017 and 2016 are shown in the following tables:

	Nine Months Ended
	September 30,
			Percent
(dollars in thousands)	2017	2016	Change
Wealth advisory fees	$ 4,005	$ 3,600	11.3%
Investment brokerage fees	950	752	26.3
Service charges on deposit accounts	10,027	8,776	14.3
Loan and service fees	5,850	5,835	0.3
Merchant card fee income	1,696	1,576	7.6
Bank owned life insurance	1,270	1,054	20.5
Other income	1,886	1,278	47.6
Mortgage banking income	811	1,205	(32.7)
Net securities gains (losses)	52	52	0
Total noninterest income	$ 26,547	$ 24,128	10.0%
Noninterest income to total revenue	20.90%	21.60%

	Three Months Ended
	September 30,
			Percent
(dollars in thousands)	2017	2016	Change
Wealth advisory fees	$ 1,471	$ 1,307	12.5%
Investment brokerage fees	330	252	31.0
Service charges on deposit accounts	3,631	3,153	15.2
Loan and service fees	2,060	2,105	(2.1)
Merchant card fee income	588	552	6.5
Bank owned life insurance	397	392	1.3
Other income	718	763	(5.9)
Mortgage banking income	302	494	(38.9)
Total noninterest income	$ 9,497	$ 9,018	5.3%
Noninterest income to total revenue	21.53%	23.28%

The Company's noninterest income increased 10.0% to $26.5 million for the nine months ended September 30, 2017 compared to $24.1 million in the prior year period. Noninterest income was positively impacted by a $1.3 million or 14.3% increase in service charges on deposit accounts primarily due to growth in fees from business accounts. In addition, wealth advisory fees increased by $405,000 or 11.3% and investment brokerage fees increased by $198,000 or 26.3%. Bank owned life insurance income increased $216,000 or 20.5% from the first nine months of 2016 to the first nine months of 2017 primarily due to increased revenue from variable life insurance contracts owned by the company. In addition, other income increased $608,000 or 47.6% compared to the first nine months of 2016. During the first quarter of 2016, other income was negatively impacted by credit valuation adjustment losses related to the company's swap arrangements, which account for $295,000 of the increase in other income from the first nine months of 2016 to the first nine months of 2017. In addition, a write down in the first quarter of 2016 of $226,000 to a property formerly used as a Lake City Bank branch negatively impacted other income in 2016. Noninterest income during the first nine months of 2017 was negatively impacted by a decrease of $394,000 or 32.7% in mortgage banking income resulting from lower mortgage loan originations as compared to the prior year period.  Total mortgages originated for sale in the secondary market totaled $42.9 million in the nine months ended September 30, 2017, compared to $49.2 million the comparable period of 2016.

The Company's noninterest income increased $479,000 or 5.3% to $9.5 million for the third quarter of 2017 versus $9.0 million for the third quarter of 2016. Noninterest income was positively impacted by a $478,000 increase in service charges on deposit accounts primarily due to growth in fees from business accounts. In addition, wealth advisory fees increased $164,000 or 12.6%, due to the growth in assets under management.  Noninterest income during the first three months of 2017 was negatively impacted by a decrease of $192,000 or 38.9% in mortgage banking income resulting from lower mortgage loan originations as compared to the prior year period.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2017 and 2016 are shown in the following tables:
	Nine Months Ended
	September 30,
			Percent
(dollars in thousands)	2017	2016	Change
Salaries and employee benefits	$ 34,214	$ 31,029	10.3%
Net occupancy expense	3,405	3,205	6.2
Equipment costs	3,413	2,828	20.7
Data processing fees and supplies	6,022	6,135	(1.8)
Corporate and business development	3,943	2,641	49.3
FDIC insurance and other regulatory fees	1,296	1,538	(15.7)
Professional fees	2,717	2,505	8.5
Other expense	4,659	4,708	(1.0)
Total noninterest expense	$ 59,669	$ 54,589	9.3%

	Three Months Ended
	September 30,
			Percent
(dollars in thousands)	2017	2016	Change
Salaries and employee benefits	$ 11,728	$ 10,832	8.3%
Net occupancy expense	1,131	1,068	5.9
Equipment costs	1,182	1,018	16.1
Data processing fees and supplies	2,032	1,983	2.5
Corporate and business development	1,245	1,021	21.9
FDIC insurance and other regulatory fees	443	458	(3.3)
Professional fees	962	819	17.5
Other expense	1,546	1,560	(0.9)
Total noninterest expense	$ 20,269	$ 18,759	8.0%

The Company's noninterest expense increased by $5.1 million or 9.3% to $59.7 million in the first nine months of 2017 compared to $54.6 million in the prior year period. The increase was driven by salaries and employee benefits, which increased by 10.3% or $3.2 million, primarily due to incentive-based compensation costs, increased health insurance cost, normal merit increases and staff additions related to the Company's continued growth and expansion. In addition, corporate and business development increased by 49.3%, or $1.3 million, primarily due to community support and donation expense of $850,000 and $499,000 of increased advertising expense. For the first nine months of 2017 and 2016, the Company's efficiency ratio was 47.0% and 48.9%, respectively

The Company's noninterest expense increased by 8.0% to $20.3 million in the third quarter of 2017 compared to $18.8 million in the third quarter of 2016. Salaries and employee benefits increased by 8.3% or $896,000 primarily due to incentive-based compensation costs, increased health insurance cost, normal merit increases and staff additions related to the Company's continued growth and expansion. Corporate and business development expense increased by $224,000 or 21.9%, primarily due to an increase in the third quarter of 2017 of advertising expense.  Equipment costs increased by $164,000 or 16.1%, driven by the company's branch expansion as well as remodeling of existing branches.  Professional fees increased by $143,000, or 17.5%, primarily due to fees related to the Company's advertising campaign.  The Company's efficiency ratio was 45.9% for the third quarter of 2017, compared to 48.4% for the third quarter of 2016 and 45.4% for the linked second quarter of 2017.

Income Taxes

The Company's income tax expense increased $2.0 million and $1.1 million, respectively, in the nine-month and three-month periods ended September 30, 2017, compared to the same periods in 2016.  The effective tax rate was 31.0% and 32.4%, respectively, in the nine-month and three-month periods ended September 30, 2017, compared to 32.5% for both of the comparable periods of 2016.  The decrease in the effective tax rate in the nine-month period ended September 30, 2017 was due to the Company adopting new FASB guidance related to employee share-based payment accounting effective January 1, 2017.  This standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  Adopting this standard resulted in the recognition of a $964,000 income tax benefit during the first nine months of 2017 related to vested employee share-based payments.  The Company's long-term incentive plans vest in January of each year on the third anniversary of the grant date and are subject to performance conditions.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.454 billion as of September 30, 2017, an increase of $164.2 million, or 3.8%, when compared to $4.290 billion as of December 31, 2016.  Overall asset growth was primarily driven by a $164.3 million, or 4.7%, increase in total loans to $3.635 billion at September 30, 2017 from $3.471 billion at December 31, 2016 and an increase of $32.4 million, or 6.4%, in securities available for sale to $536.5 million at September 30, 2017 from $504.2 million at December 31, 2016 due to securities purchases and an increase in unrealized gains.  A decrease of $37.4 million, or 22.4%, in cash and cash equivalents partially offset the overall growth of total assets.  Funding for the balance sheet growth came from a $296.1 million increase in deposits offset by a $166.2 million decrease in short-term borrowings.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents decreased by $37.4 million, or 22.4%, to $129.8 million at September 30, 2017, from $167.3 million at December 31, 2016.  Cash and cash equivalents decreased in order to fund growth in loans and securities.

Investment Portfolio

The amortized cost and the fair value of securities as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$ 991	$ 1,008	$ 990	$ 1,003
U.S. government sponsored agencies	5,473	5,433	6,312	6,241
Agency residential mortgage-backed securities	355,344	357,009	351,108	351,568
State and municipal securities	171,800	173,097	146,917	145,379
Total	$ 533,608	$ 536,547	$ 505,327	$ 504,191

At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders' equity.

Purchases of securities available for sale totaled $114.2 million in the first nine months of 2017.  The purchases consisted primarily of agency residential mortgage-backed securities.  Paydowns from prepayments and scheduled payments of $38.6 million were received in the first nine months of 2017, and the amortization of premiums, net of the accretion of discounts, was $2.3 million.  Sales of securities totaled $35.8 million in the first nine months of 2017.  Maturities and calls of securities totaled $9.6 million in the first nine months of 2017.  No other-than-temporary impairment was recognized in the first nine months of 2017.  Purchases of securities available for sale totaled $77.1 million in the first nine months of 2016.  The purchases consisted primarily of federally tax-exempt municipal securities.  Paydowns from prepayments and scheduled payments of $40.6 million were received in the first nine months of 2016, and the amortization of premiums, net of the accretion of discounts, was $2.2 million.  Sales of securities totaled $6.9 million in the first nine months of 2016.  Maturities and calls of securities totaled $11.6 million in the first nine months of 2016.  No other-than-temporary impairment was recognized in the first nine months of 2016.  The investment portfolio is managed by a third party firm to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company's exposure to risk to an acceptable level.  The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds under what is commonly referred to as the "Volcker Rule" of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale decreased by $1.5 million, or 24.7%, to $4.5 million at September 30, 2017, from $5.9 million at December 31, 2016.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  The Company generally sells all of the mortgage loans it originates on the secondary market.  Proceeds from sales totaled $58.7 million in the first nine months of 2017 compared to $50.1 million in the first nine months of 2016.

Loan Portfolio

The loan portfolio by portfolio segment as of September 30, 2017 and December 31, 2016 is summarized as follows:

					Current
	September 30,		December 31,		Period
(dollars in thousands)	2017		2016		Change
Commercial and industrial loans	$ 1,362,120	37.5%	$ 1,268,490	36.5%	$ 93,630
Commercial real estate and multi-family residential loans	1,410,214	38.8	1,300,923	37.5	109,291
Agri-business and agricultural loans	317,880	8.7	394,843	11.4	(76,963)
Other commercial loans	114,858	3.1	98,270	2.8	16,588
Consumer 1-4 family mortgage loans	363,814	10.0	347,834	10.0	15,980
Other consumer loans	67,545	1.9	61,308	1.8	6,237
Subtotal	3,636,431	100.0%	3,471,668	100.0%	164,763
Less: Allowance for loan losses	(45,497)		(43,718)		(1,779)
Net deferred loan fees	(1,179)		(741)		(438)
Loans, net	$ 3,589,755		$ 3,427,209		$ 162,546

Total loans, excluding real estate mortgage loans held for sale, increased by $164.8 million to $3.636 billion at September 30, 2017 from $3.472 billion at December 31, 2016.  The increase was concentrated in the commercial and commercial real estate categories and reflected the Company's long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas.  The increase was partially offset by seasonal declines in agri-business loans.

The following table summarizes the Company's non-performing assets as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 10,279	$ 6,633
Loans past due over 90 days and still accruing	73	53
Total nonperforming loans	$ 10,352	$ 6,686
Other real estate owned	115	153
Repossessions	40	11
Total nonperforming assets	$ 10,507	$ 6,850

Impaired loans including troubled debt restructurings	$ 16,679	$ 20,692

Nonperforming loans to total loans	0.28%	0.19%
Nonperforming assets to total assets	0.24%	0.16%

Performing troubled debt restructured loans	$ 5,601	$ 10,351
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	7,946	5,633
Total troubled debt restructured loans	$ 13,547	$ 15,984

Total nonperforming assets increased by $3.7 million, or 53.4%, to $10.5 million during the nine-month period ended September 30, 2017.  The increase in nonperforming assets was primarily due to two commercial relationships being placed in nonaccrual status.  One of the nonaccrual relationships is with a financial services firm and the second is with a manufacturer.

Net recoveries totaled $484,000 in the third quarter of 2017, versus net charge-offs of $394,000 during the third quarter of 2016 and net recoveries of $289,000 during the second quarter of 2017.

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

Total impaired loans decreased by $4.0 million, or 19.4%, to $16.7 million at September 30, 2017 from $20.7 million at December 31, 2016.  The decrease in the impaired loans category was primarily due to removing one commercial credit from impaired status due to improved performance as well as payments received on impaired commercial credits.

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

At September 30, 2017, the allowance for loan losses was 1.25% of total loans outstanding, versus 1.26% of total loans outstanding at December 31, 2016.  At September 30, 2017, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of September 30, 2017, on the basis of management's review of the loan portfolio, the Company had 79 credits totaling $161.1 million on the classified loan list versus 84 credits totaling $147.3 million on December 31, 2016. As of September 30, 2017, the Company had $83.3 million of assets classified as Special Mention, $79.1 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $74.3 million, $72.4 million, $0 and $0, respectively, at December 31, 2016.

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

The allowance for loan losses increased 4.1%, or $1.8 million, from $43.7 million at December 31, 2016 to $45.5 million at September 30, 2017.  Pooled loan allocations increased from $39.6 million at December 31, 2016 to $41.7 million at September 30, 2017, which was primarily due to management's view of current credit quality and the current economic environment.  Impaired loan allocations decreased $313,000 from $4.1 million at December 31, 2016 to $3.8 million at September 30, 2017 due primarily to a decrease in impaired loans.  The unallocated component of the allowance for loan losses increased $324,000 from $2.8 million at December 31, 2016 to $3.1 million at September 30, 2017.  While general trends in the overall economy and credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

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

Sources of Funds

The following table summarizes deposits and borrowings as of September 30, 2017 and December 31, 2016:

			Current
	September 30,	December 31,	Period
(dollars in thousands)	2017	2016	Change
Non-interest bearing demand deposits	$ 821,589	$ 819,803	$ 1,786
Savings and transaction accounts:
Savings deposits	269,977	268,970	1,007
Interest bearing demand deposits	1,390,335	1,325,320	65,015
Time deposits:
Deposits of $100,000 or more	1,149,152	924,825	224,327
Other time deposits	242,937	238,994	3,943
Total deposits	$ 3,873,990	$ 3,577,912	$ 296,078
FHLB advances and other borrowings	94,846	261,005	(166,159)
Total funding sources	$ 3,968,836	$ 3,838,917	$ 129,919

Deposits and Borrowings

Total deposits increased by $296.1 million, or 8.3%, from December 31, 2016.  The growth in deposits consisted of $97.8 million of growth in core deposits, which excludes brokered deposits, and an increase of $198.3 million in brokered deposits.  Total brokered deposits were $296.4 million at September 30, 2017 compared to $98.2 million at December 31, 2016.  The Company raised $150.0 million in brokered time deposits during the third quarter of 2017.  The brokered time deposits raised have a weighted average term of 1.7 years and a weighted average rate of 1.77%.  The Company used proceeds from the brokered deposits to reduce short-term borrowings.

Core deposit growth was comprised of increases in retail deposits of $107.1 million and in commercial deposits of $51.7 million, which were offset by a decrease in public fund deposits of $61.0 million.  Total public funds deposits, including public funds transaction accounts, were $1.146 billion at September 30, 2017 compared to $1.207 billion at December 31, 2016.

Total borrowings decreased by $166.2 million, or 63.7%, from December 31, 2016.  Most of the decrease resulted from the repayment of short-term advances from the Federal Home Loan Bank of Indianapolis.  The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Capital

As of September 30, 2017, total stockholders' equity was $462.4 million, an increase of $35.4 million, or 8.3%, from $427.0 million at December 31, 2016. In addition to net income of $45.7 million, other increases in equity during the first nine months of 2017 included $4.5 million in stock based compensation expense and $2.8 million in  accumulated other comprehensive income component of equity, which was driven by a net increase in the fair value of available-for-sale securities. Offsetting the increases to stockholders' equity were dividends paid in the amount of $15.9 million and $1.7 million in stock activity under equity compensation plans. The impact on equity by other comprehensive income is not included in regulatory capital.  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.  The final rules include a capital conservation buffer, comprised of common equity Tier 1 capital, which was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  The capital conservation buffer was 0.625% as of December 31, 2016 and 1.25% as of September 30, 2017.  As of September 30, 2017, the Company's capital levels remained characterized as "well-capitalized" under the new rules.  The actual capital amounts and ratios of the Company and the Bank as of September 30, 2017 and December 31, 2016, are presented in the table below:

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Total Capital (to Risk
Weighted Assets)
Consolidated	$532,583	13.58%	$313,804	8.00%	$362,836	9.25%	$392,256	10.00%
Bank	$516,260	13.19%	$313,026	8.00%	$361,936	9.25%	$391,282	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$486,996	12.42%	$235,353	6.00%	$284,385	7.25%	$313,804	8.00%
Bank	$470,674	12.03%	$234,769	6.00%	$283,680	7.25%	$313,026	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$456,996	11.65%	$176,515	4.50%	$225,547	5.75%	$254,966	6.50%
Bank	$470,674	12.03%	$176,077	4.50%	$224,987	5.75%	$254,334	6.50%
Tier I Capital (to Average Assets)
Consolidated	$486,996	10.92%	$178,425	4.00%	$178,425	4.00%	$223,031	5.00%
Bank	$470,674	10.59%	$177,726	4.00%	$177,726	4.00%	$222,157	5.00%

As of December 31, 2016:
Total Capital (to Risk
Weighted Assets)
Consolidated	$ 498,189	13.23%	$ 301,243	8.00%	$ 324,777	8.625%	$ 376,554	10.00%
Bank	$ 482,600	12.84%	$ 300,784	8.00%	$ 324,283	8.625%	$ 375,980	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$ 454,382	12.07%	$ 225,932	6.00%	$ 249,467	6.625%	$ 301,243	8.00%
Bank	$ 438,793	11.67%	$ 225,588	6.00%	$ 249,087	6.625%	$ 300,784	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$ 424,382	11.27%	$ 169,449	4.50%	$ 192,984	5.125%	$ 244,760	6.50%
Bank	$ 438,793	11.67%	$ 169,191	4.50%	$ 192,690	5.125%	$ 244,387	6.50%
Tier I Capital (to Average Assets)
Consolidated	$ 454,382	10.86%	$ 167,310	4.00%	$ 167,310	4.00%	$ 209,138	5.00%
Bank	$ 438,793	10.54%	$ 166,522	4.00%	$ 166,522	4.00%	$ 208,153	5.00%

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

Interest rate scenarios for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company's rate sensitive assets and liabilities at September 30, 2017. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

		Falling	Rising	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
Net interest income	$140,019	$124,832	$143,089	$146,123	$152,168	$163,976	$175,519
Variance from Base		($15,187)	$3,070	$6,104	$12,149	$23,957	$35,500
Percent of change from Base		-10.85%	2.19%	4.36%	8.68%	17.11%	25.35%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2017.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2017, there were no changes to the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2017 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	3,556	$ 46.50	0	$ 0
August 1-31	798	46.17	0	0
September 1-30	0	0	0	0

Total	4,354	$ 46.44	0	$ 0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2017 and September 30, 2016; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2017 and September 30, 2016; (iv) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2017 and September 30, 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: November 7, 2017	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: November 7, 2017	/s/ Lisa M. O'Neill
Lisa M. O'Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: November 7, 2017	/s/ Sarah J. Earls
Sarah J. Earls – Senior Vice President and Controller
(principal accounting officer)