Form 10-K
period 2017-12-31
LAKELAND FINANCIAL CORP
filed 2018-03-01
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such other period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer* [ ]	Smaller reporting company [ ]	Emerging growth company [ ]
*Do not check if a smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,091,976,162.

Number of shares of common stock outstanding at February 20, 2018: 25,286,064

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 10, 2018 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

The Company

Lakeland Financial Corporation ("Lakeland Financial"), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly-owned subsidiary Lake City Bank (the "Bank" and together with Lakeland Financial, the "Company"), a broad array of products and services throughout its Northern and Central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a wide variety of industries including, among others, commercial real estate, manufacturing, agriculture, construction, retail, wholesale, finance and insurance, accommodation and food services and health care. The Company's customer base is similarly diverse. The Company is not dependent upon any single industry or customer. At December 31, 2017, Lakeland Financial had consolidated total assets of $4.7 billion and was the fourth largest independent bank holding company headquartered in the State of Indiana.

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

Bank's Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2017 the Bank had 49 offices in fifteen counties throughout Northern and Central Indiana. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's activities cover all phases of commercial banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, and wealth advisory, trust and brokerage services.

We operate branch offices in four geographical markets concentrated in Northern Indiana and five full service offices in Central Indiana in the Indianapolis market. We have divided our Northern Indiana markets into three distinct regions, the North Region, the South Region and the East Region. Our most mature market, the South Region, includes Kosciusko County and several contiguous counties. Warsaw is this region's primary city. The Bank entered the North Region in 1990, which includes portions of Elkhart and St. Joseph counties. This region includes the cities of Elkhart, Goshen and South Bend. The North Region represents relatively older markets for us with nearly 25 years of business activity. We entered the East Region in 1999, which includes Allen and DeKalb counties. Fort Wayne represents the primary city in this market. We have experienced rapid commercial loan growth in this market over the past 15 years. We entered the Indianapolis market in 2006 with the opening of a loan production office in Hamilton County and opened a full service retail and commercial branch in late 2011. The Bank currently operates five branches in the Indianapolis footprint.

The Bank's business strategy is focused on building long-term relationships with its customers based on top quality service, high ethical standards and safe and sound lending. The Bank operates as a community-based financial services organization augmented by experienced, centralized support in select critical areas. The Bank's local market orientation is reflected in its regional management, which divides the Bank's market area into five distinct geographic regions each headed by a retail and commercial regional manager. This arrangement allows decision making to be as close to the customer as possible and enhances responsiveness to local banking needs. Despite this local market, community-based focus, the Bank offers many of the products and services available at much larger regional and national competitors. While our strategy encompasses all phases of traditional community banking, including consumer lending and wealth advisory and trust services, we focus on building expansive commercial relationships and developing retail and commercial deposit gathering strategies through relationship-based client services. Substantially all of the Bank's assets and income are located in and derived from the United States. At December 31, 2017, the Company had 539 full-time equivalent employees. The Company is not a party to any collective bargaining agreements, and employee relations are considered good.

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

Expansion Strategy. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 49 branches in fifteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to $4.7 billion, a compound annual growth rate of 11%. Mergers and acquisitions have not played a role in this growth as the Company's expansion strategy has been driven by organic growth. The Company has opened five de novo branches in the past five years and plans to continue expansion in the Indianapolis market.

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

•	changes in the scope and cost of FDIC insurance, the state of Indiana's Public Deposit Insurance Fund and other coverages;

•	the effects of the Tax Cuts and Jobs Act, including any effects on the housing market, and on the demand for home equity loans and other loan products that we offer;

•	changes in accounting policies, rules and practices;

•
the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and

•
the risks noted in the Risk Factors discussed under Item 1A of Part 1 of this Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the Company's other filings with the Securities and Exchange Commission (the "SEC").

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Internet Website

The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge in the Investor Relations section on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. All such documents filed with the SEC are also available for free on the SEC's website (www.sec.gov). The Company's Articles of Incorporation, Bylaws, Code of Conduct and the charters of its various committees of the Board of Directors are also available on the website.

SUPERVISION AND REGULATION
General

FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the Company's growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (the "DFI"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the FDIC and the Consumer Financial Protection Bureau (the "CFPB"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury ("Treasury") have an impact on the Company's business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company's operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company's business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to the Company's assets, the nature and amount of collateral for loans, the establishment of branches, the Company's ability to merge, consolidate and acquire, dealings with the Company's insiders and affiliates, and the Company's payment of dividends. We have experienced heightened regulatory requirements and scrutiny in reaction to the global financial crisis, and particularly following the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company's compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. Although these deregulatory trends continue to receive much discussion among the banking industry, lawmakers and the bank regulatory agencies, little substantive progress has been made to date. The true impact of proposed reforms remains difficult to predict with any certainty.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as "Basel I" adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as "Basel II," for large or "core" international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as "advanced approaches" banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. As most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This "standardized approach" increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the "Basel III Rule"). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than "small bank holding companies" (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution's Common Equity Tier 1 Capital.

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (as of January 1, 2018, it had phased in to 1.875%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until January 1, 2019.

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

As of December 31, 2017: (i) the Bank was not subject to a directive from the DFI or the Federal Reserve to increase its capital and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2017, the Company had regulatory capital in excess of the Federal Reserve's requirements and met the Basel III Rule requirements to be well-capitalized.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In order to maintain status as a financial holding company, both the bank holding company and its subsidiary bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act ("CRA") rating.The Company elected to, and continues to operate as, a financial holding company.

If the Federal Reserve determines that either the bank holding company or any of its subsidiary banks are not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any additional limitations on it believes to be appropriate. Furthermore, if the Federal Reserve determines that the subsidiary bank has not received a satisfactory CRA rating, the holding company would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, the Company is subject to the limitations of Indiana General Business Corporations Law, which prohibit the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.

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

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. The Company has consolidated assets greater than $1 billion and less than $50 billion and the Company is considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk. As of December 31, 2017, these rules remain in proposed form.

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

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company's proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution's deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.28% on June 30, 2017. If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation ("FICO") assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO's authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO's outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2017 was 0.540 basis points (54 cents per $100 dollars of assessable deposits).

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank's total assets. During the year ended December 31, 2017, the Bank paid supervisory assessments to the DFI totaling approximately $187,000.

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

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these tests only apply to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions. The Company continues to review its liquidity risk management policies in light of the LCR and NSFR.

Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators. Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank is conducting quarterly commercial real estate stress testing.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years. Moreover, the payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2017. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See "—Regulatory Emphasis on Capital" above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions must address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. Indiana banks, such as the Bank, have the authority under Indiana law to establish branches anywhere in the State of Indiana, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches has historically been permitted only in those states the laws of which expressly authorize such expansion. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or to acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2018, the first $16.0 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $16.0 million to $122.3 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $122.3 million, the reserve requirement is 3% up to $122.3 million plus 10% of the aggregate amount of total transaction accounts in excess of $122.3 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance ("CRE Guidance") provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks' levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. Based on the Bank's loan portfolio as of December 31, 2017, it did not exceed the 300% guideline for commercial real estate loans.

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

The Company does not currently expect the CFPB's rules to have a significant impact on the Bank's operations, except for higher compliance costs.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

A downturn in the general economic or business conditions, nationally or in markets where our business is concentrated, could have an adverse effect on our business, results of operations and financial condition.

Our success depends upon the business activity, population, employment rates, income levels, deposits and real estate activity in our markets in northern and central Indiana. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, diminish the ability of our customers to repay their loans to us, decrease the value of any collateral securing our loans and generally adversely affect our financial condition and results of operations. While economic conditions in our markets have generally improved since the nationwide recession in 2008 and 2009 there can be no guarantee that they will continue to do so, or that they will be as strong as national economic conditions. Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge - offs and delinquencies, which could require further increases in our provision for loan losses.

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

At December 31, 2017, our allowance for loan losses as a percentage of total loans was 1.23% and as a percentage of total nonperforming loans was 501%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans, we cannot predict loan losses with certainty and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $1.419 billion, or approximately 37.1% of our total loan portfolio, as of December 31, 2017. Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Whenever practical, we require a personal guarantee on commercial and industrial loans. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could adversely affect our business, results of operations and growth prospects.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were $1.445 billion, or approximately 37.8% of our total loan portfolio as of December 31, 2017. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Our loan portfolio has a notable concentration in agri-business, which has a higher level of uncontrolled risk.

Our agri-business loans, which totaled $382.8 million, or approximately 10.0% of our total loan portfolio as of December 31, 2017, are subject to risks outside of our or the borrower's control. These risk, specific to the agricultural industry, include decreases in livestock and crop prices, increases in labor and seed prices, increase in stockpiles of agricultural commodities, the strength of the U.S. dollar and the nature of weather conditions. To the extent these or other factors affect the performance or financial condition of our agri-business borrowers, our results of operations and financial performance could suffer.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2017, consumer loans totaled $74.4 million, or 2.0% of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

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

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest-bearing assets, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, i.e. when short-term interest rates increase more than corresponding changes in long-term interest rates or when long-term interest rates decrease more than corresponding changes in short-term interest rates.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans as borrowers refinance their mortgages at lower rates.

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

Although the Federal Reserve Bank has raised the target fed funds rate range to 1.25%-1.50%, short-term interest rates have remained at their historically low levels for a prolonged period. If long-term interest rates do not rise as quickly as short-term rates, we could experience net interest margin compression. This would have a material adverse effect on our net interest income and our results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, which adversely affects our net income and returns on assets and equity, increases our loan administration costs and adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its current fair market value at the time of transfer, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and our regulatory capital requirements may increase in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income and provision expense may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

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

Approximately 32% of our deposits are concentrated in public funds from a small number of municipalities and government agencies. A shift in funding away from public fund deposits would likely increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, are higher-cost, less favorable deposits. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank's liquidity and could materially impact our ability to grow and remain profitable.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities and municipal securities. The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

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

We have a continuing need to adapt to technological change and we may not have the resources to effectively implement new technology.

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

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors, cyber-attacks, and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, results of operations and financial condition.
We may be adversely affected by changes in U.S. tax laws and regulations.
The Tax Cuts and Jobs Act was enacted in December 2017. While the Company is expected to benefit from the decrease in the federal corporate income tax rate from 35% to 21%, several changes could adversely affect our customers, including a cap on the deductibility of state and local income taxes, lower limits on the deductibility of mortgage interest and the elimination of deductions for new home equity loans. These changes could make it more difficult for borrowers to make their loan payments, reduce the demand for certain of our loan products, and could also negatively impact the housing market, which could adversely affect our financial condition and results of operations.
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

	2017			2016
			Cash			Cash
	High*	Low*	Dividend	High* ^	Low* ^	Dividend ^
Fourth quarter	$52.43	$45.26	$0.220	$48.88	$33.98	$0.190
Third quarter	$49.22	$41.30	$0.220	$37.74	$30.21	$0.187
Second quarter	$48.70	$41.38	$0.220	$33.27	$28.94	$0.187
First quarter	$48.32	$39.68	$0.190	$31.03	$26.53	$0.163

*   The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

^ Share and per share data has been adjusted for a 3-for-2 stock split on July 25, 2016 paid in the form of a stock dividend on August 5, 2016.

The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol "LKFN" in August 1997. Currently, the Company's common stock is listed for trading on the Nasdaq Global Select Market under the symbol "LKFN". On February 20, 2018, the Company had approximately 363 stockholders of record.

The Company paid dividends on its common stock as set forth in the table above. The Company's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See "Supervision and Regulation – Dividend Payments" for additional information.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2017 for (i) all compensation plans previously approved by the Company's stockholders and (ii) all compensation plans not previously approved by the Company's stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
	Number of securities to be	Weighted-average	for future issuance
	issued upon exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans
Equity compensation plans
approved by security
holders(1)(2)(3)	7,500	$16.03	987,178

Equity compensation plans
not approved by security
holders	0	0.00	0
Total	7,500	$16.03	987,178

(1)  Lakeland Financial Corporation 2008 Equity Incentive Plan adopted on May 14, 2008 by the Board of Directors.
(2)  Lakeland Financial Corporation 2013 Equity Incentive Plan adopted on April 9, 2013 by the Board of Directors.
(3)  Lakeland Financial Corporation 2017 Equity Incentive Plan adopted on April 12, 2017 by the Board of Directors.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total return of the Company, the Nasdaq Market Index, and the SNL U.S. Bank Nasdaq Index.
Lakeland Financial Corporation

Total Return Performance
Lakeland Financial Corporation
Nasdaq Composite Index
SNL U.S. Bank Nasdaq Index
Index Value
350
300
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

INDEX	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Lakeland Financial Corporation	$100.00	$153.81	$175.24	$192.16	$299.71	$312.63
Nasdaq Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank Nasdaq Index	100.00	143.73	148.86	160.70	222.81	234.58

The above returns assume $100 invested on December 31, 2012 and dividends were reinvested.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

10/01/17-10/31/17	0	$0.00	0	$0.00
11/01/17-11/30/17	756	48.90	0	0.00
12/01/17-12/31/17	0	0.00	0	0.00

Total	756	$48.90	0	$0.00

The shares purchased during the quarter were credited to the deferred share accounts of nine nonemployee directors under the Company's directors' deferred compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands except share and per share data)	2017	2016	2015	2014	2013
Ending period balances
Assets	$4,682,976	$4,290,025	$3,766,286	$3,443,284	$3,175,764
Deposits	4,008,655	3,577,912	3,183,421	2,873,120	2,546,068
Loans	3,818,459	3,470,927	3,080,929	2,762,320	2,535,098
Allowance for loan losses	47,121	43,718	43,610	46,262	48,797
Total equity	468,667	427,067	392,901	361,385	321,964
Average balances
Total assets	$4,443,106	$4,039,719	$3,597,190	$3,318,271	$3,009,738
Earning assets	4,183,112	3,799,963	3,384,178	3,141,290	2,838,457
Investments	530,275	493,656	476,153	475,068	474,711
Loans	3,610,908	3,225,635	2,885,568	2,650,678	2,343,422
Total deposits	3,757,209	3,477,816	3,088,598	2,797,929	2,505,341
Interest bearing deposits	2,967,902	2,753,466	2,478,674	2,299,578	2,087,870
Interest bearing liabilities	3,178,439	2,872,691	2,589,915	2,461,352	2,265,303
Total equity	450,796	416,034	378,106	343,135	310,627
Income statement data
Net interest income	$135,892	$118,481	$105,927	$102,303	$90,439
Net interest income-fully tax equivalent	139,015	120,719	107,902	104,232	92,235
Provision for loan loss	3,000	1,150	0	0	0
Non-interest income	36,009	32,864	31,479	30,053	30,737
Non-interest expense	79,267	72,978	68,206	66,166	62,778
Net income	57,330	52,084	46,367	43,805	38,839
Per share data *
Basic net income per common share	$2.28	$2.08	$1.86	$1.77	$1.57
Diluted net income per common share	2.23	2.05	1.84	1.74	1.55
Cash dividends declared per common share	0.85	0.73	0.63	0.55	0.38
Dividend payout	38.12%	35.61%	34.36%	31.42%	24.46%
Book value per common share	18.60	17.01	15.74	14.55	13.03
Basic weighted average common shares outstanding	25,181,208	25,056,095	24,926,354	24,803,295	24,654,197
Diluted weighted average common shares outstanding	25,663,381	25,460,727	25,245,569	25,172,183	24,951,507
Key ratios
Return on average assets	1.29%	1.29%	1.29%	1.32%	1.29%
Return on average total equity	12.72%	12.52%	12.26%	12.77%	12.50%
Equity to average assets	10.15%	10.30%	10.51%	10.34%	10.32%
Net interest margin	3.33%	3.18%	3.19%	3.32%	3.25%
Efficiency	46.11%	48.22%	49.64%	49.99%	51.81%
Asset Quality
Net charge offs to average loans	-0.01%	0.03%	0.09%	0.10%	0.11%
Loan loss reserve to total loans	1.23%	1.26%	1.42%	1.67%	1.92%
Loan loss reserve to nonperforming loans	500.91%	653.31%	334.04%	337.51%	203.79%
Nonperforming assets to total loans	0.25%	0.20%	0.43%	0.51%	0.96%
Other Data
Full-time equivalent employees	539	524	518	496	497
Offices	49	48	47	46	45
* Share and per share data has been adjusted for a 3-for-2 stock split on July 25, 2016 in the form of a stock dividend on August 5, 2016.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in 2017 was $57.3 million, up 10.1% from $52.1 million in 2016 and up from $46.4 million in 2015. Diluted net income per common share was $2.23 in 2017, $2.05 in 2016 and $1.84 in 2015. Return on average total assets has remained consistent at 1.29% in 2017, 2016 and 2015. Return on average common shareholders' equity was 12.72% in 2017 versus 12.52% in 2016 and 12.26% in 2015. The dividend payout ratio with respect to diluted earnings per share was 38.12% in 2017, 35.61% in 2016 and 34.36% in 2015. The equity to average assets ratio was 10.15% in 2017 compared to 10.30% in 2016 and 10.51% in 2015.

Net income in 2017 was positively impacted by a $17.4 million increase in net interest income and a $3.1 million increase in noninterest income. Offsetting this positive impact was a $6.3 million increase in noninterest expense and a $1.9 million increase in the provision for loan losses. In addition, income tax expense increased $7.2 million from 2016. As a result of the Tax Cuts and Jobs Act that was enacted into law on December 22, 2017, the Company revalued its net deferred tax asset position to reflect the reduction in its federal corporate income tax rate from 35% to 21%. This revaluation resulted in a non-cash, non-operating and non-recurring income tax expense adjustment of approximately $4.1 million, or $0.16 per diluted share, for the year ending December 31, 2017.

Net income in 2016 was positively impacted by a $12.6 million increase in net interest income and a $1.4 million increase in noninterest income. Offsetting this positive impact was a $4.8 million increase in noninterest expense and a $1.2 million increase in the provision for loan losses.

Total assets were $4.683 billion as of December 31, 2017 versus $4.290 billion as of December 31, 2016, an increase of $393.0 million or 9.2%. This increase was primarily due to a $347.5 million increase in total loans.

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

The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for loan losses that generally includes consideration of the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers' ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. With respect to specific allocation levels for individual credits, management considers the amounts and timing of expected future cash flows and the current valuation of collateral as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, allocations are assigned based upon historical experience unless the rate of loss is expected to be greater than historical losses as noted below. A detailed analysis is performed on loans that are classified but determined not to be impaired which incorporates different scenarios where the risk that the borrower will be unable or unwilling to repay its debt in full or on time is combined with an estimate of loss in the event the borrower cannot pay to develop non-specific allocations for such loan pools. These allocations may be adjusted based on the other factors cited above. An appropriate level of general allowance for pooled loans is determined after considering the following: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentration, new industry lending activity and general economic conditions. It is also possible that the following could affect the overall process: social, political, economic and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for loan losses deemed adequate to cover probable losses inherent in the loan portfolio.

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

RESULTS OF OPERATIONS

Overview

In 2017 and 2016, the Company continued to grow loans and deposits organically, in its geographic footprint of northern Indiana and in Indianapolis. The Company opened its fifth branch in Indianapolis in early 2017 bringing the total number of branches in Indiana to 49 as of December 31, 2017. The Company's profitability has been positively impacted by growth in loans and deposits. In addition, asset quality has remained strong. The core banking contributions to noninterest income of deposit, loan and wealth management fee income continued to grow in 2017. Overall, expense growth has reflected the continued investment in people, technology and our branch infrastructure. The outlook for 2018 includes plans for continued organic loan and deposit growth, a disciplined credit philosophy and investment in the Company.

Selected income statement information for the years ended December 31, 2017, 2016 and 2015 is presented in the following table.

(dollars in thousands)	2017	2016	2015
Income Statement Summary:
Net interest income	$135,892	$118,481	$105,927
Provision for loan losses	3,000	1,150	0
Noninterest income	36,009	32,864	31,479
Noninterest expense	79,267	72,978	68,206
Other Data:
Efficiency ratio (1)	46.11%	48.22%	49.64%
Dilutive EPS (2)	$2.23	$2.05	$1.84
Tangible capital ratio (3)	9.93%	9.89%	10.36%
Net charge-offs to average loans	-0.01%	0.03%	0.09%
Net interest margin	3.33%	3.18%	3.19%
Noninterest income to total revenue	20.95%	21.71%	22.91%

(1)	Noninterest expense/Net interest income plus Noninterest income
(2)	Per share data has been adjusted for a 3-for-2 stock split on July 25, 2016 paid in the form of a stock dividend on August 5, 2016.
(3)
Tangible common equity, tangible assets, and the tangible capital ratio are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets from the calculation of stockholders' equity, net of deferred tax. Tangible assets are calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets, net of deferred tax. The tangible capital ratio is calculated by dividing tangible common equity by tangible assets.

Net Income

Net income was $57.3 million in 2017, an increase of $5.2 million, or 10.1%, versus net income of $52.1 million in 2016. The increase in net income from 2016 to 2017 was primarily due to the increase in net interest income in the amount of $17.4 million, or 14.7%, to $135.9 million versus $118.5 million in 2016. In addition, noninterest income increased $3.1 million to $36.0 million offset by increases in noninterest expenses, provision expense, and income tax expense of $6.3 million, $1.9 million, and $7.2 million, respectively. Of the $7.2 million increase in income tax expense, the revaluation of the Company's net deferred tax asset position resulted in a non-cash, non-operating and non-recurring income tax provision of $4.1 million for federal income taxes as a result of the Tax Cuts and Jobs Act that was enacted into law on December 22, 2017.

Net income was $52.1 million in 2016, an increase of $5.7 million, or 12.3%, versus net income of $46.4 million in 2015. The increase in net income from 2015 to 2016 was primarily due to the increase in net interest income in the amount of $12.6 million, or 11.9%, to $118.5 million versus $105.9 million in 2015. In addition, noninterest income increased $1.4 million to $31.5 million offset by increases in noninterest expenses, provision expense, and income tax expense of $4.8 million, $1.2 million, and $2.3 million, respectively.

Net Interest Income

The following table presents a three-year average balance sheet and, for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.

THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2017			2016			2015
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,589,734	$150,295	4.19%	$3,213,188	$124,830	3.88%	$2,872,937	$110,097	3.83%
Tax exempt (1)	21,174	1,103	5.21	12,447	687	5.52	12,631	692	5.48
Investments: (1)
Available for sale	530,275	17,069	3.23	493,656	15,319	3.10	476,153	13,666	2.87
Short-term investments	5,565	27	0.49	6,007	14	0.23	5,229	4	0.08
Interest bearing deposits	36,364	327	0.90	74,665	339	0.45	17,229	55	0.32
Total earning assets	$4,183,112	$168,821	4.04%	$3,799,963	$141,189	3.72%	$3,384,179	$124,514	3.68%
Less: Allowance for loan losses	(44,849)			(43,274)			(45,256)
Nonearning Assets
Cash and due from banks	114,967			110,104			99,902
Premises and equipment	55,141			49,782			43,510
Other nonearning assets	134,735			123,144			114,855
Total assets	$4,443,106			$4,039,719			$3,597,190

Interest Bearing Liabilities
Savings deposits	$272,811	$401	0.15%	$264,669	$441	0.17%	$233,361	$457	0.20%
Interest bearing checking accounts	1,401,216	9,999	0.71	1,282,257	5,654	0.44	1,232,101	4,769	0.39
Time deposits:
In denominations under $100,000	241,170	2,927	1.21	246,971	2,832	1.15	279,604	3,321	1.19
In denominations over $100,000	1,052,705	13,699	1.30	959,569	10,017	1.04	733,608	6,868	0.94
Miscellaneous short-term borrowings	179,579	1,446	0.81	88,265	352	0.40	80,279	188	0.23
Long-term borrowings and
subordinated debentures (4)	30,958	1,334	4.31	30,960	1,174	3.79	30,962	1,009	3.26
Total interest bearing liabilities	$3,178,439	$29,806	0.94%	$2,872,691	$20,470	0.71%	$2,589,915	$16,612	0.64%
Noninterest Bearing Liabilities
Demand deposits	789,307			724,350			609,924
Other liabilities	24,564			26,644			19,245
Stockholders' Equity	450,796			416,034			378,106
Total liabilities and stockholders' equity	$4,443,106			$4,039,719			$3,597,190

Interest Margin Recap
Interest income/average earning assets		168,821	4.04		141,189	3.72		124,514	3.68
Interest expense/average earning assets		29,806	0.71		20,470	0.54		16,612	0.49
Net interest income and margin		$139,015	3.33%		$120,719	3.18%		$107,902	3.19%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2017, 2016 and 2015. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $3.1 million, $2.2 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2017, 2016 and 2015, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.
(4)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2015.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

	2017 Over (Under) 2016 (1)			2016 Over (Under) 2015 (1)
	Attributable to		Total	Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income (2)
Loans:
Taxable	$15,312	$10,153	$25,465	$13,200	$1,533	$14,733
Tax exempt	457	(41)	416	(10)	5	(5)
Investments:
Available for sale	1,165	585	1,750	515	1,138	1,653
Short-term investments	(1)	14	13	1	9	10
Interest bearing deposits	(232)	220	(12)	252	32	284
Total interest income	16,701	10,931	27,632	13,958	2,717	16,675

Interest Expense
Savings deposits	13	(53)	(40)	57	(73)	(16)
Interest bearing checking accounts	567	3,778	4,345	200	685	885
Time deposits:
In denominations under $100,000	(68)	163	95	(377)	(112)	(489)
In denominations over $100,000	1,040	2,642	3,682	2,293	856	3,149
Miscellaneous short-term borrowings	551	543	1,094	20	144	164
Long-term borrowings and
subordinated debentures	0	160	160	0	165	165
Total interest expense	2,103	7,233	9,336	2,193	1,665	3,858
Net Interest Income (tax equivalent)	$14,598	$3,698	$18,296	$11,765	$1,052	$12,817

(1)
The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2017, 2016 and 2015. The changes in net interest income are created by changes in interest rates and changes in the volumes of loans, investments, deposits and borrowings. In the table above, changes attributable to volume are computed using the change in volume from the prior year multiplied by the previous year's rate, and changes attributable to rate are computed using the change in rate from the prior year multiplied by the previous year's volume. The change in interest or expense due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2017, 2016 and 2015. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Net interest income increased by $17.4 million to $135.9 million in 2017 compared to 2016, primarily due to a 10.1% increase in average earning assets in 2017, driven by an increase of 12.5% in the average commercial loan portfolio, which reflects our continuing strategic focus on commercial lending. The net interest margin increased to 3.33% in 2017 versus 3.18% in 2016, due to higher yields on average earning assets, which more than offset an increase in the cost of interest bearing liabilities during 2017. During 2016, net interest income increased by $12.6 million to $118.5 million, primarily due to a 12.3% increase in average earning assets, driven by an increase of 12.1% in the average commercial loan portfolio. The net interest margin decreased to 3.18% in 2016 versus 3.19% in 2015, due to an increase in the cost of interest bearing liabilities, which more than offset an increase in earning asset yields during 2016.

Growth in the commercial loan portfolio accounted for most of the growth in loans, as well as total earning assets, during both 2017 and 2016, and positively impacted total interest income. Management believes that the growth in the loan portfolio will likely continue in a measured, but prudent, fashion as a result of our continued strategic focus on commercial and industrial lending, as well as commercial real estate lending. In addition, management believes its organic growth strategy of continued expansion in its current geographic footprint and in Indianapolis will provide continued loan growth opportunities. Growth in average loans of $385.3 million was funded through an increase in interest bearing deposits. Average interest bearing deposit accounts increased $214.4 million. In addition, average demand deposits increased $65.0 million in 2017.

The increase in the Company's yields on average earning assets during 2017 and 2016 resulted from increases in market rates overall, including increases in loan portfolio yields during both years. Market rates were impacted by four Federal Reserve Bank increases of 25 basis points each in the Federal Funds rate, which occurred in December 2016, March 2017, September 2017, and December 2017. Yields on commercial loans increased in 2017, as a result of higher market interest rates. During 2017 management continued to focus on growing the commercial portfolio in a prudent and responsible manner. The cost of funds was also impacted by the rising rate environment during 2017, with the largest impact in public fund interest bearing checking and time deposit accounts. During 2017, the Company marketed two deposit specials in certificates of deposit and money market account products.

Provision for Loan Losses

The Company recorded provision for loan loss expense of $3.0 million due primarily to the increase in the loan portfolio. The 2017 provision expense compares to $1.2 million of provision expense recorded in 2016 and no provision expense recorded in 2015. The allowance for loan losses at December 31, 2017 was $47.1 million, which represented 1.23% of the loan portfolio, versus an allowance for loan losses of $43.7 million at the end of 2016, which represented 1.26% of the loan portfolio. The allowance for loan losses was $43.6 million at the end of 2015, which represented 1.42% of the loan portfolio. The provision in 2017 and 2016 was attributable to the increasing size of the loan portfolio with consideration to the level of nonperforming loans and net charge-offs (recoveries). Healthy economic conditions in 2017 and 2016 resulted in net charge-offs (recoveries) of ($403,000), or (0.01)% of average loans, and $1.0 million, or 0.03% of average loans, respectively. The lack of a provision in 2015 was attributable to a number of factors but was primarily a result of improvement in key loan quality metrics, including a decrease in net charge-offs, strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, stabilization in economic conditions in the Company's markets and general signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management's overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

The following table presents changes in the components of noninterest income for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2017	2016	2015	2017	2016
Wealth advisory fees	$5,481	$4,805	$4,531	14.1%	6.0%
Investment brokerage fees	1,273	1,010	1,507	26.0%	-33.0%
Service charges on deposit accounts	13,696	12,013	10,608	14.0%	13.2%
Loan and service fees	7,900	7,681	7,460	2.9%	3.0%
Merchant card fee income	2,279	2,098	1,843	8.6%	13.8%
Bank owned life insurance	1,768	1,392	1,338	27.0%	4.0%
Other income	2,598	2,213	2,974	17.4%	-25.6%
Mortgage banking income	982	1,586	1,176	-38.1%	34.9%
Net securities gains (losses)	32	66	42	-51.5%	57.1%
Total noninterest income	$36,009	$32,864	$31,479	9.6%	4.4%
Noninterest income to total revenue	20.9%	21.7%	22.9%

Noninterest income was $36.0 million in 2017 versus $32.9 million in 2016, an increase of $3.1 million, or 9.6%. The increase was primarily driven by a $1.7 million increase in service charges on deposit accounts driven by growth in fees from business accounts. In addition, wealth advisory fees increased $676,000, due to new business development as well as growth in assets managed for existing clients. Noninterest income was negatively impacted by decreases in mortgage banking income due to lower mortgage originations.

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

Noninterest Expense

The following table presents changes in the components of noninterest expense for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2017	2016	2015	2017	2016
Salaries and employee benefits	$45,510	$41,934	$38,923	8.5%	7.7%
Net occupancy expense	4,595	4,266	3,820	7.7%	11.7%
Equipment costs	4,629	3,850	3,598	20.2%	7.0%
Data processing fees and supplies	8,233	8,148	7,592	1.0%	7.3%
Corporate and business development	4,744	3,328	3,173	42.5%	4.9%
FDIC insurance and other regulatory fees	1,798	2,001	2,044	-10.1%	-2.1%
Professional fees	3,574	3,208	2,794	11.4%	14.8%
Other expense	6,184	6,243	6,262	-0.9%	-0.3%
Total noninterest expense	$79,267	$72,978	$68,206	8.6%	7.0%

Noninterest expense was $79.3 million in 2017 versus $73.0 million in 2016, an increase of $6.3 million, or 8.6%. Salaries and employee benefits increased by $3.6 million primarily due to higher performance incentive-based compensation costs, normal merit increases and staff additions related to the Company's continued growth and expansion. Corporate and business development expense increased primarily due to higher community support and donation expense, as well as higher advertising expense. Equipment costs increased driven by the Company's branch expansion and remodeling of existing branches and other offices.

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

Income Taxes

The Company recognized income tax expense in 2017 of $32.3 million, compared to $25.1 million in 2016, and $22.8 million in 2015. The effective tax rate in 2017 was 36.0% compared to 32.5% in 2016, and 33.0% in 2015. The effective tax rate was higher in 2017 compared to 2016 and 2015 due to the revaluation of its net deferred tax asset position causing a non-cash, non-operating and non-recurring income tax provision of $4.1 million for federal income taxes as a result of the Tax Cuts and Jobs Act that was enacted into law on December 22, 2017. This new law among other items, reduces the corporate income tax rate from 35% to 21%, effective January 1, 2018. This lower federal tax rate going forward will reduce the benefit provided by the Company's existing deferred tax items which, over the long-run, is expected to be offset by reduced income tax expense beginning January 1, 2018. Offsetting the additional expense taken in 2017 for the new law, was the impact of the Company's adoption of the new FASB guidance related to employee share-based payment accounting effective January 1, 2017. This standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Adopting this standard resulted in the recognition of a $964,000 income tax benefit during 2017 related to vested employee share-based payments. The Company's long-term incentive plans vest in January of each year on the third anniversary of the grant date and are subject to performance conditions. For a detailed analysis of the Company's income taxes see Note 13 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.683 billion as of December 31, 2017, an increase of $393.0 million, or 9.2%, when compared to $4.290 billion as of December 31, 2016. Total loans increased by $347.5 million, or 10.0%, to $3.818 billion at December 31, 2017 from $3.471 billion at December 31, 2016. Cash and cash equivalents increased by $8.9 million and available-for-sale securities increased by $34.3 million. Funding for the loan and investment growth came from a $430.7 million increase in total deposits in 2017 offset by a $79.4 million decrease in short-term borrowings. Most of the decrease in short-term borrowings resulted from the repayment of short-term advances from the Federal Home Loan Bank of Indianapolis. The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Uses of Funds

Investment Portfolio

The amortized cost and the fair value of securities as of December 31, 2017, 2016 and 2015 were as follows:

	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(fully tax equivalent basis dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$992	$997	$990	$1,003	$988	$1,003
U.S. government sponsored agencies	5,191	5,122	6,312	6,241	7,178	7,120
Mortgage-backed securities: residential	314,650	313,774	304,172	304,495	310,748	313,623
Mortgage-backed securities: commercial	44,208	44,211	46,936	47,073	47,236	47,049
State and municipal securities	172,375	174,389	146,917	145,379	105,753	109,276
Total debt securities available for sale	$537,416	$538,493	$505,327	$504,191	$471,903	$478,071

At year-end 2017, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders' equity. See Note 2 for more information on these investments.

Purchases of securities available for sale totaled $139.3 million in 2017, $116.2 million in 2016 and $91.8 million in 2015. The growth of the investment portfolio during the past three years serves to enhance liquidity for the Company and manage the level of interest rate risk in relation to the loan portfolio. Securities sales totaled $40.9 million in 2017, $12.1 million in 2016 and $7.8 million in 2015. Paydowns from prepayments and scheduled payments of $50.0 million, $56.4 million and $61.6 million were received in 2017, 2016 and 2015, and the amortization of premiums, net of the accretion of discounts, was $3.1 million, $2.9 million and $4.5 million, respectively. Maturities and calls of securities totaled $11.7 million, $12.9 million and $13.1 million in 2017, 2016 and 2015, respectively. No other-than-temporary impairment was recognized in 2017, 2016 or 2015. The investment portfolio is managed to provide for an appropriate balance between liquidity, credit risk, investment return and to limit the Company's exposure to risk to an acceptable level.

The weighted average yields and maturity distribution for the securities portfolio at December 31, 2017, were as follows:

	Within		After One		After Five Years		Over Ten
	One Year		Within Five Years		Within Ten years		Years
	Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
(fully tax equivalent basis, dollars in thousands)
U.S. Treasury securities	$0	0.00%	$997	2.00%	$0	0.00%	$0	0.00%
U.S. government sponsor agency	0	0.00%	0	0.00%	2,353	2.35%	2,769	2.38%
Mortgage-backed securities: residential	90	4.75%	29,487	3.08%	44,296	3.45%	239,901	3.24%
Mortgage-backed securities: commercial	0	0.00%	34,909	3.77%	9,302	3.17%	0	0.00%
State and municipal securities	1,578	4.84%	23,074	3.54%	36,149	3.91%	113,588	3.91%
Total Securities	$1,668	4.84%	$88,467	3.46%	$92,100	3.57%	$356,258	3.44%

The company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.

Real Estate Mortgage Loans HFS

Real estate mortgages held for sale decreased by $2.6 million to $3.3 million at December 31, 2017 from $5.9 million at December 31, 2016. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells almost all of the mortgage loans it originates on the secondary market. Proceeds from sales totaled $57.6 million in 2017, $68.7 million in 2016 and $63.6 million in 2015.

Loan Portfolio

The loan portfolio by class as of December 31, 2017, 2016, 2015, 2014 and 2013 was as follows:

(dollars in thousands)	2017	2016	2015	2014	2013
Commercial and industrial loans:
Working capital lines of credit loans	$743,609	$624,404	$581,025	$544,043	$457,690
Non-working capital loans	675,072	644,086	598,487	491,330	443,877
Total commercial and industrial loans	1,418,681	1,268,490	1,179,512	1,035,373	901,567
Commercial real estate and multi-family residential loans:
Construction and land development loans	224,474	245,182	230,719	156,636	157,630
Owner occupied loans	538,603	469,705	412,026	403,154	370,386
Nonowner occupied loans	508,121	458,404	407,883	394,458	394,748
Multi-family loans	173,715	127,632	79,425	71,811	63,443
Total commercial real estate and multi-family residential loans	1,444,913	1,300,923	1,130,053	1,026,059	986,207
Agri-business and agricultural loans:
Loans secured by farmland	186,437	172,633	164,375	137,407	133,458
Loans for agricultural production	196,404	222,210	141,719	136,380	120,571
Total agri-business and agricultural loans	382,841	394,843	306,094	273,787	254,029
Other commercial loans	124,076	98,270	85,075	75,715	70,770
Total commercial loans	3,370,511	3,062,526	2,700,734	2,410,934	2,212,573
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	179,302	163,155	158,062	145,167	125,444
Open end and junior lien loans	181,865	169,664	163,700	150,220	146,946
Residential construction and land development loans	13,478	15,015	9,341	6,742	4,640
Total consumer 1-4 family mortgage loans	374,645	347,834	331,103	302,129	277,030
Other consumer loans	74,369	61,308	49,113	49,541	46,125
Total consumer loans	449,014	409,142	380,216	351,670	323,155
Subtotal	3,819,525	3,471,668	3,080,950	2,762,604	2,535,728
Less: Allowance for loan losses	(47,121)	(43,718)	(43,610)	(46,262)	(48,797)
Net deferred loan fees	(1,066)	(741)	(21)	(284)	(630)
Loans, net	$3,771,338	$3,427,209	$3,037,319	$2,716,058	$2,486,301

The ratio of loans to total loans by portfolio segment as of December 31, 2017, 2016, 2015, 2014 and 2013 was as follows:

	2017	2016	2015	2014	2013

Commercial and industrial loans	37.14%	36.54%	38.28%	37.48%	35.55%
Commercial real estate and multi-family residential loans	37.83%	37.47%	36.68%	37.14%	38.89%
Agri-business and agricultural loans	10.02%	11.36%	9.93%	9.91%	10.02%
Other commercial loans	3.25%	2.83%	2.76%	2.74%	2.79%
Consumer 1-4 family mortgage loans	9.81%	10.02%	10.75%	10.94%	10.93%
Other consumer loans	1.95%	1.78%	1.60%	1.79%	1.82%
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

In 2017, net loan balances increased by $344.1 million to $3.771 billion, which is net of approximately $54.2 million in loans originated and sold and $88,000 transferred to other real estate in 2017. In 2016, loan balances increased by $389.9 million to $3.427 billion, which is net of approximately $70.0 million in loans originated and sold and $105,000 transferred to other real estate in 2016. In 2015, loan balances increased by $321.3 million to $3.037 billion, which is net of approximately $64.3 million in loans originated and sold and $853,000 transferred to other real estate in 2015.

The mix of loan types within the Company's portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This higher percentage of commercial loans to the total portfolio was a result of the Company's long standing strategic plan that is focused on organic expansion and growth in the commercial business. The owner-occupied commercial real estate loans tend to represent the real estate holding of our commercial and industrial loan customers. Another significant loan segment are loans to the agri-business sector, which has resulted in the Company becoming one of the largest agricultural lenders in the State of Indiana.

The residential construction and land development loans class included construction loans totaling $10.0 million, $11.4 million, $7.3 million, $5.3 million and $3.8 million as of December 31, 2017, 2016, 2015, 2014 and 2013. The Bank generally sells conforming mortgage loans which it originates on the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2017:

		Commercial
		Real Estate
		and	Agri-business		Consumer
	Commercial and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Total	Percent
Within one year	$795,218	$305,865	$215,522	$45,073	$16,348	$16,882	$1,394,908	36.52%
After one year, within five years	517,985	673,803	68,570	30,812	71,728	34,458	1,397,356	36.58
Over five years	100,556	461,624	98,467	48,191	285,993	23,029	1,017,860	26.65
Nonaccrual loans	4,922	3,621	282	0	576	0	9,401	0.25
Total loans	$1,418,681	$1,444,913	$382,841	$124,076	$374,645	$74,369	$3,819,525	100.00%

At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2017 amounted to $814.7 million and $1.105 billion, respectively.

Bank Owned Life Insurance

Bank owned life insurance increased by $1.9 million to $75.9 million at December 31, 2017 and by $4.3 million to $74.0 million at December 31, 2016 from $69.7 million at December 31, 2015. The increase during 2017 resulted from investment returns on the life insurance policies of pre-existing life insurance policies. The increases in 2016 and 2015 were primarily due to additional purchases of life insurance to help offset employee benefit plan expenses, which have continued to increase since 2002 due to the increased number of officers at the Bank. Bank owned life insurance provides investment income from the securities the life insurance is invested in and offsets benefit plan expenses.

Sources of Funds

The average daily deposits and borrowings together with the average rates paid on those deposits and borrowings for the years ended December 31, 2017, 2016 and 2015 are summarized in the following table:

							% Balance Change
	2017		2016		2015		From Prior Year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2017	2016
Noninterest bearing demand deposits	$789,307	0.00%	$724,350	0.00%	$609,924	0.00%	9%	19%
Savings and transaction accounts:
Savings deposits	272,811	0.15	264,669	0.17	233,361	0.20	3	13
Interest bearing demand deposits	1,401,216	0.71	1,282,257	0.44	1,232,101	0.39	9	4
Time deposits:
Deposits of $100,000 or more	1,052,705	1.30	959,569	1.04	733,608	0.94	10	31
Other time deposits	241,170	1.21	246,971	1.15	279,604	1.19	(2)	(12)
Total deposits	$3,757,209	0.72%	$3,477,816	0.54%	$3,088,598	0.49%	8%	13%
FHLB advances and other borrowings	210,537	1.32	119,225	1.28	111,241	1.08	77	7
Total funding sources	$3,967,746	0.75%	$3,597,041	0.57%	$3,199,839	0.52%	10%	12%

Time deposits as of December 31, 2017 will mature as follows:

	$100,000			% of
(dollars in thousands)	or more	Other	Total	Total
Within three months	$243,557	$26,555	$270,112	19.12%
Over three months, within six months	223,965	30,058	254,023	17.98
Over six months, within twelve months	364,811	84,091	448,902	31.78
Over twelve months	329,032	110,514	439,546	31.12
Total time certificates of deposit	$1,161,365	$251,218	$1,412,583	100.00%

Deposits

Average deposits increased by $279.4 million to $4.009 billion, comparing December 31, 2017 to December 31, 2016. The growth in deposits consisted of $216.1 million in core deposit growth with $65.0 million of the growth coming in the form of demand deposits. Average deposit growth was led by an increase of $95.1 million in commercial deposits. In addition, retail deposits and public funds deposits increased by $68.0 million and $52.9 million, respectively. The growth in deposits in 2017 resulted from increased deposit balances from new and existing customers, as well as an increased utilization of brokered deposits. The Company used brokered deposits to fund part of its loan growth, reduce short-term borrowings, and to help maintain its desired interest rate risk position.

Average deposits increased by $389.2 million to $3.578 billion, comparing December 31, 2016 to December 31, 2015. The growth in deposits consisted of $420.5 million in core deposit growth offset by a decrease of $31.3 million in brokered deposits. Average public funds time deposits increased by $293.6 million and average commercial demand deposits increased $94.8 million.

As previously noted, the Company has 32% funding from public fund entities which generally represent customers in the Company's geographic footprint. A shift in funding away from public fund deposits could require the Company to execute alternate funding plans under the Contingency Funding Plan discussed in further detail under "Liquidity Risk" below. The following table presents total deposits by portfolio segment as of December 31, 2017, 2016 and 2015:

(dollars in thousands)	2017	2016	2015
Retail	$1,506,738	$1,388,637	$1,337,195
Commercial	969,292	884,178	796,939
Public funds	1,263,649	1,206,920	901,247
Brokered deposits	268,976	98,177	148,040
	$4,008,655	$3,577,912	$3,183,421

Borrowings

During 2017, average total short-term borrowings increased by $91.3 million to $ 179.6 million, primarily due to an increase in advances with the Federal Home Loan Bank of Indianapolis ("FHLBI"). Ending balances of total short-term borrowings decreased $79.4 million during 2017 to $150.7 million, due to decreases in FHLBI advances offset by increases in securities sold under agreements to repurchase and brokered certificates of deposit. Short-term borrowings are used to fund short-term balance sheet growth due to the flexible nature of the financial instrument and allows the Company to prudently lend to commercial or retail borrowers when opportunities are presented. In September of 2017, the Company raised $150.0 million in brokered deposits and repaid all outstanding short-term borrowings.

During 2016, average total short-term borrowings increased by $8.0 million to $88.3 million, primarily due to an increase in advances with the FHLBI. Ending balances of total short-term borrowings increased by $90.4 million during 2016 to $230.0 million, due to increases in Federal Home Loan Bank of Indianapolis advances offset by decreases in securities sold under agreements to repurchase.

Capital

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and continuing growth in loans. The Company had a total risk-based capital ratio of 13.3%, a Tier I risk-based capital ratio of 12.1% and a common Tier 1 risk-based capital ratio of 11.4% as of December 31, 2017. These ratios met or exceeded the Federal Reserve's "well-capitalized" minimums of 10.0%, 8.0% and 6.5%, respectively. The Company also had a Tier 1 leverage ratio of 10.8% and a tangible equity ratio of 9.9%. See Note 16 – Capital Requirements for more information.

The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders' equity increased by 9.7% to $468.6 million as of December 31, 2017 from $427.0 million as of December 31, 2016. The Company earned $57.3 million in 2017 and $52.1 million in 2016. The Company declared cash dividends of $0.85 per share in 2017, which decreased equity by $21.4 million. The Company declared cash dividends of $0.73 per share in 2016, which decreased equity by $18.2 million. The change in accumulated other comprehensive income, largely due to changes in the fair values of available-for-sale securities, increased equity by $1.7 million in 2017 compared to a decrease of $4.5 million in 2016. The impact to equity due to other comprehensive income is not included in regulatory capital. Amortization of stock based compensation expense increased equity by $5.7 million in 2017 and $4.2 million in 2016.

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

Investment Portfolio

The Company's investment portfolio consists of Treasury securities, government agencies, and municipal bonds. During 2017, purchases in the securities portfolio consisted of primarily mortgage-backed securities and municipal bonds. As of December 31, 2017, the Company's investment in mortgage-backed securities represented approximately 66% of total securities consisting of Collateralized Mortgage Obligations ("CMOs"), Commercial Mortgage-Backed Securities ("CMBSs") and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company in 2017 were within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company's investment policy. The Company uses analytics provided by its third party portfolio advisor to evaluate and monitor all investments on a quarterly basis. Based upon these analytics as of December 31, 2017, the securities in the available for sale portfolio had approximately a 4.0 year effective duration with approximately a negative 13.89% change in market value in the event of a 300 basis point upward, instantaneous rate shock and an approximate positive 3.28% change in market value in the event of a 100 basis point downward, instantaneous rate shock. As of December 31, 2017, all mortgage-backed securities were performing in a manner consistent with management's ALCO modeled expectations at time of purchase.

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

There were no loan concentrations within industries, which exceeded ten percent of total loans, except commercial real estate, manufacturing and agri-business. Commercial real estate was $1.445 billion, or 37.8% of total loans, manufacturing was $503.2 million, or 13.2% of total loans, and agri-business was $382.8 million, or 10.0% of total loans, at December 31, 2017. Nearly all of the Bank's commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its geographic market areas and to diverse industries.

The following is a summary of nonperforming loans as of December 31, 2017, 2016, 2015, 2014 and 2013.

(dollars in thousands)	2017	2016	2015	2014	2013
Commercial and industrial loans
Past due accruing loans (90 days or more)	$0	$0	$0	$101	$0
Nonaccrual loans(1)	4,922	2,224	5,109	4,230	5,616
Subtotal nonperforming loans	4,922	2,224	5,109	4,331	5,616
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	3,621	3,723	7,174	7,204	15,459
Subtotal nonperforming loans	3,621	3,723	7,174	7,204	15,459
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	282	283	471	486	1,114
Subtotal nonperforming loans	282	283	471	486	1,114
Other commercial loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	0	0	0	30	0
Subtotal nonperforming loans	0	0	0	30	0
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	6	53	0	29	46
Nonaccrual loans(1)	341	409	301	1,576	1,605
Subtotal nonperforming loans	347	462	301	1,605	1,651
Other consumer loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	235	0	0	51	105
Subtotal nonperforming loans	235	0	0	51	105
Total nonperforming loans	$9,407	$6,692	$13,055	$13,707	$23,945
 (1) Includes nonaccrual troubled debt restructured loans.

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate owned and repossessions, the total of which amounted to $9.5 million and $6.9 million at December 31, 2017 and 2016, respectively. As of December 31, 2017, management believed that there were no significant foreseeable losses relating to nonperforming assets, except as discussed below.

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

Nonaccrual loans were 0.25% of total loans, at year end 2017 versus 0.19% of total loans, at year end 2016. There were 33 loans totaling $13.9 million classified as impaired as of December 31, 2017 versus 46 loans totaling $20.7 million at the end of 2016. The increase in nonaccrual loans during 2017 resulted primarily from the addition of two commercial relationships totaling $4.0 million offset by paydowns and improved performance resulting in removal from nonaccrual. Total nonperforming loans were $9.4 million, or 0.25% of total loans, at year end 2017 versus $6.7 million, or 0.19% of total loans, at the end of 2016.

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

As of December 31, 2017 and 2016, all non-homogenous loans on nonaccrual status were also on impaired status. There were $13.9 million and $20.7 million of loans classified as impaired as of December 31, 2017 and 2016.

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced below market rates and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2017, there were 42 loans totaling $10.6 million renegotiated as troubled debt restructurings and $3.9 million were modified in 2017. Of these loans, $7.7 million were included in nonaccrual loans in the previous table and the remaining $2.9 million were performing under their modified terms. As of December 31, 2016, there were 36 loans totaling $16.0 million renegotiated as troubled debt restructurings and $2.6 million were modified in 2016. Of these loans, $5.6 million were included in nonaccrual loans in the previous table and the remaining $10.4 million were performing under their modified terms. The Company has no commitments to lend additional funds to any of the borrowers.

The following is a summary of the loan loss experience for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

(dollars in thousands)	2017	2016	2015	2014	2013
Amount of loans outstanding, December 31,	$3,818,459	$3,470,927	$3,080,929	$2,762,320	$2,535,098
Average daily loans outstanding during the year ended December 31,	$3,610,908	$3,225,635	$2,885,568	$2,650,678	$2,343,422
Allowance for loan losses, January 1,	$43,718	$43,610	$46,262	$48,797	$51,445
Loans charged-off:
Commercial and industrial loans	842	801	1,320	1,441	1,062
Commercial real estate and multi-family residential loans	406	566	1,114	2,560	2,069
Agri-business and agricultural loans	0	0	0	-	200
Other commercial loans	0	0	122	0	0
Consumer 1-4 family mortgage loans	53	478	362	439	382
Other consumer loans	259	210	255	245	339
Total loans charged-off	1,560	2,055	3,173	4,685	4,052
Recoveries of loans previously charged-off:
Commercial and industrial loans	1,053	461	216	914	513
Commercial real estate and multi-family residential loans	671	336	107	928	377
Agri-business and agricultural loans	23	19	20	20	212
Other commercial loans	0	0	0	0	0
Consumer 1-4 family mortgage loans	99	107	52	153	126
Other consumer loans	117	90	126	135	176
Total recoveries	1,963	1,013	521	2,150	1,404
Net loans charged-off	(403)	1,042	2,652	2,535	2,648
Provision for loan loss charged to expense	3,000	1,150	0	0	0
Balance, December 31,	$47,121	$43,718	$43,610	$46,262	$48,797

Ratio of net charge-offs during the period to average daily loans outstanding:
Commercial and industrial loans	0.00%	0.01%	0.04%	0.02%	0.02%
Commercial real estate and multi-family residential loans	(0.01)	0.01	0.03	0.06	0.07
Agri-business and agricultural loans	0.00	0.00	0.00	0.00	0.00
Other commercial loans	0.00	0.00	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	0.00	0.01	0.01	0.01	0.01
Other consumer loans	0.00	0.00	0.01	0.01	0.01
Total ratio of net charge-offs	(0.01)%	0.03%	0.09%	0.10%	0.11%
Ratio of allowance for loan losses to nonperforming loans	500.91%	653.29%	334.05%	337.51%	203.79%

The following is a summary of the allocation for loan losses as of December 31, 2017, 2016, 2015, 2014 and 2013.

(dollars in thousands)	2017	2016	2015	2014	2013
Allocated allowance for loan losses:
Commercial and industrial loans	$21,097	$20,272	$21,564	$22,785	$21,005
Commercial real estate and multi-family residential loans	14,714	13,452	12,473	14,153	18,556
Agri-business and agricultural loans	4,920	3,532	2,445	1,790	1,682
Other commercial loans	577	461	574	276	391
Consumer 1-4 family mortgage loans	2,768	2,827	3,395	3,459	3,046
Other consumer loans	379	387	319	483	608
Total allocated allowance for loan losses	44,455	40,931	40,770	42,946	45,288
Unallocated allowance for loan losses	2,666	2,787	2,840	3,316	3,509
Total allowance for loan losses	$47,121	$43,718	$43,610	$46,262	$48,797
At December 31, 2017, the allowance for loan losses was 1.23% of total loans outstanding, versus 1.26% of total loans outstanding at December 31, 2016. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

At December 31, 2017, on the basis of management's review of the loan portfolio, the Company had 95 credits totaling $171.7 million on the classified loan list versus 97 credits totaling $148.6 million on December 31, 2016. As of December 31, 2017, the Company had $93.2 million of assets classified as Special Mention, $78.5 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $74.2 million, $72.4 million, $0 and $0, respectively at December 31, 2016.

Included in the classified loan amounts for December 31, 2017 above were the following troubled debt restructured loans: 17 mortgage loans totaling $1.2 million with total allocations of $210,000, and 25 commercial loans totaling $9.5 million with total allocations of $2.1 million. Included in the classified loan amounts for December 31, 2016 above were the following troubled debt restructured loans: 15 mortgage loans totaling $1.1 million with total allocations of $240,000, and 30 commercial loans totaling $14.9 million with total allocations of $2.7 million.

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

The allowance for loan losses increased 7.8%, or $3.4 million, from $43.7 million at December 31, 2016 to $47.1 million at December 31, 2017. Pooled loan allocations increased $4.4 million from $36.8 million at December 31, 2016 to $41.2 million at December 31, 2017, which was due to growth in the loan portfolio, management's view of current credit quality, and the current economic environment. Impaired loan allocations decreased $898,000 from $4.1 million at December 31, 2016 to $3.2 million at December 31, 2017. This decrease in specific allocations on impaired loans was primarily due to lower levels of impaired loans with similar reserve levels at 20-25% of impaired loans, which is determined based on collateral shortfalls of each individual loan. The unallocated component of the allowance for loan losses was $2.7 million at December 31, 2017, which was similar to $2.8 million reported at  December 31, 2016, primarily due to stabilization in the current economic conditions and the general improvement in our borrowers' performance and future prospects. While general trends in credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions, including the risk of an economic downturn.

The Company has experienced growth in total loans over the last several years with growth of $347.5 million, or 10.0%, from December 31, 2016 to December 31, 2017 and $390.0 million, or 12.7%, from December 31, 2015 to December 31, 2016. The concentration of this loan growth was in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

Economic conditions in the Company's markets have generally improved and stabilized, and management feels that the recovery is positively impacting its borrowers. Commercial real estate activity and manufacturing growth is continuing to occur in the Company's market area. The Company's continued growth strategy promotes diversification among industries, as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations.

Liquidity Risk

Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. Liquidity is monitored and closely managed by the ALCO Committee.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company's Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. The cash flow from the securities portfolio is expected to provide approximately $57.7 million of potential contingent funding in 2018.

The Company has approval of $1.711 billion in secondary funding sources available as of December 31, 2017, of which $345.0 million was utilized. The Company had $325.0 million of availability in federal funds lines with twelve correspondent banks, none of which was drawn on as of December 31, 2017. The Company has Board of Directors approval to borrow up to $800.0 million at the FHLB, but, given the Company's current collateral structure and outstanding borrowings as of December 31, 2017, the Company could have only borrowed up to $161.7 million under this authority based on utilization of $80.0 million at December 31, 2017. The Company also has additional collateral that could be pledged to the FHLB of $193.0 million as of December 31, 2017 to generate additional liquidity. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $220.5 million given its current collateral structure at the Federal Reserve Bank discount window program and the terms of these facilities at December 31, 2017. The Company also has established relationships in the brokered time deposit and brokered money market sectors, as well as the CDARS One-Way Buy program, to access these funds when desired with settlement of funds in one to two weeks' time.

The Company had all of its securities in the available for sale portfolio at December 31, 2017, allowing the Company maximum flexibility to sell securities to meet funding demands. Management believes the majority of the securities in the available for sale portfolio are of high quality and marketable. Approximately 67% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

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

The following table discloses information on the maturity of the Company's contractual long-term obligations. Certificates of deposit listed are those with original maturities of 1 year or more as of December 31, 2017.

	Payments Due by Period
		One year			After 5
(dollars in thousands)	Total	or less	1-3 years	3-5 years	years
Certificates of deposit	$533,070	$117,790	$343,494	$71,765	$21
Long-term debt	30	30	0	0	0
Operating leases	5,151	427	902	958	2,864
Pension and SERP plans	3,128	399	686	697	1,346
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long-term cash obligations	$572,307	$118,646	$345,082	$73,420	$35,159

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

The following table discloses information on the maturity of the Company's commitments.

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
(dollars in thousands)	Committed	or less	year
Unused loan commitments	$1,453,113	$882,327	$570,786
Commercial letters of credit	50	50	0
Standby letters of credit	71,046	54,416	16,630
Total commitments and letters of credit	$1,524,209	$936,793	$587,416

Interest Rate Risk

Interest rate risk is the risk that the estimated fair value of the Company's assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.

Interest rate risk represents the Company's primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Given the Company's mix of interest bearing liabilities and interest earning assets on December 31, 2017 and using changes in the interest rate environment over a one-year period, the net interest margin could be expected to decline in a falling interest rate environment and increase in a rising interest rate environment. Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board.

During 2017 the Federal Reserve Board's Federal Open Market Committee ("FOMC") raised interest rates by 25 basis points on three different occasions:  March, June and December. The December increase ended the year with the target federal funds rate at a range of 1.25% to 1.50% and marked the fifth rate increase overall since December 2015. The FOMC sees the economy on "solid" footing amid continued strengthening in the labor market and a further expansion of household spending, while acknowledging that overall inflation, as well as inflation expectations, remain low. The updated economic projections released at the December meeting continue to project three rate hikes in 2018, while there was no change in the inflation forecast for 2018 and beyond. The Company's yield on earning assets increased 32 basis points during 2017. Contributing to this increase was the impact of the three 25 basis point FOMC rate increases during the year, as well as investment prepayment penalty income received in the third quarter of 2017. The rate paid on deposit accounts and purchased funds increased 18 basis points for 2017 mainly due to increased rates paid on brokered deposits and public fund accounts, including transactional accounts and time deposit accounts, as these accounts are typically higher priced and more sensitive to interest rates, as well as Libor based funding in the form of subordinated debentures.

The combined result of the increase in the yield on earning assets and the increase in rates paid on deposits and purchased funds led to an increase in the net interest margin from 3.18% for 2016 to 3.33% for 2017. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2018 in response to economic conditions and a new FOMC chairperson, the results of the current administration changes to economic policy and laws, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services.

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

	2017
	Principal/Notional Amount Maturing in:
								Fair
								Value
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2017
Rate sensitive assets:
Fixed interest rate loans	$482,988	$298,317	$224,572	$128,221	$66,104	$86,848	$1,287,050	$1,272,000
Average interest rate	4.31%	4.38%	4.31%	4.33%	4.43%	4.60%
Variable interest rate loans	$1,416,439	$344,515	$208,122	$126,170	$121,755	$314,408	$2,531,409	$2,519,963
Average interest rate	4.17%	4.27%	4.07%	4.28%	4.18%	4.62%
Total loans	$1,899,427	$642,832	$432,694	$254,391	$187,859	$401,256	$3,818,459	$3,791,963
Average interest rate	4.20%	4.32%	4.19%	4.31%	4.27%	4.62%
Fixed interest rate securities	$82,548	$63,860	$58,761	$61,147	$52,556	$216,640	$535,512	$536,578
Average interest rate	2.99%	2.69%	2.62%	2.54%	2.65%	2.86%
Variable interest rate securities	$477	$341	$261	$200	$153	$472	$1,904	$1,915
Average interest rate	3.43%	3.52%	3.52%	3.52%	3.52%	3.52%
Other interest-bearing assets	$35,777	$0	$0	$0	$0	$0	$35,777	$35,777
Average interest rate	1.27%	0.00%	0.00%	0.00%	0.00%	0.00%
Total earning assets	$2,018,229	$707,033	$491,716	$315,738	$240,568	$618,368	$4,391,652	$4,366,233
Average interest rate	4.10%	4.17%	4.00%	3.96%	3.91%	4.00%
Rate sensitive liabilities:
Noninterest bearing checking	$29,866	$0	$0	$0	$88	$855,668	$885,622	$885,622
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$183,834	$80,036	$58,830	$330,315	$39,358	$1,018,077	$1,710,450	$1,710,450
Average interest rate	0.73%	0.48%	0.46%	1.35%	0.46%	0.65%
Time deposits	$973,037	$286,705	$72,116	$56,648	$23,971	$106	$1,412,583	$1,417,075
Average interest rate	1.40%	1.67%	1.85%	1.92%	2.13%	2.74%
Total deposits	$1,186,737	$366,741	$130,946	$386,963	$63,417	$1,873,851	$4,008,655	$4,013,147
Average interest rate	1.26%	1.41%	1.22%	1.43%	1.08%	0.35%
Fixed interest rate borrowings	$30	$0	$0	$0	$0	$0	$30	$31
Average interest rate	6.24%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable interest rate borrowings	$91,340	$5,807	$8,012	$45,493	$0	$30,928	$181,580	$181,850
Average interest rate	1.54%	0.50%	0.50%	0.50%	0.00%	4.70%
Total funds	$1,278,107	$372,548	$138,958	$432,456	$63,417	$1,904,779	$4,190,265	$4,195,028
Average interest rate	1.28%	1.39%	1.18%	1.33%	1.08%	0.42%
Cumulative rate sensitivity gap	$740,122	$334,485	$352,758	$(116,718)	$177,151	$(1,286,411)
Cumulative rate sensitivity gap ratio	$740,122	$1,074,607	$1,427,365	$1,310,647	$1,487,798	$201,387
at December 31, 2017	157.9%	189.8%	353.9%	73.0%	379.3%	32.5%
at December 31, 2016	164.7%	272.8%	406.4%	71.2%	234.7%	29.9%

The Company utilizes computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company's asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools: GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling, which are constructed, presented and monitored quarterly. Management believes that the Company's liquidity and interest sensitivity position at December 31, 2017, remained adequate to meet the Company's primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places a greater level of credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company's management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company's cumulative repricing GAP ratio as of December 31, 2017 for the next 12 months using a scenario in which interest rates remained unchanged was a negative 1.93% of earning assets.

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

Results for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company's rate sensitive assets and liabilities at December 31, 2017. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising	Rising	Rising	Rising
	Base	(100 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
(dollars in thousands)
Net interest income	$147,412	$132,760	$150,163	$153,137	$159,039	$170,663	$182,184
Variance from Base		$(14,652)	$2,751	$5,725	$11,627	$23,251	$34,772
Percent of change from Base		(9.94)%	1.87%	3.88%	7.89%	15.77%	23.59%

 For more information on the Company's interest rate sensitivity see the Interest Rate Risk discussion in Item 7. above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on "criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on "criteria established in Internal Control – Integrated Framework: (2013) issued by COSO."

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 1983.

South Bend, Indiana
February 28, 2018

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2017	2016
ASSETS
Cash and due from banks	$156,679	$142,408
Short-term investments	19,501	24,872
Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	176,180	167,280

Securities available for sale (carried at fair value)	538,493	504,191
Real estate mortgage loans held for sale	3,346	5,915

Loans, net of allowance for loan losses of $47,121 and $43,718 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,771,338	3,427,209

Land, premises and equipment, net	56,466	52,092
Bank owned life insurance	75,879	74,006
Federal Reserve and Federal Home Loan Bank Stock	13,772	11,522
Accrued interest receivable	14,093	11,687
Goodwill	4,970	4,970
Other assets	28,439	31,153
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$4,682,976	$4,290,025

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$885,622	$819,803
Interest bearing deposits	3,123,033	2,758,109
Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4,008,655	3,577,912

Borrowings
Securities sold under agreements to repurchase	70,652	50,045
Federal Home Loan Bank advances	80,030	180,032
Subordinated debentures	30,928	30,928
Total borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	181,610	261,005

Accrued interest payable	6,311	5,676
Other liabilities	17,733	18,365
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4,214,309	3,862,958

Commitments, off-balance sheet risks and contingencies (Notes 1 and 18)

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,194,903 shares issued and 25,025,933 outstanding as of December 31, 2017
25,096,087 shares issued and 24,937,865 outstanding as of December 31, 2016	108,862	104,405
Retained earnings	363,794	327,873
Accumulated other comprehensive income (loss)	(670)	(2,387)
Treasury stock, at cost (2017 - 168,970 shares, 2016 - 158,222 shares)	(3,408)	(2,913)
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	468,578	426,978
Noncontrolling interest	89	89
Total equity	468,667	427,067
Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$4,682,976	$4,290,025
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2017	2016	2015
NET INTEREST INCOME
Interest and fees on loans
Taxable	$150,295	$124,830	$110,097
Tax exempt	729	462	464
Interest and dividends on securities
Taxable	9,218	9,421	8,564
Tax exempt	5,102	3,885	3,355
Interest on short-term investments	354	353	59
Total interest income	165,698	138,951	122,539

Interest on deposits	27,026	18,944	15,415
Interest on borrowings
Short-term	1,446	352	188
Long-term	1,334	1,174	1,009
Total interest expense	29,806	20,470	16,612

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	135,892	118,481	105,927

Provision for loan losses	3,000	1,150	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	132,892	117,331	105,927

NONINTEREST INCOME
Wealth advisory fees	5,481	4,805	4,531
Investment brokerage fees	1,273	1,010	1,507
Service charges on deposit accounts	13,696	12,013	10,608
Loan and service fees	7,900	7,681	7,460
Merchant and interchange fee income	2,279	2,098	1,843
Bank owned life insurance income	1,768	1,392	1,338
Other income	2,598	2,213	2,974
Mortgage banking income	982	1,586	1,176
Net securities gains	32	66	42
Total noninterest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36,009	32,864	31,479

NONINTEREST EXPENSE
Salaries and employee benefits	45,510	41,934	38,923
Net occupancy expense	4,595	4,266	3,820
Equipment costs	4,629	3,850	3,598
Data processing fees and supplies	8,233	8,148	7,592
Corporate and business development	4,744	3,328	3,173
FDIC insurance and other regulatory fees	1,798	2,001	2,044
Professional fees	3,574	3,208	2,794
Other expense	6,184	6,243	6,262
Total noninterest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	79,267	72,978	68,206

INCOME BEFORE INCOME TAX EXPENSE	89,634	77,217	69,200
Income tax expense	32,304	25,133	22,833
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$57,330	$52,084	$46,367

BASIC WEIGHTED AVERAGE COMMON SHARES	25,181,208	25,056,095	24,926,354

BASIC EARNINGS PER COMMON SHARE	$2.28	$2.08	$1.86

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,663,381	25,460,727	25,245,569

DILUTED EARNINGS PER COMMON SHARE	$2.23	$2.05	$1.84
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

Years Ended December 31	2017	2016	2015
Net income	$57,330	$52,084	$46,367
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	2,245	(7,238)	(2,720)
Reclassification adjustment for (gains)/losses included in net income	(32)	(66)	(42)
Net securities gain (loss) activity during the period	2,213	(7,304)	(2,762)
Tax effect	(707)	2,746	1,131
Net of tax amount	1,506	(4,558)	(1,631)
Defined benefit pension plans:
Net gain(loss) on defined benefit pension plans	97	(151)	(325)
Amortization of net actuarial loss	265	215	244
Net gain (loss) activity during the period	362	64	(81)
Tax effect	(151)	(35)	24
Net of tax amount	211	29	(57)
Total other comprehensive income (loss), net of tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,717	(4,529)	(1,688)
Comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$59,047	$47,555	$44,679
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2015	24,698,431	$96,121	$263,345	$3,830	$(2,000)	$361,296

Net income			46,367			46,367
Other comprehensive income (loss), net of tax				(1,688)		(1,688)
Comprehensive income (loss)						44,679
Cash dividends declared, $0.63 per share			(15,710)			(15,710)
Treasury shares purchased under deferred
directors' plan	(16,356)	455			(455)	0
Stock activity under equity incentive plans	136,991	12				12
Stock based compensation expense		2,535				2,535
Balance at December 31, 2015	24,819,066	$99,123	$294,002	$2,142	$(2,455)	$392,812
Net income			52,084			52,084
Other comprehensive income (loss), net of tax				(4,529)		(4,529)
Comprehensive income (loss)						47,555
Cash dividends declared, $0.73 per share			(18,213)			(18,213)
Treasury shares purchased under deferred
directors' plan	(14,811)	458			(458)	0
Stock activity under equity incentive plans	133,646	614				614
Stock based compensation expense		4,210				4,210
Fractional shares retired due to 3-for-2 stock split	(36)
Balance at December 31, 2016	24,937,865	$104,405	$327,873	$(2,387)	$(2,913)	$426,978
Net income			57,330			57,330
Other comprehensive income (loss), net of tax				1,717		1,717
Comprehensive income (loss)						59,047
Cash dividends declared, $0.85 per share			(21,409)			(21,409)
Treasury shares purchased under deferred
directors' plan	(10,748)	495			(495)	0
Stock activity under equity incentive plans	98,816	(1,736)				(1,736)
Stock based compensation expense		5,698				5,698
Balance at December 31, 2017	25,025,933	$108,862	$363,794	$(670)	$(3,408)	$468,578

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2017	2016	2015
Cash flows from operating activities:
Net income	$57,330	$52,084	$46,367
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,119	4,229	3,758
Provision for loan losses	3,000	1,150	0
(Gain) Loss on sale and write down of other real estate owned	12	17	(48)
Amortization of loan servicing rights	599	598	553
Loans originated for sale	(54,188)	(69,998)	(64,346)
Net gain on sales of loans	(1,749)	(2,047)	(1,650)
Proceeds from sale of loans	57,621	68,692	63,601
Net loss on sale of premises and equipment	79	160	7
Net (gain) loss on sales and calls of securities available for sale	(32)	(66)	(42)
Net securities amortization	3,114	2,860	4,464
Stock based compensation expense	5,698	4,210	2,535
Earnings on life insurance	(1,768)	(1,392)	(1,338)
Tax benefit of stock option exercises	(964)	(669)	(148)
Net change:
Interest receivable and other assets	787	(1,386)	(398)
Interest payable and other liabilities	2,584	3,757	2,466
Total adjustments	19,912	10,115	9,414
Net cash from operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	77,242	62,199	55,781
Cash flows from investing activities:
Proceeds from sale of securities available for sale	40,877	12,095	7,787
Proceeds from maturities, calls and principal paydowns of
securities available for sale	61,745	69,343	74,679
Purchases of securities available for sale	(139,252)	(116,196)	(91,810)
Purchase of life insurance	(580)	(3,390)	(2,629)
Net increase in total loans	(347,217)	(391,145)	(322,114)
Proceeds from sales of land, premises and equipment	10	28	701
Purchases of land, premises and equipment	(9,582)	(9,825)	(9,167)
Proceeds from redemption of Federal Home Loan Bank Stock	0	0	1,745
Purchase of Federal Home Loan Bank Stock	(2,250)	(3,854)	0
Proceeds from sales of other real estate owned	199	136	963
Proceeds from life insurance	0	360	738
Net cash from investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(396,050)	(442,448)	(339,107)
Cash flows from financing activities:
Net increase in total deposits	430,743	394,491	310,301
Net increase/(decrease) in short-term borrowings	100,607	(19,577)	(55,785)
Proceeds on long-term borrowings	95,000	180,000	70,000
Payments on long-term borrowings	(275,002)	(70,002)	(35,001)
Common dividends paid	(21,396)	(18,200)	(15,697)
Preferred dividends paid	(13)	(13)	(13)
Proceeds (Payments) related to equity incentive plans	(1,736)	614	12
Purchase of treasury stock	(495)	(458)	(455)
Net cash from financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	327,708	466,855	273,362
Net change in cash and cash equivalents	8,900	86,606	(9,964)
Cash and cash equivalents at beginning of the year	167,280	80,674	90,638
Cash and cash equivalents at end of the year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$176,180	$167,280	$80,674
Cash paid during the year for:
Interest	$29,171	$18,567	$15,786
Income taxes	29,120	21,613	21,566
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	88	105	853
Security purchased not settled	0	1,459	0

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

The recorded investment in loans is the loan balance net of unamortized net deferred loan fees and costs less unamortized net deferred loan fees. The total amount of accrued interest on loans as of December 31, 2017 and 2016 was $11.0 million and $8.9 million.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. A detailed analysis is performed on loans that are classified but determined not to be impaired which incorporates different scenarios where the risk that the borrower will be unable or unwilling to repay its debt in full or on time is combined with an estimate of loss in the event the borrower cannot pay to develop non-specific allocations for such loan pools. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other environmental factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of, and trends in, delinquencies and impaired loans; levels of, and trends in, charge-offs and recoveries over the historical three and five year periods; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial and industrial, commercial real estate and multi-family residential, agri-business and agricultural, other commercial, consumer 1-4 family mortgage and other consumer. The risk characteristics of each of the identified portfolio segments are as follows:

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

favorable than those that would be offered for comparable new debt. Upon meeting these criteria, the loan is no longer individually evaluated for impairment and is no longer disclosed as a troubled debt restructuring.

Investments in Limited Partnerships:

The Company enters into and invests in limited partnerships in order to invest in affordable housing projects for the primary purpose of obtaining available tax benefits. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership's earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2017 and 2016 were $5.3 million and $5.1 million, respectively and are included with other assets in the consolidated balance sheet. The Company also has a commitment to fund an additional $1.0 million at December 31, 2017 in one of the limited partnerships compared to $1.3 million at December 31, 2016, which is included with other liabilities in the consolidated balance sheet.

Foreclosed Assets:

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2017 and 2016, the balance of other real estate owned was $40,000 and $153,000 and are included with other assets on the consolidated balance sheet.

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

The carrying value of mortgage servicing rights was $3.0 million and $2.7 million as of December 31, 2017 and 2016.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $344.4 million and $341.0 million at December 31, 2017 and 2016. Custodial escrow balances maintained in connection with serviced loans were $1.5 million at year end 2017 and 2016.

Servicing fee income/(loss), which is included in loan and service fees on the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal amount of the loan and are recorded as income when earned. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $1.0 million, $987,000 and $957,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Late fees and ancillary fees related to loan servicing are not material.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The notional amount of the combined interest rate swaps with customers and counterparties at December 31, 2017 and 2016 was $229.6 million and $231.1 million. The fair value of the interest rate swap asset was $2.4 million and $2.6 million and the fair value of the interest rate swap liability was $2.6 million and $2.7 million, respectively at December 31, 2017 and 2016.

Bank Owned Life Insurance:

At December 31, 2017 and 2016, the Company owned $73.0 million and $71.7 million of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2017 and 2016, the Company also owned $2.9 million and $2.3 million, respectively, of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2017 and 2016 include 168,970 and 158,222 shares, respectively, of Company common stock that has been purchased under the directors' deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

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

Restrictions on Cash:

The Company was required to have $10.5 million and $11.2 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2017 and 2016, respectively. The Company met this requirement both years.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of New Accounting Standards:

 In March 2016, the FASB issued new guidance related to employee share-based payment accounting. This standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company adopted this new standard effective January 1, 2017. The adoption of this new standard could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise. For the year ended December 31, 2017, adopting this new standard resulted in $964,000 in income tax benefit offsetting income tax expense and current tax liability due to the vesting of restricted stock and performance stock units.

Newly Issued But Not Yet Effective Accounting Standards:

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company's revenue is split between net interest income and noninterest income at a ratio of approximately 80% to 20%, respectively. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, many of our revenue contracts will not be affected based on our current assessment. Our accounting policies will not change materially since the principles of revenue recognition from the Update are largely consistent with existing guidance and current practices applied by the Company. While the Company has assigned certain management responsibilities by region and business-line, the Company's chief decision-makers monitor and evaluate financial performance on a Company-wide basis. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment. This guidance was effective January 1, 2018 and the Company adopted this new accounting standard using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. The effect of adopting this standard in 2018 was a $24,000 cumulative effect adjustment to beginning retained earnings related to a gain on the sale of other real estate owned, which was deferred under the previous guidance.

In January 2016, the FASB amended existing accounting guidance related to the recognition and measurement of financial assets and financial liabilities. These amendments make targeted improvements to U.S. GAAP as follows:  (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. (3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivable) on the balance sheet or the accompanying notes to the financial statements. (8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This guidance was effective beginning January 1, 2018. Adopting this standard did not have a significant impact on the Company's financial condition or results of operations.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued new accounting guidance related to leases. This update, effective for the Company beginning January 1, 2019, will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company currently has approximately $5.2 million of lease obligations that would come on balance sheet as both assets and liabilities upon adoption of this accounting standard.

In June 2016, the FASB issued guidance related to credit losses on financial instruments. This update will change the accounting for credit losses on loans and debt securities. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods. This guidance is effective for public business entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. The Company has formed a cross-functional committee that has evaluated existing technology and other solutions for calculating losses under this new standard, selected a vendor to validate data currently loaded in the technology solution selected, and reviewed the validation assessment report. The committee is currently evaluating the various methods available for calculating the credit losses, including but not limited to discounted cash flows, migration, and vintage. Management expects to recognize credit losses earlier upon adoption of this accounting standard and the expected credit loss model than it has historically done under the current incurred credit loss model and is evaluating the impact of adopting this new accounting standard on our financial statements.

In August 2016, the FASB issued guidance related to the classification of certain cash receipts and cash payments in the statement of cash flow. This standard provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This guidance was effective beginning January 1, 2018. Adopting this standard did not have a significant impact on the Company's financial condition or results of operations.

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

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item that includes the service cost. The guidance was effective beginning January 1, 2018. Adopting this standard did not have a significant impact on the Company's financial condition or results of operations.

In March 2017, the FASB issued ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities." This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Concerns were raised that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. There is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Management is currently evaluating the impact of adopting the new guidance on our consolidated financial statements, but it is not expected to have a material impact.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2017, the Financial Accounting Standards Board issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities". The purpose of this updated guidance is to better align a company's financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The ASU will require a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted twenty-one percent corporate income tax rate. The new guidance will be effective for the Company's year ending December 31, 2018. Upon adoption of this new standard in the first quarter of 2018, the Company recorded a credit to retained earnings for the reclassification in the amount of $173,000.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
2017
U.S. Treasury securities	$992	$5	$0	$997
U.S. government sponsored agencies	5,191	0	(69)	5,122
Mortgage-backed securities: residential	314,650	2,099	(2,975)	313,774
Mortgage-backed securities: commercial	44,208	75	(72)	44,211
State and municipal securities	172,375	2,990	(976)	174,389
Total	$537,416	$5,169	$(4,092)	$538,493

2016
U.S. Treasury securities	$990	$13	$0	$1,003
U.S. government sponsored agencies	6,312	10	(81)	6,241
Mortgage-backed securities: residential	304,172	3,388	(3,065)	304,495
Mortgage-backed securities: commercial	46,936	216	(79)	47,073
State and municipal securities	146,917	1,784	(3,322)	145,379
Total	$505,327	$5,411	$(6,547)	$504,191

NOTE 2 – SECURITIES (continued)

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of December 31, 2017 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,576	$1,578
Due after one year through five years	23,698	24,070
Due after five years through ten years	37,762	38,502
Due after ten years	115,522	116,358
	178,558	180,508
Mortgage-backed securities	358,858	357,985
Total debt securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$537,416	$538,493

Security proceeds, gross gains and gross losses for 2017, 2016 and 2015 were as follows:

(dollars in thousands)	2017	2016	2015
Sales of securities available for sale
Proceeds	$40,877	$12,095	$7,787
Gross gains	267	83	42
Gross losses	235	17	0

Securities with carrying values of $171.1 million and $168.3 million were pledged as of December 31, 2017 and 2016, as collateral for securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of December 31, 2017 and 2016 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2017
U.S. government sponsored agencies	$2,353	$6	$2,769	$63	$5,122	$69
Mortgage-backed securities: residential	142,834	1,412	59,024	1,563	201,858	2,975
Mortgage-backed securities: commercial	23,505	72	0	0	23,505	72
State and municipal securities	8,585	47	49,552	929	58,137	976
Total temporarily impaired	$177,277	$1,537	$111,345	$2,555	$288,622	$4,092

2016
U.S. government sponsored agencies	$3,290	$81	$0	$0	$3,290	$81
Mortgage-backed securities: residential	162,738	2,803	7,080	262	169,818	3,065
Mortgage-backed securities: commercial	18,961	79	0	0	18,961	79
State and municipal securities	77,434	3,180	2,361	142	79,795	3,322
Total temporarily impaired	$262,423	$6,143	$9,441	$404	$271,864	$6,547

NOTE 2 – SECURITIES (continued)

The number of securities with unrealized losses as of December 31, 2017 and 2016 is presented below.

	Less than	12 months
	12 months	or more	Total
2017
U.S. government sponsored agencies	1	1	2
Mortgage-backed securities: residential	46	21	67
Mortgage-backed securities: commercial	5	0	5
State and municipal securities	17	62	79
Total temporarily impaired	69	84	153

2016
U.S. government sponsored agencies	1	0	1
Mortgage-backed securities: residential	54	2	56
Mortgage-backed securities: commercial	5	0	5
State and municipal securities	121	4	125
Total temporarily impaired	181	6	187

There were no debt securities with credit losses recognized in income during 2017, 2016 or 2015.

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

NOTE 3 – LOANS

Total loans outstanding as of the years ended December 31, 2017 and 2016 consisted of the following:

(dollars in thousands)	2017	2016
Commercial and industrial loans:
Working capital lines of credit loans	$743,609	$624,404
Non-working capital loans	675,072	644,086
Total commercial and industrial loans	1,418,681	1,268,490

Commercial real estate and multi-family residential loans:
Construction and land development loans	224,474	245,182
Owner occupied loans	538,603	469,705
Nonowner occupied loans	508,121	458,404
Multi-family loans	173,715	127,632
Total commercial real estate and multi-family residential loans	1,444,913	1,300,923

Agri-business and agricultural loans:
Loans secured by farmland	186,437	172,633
Loans for agricultural production	196,404	222,210
Total agri-business and agricultural loans	382,841	394,843

Other commercial loans	124,076	98,270
Total commercial loans	3,370,511	3,062,526

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	179,302	163,155
Open end and junior lien loans	181,865	169,664
Residential construction and land development loans	13,478	15,015
Total consumer 1-4 family mortgage loans	374,645	347,834

Other consumer loans	74,369	61,308
Total consumer loans	449,014	409,142
Subtotal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,819,525	3,471,668
Less: Allowance for loan losses	(47,121)	(43,718)
Net deferred loan fees	(1,066)	(741)
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$3,771,338	$3,427,209

The recorded investment in loans does not include accrued interest.

The Company had $47,000 in residential real estate loans in process of foreclosure as of December 31, 2017.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity and balance in the allowance for loan losses by portfolio segment for the year ended December 31, 2017, 2016 and 2015:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2017
Beginning balance	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718
Provision for loan losses	614	997	1,365	116	(105)	134	(121)	3,000
Loans charged-off	(842)	(406)	0	0	(53)	(259)	0	(1,560)
Recoveries	1,053	671	23	0	99	117	0	1,963
Net loans charged-off/(recovered)	211	265	23	0	46	(142)	0	403
Ending balance	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2016
Beginning balance	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610
Provision for loan losses	(952)	1,209	1,068	(113)	(197)	188	(53)	1,150
Loans charged-off	(801)	(566)	0	0	(478)	(210)	0	(2,055)
Recoveries	461	336	19	0	107	90	0	1,013
Net loans charged-off/(recovered)	(340)	(230)	19	0	(371)	(120)	0	(1,042)
Ending balance	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2015
Beginning balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262
Provision for loan losses	(117)	(673)	635	420	246	(35)	(476)	0
Loans charged-off	(1,320)	(1,114)	0	(122)	(362)	(255)	0	(3,173)
Recoveries	216	107	20	0	52	126	0	521
Net loans charged-off/(recovered)	(1,104)	(1,007)	20	(122)	(310)	(129)	0	(2,652)
Ending balance	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following tables present balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and 2016:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,067	$795	$0	$0	$310	$44	$0	$3,216
Collectively evaluated for impairment	19,030	13,919	4,920	577	2,458	335	2,666	43,905
Total ending allowance balance	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121

Loans:
Loans individually evaluated for impairment	$6,979	$4,802	$283	$0	$1,756	$50	$0	$13,870
Loans collectively evaluated for impairment	1,411,648	1,438,219	382,643	123,922	374,013	74,144	0	3,804,589
Total ending loans balance	$1,418,627	$1,443,021	$382,926	$123,922	$375,769	$74,194	$0	$3,818,459

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,191	$576	$0	$0	$296	$51	$0	$4,114
Collectively evaluated for impairment	17,081	12,876	3,532	461	2,531	336	2,787	39,604
Total ending allowance balance	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718

Loans:
Loans individually evaluated for impairment	$9,776	$9,151	$283	$0	$1,427	$55	$0	$20,692
Loans collectively evaluated for impairment	1,258,682	1,290,131	394,621	98,265	347,408	61,128	0	3,450,235
Total ending loans balance	$1,268,458	$1,299,282	$394,904	$98,265	$348,835	$61,183	$0	$3,470,927

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$491	$491	$0
Non-working capital loans	2,973	1,579	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	88	88	0
Owner occupied loans	2,558	2,310	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	636	570	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,617	1,617	667
Non-working capital loans	3,292	3,292	1,400
Commercial real estate and multi-family residential loans:
Construction and land development loans	827	827	350
Owner occupied loans	1,577	1,577	445
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	950	950	269
Open end and junior lien loans	235	236	41
Other consumer loans	50	50	44
Total	$15,897	$13,870	$3,216

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$951	$494	$0
Non-working capital loans	3,007	1,358	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	126	0
Owner occupied loans	2,868	2,620	0
Nonowner occupied loans	4,632	4,633	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	161	147	0
Open end and junior lien loans	408	195	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,100	1,099	465
Non-working capital loans	6,827	6,825	2,726
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,773	1,772	576
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,152	1,085	296
Other consumer loans	55	55	51
Total	$23,663	$20,692	$4,114

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$407	$46	$39
Non-working capital loans	1,341	57	51
Commercial real estate and multi-family residential loans:
Construction and land development loans	110	5	5
Owner occupied loans	2,349	17	15
Nonowner occupied loans	3,009	294	284
Agri-business and agricultural loans:
Loans secured by farmland	287	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	293	9	8
Open end and junior lien loans	103	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,083	17	17
Non-working capital loans	5,715	103	103
Commercial real estate and multi-family residential loans:
Construction and land development loans	69	5	0
Owner occupied loans	1,664	3	2
Agri-business and agricultural loans:
Loans secured by farmland	2	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,006	25	22
Open end and junior lien loans	80	0	0
Other consumer loans	52	3	3
Total	$18,570	$584	$549

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$331	$15	$14
Non-working capital loans	996	16	13
Commercial real estate and multi-family residential loans:
Construction and land development loans	114	10	10
Owner occupied loans	2,555	3	3
Nonowner occupied loans	4,732	292	286
Multifamily loans	8	0	0
Agri-business and agricultural loans:
Loans secured by farmland	393	0	0
Loans for ag production	677	5	4
Other commercial loans	1	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	91	2	2
Open end and junior lien loans	58	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,199	33	30
Non-working capital loans	4,685	151	151
Commercial real estate and multi-family residential loans:
Construction and land development loans	186	0	0
Owner occupied loans	1,143	3	3
Nonowner occupied loans	19	0	0
Multifamily loans	256	12	11
Agri-business and agricultural loans:
Other commercial loans	8	0	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,392	36	34
Open end and junior lien loans	166	0	0
Other consumer loans	57	4	4
Total	$19,067	$582	$566

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$0	$0
Non-working capital loans	619	2	2
Commercial real estate and multi-family residential loans:
Construction and land development loans	132	0	0
Owner occupied loans	2,336	8	9
Nonowner occupied loans	4,635	105	108
Agri-business and agricultural loans:
Loans secured by farmland	426	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	261	0	0
Open end and junior lien loans	189	0	0
Residential construction loans	11	0	0
Other consumer loans	3	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,133	24	23
Non-working capital loans	8,705	326	333
Commercial real estate and multi-family residential loans:
Construction and land development loans	382	16	17
Owner occupied loans	3,050	13	13
Nonowner occupied loans	817	0	0
Multifamily loans	32	0	0
Agri-business and agricultural loans:
Loans secured by farmland	50	0	0
Other commercial loans	3	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,357	60	60
Open end and junior lien loans	82	0	0
Other consumer loans	100	4	4
Total	$25,344	$558	$569

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 by class of loans:

			Greater than
		30-89	90 Days Past		Total Past
	Loans Not	Days	Due and Still		Due and
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$742,205	$11	$0	$1,459	$1,470	$743,675
Non-working capital loans	671,490	0	0	3,462	3,462	$674,952
Commercial real estate and multi-family
residential loans:
Construction and land development loans	215,713	8,000	0	0	8,000	223,713
Owner occupied loans	534,648	0	0	3,620	3,620	538,268
Nonowner occupied loans	507,696	0	0	0	0	507,696
Multi-family loans	173,100	244	0	0	244	173,344
Agri-business and agricultural loans:
Loans secured by farmland	186,160	0	0	283	283	186,443
Loans for agricultural production	196,483	0	0	0	0	196,483
Other commercial loans	123,922	0	0	0	0	123,922
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	177,410	1,183	6	342	1,531	178,941
Open end and junior lien loans	183,056	89	0	236	325	183,381
Residential construction loans	13,447	0	0	0	0	13,447
Other consumer loans	74,102	92	0	0	92	74,194
Total	$3,799,432	$9,619	$6	$9,402	$19,027	$3,818,459

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans:

			Greater than
		30-89	90 Days Past		Total Past
	Loans Not	Days	Due and Still		Due and
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$624,213	$9	$0	$140	$149	$624,362
Non-working capital loans	642,014	0	0	2,082	2,082	644,096
Commercial real estate and multi-family
residential loans:
Construction and land development loans	244,411	0	0	0	0	244,411
Owner occupied loans	465,789	0	0	3,598	3,598	469,387
Nonowner occupied loans	457,880	0	0	122	122	458,002
Multi-family loans	127,482	0	0	0	0	127,482
Agri-business and agricultural loans:
Loans secured by farmland	172,349	0	0	283	283	172,632
Loans for agricultural production	222,272	0	0	0	0	222,272
Other commercial loans	98,265	0	0	0	0	98,265
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	161,499	1,072	53	213	1,338	162,837
Open end and junior lien loans	170,372	448	0	195	643	171,015
Residential construction loans	14,983	0	0	0	0	14,983
Other consumer loans	61,119	64	0	0	64	61,183
Total	$3,462,648	$1,593	$53	$6,633	$8,279	$3,470,927

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.3 million and $2.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2017 and 2016. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

(dollars in thousands)	2017	2016
Accruing troubled debt restructured loans	$2,893	$10,351
Nonaccrual troubled debt restructured loans	7,750	5,633
Total troubled debt restructured loans	$10,643	$15,984

    During the year ending December 31, 2017, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

Additional concessions were granted to borrowers during 2017 with previously identified troubled debt restructured loans. There were four loans for commercial real estate buildings where the collateral value and cash flows from the companies occupying the buildings do not support the loans with recorded investments of $1.9 million. There were five loans for commercial and industrial non-working capital loans with recorded investments of $2.5 million. These concessions are not included in table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the year ending December 31, 2017 not already noted above:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	$1,324	$1,324	1	9
Non-working capital loans	4	1,922	1,922	4	0-6
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	486	486	1	6
Consumer 1-4 family loans:
Closed end first mortgage loans	2	120	122	2	198-350
Total	8	$3,852	$3,854	8	0-350

For the period ending December 31, 2017, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $513,000 and the commercial real estate and multi-family residential loan troubled debt restructurings increased the allowance for loan losses by $27,000.

No charge-offs resulted from any troubled debt restructurings described above during the year ended December 31, 2017.

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

One new commercial and industrial non-working capital loan to assist with cash flow was offered to a borrower under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles for the year ending December 31, 2016. In this instance, it was determined that a concession had been granted. It is difficult to quantify the concessions granted due to an absence of readily available market terms to be used for comparison. The recorded investment was $60,000 and was included in the table below reporting loans modified as new troubled debt restructurings for the year ending December 31, 2016.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

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

Renewal terms were offered to three borrowers under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles. In these instances, it was determined that a concession had been granted. It is difficult to quantify the concessions granted due to an absence of readily available market terms to be used for comparison. Two were to commercial and industrial working capital loans with recorded investments of $379,000 and $185,000 and the other was to a borrower for a commercial real estate building where the collateral value and cash flows from the company occupying the building did not support the loan with a recorded investment of $788,000. These loans were included in the table below reporting loans modified as new troubled debt restructurings for the year ending December 31, 2015.

Additional concessions were granted to borrowers during 2015 with previously identified troubled debt restructured loans. One loan was for a commercial real estate building where the collateral value and cash flows from the company occupying the building did not support the loan with a recorded investment of $131,000. Another was to a borrower engaged in land development, where the aggregate recorded investment totaled $238,000. Also, an additional concession was granted to a borrower for a commercial and industrial working capital loan with a recorded investment of $2.5 million. These concessions are not included in the table below.

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31:

	2017		2016		2015
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Troubled Debt Restructurings that Subsequently Defaulted
Commercial and industrial loans:
Non-working capital loans	0	$0	0	$0	1	$755
Total	0	$0	0	$0	1	$755

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

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard consumer loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$688,748	$33,337	$21,350	$0	$240	$743,675
Non-working capital loans	624,275	20,171	25,834	0	4,672	674,952
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	222,445	441	827	0	0	223,713
Owner occupied loans	496,231	19,361	22,676	0	0	538,268
Nonowner occupied loans	505,033	1,970	693	0	0	507,696
Multi-family loans	173,100	244	0	0	0	173,344
Agri-business and agricultural loans:
Loans secured by farmland	174,118	7,988	4,337	0	0	186,443
Loans for agricultural production	185,772	9,716	995	0	0	196,483
Other commercial loans	123,917	0	0	0	5	123,922
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	52,301	0	1,520	0	125,120	178,941
Open end and junior lien loans	8,259	0	236	0	174,886	183,381
Residential construction loans	0	0	0	0	13,447	13,447
Other consumer loans	18,642	0	50	0	55,502	74,194
Total	$3,272,841	$93,228	$78,518	$0	$373,872	$3,818,459

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$577,208	$17,636	$29,396	$0	$122	$624,362
Non-working capital loans	583,135	32,587	24,405	0	3,969	644,096
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	242,964	1,447	0	0	0	244,411
Owner occupied loans	444,143	10,285	14,959	0	0	469,387
Nonowner occupied loans	451,390	4,550	2,062	0	0	458,002
Multi-family loans	127,219	263	0	0	0	127,482
Agri-business and agricultural loans:
Loans secured by farmland	168,660	3,689	283	0	0	172,632
Loans for agricultural production	218,581	3,691	0	0	0	222,272
Other commercial loans	98,261	0	0	0	4	98,265
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	44,687	126	1,232	0	116,792	162,837
Open end and junior lien loans	7,028	0	0	0	163,987	171,015
Residential construction loans	0	0	0	0	14,983	14,983
Other consumer loans	17,717	0	55	0	43,411	61,183
Total	$2,980,993	$74,274	$72,392	$0	$343,268	$3,470,927

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

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Securities pricing is obtained on securities from a third party pricing service and all security prices are tested annually against prices from another third party provider and reviewed with a market value price tolerance variance that varies by sector:  municipal securities +/- 5%, government mbs/cmo +/- 3% and U.S. treasuries +/-1% with a variance of $100,000 or more. If any securities fall outside the tolerance threshold, a determination of materiality is made for the amount over the threshold. Any security that would have a material threshold difference would be further investigated to determine why the variance exists and if any action is needed concerning the security pricing for that individual security. Changes in market value are reviewed monthly in aggregate by security type and any material differences are reviewed to determine why they exist. At least annually, the pricing methodology of the pricing service is received and reviewed to support the fair value levels used by the Company. A detailed pricing evaluation is requested and reviewed on any security determined to be fair valued using unobservable inputs by the pricing service.

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

Mortgage servicing rights:  As of December 31, 2017, the fair value of the Company's Level 3 servicing assets for residential mortgage loans ("MSRs") was $4.1 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 3.81%, a weighted average maturity of 19 years and are secured by homes generally within the Company's market area of Northern Indiana. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2017, the constant prepayment speed ("PSA") used was 123 and discount rate used was 9.4%. At December 31, 2016, the PSA used was 162 and the discount rate used was 9.3%.

At December 31, 2017, the sensitivity of the current fair value of MSRs to an immediate 10% and 20% adverse change in the PSA and discount rate was ($114,000) and ($218,000), respectively for the PSA, and was ($152,000) and ($294,000), respectively for the discount rate. These sensitivities are hypothetical and should not be relied upon. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the value of the MSR is calculated without changing any other assumption; however, in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$997	$0	$0	$997
U.S. government sponsored agency securities	0	5,122	0	5,122
Mortgage-backed securities	0	357,985	0	357,985
State and municipal securities	0	173,509	880	174,389
Total Securities	997	536,616	880	538,493
Mortgage banking derivative	0	136	0	136
Interest rate swap derivative	0	2,441	0	2,441
Total assets	$997	$539,193	$880	$541,070

Liabilities
Mortgage banking derivative	0	3	0	3
Interest rate swap derivative	0	2,562	0	2,562
Total liabilities	$0	$2,565	$0	$2,565

	December 31, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$1,003	$0	$0	$1,003
U.S. government sponsored agency securities	0	6,241	0	6,241
Mortgage-backed securities	0	351,568	0	351,568
State and municipal securities	0	144,709	670	145,379
Total Securities	1,003	502,518	670	504,191
Mortgage banking derivative	0	314	0	314
Interest rate swap derivative	0	2,645	0	2,645
Total assets	$1,003	$505,477	$670	$507,150

Liabilities
Mortgage banking derivative	0	14	0	14
Interest rate swap derivative	0	2,735	0	2,735
Total liabilities	$0	$2,749	$0	$2,749
There were no transfers between Level 1 and Level 2 during 2017 and 2016.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

	State and Municipal Securities
(dollars in thousands)	2017	2016
Balance of recurring Level 3 assets at January 1	$670	$551
Transfers into Level 3	325	339
Changes in fair value of securities
included in other comprehensive income	(10)	(10)
Principal payments	(105)	(210)
Sales	0	0
Balance of recurring Level 3 assets at December 31	$880	$670

The state and municipal securities measured at fair value included below are nonrated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
				Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2017	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$880	Price to type, par, call	Discount to benchmark index	0-5%
				(2.03%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$934	$934
Non-working capital loans	0	0	1,693	1,693
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	477	477
Owner occupied loans	0	0	1,133	1,133
Consumer 1-4 family mortgage loans:
Open end and junior lien loans	0	0	195	195
Total impaired loans	$0	$0	$4,432	$4,432
Other real estate owned	0	0	0	0
Total assets	$0	$0	$4,432	$4,432

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$621	$621
Non-working capital loans	0	0	3,889	3,889
Commercial real estate and multi-family
residential loans:
Owner occupied loans	0	0	1,195	1,195
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	62	62
Total impaired loans	$0	$0	$5,767	$5,767
Other real estate owned	0	0	75	75
Total assets	$0	$0	$5,842	$5,842

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2017:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$2,627	Collateral based	Discount to reflect	37%	23% - 100%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,610	Collateral based	Discount to reflect	33%	2% - 58%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	195	Collateral based	Discount to reflect	17%
		measurements	current market conditions
			and ultimate collectability

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2016:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$4,510	Collateral based	Discount to reflect	44%	22% - 100%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,195	Collateral based	Discount to reflect	30%	6% - 59%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	62	Collateral based	Discount to reflect	15%
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $6.8 million, with a valuation allowance of $2.4 million at December 31, 2017, resulting in a reduction in provision for loan losses of $700,000 for the year ended December 31, 2017. At December 31, 2016, impaired loans had a gross carrying amount of $8.9 million, with a valuation allowance of $3.1 million, resulting in an additional provision for loan losses of $700,000 for the year ended December 31, 2016.

We had no other real estate owned properties measured at fair value less costs to sell, at December 31, 2017. At December 31, 2016, other real estate owned had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000.

The following table contains the estimated fair values and the related carrying values of the Company's financial instruments at December 31, 2017. Items which are not financial instruments are not included.

	December 31, 2017
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$176,180	$174,045	$2,127	$0	$176,172
Securities available for sale	538,493	997	536,616	880	538,493
Real estate mortgages held for sale	3,346	0	3,390	0	3,390
Loans, net	3,771,338	0	0	3,744,842	3,744,842
Federal Home Loan Bank stock	10,352	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	14,093	3	2,925	11,165	14,093
Financial Liabilities:
Certificates of deposit	(1,412,583)	0	(1,417,075)	0	(1,417,075)
All other deposits	(2,596,072)	(2,596,072)	0	0	(2,596,072)
Securities sold under agreements
to repurchase	(70,652)	0	(70,652)	0	(70,652)
Other short-term borrowings	(80,000)	0	(80,004)	0	(80,004)
Long-term borrowings	(30)	0	(31)	0	(31)
Subordinated debentures	(30,928)	0	0	(31,194)	(31,194)
Standby letters of credit	(758)	0	0	(758)	(758)
Accrued interest payable	(6,311)	(149)	(6,158)	(4)	(6,311)

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

NOTE 6 – LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2017 and 2016:

(dollars in thousands)	2017	2016
Land	$16,172	$14,799
Premises	41,694	39,722
Equipment	34,349	29,274
Total cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	92,215	83,795
Less accumulated depreciation	35,749	31,703
Land, premises and equipment, net	$56,466	$52,092

We rent certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. The leases have original terms ranging from less than one year to 14 years.

Rent expense was $412,000 in 2017, $377,000 in 2016, and $313,000 in 2015. The following is a summary of future minimum lease commitments as of December 31, 2017:

(dollars in thousands)	2017
2018	$427
2019	438
2020	464
2021	473
2022	485
Thereafter	2,864
Total	$5,151

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 of the impairment test includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Our annual impairment analysis as of May 31, 2017, indicated that the Step 2 analysis was not necessary. Circumstances did not substantially change during the second half of the year such that the Company did not believe it was necessary to do an additional impairment analysis.

NOTE 8 – DEPOSITS

The following table details total deposits as of December 31, 2017 and 2016:

(dollars in thousands)	2017	2016
Non-interest bearing demand deposits	$885,622	$819,803
Savings and transaction accounts:
Savings deposits	263,570	268,970
Interest bearing demand deposits	1,446,880	1,325,320
Time deposits:
Other time deposits	251,218	238,994
Deposits of $100,000 to $250,000	236,354	212,232
Deposits of $250,000 or more	925,011	712,593
Total deposits	$4,008,655	$3,577,912

At December 31, 2017, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2018	$973,037
Maturing in 2019	286,705
Maturing in 2020	72,116
Maturing in 2021	56,648
Maturing in 2022	23,971
Thereafter	106
Total time deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,412,583
NOTE 9 – BORROWINGS

Long-term borrowings at December 31 consisted of:

(dollars in thousands)	2017	2016
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 16, 2018	$30	$32

Long-term borrowings mature as follows:

(dollars in thousands)	Amount
2018	$30
Other short-term borrowings consisted of:

(dollars in thousands)	2017	2016
Federal Home Loan Bank of Indianapolis Notes, 1.67%, Due June 27, 2018	$80,000	$0
Federal Home Loan Bank of Indianapolis Notes, 0.89%, Due June 28, 2017	0	180,000
Total	$80,000	$180,000

The outstanding FHLB advance at December 31, 2017 of $80.0 million may be prepaid with no penalty. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities with a carrying value of $370.0 million and $337.6 million at December 31, 2017 and 2016. At December 31, 2017, the Company owned $10.4 million of FHLB stock, which also secures debts owed to the FHLB of $80.0 million. The Company is authorized by the Board of Directors to borrow up to $800.0 million at the FHLB, but availability is limited to $161.7 million based on collateral and outstanding borrowings. Federal Reserve Discount Window borrowings were secured by commercial loans with a carrying value of $282.1 million as of December 31, 2017. The Company had a borrowing capacity of $220.5 million at the Federal Reserve Bank at December 31, 2017. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2017 and 2016.

NOTE 9 – BORROWINGS (continued)

Securities sold under agreements to repurchase ("repo accounts") represent collateralized borrowings with customers located primarily within the Company's service area. All repos at December 31, 2017, 2016 and 2015 mature on demand. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. The Company retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. However, as a means of mitigating market risk, the Company maintains excess collateral to cover normal changes in the repurchase liability by monitoring daily usage. At December 31, 2017, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

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

(dollars in thousands)	2017	2016	2015
Securities sold under agreements to repurchase
Outstanding at year end	$70,652	$50,045	$69,622
Approximate average interest rate at year end	0.46%	0.29%	0.21%
Highest amount outstanding as of any month end
during the year	$77,886	$60,198	$82,817
Approximate average outstanding during the year	63,379	57,945	63,880
Approximate average interest rate during the year	0.39%	0.25%	0.19%

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $98.0 million at year-end for both 2017 and 2016. Additional information concerning recognition of these liabilities is disclosed in Note 17.

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

Subject to the Company having received prior approval of the Federal Reserve, if required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines and, subject to certain limitations, will also be considered Tier 1 capital under Basel III. The floating rate of the trust preferred securities and subordinated debentures are equal to the three-month London Interbank Offered Rate ("LIBOR") plus 3.05%, which was 4.4745%, 4.0479% and 3.6567% at December 31, 2017, 2016 and 2015, respectively.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS

In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan ("SERP") for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, six retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2017 and 2016.

Information as to the Company's employee benefit plans at December 31, 2017 and 2016 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2017	2016	2017	2016
Change in benefit obligation:
Beginning benefit obligation	$2,841	$2,795	$1,163	$1,223
Interest cost	104	105	40	45
Actuarial (gain)/loss	134	256	20	32
Benefits paid	(217)	(315)	(137)	(137)
Ending benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,862	2,841	1,086	1,163

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:
Beginning plan assets	2,063	1,910	1,000	988
Actual return	313	151	144	73
Employer contribution	197	317	40	76
Benefits paid	(217)	(315)	(137)	(137)
Ending plan assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,356	2,063	1,047	1,000
Funded status at end of year	$(506)	$(778)	$(39)	$(163)
Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2017	2016	2017	2016
Funded status included in other liabilities	$(506)	$(778)	$(39)	$(163)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2017	2016	2017	2016
Net actuarial loss	$1,731	$1,953	$661	$801

The accumulated benefit obligation for the pension plan was $2.9 million and $2.8 million for December 31, 2017 and 2016, respectively. The accumulated benefit obligation for the SERP was $1.1 million and $1.2 million for December 31, 2017 and 2016, respectively.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Net pension expense and other amounts recognized in other comprehensive income include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2017	2016	2015	2017	2016	2015
Net pension expense:
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	104	105	103	40	45	46
Expected return on plan assets	(143)	(139)	(139)	(63)	(70)	(76)
Recognized net actuarial loss	185	135	162	80	80	82
Settlement cost	0	128	78	0	0	0
Net pension expense	$146	$229	$204	$57	$55	$52

Net (gain)/loss	$(36)	$122	$203	$(61)	$29	$122
Amortization of net loss	(185)	(135)	(162)	(80)	(80)	(82)
Total recognized in other comprehensive
income	(221)	(13)	41	(141)	(51)	40
Total recognized in net pension expense
and other comprehensive income	$(75)	$216	$245	$(84)	$4	$92

The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $193,000 for the pension plan and $73,000 for the SERP. The settlement costs in 2016 and 2015 were related to participants taking lump sum distributions from the pension plan during those years.

For 2017, 2016 and 2015, the assumed form of payment elected by active participants upon retirement was changed from a single life annuity to a lump sum to reflect participant trends. The lump sum assumed interest rates below for December 31, 2017, 2016 and 2015 reflect the mortality table in effect for 2017, 2016 and 2015, respectively. For 2017, the mortality assumption was changed to the RP-2014 Mortality Table, adjusted to 2006, with full generational Projection Scale MP-2017 as of December 31, 2017 to reflect improved mortality expectations. For 2016, the mortality assumption was changed to the RP-2014 Mortality Table, adjusted to 2006, with full generational Projection Scale MP-2016 as of December 31, 2016 to reflect improved mortality expectations. For 2015, the mortality assumption was changed to the RP-2014 Mortality Table projected to 2024 with Projection Scale MP-2015 as of December 31, 2015 to reflect improved mortality expectations.

	Pension Benefits			SERP Benefits
	2017	2016	2015	2017	2016	2015
The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	3.46%	3.86%	3.96%	3.46%	3.86%	3.96%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates
First 5 years	2.05%	1.57%	1.61%	N/A	N/A	N/A
Next 15 years	3.61%	3.45%	4.02%	N/A	N/A	N/A
All future years	4.27%	4.39%	5.03%	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	3.86%	3.96%	3.61%	3.86%	3.96%	3.61%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	6.50%	7.00%	7.75%	6.50%	7.00%	7.75%

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

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

The weighted average expected long-term rate of return on pension plan and SERP assets is developed in consultation with the plans actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company's plan assets. The following assumptions were used in determining the total long term rate of return:  equity securities were assumed to have a long-term rate of return of approximately 8.70% and debt securities were assumed to have a long-term rate of return of approximately 3.0%. These rates of return were adjusted to reflect an approximate target allocation of 60% equity securities and 40% debt securities with a small downward adjustment due to investments in the "Other" category, which consist of low yielding money market mutual funds.

Certain asset types and investment strategies are prohibited including, the investment in commodities, options, futures, short sales, margin transactions and non-marketable securities.

The Company's pension plan asset allocation at year-end 2017 and 2016, target allocation for 2018, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2018	2017	2016	of Return
Equity securities	55-65%	63%	60%	8.69%
Debt securities	35-45%	33%	37%	3.00%
Other	5-10%	4%	3%	0.10%
Total		100%	100%	6.50%

The Company's SERP plan asset allocation at year-end 2017 and 2016, target allocation for 2018, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2018	2017	2016	of Return
Equity securities	55-65%	66%	62%	8.69%
Debt securities	35-45%	32%	37%	3.00%
Other	5-10%	2%	1%	0.10%
Total		100%	100%	6.50%

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

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company's pension plan assets at December 31, 2017, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$911	$911	$0	$0
Equity securities - US large cap stock mutual funds	0	0	0	0
Equity securities - US mid cap stock mutual funds	119	119	0	0
Equity securities - US small cap stock mutual funds	125	125	0	0
Equity securities - international stock mutual funds	240	240	0	0
Equity securities - emerging markets stock mutual funds	95	95	0	0
Debt securities - intermediate term bond mutual funds	344	344	0	0
Debt securities - short term bond mutual funds	387	387	0	0
Debt securities - commercial	50	0	50	0
Cash - money market account	82	82	0	0
Total	$2,353	$2,303	$50	$0

Total pension plan assets available for benefits also include $3,000 in accrued interest and dividend income.

The fair values of the Company's pension plan assets at December 31, 2016, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$550	$550	$0	$0
Equity securities - US large cap stock mutual funds	335	335	0	0
Equity securities - US mid cap stock mutual funds	138	138	0	0
Equity securities - US small cap stock mutual funds	53	53	0	0
Equity securities - international stock mutual funds	147	147	0	0
Equity securities - emerging markets stock mutual funds	24	24	0	0
Debt securities - intermediate term bond mutual funds	413	413	0	0
Debt securities - short term bond mutual funds	288	288	0	0
Debt securities - commercial	52	0	52	0
Cash - money market account	59	59	0	0
Total	$2,059	$2,007	$52	$0

Total pension plan assets available for benefits also include $4,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2017 and 2016.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company's SERP assets at December 31, 2017, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$422	$422	$0	$0
Equity securities - US mid cap stock mutual funds	58	58	0	0
Equity securities - US small cap stock mutual funds	60	60	0	0
Equity securities - emerging markets stock mutual funds	42	42	0	0
Equity securities - international stock mutual funds	115	115	0	0
Debt securities - intermediate term bond mutual funds	146	146	0	0
Debt securities - short term bond mutual funds	158	158	0	0
Debt securities - commercial	30	0	30	0
Cash - money market account	15	15	0	0
Total	$1,046	$1,016	$30	$0

Total SERP plan assets available for benefits also include $2,000 in accrued interest and dividend income.

The fair values of the Company's SERP assets at December 31, 2016, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$132	$132	$0	$0
Equity securities - US large cap stock mutual funds	380	380	0	0
Equity securities - US mid cap stock mutual funds	40	40	0	0
Equity securities - US small cap stock mutual funds	15	15	0	0
Equity securities - international stock mutual funds	49	49	0	0
Debt securities - intermediate term bond mutual funds	153	153	0	0
Debt securities - short term bond mutual funds	166	166	0	0
Debt securities - commercial	57	0	57	0
Cash - money market account	4	4	0	0
Total	$996	$939	$57	$0

Total SERP plan assets available for benefits also include $4,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2017 and 2016.

Contributions

The Company expects to contribute $0 to its pension plan and $0 to its SERP plan in 2018.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Estimated Future Benefit Payments

The following benefit payments are expected to be paid over the next ten years:

	Pension	SERP
Plan Year	Benefits	Benefits
(dollars in thousands)
2018	$266	$133
2019	228	128
2020	207	123
2021	245	117
2022	226	110
2023-2027	927	419

NOTE 12 – OTHER BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $1.7 million, $1.6 million and $1.4 million in 2017, 2016 and 2015.

Deferred Compensation Plan

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The (income) expense recognized for each of the last three years was $456,000, $124,000, and ($63,000) resulting in a deferred compensation liability of $2.9 million, $2.5 million and $2.2 million as of year-end 2017, 2016 and 2015, respectively. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.

Employee Agreements

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $4.9 million as of December 31, 2017. On December 31, 2017, no amounts were accrued on these contingent obligations.

Directors' Deferred Compensation and Cash Plans

The Company maintains a directors' deferred compensation plan and a cash plan. The amount owed directors for fees under the deferred directors' compensation and cash plans as of December 31, 2017 and 2016 was $3.6 million and $3.1 million. The related expense for the deferred directors' compensation and cash plans as of December 31, 2017, 2016 and 2015 was $491,000, $501,000 and $469,000.

NOTE 13 – INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act ("Act") was enacted into law and, among other items, reduces the corporate income tax rate from 35% to 21%, effective January 1, 2018. The enactment of this law resulted in a lower federal income tax rate resulting in a reduction of the benefit provided by the Company's existing deferred tax assets.

In accordance with ASC Topic 740, "Income Taxes", the Company revalued its net deferred tax asset based on facts and circumstances available for the reporting period ending December 31, 2017 in which the Act was enacted and through the time the Company issues its financial statements for that reporting period. Preliminary assumptions were made for temporary timing differences, including but not limited to, book-to-tax depreciation on fixed assets. The company's revaluation of its net deferred tax asset and other relevant details remain subject to modifications as the company finalizes its federal and state income tax returns for the year ended December 31, 2017 and as information and analysis regarding the Act and other relevant factors emerge. The Company does not expect material variances from these estimates and expects that final valuation amounts will be determined upon the filing of the federal and state income tax returns, which is expected to occur in September 2018.

As a result of this revaluation, the Company recorded a non-cash, non-operating and non-recurring income tax provision of $4.1 million. Over the long-run, the reduction in corporate tax rates is expected to reduce income tax expense beginning January 1, 2018.
Income tax expense for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

(dollars in thousands)	2017	2016	2015
Current federal	$27,064	$23,749	$19,992
Deferred federal	(199)	268	1,378
Revalue deferred taxes due to tax reform	4,137	0	0
Current state	1,559	1,086	1,257
Deferred state	(257)	30	206
Total income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$32,304	$25,133	$22,833

Income tax expense included an expense (benefit) of $11,000, $23,000 and $16,000 applicable to security transactions for 2017, 2016 and 2015. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2017, 2016 and 2015 to income before income taxes were as follows:

(dollars in thousands)	2017	2016	2015
Income taxes at statutory federal rate of 35%	$31,372	$27,026	$24,220
Increase (decrease) in taxes resulting from:
Tax exempt income	(2,015)	(1,498)	(1,323)
Nondeductible expense	193	190	206
State income tax, net of federal tax effect	846	726	951
Captive insurance premium income	(378)	(361)	(363)
Tax credits	(326)	(311)	(241)
Bank owned life insurance	(619)	(554)	(605)
Long - term incentive plan	(854)	0	0
Revaluation deferred tax asset at 21% rate	4,137	0	0
Other	(52)	(85)	(12)
Total income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$32,304	$25,133	$22,833

NOTE 13 – INCOME TAXES (continued)

The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2017 and 2016 consisted of the following:

(dollars in thousands)	2017	2016
Deferred tax assets:
Bad debts	$12,043	$17,187
Pension and deferred compensation liability	1,028	1,310
Non-qualified stock options	4	38
Nonaccrual loan interest	970	2,061
Long-term incentive plan	2,043	2,348
Other	399	450
	16,487	23,394
Deferred tax liabilities:
Accretion	28	121
Depreciation	3,614	4,952
Loan servicing rights	793	1,174
State taxes	426	620
Deferred loan fees	0	78
Intangible assets	1,261	1,925
REIT spillover dividend	1,242	1,479
Prepaid expenses	752	959
Other	384	418
	8,500	11,726
Valuation allowance	0	0
Net deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$7,987	$11,668

In addition to the net deferred tax assets included above, the deferred income tax asset/liability allocated to the unrealized net gain/(loss) on securities available for sale included in equity was ($226,000) and $386,000 for 2017 and 2016. The deferred income tax asset allocated to the pension plan and SERP included in equity was $625,000 million and $1.1 million for 2017 and 2016, respectively.

The Company evaluated its deferred tax asset at year end 2017 and has concluded that it is more likely than not that it will be realized. The Company expects to have taxable income in the future such that the deferred tax asset will be realized. Therefore, no valuation allowance is required.

Unrecognized Tax Benefits

The Company did not have any unrecognized tax benefits at December 31, 2017 or 2016. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2017, 2016 and 2015. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2013.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2017 and 2016 were as follows:

(dollars in thousands)	2017	2016
Beginning balance	$118,305	$119,963
New loans and advances	79,570	96,724
Effect of changes in related parties	(66)	0
Repayments and renewals	(92,567)	(98,382)
Ending balance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$105,242	$118,305

Deposits from principal officers, directors, and their affiliates at year-end 2017 were $9.6 million plus an additional $862,000 included in securities sold under agreements to repurchase. Deposits from principal officers, directors, and their affiliates at year-end 2016 were $17.0 million plus an additional $3.2 million included in securities sold under agreements to repurchase.

NOTE 15 – STOCK BASED COMPENSATION

Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the "2008 Plan"), which was approved by the Company's stockholders. At its inception there were 1,125,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board of Directors. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the "2013 Plan"), which was also approved by the Company's stockholders. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 435,867 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board of Directors. Nonvested shares from the 2008 Plan that are unused at vesting are added to the shares available to grant of the 2013 Plan. Effective April 12, 2017, the Company adopted the Lakeland Financial Corporation 2017 Equity Incentive Plan (the "2017 Plan"), which was also approved by the Company's stockholders. At its inception there were 1,000,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board of Directors. As of December 31, 2017, 987,178 were available for future grants. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.

Included in net income for the years ended December 31, 2017, 2016 and 2015 was employee stock compensation expense of $5.7 million, $4.2 million and $2.5 million, and a related tax benefit of $2.2 million, $1.7 million and $1.0 million, respectively.

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

There were no stock option grants in 2017, 2016 or 2015.

NOTE 15 – STOCK BASED COMPENSATION (continued)

A summary of the activity in the stock option plan as of December 31, 2017 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(in thousands)
Outstanding at beginning of the year	9,000	$16.03
Granted	0	0.00
Exercised	(1,500)	16.03
Forfeited	0	0
Outstanding at end of the year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7,500	$16.03	0.4	$243
Options exercisable at end of the year	7,500	$16.03	0.4	$243

The following table presents information on stock awards exercised for the years ended December 31, 2017, 2016 and 2015.

(dollars in thousands)	2017	2016	2015
Total intrinsic value	$44	$755	$577
Cash received	24	625	559
Actual tax benefit realized for tax deductions	0	669	148

There were no modifications of stock option awards during the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, there was no unrecognized compensation cost related to nonvested stock options granted under the plan.

Restricted Stock Awards and Units

The fair value of restricted stock awards and units is the closing price of the Company's common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest on either the first or third anniversary of the grant date, with the exception of 19,412 shares included as vested below, which vested on the grant date.

A summary of the changes in the Company's nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2017	4,500	$23.57
Granted	19,912	45.46
Vested	(23,912)	41.43
Forfeited	0	0.00
Nonvested at December 31, 2017 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	500	$41.22

NOTE 15 – STOCK BASED COMPENSATION (continued)

As of December 31, 2017, there was $3,000 of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted period of 0.14 years. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $1.2 million, $1.1 million and $944,000.

Performance Stock Units

The fair value of stock awards is the closing price of the Company's common stock on the date of grant adjusted for the present value of expected dividends. The expected dividend rate is assumed to be the most recent dividend rate declared by the Board of Directors on the grant date. The grant date fair value of stock awards is assumed at the target payout rate. The stock awards fully vest on the third anniversary of the grant date. The 2017-2019, 2016-2018 and 2015-2017 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on beginning equity. Shares granted below include the number of shares assumed granted based on meeting the performance criteria of the 2017-2019, 2016-2018 and 2015-2017 Long-Term Incentive Plans at December 31, 2017.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2017	347,520	$26.95
Granted	155,699	41.52
Vested	(112,055)	24.51
Forfeited	(3,471)	39.89
Nonvested at December 31, 2017 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	387,693	$33.39

As of December 31, 2017 and 2016, there was $4.9 million and $3.4 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted period of 1.66 years and 1.51 years, respectively. The total fair value of shares vested during the year ended December 31, 2017, 2016 and 2015 was $5.1 million, $4.1 million, and $2.4 million, respectively. At December 31, 2017, 2016 and 2015, 112,055, 95,600 and 94,968 shares vested, respectively.

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

The capital adequacy requirements were heightened by the Basel III Rules, which went into effect on January 1, 2015 with a phase-in period for certain aspects of the rule through 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.000% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 and 2016 is 1.25% and 0.625%, respectively. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. The quantitative measures established by regulation to ensure capital adequacy that were in effect on December 31, 2017 and 2016, require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total, Tier I and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2017 and 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 16 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2017, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank's category.

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk
Weighted Assets)
Consolidated	$541,475	13.26%	$326,782	8.00%	$377,842	9.250%	$408,478	10.00%
Bank	$525,482	12.89%	$326,140	8.00%	$377,099	9.250%	$407,675	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$494,265	12.10%	$245,087	6.00%	$296,147	7.250%	$326,782	8.00%
Bank	$478,272	11.73%	$244,605	6.00%	$295,564	7.250%	$326,140	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$464,265	11.37%	$183,815	4.50%	$234,875	5.750%	$265,511	6.50%
Bank	$478,272	11.73%	$183,454	4.50%	$234,413	5.750%	$264,988	6.50%
Tier I Capital (to Average Assets)
Consolidated	$494,265	10.76%	$183,793	4.00%	$183,793	4.00%	$229,741	5.00%
Bank	$478,272	10.44%	$183,187	4.00%	$183,187	4.00%	$228,984	5.00%

As of December 31, 2016:
Total Capital (to Risk
Weighted Assets)
Consolidated	$498,189	13.23%	$301,243	8.00%	$324,777	8.625%	$376,554	10.00%
Bank	$482,600	12.84%	$300,784	8.00%	$324,283	8.625%	$375,980	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$454,382	12.07%	$225,932	6.00%	$249,467	6.625%	$301,243	8.00%
Bank	$438,793	11.67%	$225,588	6.00%	$249,087	6.625%	$300,784	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$424,382	11.27%	$169,449	4.50%	$192,984	5.125%	$244,760	6.50%
Bank	$438,793	11.67%	$169,191	4.50%	$192,690	5.125%	$244,387	6.50%
Tier I Capital (to Average Assets)
Consolidated	$454,382	10.86%	$167,310	4.00%	$167,310	4.00%	$209,138	5.00%
Bank	$438,793	10.54%	$166,522	4.00%	$166,522	4.00%	$208,153	5.00%

The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2017, approximately $73.7 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2017. Notwithstanding the availability of funds for dividends however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 17 – OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2017 and 2016.

	December 31, 2017
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,441	$0	$2,441	$0	$0	$2,441
Total Assets	$2,441	$0	$2,441	$0	$0	$2,441
Liabilities
Interest Rate Swap Derivatives	$2,562	$0	$2,562	$0	$(750)	$1,812
Repurchase Agreements	70,652	0	70,652	(70,652)	0	0
Total Liabilities	$73,214	$0	$73,214	$(70,652)	$(750)	$1,812

	December 31, 2016
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,645	$0	$2,645	$0	$0	$2,645
Total Assets	$2,645	$0	$2,645	$0	$0	$2,645
Liabilities
Interest Rate Swap Derivatives	$2,735	$0	$2,735	$0	$(1,330)	$1,405
Repurchase Agreements	50,045	0	50,045	(50,045)	0	0
Total Liabilities	$52,780	$0	$52,780	$(50,045)	$(1,330)	$1,405
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

NOTE 18 – COMMITMENTS, OFF‑BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2017 and 2016, were as follows:

	2017		2016
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commercial loan lines of credit	$53,998	$1,155,096	$46,940	$1,164,660
Commercial letters of credit	0	50	0	93
Standby letters of credit	0	71,046	0	54,749
Real estate mortgage loans	4,973	5,722	6,116	3,103
Real estate construction mortgage loans	2,365	6,042	0	6,063
Home equity mortgage open-ended revolving lines	0	212,776	0	183,472
Consumer loan open-ended revolving lines	249	11,892	240	9,200
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$61,585	$1,462,624	$53,296	$1,421,340

The index on variable rate commercial loan commitments is principally the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2017 and 2016, were as follows:

	2017		2016
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commercial loan	2.00-14.50%	2.48-9.50%	2.71-12.50%	1.96-8.75%
Real estate mortgage loan	3.25-4.50%	3.50-5.75%	3.13-4.50%	3.25-5.75%
Consumer loan open-ended revolving line	15.00%	4.00-15.00%	15.00%	3.00-15.00%

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

NOTE 19 – PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2017	2016
ASSETS
Deposits with Lake City Bank	$850	$3,467
Deposits with other depository institutions	4,969	4,636
Cash	5,819	8,103
Investments in banking subsidiary	482,585	441,389
Investments in other subsidiaries	3,552	3,471
Other assets	7,789	5,206
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$499,745	$458,169
LIABILITIES
Dividends payable and other liabilities	$239	$263
Subordinated debt	30,928	30,928
STOCKHOLDERS' EQUITY	468,578	426,978
Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$499,745	$458,169

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Dividends from Lake City Bank	$21,822	$20,622	$10,257
Dividends from non-bank subsidiaries	1,030	1,035	1,031
Other income	57	50	98
Interest expense on subordinated debt	(1,349)	(1,190)	(1,063)
Miscellaneous expense	(6,491)	(5,006)	(3,231)
INCOME BEFORE INCOME TAXES AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES	15,069	15,511	7,092
Income tax benefit	2,688	2,483	1,655
INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES	17,757	17,994	8,747
Equity in undistributed income of subsidiaries	39,573	34,090	37,620
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$57,330	$52,084	$46,367
COMPREHENSIVE INCOME	$59,047	$47,555	$44,679

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$57,330	$52,084	$46,367
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(39,573)	(34,090)	(37,620)
Other changes	3,586	3,818	3,647
Net cash from operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21,343	21,812	12,394
Cash flows from financing activities
Payments (Proceeds) from issuance of common stock	(1,736)	614	12
Purchase of treasury stock	(495)	(458)	(455)
Dividends paid	(21,396)	(18,200)	(15,697)
Cash flows from financing activities	(23,627)	(18,044)	(16,140)
Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(2,284)	3,768	(3,746)
Cash and cash equivalents at beginning of the year	8,103	4,335	8,081
Cash and cash equivalents at end of the year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$5,819	$8,103	$4,335

NOTE 20 – EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

(dollars in thousand except share and per share data)	2017	2016	2015
Basic earnings per common share:
Net income	$57,330	$52,084	$46,367
Weighted-average common shares outstanding	25,181,208	25,056,095	24,926,354
Basic earnings per common share	$2.28	$2.08	$1.86
Diluted earnings per common share:
Net income	$57,330	$52,084	$46,367
Weighted-average common shares outstanding for
basic earnings per common share	25,181,208	25,056,095	24,926,354
Add: Dilutive effect of assumed exercise of warrant	219,273	184,205	156,563
Add: Dilutive effect of assumed exercises of stock options
and awards	262,900	220,427	162,652
Average shares and dilutive potential common shares	25,663,381	25,460,727	25,245,568
Diluted earnings per common share	$2.23	$2.05	$1.84

There were no antidilutive stock options for 2017, 2016 and 2015.

Share and per share data has been adjusted for a 3-for-2 stock split July 25, 2016 in the form of a stock dividend on August 5, 2016.

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for December 31, 2017 and 2016 all shown net of tax:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2016	$(722)	$(1,665)	$(2,387)
Other comprehensive income before reclassification	1,525	50	1,575
Amounts reclassified from accumulated other comprehensive income (loss)	(19)	161	142
Net current period other comprehensive income	1,506	211	1,717
Balance at December 31, 2017	$784	$(1,454)	$(670)

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2015	$3,836	$(1,694)	$2,142
Other comprehensive income before reclassification	(4,518)	(101)	(4,619)
Amounts reclassified from accumulated other comprehensive income (loss)	(40)	130	90
Net current period other comprehensive income	(4,558)	29	(4,529)
Balance at December 31, 2016	$(722)	$(1,665)	$(2,387)

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated comprehensive income for the years ended December 31, 2017, 2016 and 2015 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
2017
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$32	Net securities gains (losses)
Tax effect	(13)	Income tax expense
	19	Net of tax
Amortization of defined benefit pension items(1)	(265)	Salaries and employee benefits
Tax effect	104	Income tax expense
	(161)	Net of tax
Total reclassifications for the period	$(142)	Net income

2016
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$66	Net securities gains (losses)
Tax effect	(26)	Income tax expense
	40	Net of tax
Amortization of defined benefit pension items(1)	(215)	Salaries and employee benefits
Tax effect	85	Income tax expense
	(130)	Net of tax
Total reclassifications for the period	$(90)	Net income

2015
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$42	Net securities gains (losses)
Tax effect	(17)	Income tax expense
	25	Net of tax
Amortization of defined benefit pension items(1)	(244)	Salaries and employee benefits
Tax effect	97	Income tax expense
	(147)	Net of tax
Total reclassifications for the period	$(122)	Net income
(1) Included in the computation of net pension plan expense as more fully discussed in Note 11.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2017	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$44,161	$42,589	$40,821	$38,127
Interest expense	8,769	7,969	7,002	6,066
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35,392	34,620	33,819	32,061
Provision for loan losses	1,850	450	500	200
Net interest income after provision	33,542	34,170	33,319	31,861
Noninterest income	9,462	9,497	8,791	8,259
Noninterest expense	19,598	20,269	19,352	20,048
Income tax expense	11,779	7,573	7,394	5,558
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$11,627	$15,825	$15,364	$14,514

Basic earnings per common share	$0.46	$0.63	$0.61	$0.58
Diluted earnings per common share	$0.45	$0.62	$0.60	$0.57

2016	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$36,307	$35,079	$34,355	$33,210
Interest expense	5,400	5,360	5,082	4,628
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30,907	29,719	29,273	28,582
Provision for loan losses	1,150	0	0	0
Net interest income after provision	29,757	29,719	29,273	28,582
Noninterest income	8,736	9,018	8,067	7,043
Noninterest expense	18,389	18,759	18,446	17,384
Income tax expense	6,582	6,498	6,091	5,962
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$13,522	$13,480	$12,803	$12,279

Basic earnings per common share	$0.54	$0.54	$0.51	$0.49
Diluted earnings per common share	$0.53	$0.53	$0.50	$0.48

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

On December 3, 2009, the Company was notified by Treasury that, as a result of the Company's completion of our November 18, 2009 Qualified Equity Offering, the amount of the Warrant was reduced by 50% to 198,269 shares. In accordance with the terms of the Warrant, the number of shares issuable upon exercise and the exercise price are adjusted each time the Company pays a dividend to its stockholders in excess of the dividend paid at the time the warrant was issued. In 2017 and 2016, the Company paid four dividends each year in excess of dividend paid at the time the Warrant was issued. In 2016, the number of shares issuable upon exercise and the exercise price were also adjusted for a 3-for-2 stock split on July 25, 2016 paid in the form of a dividend on August 5, 2016. Based on the formula set forth in the warrant, at December 31, 2017, the amount of shares issuable upon exercise of the Warrant was 310,968 and the exercise price was $13.5168. Based on the formula set forth in the Warrant, at December 31, 2016, the amount of shares issuable upon exercise of the Warrant was 308,014 and the exercise price was $13.6465.

On June 9, 2010, the Company redeemed the Series A Preferred Stock and accreted the remaining unamortized discount on these shares. The Company did not repurchase the Warrant, and the Warrant was sold by Treasury to an independent, third party. The Warrant has not been exercised as of December 31, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the prior two years of the date of the most recent financial statement, there have been no changes in or disagreements with the Company's accountants.

ITEM 9A. CONTROLS AND PROCEDURES

a) An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

The Company's independent registered public accounting firm has issued their report on the Company's internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c) There have been no changes in the Company's internal controls during the previous fiscal quarter, ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained under the captions "Election of Directors," "Corporate  Governance and the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 10, 2018, as filed with the SEC on March 1, 2018, on Form DEF 14A, and such sections are incorporated herein by reference in response to this Item.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 10, 2018, as filed with the SEC on March 1, 2018, on Form DEF 14A, is incorporated herein by reference in response to this Item. The information included under the heading "Compensation Committee Report" in the Proxy Statement shall not be deemed "soliciting" materials or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 10, 2018, as filed with the SEC on March 1, 2018, on Form DEF 14A, is incorporated herein by reference in response to this Item.

See Item 5 above for equity compensation plan information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the caption "Certain Relationships and Related Transactions" in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 10, 2018, as filed March 1, 2018, on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 14 to the Company's financial statements contained in Item 8.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption "Accountant Fees" in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 10, 2018, as filed March 1, 2018, on Form DEF 14A, is incorporated herein by reference in response to this Item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a) Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles	Exhibit 3.1 to the Company's Form 8-K
	of Incorporation of Lakeland	filed on March 2, 2009
Financial Corporation

3.2	Amendment to Amended and Restated	Exhibit 3.2 to the Company's Form 10-K
	Articles of Incorporation of Lakeland	for the fiscal year ended December 31, 2012
Financial Corporation

3.3	Restated Bylaws of	Exhibit 3.2 to the Company's Form 10-K
	Lakeland Financial Corporation	For the fiscal year ended December 31, 2011

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company's
Form 10-K for the fiscal year ended
December 31, 2003

4.2	Form of Warrant to Purchase Shares of	Exhibit 4.2 to the Company's Form 10-K
	Common Stock	for the fiscal year ended December 31, 2012

4.3	Form of Indenture for Trust Preferred	Exhibit 10.3 to the Company's
	Issuance	Form 10-K for the fiscal year ended
December 31, 2003

10.1	Lakeland Financial	Exhibit 10.1 to the Company's
	Corporation 2008 Equity	Form S-8 filed on May 14, 2008
Incentive Plan

10.2	Lakeland Financial Corporation 401(k)	Exhibit 10.1 to the Company's Form
	Plan	S-8 filed on October 23, 2000

10.3	Amended and Restated Lakeland	Exhibit 10.4 to the Company's
	Financial Corporation Director's Fee	Form 10-K for the fiscal year ended
	Deferral Plan	December 31, 2008

10.4	Form of Change in Control Agreement entered into with	Exhibit 10.1 of the Company's Form
	David M. Findaly, Kevin L. Deardorff, Eric H.	8-K filed on March 2, 2016
Ottinger, Michael E. Gavin, Lisa M. O'Neill and
Kristin L. Pruitt

10.5	Employee Deferred Compensation Plan	Exhibit 10.7 to the Company's
Form 10-K for the fiscal year ended
December 31, 2008

10.6	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company's Form
10-K for the fiscal year ended
December 31, 2004

10.7	Amended and Restated Long Term	Exhibit 10.1 to the Company's Form
	Incentive Plan	10-Q for the quarter ended
September 30, 2009

10.8	Lakeland Financial Corporation 2013	Appendix A to the Definitive
	Equity Incentive Plan	Proxy Statement on Form DEF-14A
filed on March 4, 2013

10.9	Form of Restricted Stock Award	Exhibit 4.3 to the Company's
	Agreement	Form S-8 filed on July 9, 2013

10.10	Form of Nonqualified Stock Option	Exhibit 4.4 to the Company's
	Award Agreement	Form S-8 filed on July 9, 2013

10.11	Form of Restricted Stock Unit Award	Exhibit 4.5 to the Company's
	Agreement	Form S-8 filed on July 9, 2013

10.12	Lakeland Financial Corporation 2017	Exhibit 4.5 to the Company's
	Equity Incentive Plan	Form S-8 filed on April 13, 2017

10.13	Form of Restricted Stock Unit Award	Exhibit 4.6 to the Company's
	Agreement	Form S-8 filed on April 13, 2017
10.14	Form of Restricted Stock Award	Exhibit 4.7 to the Company's
	Agreement	Form S-8 filed on April 13, 2017

10.15	Form of Restricted Stock Award	Exhibit 4.8 to the Company's
	Agreement	Form S-8 filed on April 13, 2017
10.16	Form of Nonqualified Stock Option	Exhibit 4.9 to the Company's
	Award Agreement	Form S-8 filed on April 13, 2017
23.1	Consent of Independent Registered	Attached hereto
Public Accounting Firm

31.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

31.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

32.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: March 1, 2018	By /s/ David M. Findlay
David M. Findlay, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Findlay	President, Chief Executive Officer and Director
David M. Findlay	(principal executive officer)	March 1, 2018

/s/ Lisa M. O'Neill	Executive Vice President, Chief Financial Officer
Lisa M. O'Neill	(principal financial officer)	March 1, 2018

/s/ Sarah J. Earls	Senior Vice President, Controller
Sarah J. Earls	(principal accounting officer)	March 1, 2018

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	March 1, 2018

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	March 1, 2018

/s/ Daniel F. Evans, Jr.
Daniel F. Evans, Jr.	Director	March 1, 2018

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	March 1, 2018

/s/ Michael L. Kubacki
Michael L. Kubacki	Chairman and Director	March 1, 2018

/s/ Emily E. Pichon
Emily E. Pichon	Director	March 1, 2018

S1

/s/ Steven D. Ross
Steven D. Ross	Director	March 1, 2018

/s/ Brian J. Smith
Brian J. Smith	Director	March 1, 2018

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	March 1, 2018

/s/ Ronald D. Truex
Ronald D. Truex	Director	March 1, 2018

/s/ M. Scott Welch
M. Scott Welch	Director	March 1, 2018

S2