Form 10-Q
period 2018-03-31
LAKELAND FINANCIAL CORP
filed 2018-05-07
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Number of shares of common stock outstanding at April 30, 2018:  25,291,582

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$113,509	$140,402
Short-term investments	54,042	35,778
Total cash and cash equivalents	167,551	176,180

Securities available for sale (carried at fair value)	560,664	538,493
Real estate mortgage loans held for sale	1,511	3,346

Loans, net of allowance for loan losses of $45,627 and $47,121	3,800,041	3,771,338

Land, premises and equipment, net	55,737	56,466
Bank owned life insurance	76,109	75,879
Federal Reserve and Federal Home Loan Bank stock	13,772	13,772
Accrued interest receivable	14,616	14,093
Goodwill	4,970	4,970
Other assets	31,977	28,439
Total assets	$4,726,948	$4,682,976

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$858,950	$885,622
Interest bearing deposits	3,240,538	3,123,033
Total deposits	4,099,488	4,008,655

Borrowings
Securities sold under agreements to repurchase	94,716	70,652
Federal Home Loan Bank advances	0	80,030
Subordinated debentures	30,928	30,928
Total borrowings	125,644	181,610

Accrued interest payable	7,484	6,311
Other liabilities	20,999	17,733
Total liabilities	4,253,615	4,214,309

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,291,582 shares issued and 25,124,441 outstanding as of March 31, 2018
25,194,903 shares issued and 25,025,933 outstanding as of December 31, 2017	107,860	108,862
Retained earnings	376,850	363,794
Accumulated other comprehensive income/(loss)	(7,988)	(670)
Treasury stock, at cost (2018 - 167,141 shares, 2017 - 168,970 shares)	(3,478)	(3,408)
Total stockholders' equity	473,244	468,578
Noncontrolling interest	89	89
Total equity	473,333	468,667
Total liabilities and equity	$4,726,948	$4,682,976
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended
	March 31,
	2018	2017
NET INTEREST INCOME
Interest and fees on loans
Taxable	$41,794	$34,447
Tax exempt	217	150
Interest and dividends on securities
Taxable	2,434	2,320
Tax exempt	1,331	1,162
Other interest income	292	48
Total interest income	46,068	38,127

Interest on deposits	9,367	5,442
Interest on borrowings
Short-term	111	310
Long-term	367	314
Total interest expense	9,845	6,066

NET INTEREST INCOME	36,223	32,061

Provision for loan losses	3,300	200

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	32,923	31,861

NONINTEREST INCOME
Wealth advisory fees	1,505	1,250
Investment brokerage fees	290	321
Service charges on deposit accounts	3,628	3,143
Loan and service fees	2,177	1,893
Merchant card fee income	642	538
Bank owned life insurance income	363	471
Other income	1,039	509
Mortgage banking income	241	131
Net securities gains/(losses)	(6)	3
Total noninterest income	9,879	8,259

NONINTEREST EXPENSE
Salaries and employee benefits	12,019	11,370
Net occupancy expense	1,426	1,120
Equipment costs	1,274	1,075
Data processing fees and supplies	2,513	2,016
Corporate and business development	1,133	1,502
FDIC insurance and other regulatory fees	461	434
Professional fees	872	954
Other expense	1,504	1,577
Total noninterest expense	21,202	20,048

INCOME BEFORE INCOME TAX EXPENSE	21,600	20,072
Income tax expense	3,264	5,558
NET INCOME	$18,336	$14,514

BASIC WEIGHTED AVERAGE COMMON SHARES	25,257,414	25,152,242
BASIC EARNINGS PER COMMON SHARE	$0.73	$0.58
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,696,864	25,596,136
DILUTED EARNINGS PER COMMON SHARE	$0.71	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended March 31,
	2018	2017
Net income	$18,336	$14,514
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain/(loss) on securities available for sale
arising during the period	(9,161)	713
Reclassification adjustment for gains/(losses) included in net income	6	(3)
Net securities gain/(loss) activity during the period	(9,155)	710
Tax effect	2,029	(265)
Net of tax amount	(7,126)	445
Defined benefit pension plans:
Amortization of net actuarial loss	66	66
Net gain activity during the period	66	66
Tax effect	(17)	(26)
Net of tax amount	49	40

Total other comprehensive income, net of tax	(7,077)	485

Comprehensive income	$11,259	$14,999

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2017	24,937,865	$104,405	$327,873	$(2,387)	$(2,913)	$426,978
Comprehensive income:
Net income			14,514			14,514
Other comprehensive income (loss), net of tax				485		485
Cash dividends declared, $0.19 per share			(4,771)			(4,771)
Treasury shares purchased under deferred
directors' plan	(4,846)	220			(220)	0
Stock activity under equity compensation plans	84,672	(1,652)				(1,652)
Stock based compensation expense		1,559				1,559
Balance at March 31, 2017	25,017,691	$104,532	$337,616	$(1,902)	$(3,133)	$437,113

Balance at January 1, 2018	25,025,933	$108,862	$363,794	$(670)	$(3,408)	$468,578
Adoption of ASU 2018-02 (See Note 1)			173	(173)		0
Adoption of ASU 2014-09 (See Note 1)			24			24
Adoption of ASU 2016-01 (See Note 1)			68	(68)		0
Comprehensive income:
Net income			18,336			18,336
Other comprehensive income (loss), net of tax				(7,077)		(7,077)
Cash dividends declared, $0.22 per share			(5,545)			(5,545)
Treasury shares purchased under deferred
directors' plan	(3,807)	185			(185)	0
Treasury shares sold and distributed under deferred
directors' plan	5,636	(115)			115	0
Stock activity under equity compensation plans	96,679	(2,483)				(2,483)
Stock based compensation expense		1,411				1,411
Balance at March 31, 2018	25,124,441	$107,860	$376,850	$(7,988)	$(3,478)	$473,244
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Three Months Ended March 31	2018	2017
Cash flows from operating activities:
Net income	$18,336	$14,514
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,404	1,165
Provision for loan losses	3,300	200
Net loss (gain) on sale and write down of other real estate owned	16	(5)
Amortization of loan servicing rights	132	158
Loans originated for sale, including participations	(9,506)	(10,812)
Net gain on sales of loans	(350)	(364)
Proceeds from sale of loans, including participations	11,499	13,066
Net loss on sales of premises and equipment	2	0
Net loss (gain) on sales and calls of securities available for sale	6	(3)
Net securities amortization	749	715
Stock based compensation expense	1,411	1,559
Earnings on life insurance	(363)	(471)
Gain on life insurance	(201)	0
Tax benefit of stock option exercises	(761)	(924)
Net change:
Interest receivable and other assets	(2,130)	(301)
Interest payable and other liabilities	2,395	2,263
Total adjustments	7,603	6,246
Net cash from operating activities	25,939	20,760

Cash flows from investing activities:
Proceeds from sale of securities available for sale	12,322	16,811
Proceeds from maturities, calls and principal paydowns of
securities available for sale	12,659	14,109
Purchases of securities available for sale	(53,841)	(52,763)
Purchase of life insurance	(258)	(446)
Net increase in total loans	(32,003)	(61,496)
Proceeds from sales of land, premises and equipment	1	0
Purchases of land, premises and equipment	(678)	(2,285)
Proceeds from sales of other real estate	12	42
Proceeds from life insurance	564	0
Net cash from investing activities	(61,222)	(86,028)

Cash flows from financing activities:
Net increase in total deposits	90,833	101,485
Net increase in short-term borrowings	24,064	89,731
Payments on long-term borrowings	(80,030)	(175,002)
Common dividends paid	(5,545)	(4,771)
Payments related to equity incentive plans	(2,483)	(1,652)
Purchase of treasury stock	(185)	(220)
Net cash from financing activities	26,654	9,571
Net change in cash and cash equivalents	(8,629)	(55,697)
Cash and cash equivalents at beginning of the period	176,180	167,280
Cash and cash equivalents at end of the period	$167,551	$111,583
Cash paid during the period for:
Interest	$8,672	$5,841
Income taxes	0	4
Supplemental non-cash disclosures:
Securities purchases payable	3,081	2,073

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2018. The Company's 2017 Annual Report on Form 10-K should be read in conjunction with these statements.

Adoption of New Accounting Standards
The Company accounts for revenue in accordance with ASU No. 2014-09, "Revenue from Contracts with Customers" and all the subsequent amendments to the ASU (collectively "ASC 606"), which the Company adopted on January 1, 2018, using the modified retrospective approach. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net increase to opening retained earnings of $24,000 as of January 1, 2018 due to the cumulative impact of adopting ASC 606. Revenue is split between net interest income and noninterest income at a ratio of approximately 80% to 20%, respectively. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. The Company's services that fall within ASC 606 are presented in noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.
The income statement impact of adopting ASC 606 for the period ending March 31, 2018 is outlined below:

	Period ending March 31, 2018
	As reported	Under legacy GAAP	Impact of ASC 606
Noninterest income
Loan and service fees	$2,177	$1,983	$194
Other income	241	241	0
Total	$2,418	$2,224	$194

Noninterest expense
Data processing fees and supplies	2,513	2,319	194
Total	$2,513	$2,319	$194

Net Impact	$(95)	$(95)	$0

Net income	$18,336	$18,336	$0
Comprehensive income	11,259	11,259	0

Basic earnings per share	$0.73	$0.73	$0
Diluted earnings per share	0.71	0.71	0

In January 2016, the FASB amended existing accounting guidance related to the recognition and measurement of financial assets and financial liabilities. These amendments make targeted improvements to U.S. GAAP as follows:  (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. (3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivable) on the balance sheet or the accompanying notes to the financial statements. (8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This guidance was effective beginning January 1, 2018. Adopting this standard resulted in a credit to retained earnings for the reclassification in the amount of $68,000.

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

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item that includes the service cost. The guidance was effective beginning January 1, 2018. As a result of the applicable plans being frozen April 1, 2000, there was no service cost recognized for the three-month periods ending March 31, 2018 and 2017. All other components of cost were recorded in other expense under noninterest expenses on the Consolidated Statements of Income for all periods presented. Adopting this standard did not have a significant impact on the Company's financial condition or results of operations.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The ASU required a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount reclassified was the difference between the historical corporate income tax rate and the newly 21% federal corporate income tax rate. The new guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company elected to early adopt the guidance during the first quarter of 2018, and recorded a credit to retained earnings for the reclassification in the amount of $173,000.

Newly Issued But Not Yet Effective Accounting Standards

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
March 31, 2018
U.S. Treasury securities	$992	$0	$(8)	$984
U.S. government sponsored agencies	5,091	0	(101)	4,990
Mortgage-backed securities: residential	342,526	1,304	(6,840)	336,990
Mortgage-backed securities: commercial	34,944	0	(585)	34,359
State and municipal securities	185,049	1,257	(2,965)	183,341
Total	$568,602	$2,561	$(10,499)	$560,664

December 31, 2017
U.S. Treasury securities	$992	$5	$0	$997
U.S. government sponsored agencies	5,191	0	(69)	5,122
Mortgage-backed securities: residential	314,650	2,099	(2,975)	313,774
Mortgage-backed securities: commercial	44,208	75	(72)	44,211
State and municipal securities	172,375	2,990	(976)	174,389
Total	$537,416	$5,169	$(4,092)	$538,493

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of March 31, 2018 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,286	$2,311
Due after one year through five years	24,307	24,506
Due after five years through ten years	34,001	33,976
Due after ten years	130,538	128,522
	191,132	189,315
Mortgage-backed securities	377,470	371,349
Total debt securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$568,602	$560,664
Securities proceeds, gross gains and gross losses are presented below.

	Three months ended March 31,
(dollars in thousands)	2018	2017
Sales of securities available for sale
Proceeds	$12,322	$16,811
Gross gains	21	197
Gross losses	(27)	(194)

The Company sold 22 securities with a total book value and a total fair value of $12.3 million during the first three months of 2018. The Company sold 27 securities with a total book value and a total fair value of $16.8 million during the first three months of 2017.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $184.2 million and $171.1 million were pledged as of March 31, 2018 and December 31, 2017, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of March 31, 2018 and December 31, 2017 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2018
US Treasury	$984	$8	$0	$0	$984	$8
U.S. government sponsored agencies	2,235	26	2,756	75	4,991	101
Mortgage-backed securities: residential	227,412	4,424	56,266	2,416	283,678	6,840
Mortgage-backed securities: commercial	34,359	585	0	0	34,359	585
State and municipal securities	53,945	834	48,232	2,131	102,177	2,965
Total temporarily impaired	$318,935	$5,877	$107,254	$4,622	$426,189	$10,499

December 31, 2017
U.S. government sponsored agencies	$2,353	$6	$2,769	$63	$5,122	$69
Mortgage-backed securities: residential	142,834	1,412	59,024	1,563	201,858	2,975
Mortgage-backed securities: commercial	23,505	72	0	0	23,505	72
State and municipal securities	8,585	47	49,552	929	58,137	976
Total temporarily impaired	$177,277	$1,537	$111,345	$2,555	$288,622	$4,092

The total number of securities with unrealized losses as of March 31, 2018 and December 31, 2017 is presented below.

	Less than	12 months
	12 months	or more	Total
March 31, 2018
US Treasury	1	0	1
U.S. government sponsored agencies	1	1	2
Mortgage-backed securities: residential	74	21	95
Mortgage-backed securities: commercial	9	0	9
State and municipal securities	70	62	132
Total temporarily impaired	155	84	239

December 31, 2017
U.S. government sponsored agencies	1	1	2
Mortgage-backed securities: residential	46	21	67
Mortgage-backed securities: commercial	5	0	5
State and municipal securities	17	62	79
Total temporarily impaired	69	84	153

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of March 31, 2018 and December 31, 2017, all of the securities in the Company's portfolio were backed by the U.S. government, government agencies, government sponsored entities or were A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government agency, government-sponsored entity and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considers the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	March 31,		December 31,
(dollars in thousands)	2018		2017
Commercial and industrial loans:
Working capital lines of credit loans	$778,779	20.2%	$743,609	19.4%
Non-working capital loans	706,228	18.4	675,072	17.7
Total commercial and industrial loans	1,485,007	38.6	1,418,681	37.1

Commercial real estate and multi-family residential loans:
Construction and land development loans	237,887	6.2	224,474	5.9
Owner occupied loans	543,192	14.1	538,603	14.1
Nonowner occupied loans	507,041	13.2	508,121	13.3
Multifamily loans	193,956	5.0	173,715	4.5
Total commercial real estate and multi-family residential loans	1,482,076	38.5	1,444,913	37.8

Agri-business and agricultural loans:
Loans secured by farmland	145,363	3.8	186,437	4.9
Loans for agricultural production	171,607	4.5	196,404	5.1
Total agri-business and agricultural loans	316,970	8.3	382,841	10.0

Other commercial loans	116,657	3.0	124,076	3.3
Total commercial loans	3,400,710	88.4	3,370,511	88.2

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	180,542	4.7	179,302	4.7
Open end and junior lien loans	179,065	4.7	181,865	4.8
Residential construction and land development loans	13,342	0.3	13,478	0.3
Total consumer 1-4 family mortgage loans	372,949	9.7	374,645	9.8

Other consumer loans	73,277	1.9	74,369	2.0
Total consumer loans	446,226	11.6	449,014	11.8
Subtotal	3,846,936	100.0%	3,819,525	100.0%
Less: Allowance for loan losses	(45,627)		(47,121)
Net deferred loan fees	(1,268)		(1,066)
Loans, net	$3,800,041		$3,771,338
The recorded investment in loans does not include accrued interest.

The Company had $156,000 in residential real estate loans in the process of foreclosure as of March 31, 2018, compared to $47,000 as of December 31, 2017.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended March 31, 2018 and 2017:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2018
Beginning balance, January 1	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121
Provision for loan losses	3,902	207	(76)	(67)	(794)	(49)	177	3,300
Loans charged-off	(4,360)	(491)	0	0	(7)	(119)	0	(4,977)
Recoveries	86	8	4	0	51	34	0	183
Net loans charged-off	(4,274)	(483)	4	0	44	(85)	0	(4,794)
Ending balance	$20,725	$14,438	$4,848	$510	$2,018	$245	$2,843	$45,627

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2017
Beginning balance, January 1	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718
Provision for loan losses	(339)	257	(77)	84	(77)	37	315	200
Loans charged-off	(375)	(48)	0	0	(7)	(73)	0	(503)
Recoveries	223	57	4	0	47	28	0	359
Net loans charged-off	(152)	9	4	0	40	(45)	0	(144)
Ending balance	$19,781	$13,718	$3,459	$545	$2,790	$379	$3,102	$43,774

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
March 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,850	$526	$0	$0	$269	$26	$0	$2,671
Collectively evaluated for impairment	18,875	13,912	4,848	510	1,749	219	2,843	42,956
Total ending allowance balance	$20,725	$14,438	$4,848	$510	$2,018	$245	$2,843	$45,627

Loans:
Loans individually evaluated for impairment	$8,820	$4,873	$283	$0	$1,799	$49	$0	$15,824
Loans collectively evaluated for impairment	1,476,113	1,475,135	316,772	116,507	372,266	73,051	0	3,829,844
Total ending loans balance	$1,484,933	$1,480,008	$317,055	$116,507	$374,065	$73,100	$0	$3,845,668

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,067	$795	$0	$0	$310	$44	$0	$3,216
Collectively evaluated for impairment	19,030	13,919	4,920	577	2,458	335	2,666	43,905
Total ending allowance balance	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121

Loans:
Loans individually evaluated for impairment	$6,979	$4,802	$283	$0	$1,756	$50	$0	$13,870
Loans collectively evaluated for impairment	1,411,648	1,438,219	382,643	123,922	374,013	74,144	0	3,804,589
Total ending loans balance	$1,418,627	$1,443,021	$382,926	$123,922	$375,769	$74,194	$0	$3,818,459

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2018:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$5,342	$2,050	$0
Non-working capital loans	4,389	2,045	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	88	88	0
Owner occupied loans	3,876	3,139	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	618	537	0
Open end and junior lien loans	250	250	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,597	1,597	577
Non-working capital loans	3,128	3,128	1,273
Commercial real estate and multi-family residential loans:
Construction and land development loans	824	824	123
Owner occupied loans	822	822	403
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,012	1,012	269
Other consumer loans	49	49	26
Total	$22,598	$15,824	$2,671

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 491	$ 491	$ 0
Non-working capital loans	2,973	1,579	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	88	88	0
Owner occupied loans	2,558	2,310	0
Agri-business and agricultural loans:
Loans secured by farmland	602	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	636	570	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,617	1,617	667
Non-working capital loans	3,292	3,292	1,400
Commercial real estate and multi-family residential loans:
Construction and land development loans	827	827	350
Owner occupied loans	1,577	1,577	445
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	950	950	269
Open end and junior lien loans	236	236	41
Other consumer loans	50	50	44
Total	$ 15,897	$ 13,870	$ 3,216

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2018:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$1,011	$7	$2
Non-working capital loans	1,728	15	5
Commercial real estate and multi-family residential loans:
Construction and land development loans	102	1	0
Owner occupied loans	2,557	7	2
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	543	2	1
Open end and junior lien loans	92	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,608	2	1
Non-working capital loans	3,216	2	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	721	11	5
Owner occupied loans	1,194	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	968	7	4
Open end and junior lien loans	154	0	0
Other consumer loans	49	1	0
Total	$14,226	$55	$20

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$577	$7	$7
Non-working capital loans	1,381	8	5
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	1	1
Owner occupied loans	2,572	1	1
Nonowner occupied loans	4,604	84	72
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	191	1	0
Open end and junior lien loans	156	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,363	11	8
Non-working capital loans	6,699	49	39
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,665	5	4
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,071	7	4
Other consumer loans	54	1	0
Total	$20,742	$175	$141

The following table presents the ageing of the recorded investment in past due loans as of March 31, 2018 by class of loans:

		30-89	Greater than		Total Past
	Loans Not	Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$775,855	$0	$0	$2,998	$2,998	$778,853
Non-working capital loans	702,304	0	0	3,776	3,776	706,080
Commercial real estate and multi-family
residential loans:
Construction and land development loans	236,060	881	0	0	881	236,941
Owner occupied loans	539,547	0	0	3,314	3,314	542,861
Nonowner occupied loans	506,476	155	0	0	155	506,631
Multifamily loans	193,575	0	0	0	0	193,575
Agri-business and agricultural loans:
Loans secured by farmland	145,083	0	0	283	283	145,366
Loans for agricultural production	171,689	0	0	0	0	171,689
Other commercial loans	116,507	0	0	0	0	116,507
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	179,003	767	26	382	1,175	180,178
Open end and junior lien loans	180,042	287	0	250	537	180,579
Residential construction loans	13,308	0	0	0	0	13,308
Other consumer loans	73,015	85	0	0	85	73,100
Total	$3,832,464	$2,175	$26	$11,003	$13,204	$3,845,668

The following table presents the ageing of the recorded investment in past due loans as of December 31, 2017 by class of loans:

		30-89	Greater than		Total Past
	Loans Not	Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$742,205	$11	$0	$1,459	$1,470	$743,675
Non-working capital loans	671,490	0	0	3,462	3,462	674,952
Commercial real estate and multi-family
residential loans:
Construction and land development loans	215,713	8,000	0	0	8,000	223,713
Owner occupied loans	534,648	0	0	3,620	3,620	538,268
Nonowner occupied loans	507,696	0	0	0	0	507,696
Multifamily loans	173,100	244	0	0	244	173,344
Agri-business and agricultural loans:
Loans secured by farmland	186,160	0	0	283	283	186,443
Loans for agricultural production	196,483	0	0	0	0	196,483
Other commercial loans	123,922	0	0	0	0	123,922
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	177,410	1,183	6	342	1,531	178,941
Open end and junior lien loans	183,056	89	0	236	325	183,381
Residential construction loans	13,447	0	0	0	0	13,447
Other consumer loans	74,102	92	0	0	92	74,194
Total	$3,799,432	$9,619	$6	$9,402	$19,027	$3,818,459

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2018 and December 31, 2017, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	March 31,	December 31,
(dollars in thousands)	2018	2017
Accruing troubled debt restructured loans	$4,085	$2,893
Nonaccrual troubled debt restructured loans	7,945	7,750
Total troubled debt restructured loans	$12,030	$10,643

During the three months ended March 31, 2018, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the period. The loan to one of the borrowers is for a commercial real estate building where the collateral value and cash flows from the companies occupying the buildings do not support the loan with recorded investments of $341,000. The loans to two other borrowers are for commercial and industrial capital and non-working capital loans with recorded investments of $551,000. These concessions are not included in table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended March 31, 2018:

	All Modifications			Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	$600	$600	1	0
Non-working capital loans	1	1,400	1,400	1	0
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	1	824	824	1	12
Owner occupied loans	1	387	387	1	12
Consumer 1-4 family loans:
Closed end first mortgage loans	1	198	197	1	239
Total	5	$3,409	$3,408	5	0-239

For the three-month period ending March 31, 2018, the troubled debt restructurings described in the table above decreased the allowance for loan losses by $227,000, primarily due to the reduction of the allowance for loan losses on the construction and land development loan described in the table above.

For the three-month period ending March 31, 2018, charge-offs of $1.6 million were recorded on the troubled debt restructurings described in the table above, which were from the charge-offs taken on the two commercial and industrial loans described in the table above.

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

There were no troubled debt restructurings that had payment defaults within the twelve months following modification during the three-month periods ended March 31, 2018 and 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of March 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$712,842	$42,204	$23,510	$0	$297	$778,853
Non-working capital loans	654,352	22,189	24,707	0	4,832	706,080
Commercial real estate and multi-
family residential loans:
Construction and land development loans	235,676	441	824	0	0	236,941
Owner occupied loans	501,679	19,028	22,154	0	0	542,861
Nonowner occupied loans	504,275	1,676	680	0	0	506,631
Multifamily loans	193,338	237	0	0	0	193,575
Agri-business and agricultural loans:
Loans secured by farmland	132,475	8,580	4,311	0	0	145,366
Loans for agricultural production	162,007	8,482	1,200	0	0	171,689
Other commercial loans	116,502	0	0	0	5	116,507
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	55,130	0	1,551	0	123,497	180,178
Open end and junior lien loans	9,855	0	250	0	170,474	180,579
Residential construction loans	0	0	0	0	13,308	13,308
Other consumer loans	14,282	0	49	0	58,769	73,100
Total	$3,292,413	$102,837	$79,236	$0	$371,182	$3,845,668

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$688,748	$33,337	$21,350	$0	$240	$743,675
Non-working capital loans	624,275	20,171	25,834	0	4,672	674,952
Commercial real estate and multi-
family residential loans:
Construction and land development loans	222,445	441	827	0	0	223,713
Owner occupied loans	496,231	19,361	22,676	0	0	538,268
Nonowner occupied loans	505,033	1,970	693	0	0	507,696
Multifamily loans	173,100	244	0	0	0	173,344
Agri-business and agricultural loans:
Loans secured by farmland	174,118	7,988	4,337	0	0	186,443
Loans for agricultural production	185,772	9,716	995	0	0	196,483
Other commercial loans	123,917	0	0	0	5	123,922
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	52,301	0	1,520	0	125,120	178,941
Open end and junior lien loans	8,259	0	236	0	174,886	183,381
Residential construction loans	0	0	0	0	13,447	13,447
Other consumer loans	18,642	0	50	0	55,502	74,194
Total	$3,272,841	$93,228	$78,518	$0	$373,872	$3,818,459

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

Mortgage servicing rights:  As of March 31, 2018, the fair value of the Company's Level 3 servicing assets for residential mortgage loans was $4.1 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 3.82%, a weighted average maturity of 19 years and are secured by homes generally within the Company's market area, which is primarily Northern Indiana. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At March 31, 2018, the constant prepayment speed (PSA) used was 102 and the discount rate used was 9.4%. At December 31, 2017, the PSA used was 123 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:
	March 31, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 984	$ 0	$ 0	$ 984
U.S. government sponsored agency securities	0	4,990	0	4,990
Mortgage-backed securities	0	371,349	0	371,349
State and municipal securities	0	182,510	831	183,341
Total Securities	984	558,849	831	560,664
Mortgage banking derivative	0	165	0	165
Interest rate swap derivative	0	3,540	0	3,540
Total assets	$ 984	$ 562,554	$ 831	$ 564,369

Liabilities
Mortgage banking derivative	0	9	0	9
Interest rate swap derivative	0	3,580	0	3,580
Total liabilities	$ 0	$ 3,589	$ 0	$ 3,589

	December 31, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 997	$ 0	$ 0	$ 997
U.S. government sponsored agency securities	0	5,122	0	5,122
Mortgage-backed securities	0	357,985	0	357,985
State and municipal securities	0	173,509	880	174,389
Total Securities	997	536,616	880	538,493
Mortgage banking derivative	0	136	0	136
Interest rate swap derivative	0	2,441	0	2,441
Total assets	$ 997	$ 539,193	$ 880	$ 541,070

Liabilities
Mortgage banking derivative	0	3	0	3
Interest rate swap derivative	0	2,562	0	2,562
Total liabilities	$ 0	$ 2,565	$ 0	$ 2,565

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 and there were no transfers between Level 1 and Level 2 during 2017.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

	State and Municipal Securities
(dollars in thousands)	2018	2017
Balance of recurring Level 3 assets at January 1	$ 880	$ 670
Changes in fair value of securities
included in other comprehensive income	(4)	(3)
Principal payments	(45)	(45)
Balance of recurring Level 3 assets at March 31	$ 831	$ 622

The state and municipal securities measured at fair value included below are non-rated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	3/31/2018	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 831	Price to type, par, call	Discount to benchmark index	0-5%
(1.24%)

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2017	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 880	Price to type, par, call	Discount to benchmark index	0-5%
(2.03%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 2,547	$ 2,547
Non-working capital loans	0	0	2,136	2,136
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	701	701
Owner occupied loans	0	0	589	589
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	70	70
Total assets	$ 0	$ 0	$ 6,043	$ 6,043

	December 31, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 934	$ 934
Non-working capital loans	0	0	1,693	1,693
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	477	477
Owner occupied loans	0	0	1,133	1,133
Consumer 1-4 family mortgage loans:
Open end and junior lien loans	0	0	195	195
Total assets	$ 0	$ 0	$ 4,432	$ 4,432

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2018:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 4,683	Collateral based	Discount to reflect	23%	23% - 100%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,290	Collateral based	Discount to reflect	29%	15% - 57%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	70	Collateral based	Discount to reflect	8%
		measurements	current market conditions
			and ultimate collectability

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2017:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 2,627	Collateral based	Discount to reflect	37%	23% - 100%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,610	Collateral based	Discount to reflect	33%	2% - 58%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	195	Collateral based	Discount to reflect	17%
		measurements	current market conditions
			and ultimate collectability

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $7.9 million, with a valuation allowance of $1.9 million at March 31, 2018. The change from December 31, 2017 in the fair value of impaired loans resulted in a net increase in the provision for loan losses of $4.2 million, primarily due to a partial charge-off on one commercial lending relationship in the amount of $4.6 million, over the three months ended March 31, 2018. At March 31, 2017, impaired loans had a gross carrying amount of $9.8 million, with a valuation allowance of $3.9 million, resulting in a net increase in the provision for loan losses of $800,000 in the three months ended March 31, 2017.

The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items which are not financial instruments are not included. Due to the adoption of ASU 2016-01 as of January 1, 2018, the fair value as presented below is measured using the exit price notion in the periods after adoption and may not be comparable with prior periods presented as a result of the change in methodology.

	March 31, 2018
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 167,551	$ 164,806	$ 2,726	$ 0	$ 167,532
Securities available for sale	560,664	984	558,849	831	560,664
Real estate mortgages held for sale	1,511	0	1,545	0	1,545
Loans, net	3,800,041	0	0	3,744,565	3,744,565
Federal Home Loan Bank stock	10,352	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	14,616	8	2,760	11,848	14,616
Financial Liabilities:
Certificates of deposit	(1,476,845)	0	(1,480,116)	0	(1,480,116)
All other deposits	(2,622,643)	(2,622,643)	0	0	(2,622,643)
Securities sold under agreements
to repurchase	(94,716)	0	(94,716)	0	(94,716)
Subordinated debentures	(30,928)	0	0	(31,203)	(31,203)
Standby letters of credit	(808)	0	0	(808)	(808)
Accrued interest payable	(7,484)	(136)	(7,343)	(5)	(7,484)

	December 31, 2017
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 176,180	$ 174,045	$ 2,127	$ 0	$ 176,172
Securities available for sale	538,493	997	536,616	880	538,493
Real estate mortgages held for sale	3,346	0	3,390	0	3,390
Loans, net	3,771,338	0	0	3,744,842	3,744,842
Federal Home Loan Bank stock	10,352	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	14,093	3	2,925	11,165	14,093
Financial Liabilities:
Certificates of deposit	(1,412,583)	0	(1,417,075)	0	(1,417,075)
All other deposits	(2,596,072)	(2,596,072)	0	0	(2,596,072)
Securities sold under agreements
to repurchase	(70,652)	0	(70,652)	0	(70,652)
Other short-term borrowings	(80,000)	0	(80,004)	0	(80,004)
Long-term borrowings	(30)	0	(31)	0	(31)
Subordinated debentures	(30,928)	0	0	(31,194)	(31,194)
Standby letters of credit	(758)	0	0	(758)	(758)
Accrued interest payable	(6,311)	(149)	(6,158)	(4)	(6,311)

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

Securities sold under agreements to repurchase of $94.7 million and $70.7 million, which mature on demand, are secured by mortgage-backed securities with a carrying amount of $114.1 million and $98.0 million at March 31, 2018 and December 31, 2017, respectively. Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
(dollars in thousands)	2018	2017	2018	2017
Service cost	$0	$0	$0	$0
Interest cost	23	26	9	10
Expected return on plan assets	(34)	(35)	(15)	(16)
Recognized net actuarial (gain) loss	48	46	18	20
Net pension expense (benefit)	$37	$37	$12	$14

The Company previously disclosed in its financial statements for the year ended December 31, 2017 that it expected to contribute $0 to its pension plan and $0 to its Supplemental Executive Retirement Plan ("SERP") in 2018. The Company has contributed $368,200 to its pension plan and $0 to its SERP as of March 31, 2018. The Company does not expect to make any additional contributions to its pension plan or SERP during the remainder of 2018. As a result of freezing the plan effective April 1, 2000, there is no service cost to record on the pension plan or the SERP for the three-month periods ending March 31, 2018 and 2017. All other components of cost noted in the table above were recorded in other expense under noninterest expenses on the Consolidated Statements of Income for all periods presented.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2018 and December 31, 2017.

	March 31, 2018
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$3,540	$0	$3,540	$0	$0	$3,540
Total Assets	$3,540	$0	$3,540	$0	$0	$3,540
Liabilities
Interest Rate Swap Derivatives	$3,580	$0	$3,580	$0	$(250)	$3,330
Repurchase Agreements	94,716	0	94,716	(94,716)	0	0
Total Liabilities	$98,296	$0	$98,296	$(94,716)	$(250)	$3,330

	December 31, 2017
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,441	$0	$2,441	$0	$0	$2,441
Total Assets	$2,441	$0	$2,441	$0	$0	$2,441
Liabilities
Interest Rate Swap Derivatives	$2,562	$0	$2,562	$0	$(750)	$1,812
Repurchase Agreements	70,652	0	70,652	(70,652)	0	0
Total Liabilities	$73,214	$0	$73,214	$(70,652)	$(750)	$1,812

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

	Three Months Ended March 31,
	2018	2017
Weighted average shares outstanding for basic earnings per common share	25,257,414	25,152,242
Dilutive effect of stock options, awards and warrants	439,450	443,894
Weighted average shares outstanding for diluted earnings per common share	25,696,864	25,596,136

Basic earnings per common share	$0.73	$0.58
Diluted earnings per common share	$0.71	$0.57

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) net of tax for the three months ended March 31, 2018 and 2017:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2017	$784	$(1,454)	$(670)
Other comprehensive income before reclassification	(7,132)	0	(7,132)
Amounts reclassified from accumulated other comprehensive income (loss)	6	49	55
Net current period other comprehensive income	(7,126)	49	(7,077)
Adoption of ASU 2018-02 (See Note 1)	140	(313)	(173)
Adoption of ASU 2016-01 (See Note 1)	(68)	0	(68)
Balance at March 31, 2018	$(6,270)	$(1,718)	$(7,988)

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2016	$(722)	$(1,665)	$(2,387)
Other comprehensive income before reclassification	448	0	448
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	40	37
Net current period other comprehensive income	445	40	485
Balance at March 31, 2017	$(277)	$(1,625)	$(1,902)

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2018 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$(6)	Net securities gains (losses)
Tax effect	0	Income tax expense
	(6)	Net of tax
Amortization of defined benefit pension items	(66)	Other expense
Tax effect	17	Income tax expense
	(49)	Net of tax
Total reclassifications for the period	$(55)	Net income

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2017 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$3	Net securities gains (losses)
Tax effect	0	Income tax expense
	3	Net of tax
Amortization of defined benefit pension items	(66)	Other expense
Tax effect	26	Income tax expense
	(40)	Net of tax
Total reclassifications for the period	$(37)	Net income

NOTE 11. REVENUE RECOGNITION
All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company's sources of noninterest income for the three months ended March 31, 2018 and 2017. Items outside of scope of ASC 606 are noted as such.

	Three Months Ended
	March 31,
	2018	2017 (2)
NONINTEREST INCOME
Wealth advisory fees	$1,505	$1,250
Investment brokerage fees	290	321
Service charges on deposit accounts
Service charges on commercial deposit acounts	2,303	1,798
Service charges on retail deposit acounts	229	233
Overdrafts, net	831	844
Other	265	268
Loan and service fees
Debit card interchange fees	1,420	1,105
Loan fees (1)	530	568
Other	227	220
Merchant card fee income	642	538
Bank owned life insurance income (1)	363	471
Other income (1)	1,039	509
Mortgage banking income (1)	241	131
Net securities gains/(losses) (1)	(6)	3
Total noninterest income	$9,879	$8,259

(1) Not within scope of ASC 606
(2) The Company elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

The following is a description of principal activities from which we generate revenue. Revenues are recognized as the Company satisfies its obligations with our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services.

Wealth advisory fees

The Company provides wealth advisory services to its customers and earns fees from its contracts with trust customers to manage assets for investment and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted monthly, quarterly, or annual services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed. Other related services, such as escrow accounts that are based on a fixed schedule, are recognized when the services are rendered.

Investment brokerage services

The Company provides investment brokerage services through a full service brokerage and investment and advisory firm, Cetera Investment Services LLC ("Cetera"). The Company receives commissions from Cetera on a monthly basis based upon customer activity for the month. The fees are recognized monthly and a receivable is recorded until commissions are generally paid by the 5th business day of the following month. Because the Company (i) acts as an agent in arranging the relationship between the customer and the Cetera and (ii) does not control the services to the customers, investment brokerage service fees are presented net of Cetera's related costs.

Service charges on deposit accounts

The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's balance.

Interchange income

The Company provides the ability to transact on certain deposit accounts through the use of debit cards by outsourcing the services through third party service providers. Performance obligations are met on a transactional basis and income is recognized monthly based on transaction type and volume. Under the accounting standards in effect in the prior period, revenue was previously recognized net of the third party's costs. Under ASC 606, fees from interchange income related to its customers use of debit cards will be reported gross in loan and service fees under noninterest income. The cost of using third party providers for these interchange services will be reported in data processing fees and supplies under noninterest expense, which has no effect on net income for the period.

Gain on sale of other real estate (OREO) owned financed by seller

On occasion, the Company underwrites a loan to purchase property owned by the Company. Under the accounting standards in effect in the prior period, the gain on the sale of the Company owned property was deferred and recognized over the life of the loan. Under ASC 606, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. As a result of the adoption of ASC 606, the Company reported a net increase of $24,000 to opening retained earnings as of January 1, 2018.

ITEM 2 ‑ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first three months of 2018 was $18.3 million, up 26.3% from $14.5 million for the comparable period of 2017. Diluted income per common share was $0.71 in the first three months of 2018, up 24.6% from $0.57 in the comparable period of 2017. Annualized return on average total equity was 15.82% in the first three months of 2018 versus 13.63% in the comparable period of 2017. Annualized return on average total assets was 1.58% in the first three months of 2018 versus 1.37% in the comparable period of 2017. The average equity to average assets ratio was 9.99% in the first three months of 2018 versus 10.02% in the comparable period of 2017.

Total assets were $4.727 billion as of March 31, 2018 versus $4.683 billion as of December 31, 2017, an increase of $44.0 million, or 0.9%. This increase was primarily due to a $28.7 million increase in net loans as well as a $22.2 million increase in securities available for sale. The growth in assets resulted from an increase in net deposits of $90.8 million, which funded the increases of $28.7 million and $22.2 million in net loans and securities available for sale, respectively. In addition, the Company reduced its borrowings by $56.0 million. Total equity increased by $4.7 million as a result of net income of $18.3 million offset by paying dividends of $0.22 per share totaling $5.6 million and a reduction in accumulated other comprehensive income of $7.3 million.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months ended March 31, 2018 and 2017 is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Income Statement Summary:
Net interest income	$36,223	$32,061
Provision for loan losses	3,300	200
Noninterest income	9,879	8,259
Noninterest expense	21,202	20,048

Other Data:
Efficiency ratio (1)	45.99%	49.72%
Dilutive EPS	$0.71	$0.57
Tangible capital ratio (2)	9.94%	10.06%
Net charge-offs/(recoveries) to average loans	0.51%	0.02%
Net interest margin	3.36%	3.27%
Noninterest income to total revenue	21.43%	20.48%

 (1)   Noninterest expense/Net interest income plus Noninterest income
 (2)   Non-GAAP financial measure. See reconciliation below.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Total Equity	$473,333	$437,202
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,174	1,840
Tangible Common Equity	469,537	434,072

Total Assets	$4,726,948	$4,319,103
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,174	1,840
Tangible Assets	4,723,152	4,315,973

Tangible Common Equity/Tangible Assets	9.94%	10.06%

Net Income

Net income was $18.3 million in the first three months of 2018, an increase of $3.8 million, or 26.3%, versus net income of $14.5 million in the first three months of 2017. The growth in net income of $3.8 million for the first quarter 2018 as compared to the prior year period resulted primarily from increased net interest income of $4.2 million and growth in noninterest income of $1.6 million. These increases were offset by an increase in provision expense of $3.1 million and increased noninterest expense of $1.2 million, resulting in an increase to income before income tax expense of $1.5 million. In addition, net income for the first quarter 2018, was favorably impacted by the reduced federal tax rate. First quarter income tax expense for 2018 was $2.3 million lower than the prior year period. Net interest income increased $4.2 million, or 13.0%, to $36.2 million versus $32.1 million in the first three months of 2017. Net interest income increased primarily due to an 8.9% increase in average earning assets. An increase of $249.6 million, or 7.9%, in average commercial loans from the first three months of 2017 was the primary reason for the increase in average earning assets over the past twelve months, which reflects our continuing strategic focus on commercial lending. In addition, net interest income was favorably impacted during the first quarter 2018 by expansion in net interest margin from 3.27% for the three months ended in March 2017 to 3.36% for the three months ended March 31, 2018. The expansion in net interest margin resulted from the Federal Reserve Bank increases to the Federal Funds Rate which increased three times from March 31, 2017. The net interest margin increased nine basis points to 3.36% in the first three months of 2018 compared to 3.27% for the first three months of 2017.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2018			2017
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,767,300	$41,794	4.50%	$3,491,018	$34,447	4.00%
Tax exempt (1)	24,622	272	4.48	18,137	221	4.94
Investments: (1)
Available for sale	546,042	4,119	3.06	515,283	4,083	3.21
Short-term investments	4,579	9	0.80	5,121	5	0.40
Interest bearing deposits	78,918	283	1.45	30,326	43	0.58
Total earning assets	$4,421,461	$46,477	4.26%	$4,059,885	$38,799	3.88%
Less: Allowance for loan losses	(47,189)			(43,981)
Nonearning Assets
Cash and due from banks	137,738			108,682
Premises and equipment	56,192			52,729
Other nonearning assets	138,524			132,830
Total assets	$4,706,726			$4,310,145

Interest Bearing Liabilities
Savings deposits	$268,091	$89	0.13%	$271,087	$99	0.15%
Interest bearing checking accounts	1,491,820	3,575	0.97	1,383,791	1,952	0.57
Time deposits:
In denominations under $100,000	255,209	848	1.35	238,347	670	1.14
In denominations over $100,000	1,238,189	4,855	1.59	975,450	2,721	1.13
Miscellaneous short-term borrowings	82,862	111	0.54	184,950	310	0.68
Long-term borrowings and
subordinated debentures	30,933	367	4.81	30,959	314	4.11
Total interest bearing liabilities	$3,367,104	$9,845	1.19%	$3,084,584	$6,066	0.80%
Noninterest Bearing Liabilities
Demand deposits	841,608			768,495
Other liabilities	28,016			25,172
Stockholders' Equity	469,998			431,894
Total liabilities and stockholders' equity	$4,706,726			$4,310,145

Interest Margin Recap
Interest income/average earning assets		46,477	4.26		38,799	3.88
Interest expense/average earning assets		9,845	0.90		6,066	0.61
Net interest income and margin		$36,632	3.36%		$32,733	3.27%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate for 2018 and a 35 percent tax rate for 2017. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $409,000 and $672,000 in the three-month periods ended March 31, 2018 and 2017, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2018 and 2017, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $4.2 million, or 13.0%, for the three months ended March 31, 2018 compared with the first three months of 2017. The increased level of net interest income during the first three months of 2018 was largely driven by an increase in average earning assets of $361.6 million, which resulted primarily from loan growth. Average loans outstanding increased $282.8 million to $3.792 billion during the three months ended March 31, 2018 compared to $3.509 billion during the same period of 2017, with most of the growth being in commercial loans. The earning asset growth was funded through deposit growth offset by a decrease in borrowings. Average time deposits increased by $279.6 million, average interest bearing checking accounts increased by $108.0 million, average noninterest bearing demand deposits increased by $73.1 million and average borrowings decreased by $102.1 million.

The tax equivalent net interest margin was 3.36% for the first three months of 2018 compared to 3.27% during the first three months of 2017. The yield on earning assets totaled 4.26% during the three months ended March 31, 2018 compared to 3.88% in the same period of 2017. Cost of funds (expressed as a percentage of average earning assets) totaled 0.90% during the first three months of 2018 compared to 0.61% in the same period of 2017. The increase in net interest margin for the first quarter of 2018 as compared to the same period in 2017 resulted from the effect of the Federal Reserve Bank increases to the Federal Funds Rate and the asset sensitive position of the balance sheet.

Provision for Loan Losses

The Company recorded a provision for loan loss expense of $3.3 million in the three-month period ended March 31, 2018, compared to a provision of $200,000 during the comparable period of 2017. The primary factors impacting the provision in the first three months of 2018 were strong loan growth and net charge-offs taken during the first quarter of 2018. Net charge offs in the quarter were $4.8 million versus net charge offs of $144,000 in the first quarter of 2017 and net charge offs of $226,000 during the linked fourth quarter 2017. Net charge offs included a $4.6 million charge off related to a single commercial borrower. At December 31, 2017, loans to the borrower were current and performing. Late in the first quarter of 2018, the borrower encountered working capital challenges and it became clear to the bank that the borrower was not able to generate sufficient cash flow from operations to fully support its business. As a result, it was determined that full collection of the outstanding loan balance of $6.8 million was not probable and would likely not be repaid. The remaining loan exposure of $2.2 million to this borrower, which is on nonaccrual status, is secured by a blanket lien on all assets, including accounts receivable, land, buildings and equipment. In addition the exposure is supported by personal guarantees and a security interest in undeveloped commercial real estate. Additional factors considered by management included the continued stability in key loan quality metrics including appropriate reserve coverage of nonperforming loans and stable economic conditions in the Company's markets, and changes in the allocation for specific watch list credits. Management's overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2018 and 2017 are shown in the following tables:

	Three Months Ended
	March 31,
			Percent
(dollars in thousands)	2018	2017	Change
Wealth advisory fees	$1,505	$1,250	20.4%
Investment brokerage fees	290	321	(9.7)
Service charges on deposit accounts	3,628	3,143	15.4
Loan and service fees	2,177	1,893	15.0
Merchant card fee income	642	538	19.3
Bank owned life insurance	363	471	(22.9)
Other income	1,039	509	104.1
Mortgage banking income	241	131	84.0
Net securities gains (losses)	(6)	3	(300.0)
Total noninterest income	$9,879	$8,259	19.6%
Noninterest income to total revenue	21.43%	20.48%

The Company's noninterest income increased $1.6 million, or 19.6%, to $9.9 million for the first quarter of 2018, compared to $8.3 million for the first quarter of 2017. Noninterest income was positively impacted by a 15.4% increase over the prior year first quarter, in recurring fee income for service charges on deposit accounts, primarily due to growth in fees from business accounts. In addition, wealth advisory fees increased by 20.4% compared to the year ago period due to continued growth of client relationships. The Company adopted the new revenue recognition accounting standard effective on January 1, 2018 that requires the evaluation of all contracts and the related recognition of revenue. Although the adoption of this standard did not have a significant impact to net income, the evaluation of recording revenue gross versus net did cause some reclassifications of expenses associated with various revenue streams. Adoption of this standard resulted in an increase to NYCE income recorded in loan and service fees of $194,000. The increase to these accounts resulted from reclassification adjustments between these accounts and non-interest expense due to reporting these revenue streams gross versus net of expenses as in prior periods. Other income increased $530,000 for the first quarter of 2018 compared to the first quarter of 2017, primarily due to a gain recorded on insurance proceeds and an increase in the FHLB dividend.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2018 and 2017 are shown in the following tables:

	Three Months Ended
	March 31,
			Percent
(dollars in thousands)	2018	2017	Change
Salaries and employee benefits	$12,019	$11,370	5.7%
Net occupancy expense	1,426	1,120	27.3
Equipment costs	1,274	1,075	18.5
Data processing fees and supplies	2,513	2,016	24.7
Corporate and business development	1,133	1,502	(24.6)
FDIC insurance and other regulatory fees	461	434	6.2
Professional fees	872	954	(8.6)
Other expense	1,504	1,577	(4.7)
Total noninterest expense	$21,202	$20,048	5.8%

The Company's noninterest expense increased $1.2 million, or 5.8%, to $21.2 million in the first quarter of 2018, compared to $20.0 million in the first quarter of 2017. Salaries and employee benefits increased primarily due to higher employee health insurance expense, an increase to the Company's minimum hiring wage, special bonuses paid to non-officer employees, and normal merit increases. Data processing fees increased due to the Company's continued investment in technology-based solutions as well as the adoption of the new FASB revenue recognition accounting standard discussed above. Corporate and business development expense decreased primarily due to a reduction in contributions as well as lower advertising expenses. The Company's efficiency ratio was 46.0% for the first quarter of 2018, compared to 49.7% for the first quarter of 2017 and 43.7% for the linked fourth quarter of 2017.

Income Taxes

The Company's income tax expense decreased $2.3 million in the three-month period ended March 31, 2018, compared to the same period in 2017. The effective tax rate was 15.1% in the three-month period ended March 31, 2018, compared to 27.7% for the comparable period of 2017. The decrease in the effective tax rate in the three-month period ended March 31, 2018 was primarily due to the effects of the Tax Cuts and Jobs Act which lowered the Company's federal income tax rate to 21% from 35%. In addition the Company recognized tax benefits of $761,000 and $924,000, respectively, in the three-month periods ended March 31, 2018 and 2017. The tax benefits were related to employee long-term incentive stock awards which vested in the respective periods. The Company's long-term incentive plans vest in January of each year on the third anniversary of the grant date and are subject to performance conditions.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.727 billion as of March 31, 2018, an increase of $44.0 million, or 0.9%, when compared to $4.683 billion as of December 31, 2017. Overall asset growth was primarily driven by a $28.7 million, or 0.8%, increase in net loans to $3.800 billion at March 31, 2018 from $3.771 billion at December 31, 2017 and an increase of $22.2 million, or 4.1%, in securities available for sale to $560.7 million at March 31, 2018 from $538.5 million at December 31, 2017 due to securities purchases. A decrease of $8.6 million, or 4.9%, in cash and cash equivalents partially offset the overall growth of total assets. Funding for the balance sheet growth came from a $90.8 million increase in deposits offset by a $56.0 million decrease in borrowings.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents decreased by $8.6 million, or 4.9%, to $167.6 million at March 31, 2018, from $176.2 million at December 31, 2017. The short-term investment component of cash and cash equivalents increased primarily due to higher interest-bearing balances on deposit with the Federal Reserve Bank of Chicago. Cash and cash equivalents decreased in order to fund growth in loans and securities.

Investment Portfolio

The amortized cost and the fair value of securities as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$992	$984	$992	$997
U.S. government sponsored agencies	5,091	4,990	5,191	5,122
Mortgage-backed securities: residential	342,526	336,990	314,650	313,774
Mortgage-backed securities: commercial	34,944	34,359	44,208	44,211
State and municipal securities	185,049	183,341	172,375	174,389
Total	$568,602	$560,664	$537,416	$538,493

At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored entities, in an amount greater than 10% of stockholders' equity.

Purchases of securities available for sale totaled $53.8 million in the first three months of 2018. The purchases consisted primarily of mortgage-backed securities issued by government sponsored entities and also purchases of state and municipal securities. Paydowns from prepayments and scheduled payments of $10.0 million were received in the first three months of 2018, and the amortization of premiums, net of the accretion of discounts, was $749,000. Sales of securities totaled $12.3 million in the first three months of 2018. Maturities and calls of securities totaled $2.7 million in the first three months of 2018. No other-than-temporary impairment was recognized in the first three months of 2018.

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

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale decreased by $1.8 million, or 54.8%, to $1.5 million at March 31, 2018, from $3.3 million at December 31, 2017. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells all of the mortgage loans it originates on the secondary market. Proceeds from sales totaled $11.5 million in the first three months of 2018 compared to $13.1 million in the first three months of 2017.

Loan Portfolio

The loan portfolio by portfolio segment as of March 31, 2018 and December 31, 2017 is summarized as follows:

					Current
	March 31,		December 31,		Period
(dollars in thousands)	2018		2017		Change
Commercial and industrial loans	$1,485,007	38.6%	$1,418,681	37.1%	$66,326
Commercial real estate and multi-family residential loans	1,482,076	38.5	1,444,913	37.8	37,163
Agri-business and agricultural loans	316,970	8.3	382,841	10.0	(65,871)
Other commercial loans	116,657	3.0	124,076	3.3	(7,419)
Consumer 1-4 family mortgage loans	372,949	9.7	374,645	9.8	(1,696)
Other consumer loans	73,277	1.9	74,369	2.0	(1,092)
Subtotal	3,846,936	100.0%	3,819,525	100.0%	27,411
Less: Allowance for loan losses	(45,627)		(47,121)		1,494
Net deferred loan fees	(1,268)		(1,066)		(202)
Loans, net	$3,800,041		$3,771,338		$28,703

Total loans, excluding real estate mortgage loans held for sale, increased by $27.4 million to $3.847 billion at March 31, 2018 from $3.820 billion at December 31, 2017. The increase was concentrated in the commercial and commercial real estate categories and reflected the Company's long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas. The increase was partially offset by seasonal declines in agri-business loans.

The following table summarizes the Company's non-performing assets as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual loans including nonaccrual troubled debt restructured loans	$11,002	$9,401
Loans past due over 90 days and still accruing	26	6
Total nonperforming loans	$11,028	$9,407
Other real estate owned	10	40
Repossessions	114	55
Total nonperforming assets	$11,152	$9,502

Impaired loans including troubled debt restructurings	$15,824	$13,869

Nonperforming loans to total loans	0.29%	0.25%
Nonperforming assets to total assets	0.24%	0.20%

Performing troubled debt restructured loans	$4,085	$2,893
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	7,945	7,750
Total troubled debt restructured loans	$12,030	$10,643

Total nonperforming assets increased by $1.7 million, or 17.4%, to $11.2 million during the three-month period ended March 31, 2018. The increase in nonperforming assets was primarily due to one commercial relationship being placed in nonaccrual status.

Net charge offs in the quarter were $4.8 million versus net charge offs of $144,000 in the first quarter of 2017 and net charge offs of $226,000 during the linked fourth quarter 2017. Net charge offs included a $4.6 million charge off related to a single commercial borrower.

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

Total impaired loans increased by $2.0 million, or 14.1%, to $15.8 million at March 31, 2018 from $13.9 million at December 31, 2017. The increase in the impaired loans category was primarily due to addition of the one commercial credit which was also placed in nonaccrual status.

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

At March 31, 2018, the allowance for loan losses was 1.19% of total loans outstanding, versus 1.23% of total loans outstanding at December 31, 2017. At March 31, 2018, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of March 31, 2018, on the basis of management's review of the loan portfolio, the Company had 93 credits totaling $182.0 million on the classified loan list versus 95 credits totaling $171.7 million on December 31, 2017. As of March 31, 2018, the Company had $102.8 million of assets classified as Special Mention, $79.2 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $93.2 million, $78.5 million, $0 and $0, respectively, at December 31, 2017.

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

The allowance for loan losses decreased 3.2%, or $1.5 million, from $47.1 million at December 31, 2017 to $45.6 million at March 31, 2018. Pooled loan allocations decreased from $43.9 million at December 31, 2017 to $43.0 million at March 31, 2018, which was primarily due to management's view of current credit quality and the current economic environment. Impaired loan allocations decreased $545,000 from $3.2 million at December 31, 2017 to $2.7 million at March 31, 2018 due primarily to paydowns and pay-offs received on these loans over the three-month period ending March 31, 2018. While general trends in the overall economy and credit quality were stable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

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

Sources of Funds

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the three months ended March 31, 2018 and 2017 are summarized in the following table:

	Three months ended March 31,
	2018		2017
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$841,608	0.00%	$768,495	0.00%
Savings and transaction accounts:
Savings deposits	268,091	0.13	271,087	0.15
Interest bearing demand deposits	1,491,820	0.97	1,383,791	0.57
Time deposits:
Deposits of $100,000 or more	1,238,189	1.59	975,450	1.13
Other time deposits	255,209	1.35	238,347	1.14
Total deposits	$4,094,917	0.93%	$3,637,170	0.61%
FHLB advances and other borrowings	113,795	1.71	215,909	1.17
Total funding sources	$4,208,712	0.95%	$3,853,079	0.64%

Deposits and Borrowings

Total deposits increased by $90.8 million, or 2.3%, from December 31, 2017. Core deposits increased by $132.5 million to $3.9 billion as of March 31, 2018 from $3.7 billion as of December 31, 2017. Total brokered deposits were $227.3 million at March 31, 2018 compared to $269.0 million at December 31, 2017 reflecting a $41.7 million decrease during the first quarter.

Core deposit growth was comprised of increases in retail deposits of $123.2 million and in public fund deposits of $26.4 million, which were offset by a decrease in commercial deposits of $17.0 million. Total public funds deposits, including public funds transaction accounts, were $1.290 billion at March 31, 2018 compared to $1.264 billion at December 31, 2017.

The following table summarizes deposit composition at March 31, 2018 and December 31, 2017:

			Current
	March, 31	December 31,	Period
(dollars in thousands)	2018	2017	Change
Retail	$1,629,944	$1,506,738	$123,206
Commercial	952,285	969,292	(17,007)
Public funds	1,289,999	1,263,649	26,350
Core deposits	$3,872,228	$3,739,679	$132,549
Brokered deposits	227,260	268,976	(41,716)
Total deposits	$4,099,488	$4,008,655	$90,833

Total borrowings decreased by $56.0 million, or 30.8%, from December 31, 2017. Most of the decrease resulted from the repayment of short-term advances from the Federal Home Loan Bank of Indianapolis. The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily loan growth.

Capital

As of March 31, 2018, total stockholders' equity was $473.2 million, an increase of $4.7 million, or 1.0%, from $468.6 million at December 31, 2017. In addition to net income of $18.3 million, other increases in equity during the first three months of 2018 included $1.4 million in stock based compensation expense. Offsetting the increases to stockholders' equity were decreases of $7.1 million in  accumulated other comprehensive income component of equity, which was driven by a net decrease in the fair value of available-for-sale securities, dividends paid in the amount of $5.5 million and $2.5 million in stock activity under equity compensation plans.

The impact on equity by other comprehensive income is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. The final rules include a capital conservation buffer, comprised of common equity Tier 1 capital, which was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The capital conservation buffer was 1.25% as of December 31, 2017 and 1.875% as of March 31, 2018. As of March 31, 2018, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The actual capital amounts and ratios of the Company and the Bank as of March 31, 2018 and December 31, 2017, are presented in the table below:

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Total Capital (to Risk
Weighted Assets)
Consolidated	$551,910	13.41%	$329,303	8.00%	$406,484	9.875%	$411,629	10.00%
Bank	$531,902	12.94%	$328,736	8.00%	$405,784	9.875%	$410,921	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$506,194	12.30%	$246,978	6.00%	$324,158	7.875%	$329,303	8.00%
Bank	$486,186	11.83%	$246,552	6.00%	$323,600	7.875%	$328,736	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$476,194	11.57%	$185,233	4.50%	$262,414	6.375%	$267,559	6.50%
Bank	$486,186	11.83%	$184,914	4.50%	$261,962	6.375%	$267,098	6.50%
Tier I Capital (to Average Assets)
Consolidated	$506,194	10.76%	$188,095	4.00%	$188,095	4.00%	$235,119	5.00%
Bank	$486,186	10.36%	$187,732	4.00%	$187,732	4.00%	$234,665	5.00%

As of December 31, 2017:
Total Capital (to Risk
Weighted Assets)
Consolidated	$ 541,475	13.26%	$ 326,782	8.00%	$ 377,842	9.250%	$ 408,478	10.00%
Bank	$ 525,482	12.89%	$ 326,140	8.00%	$ 377,099	9.250%	$ 407,675	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$ 494,265	12.10%	$ 245,087	6.00%	$ 296,147	7.250%	$ 326,782	8.00%
Bank	$ 478,272	11.73%	$ 244,605	6.00%	$ 295,564	7.250%	$ 326,140	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$ 464,265	11.37%	$ 183,815	4.50%	$ 234,875	5.750%	$ 265,511	6.50%
Bank	$ 478,272	11.73%	$ 183,454	4.50%	$ 234,413	5.750%	$ 264,988	6.50%
Tier I Capital (to Average Assets)
Consolidated	$ 494,265	10.76%	$ 183,793	4.00%	$ 183,793	4.00%	$ 229,741	5.00%
Bank	$ 478,272	10.44%	$ 183,187	4.00%	$ 183,187	4.00%	$ 228,984	5.00%

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the "Risk Factors" section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	the effects of future economic, business and market conditions and changes, both domestic and foreign, including the effects of federal trade policies;

•	governmental monetary and fiscal policies;

•	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;

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

Interest rate scenarios for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company's rate sensitive assets and liabilities at March 31, 2018. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

		Falling	Rising	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
Net interest income	$152,951	$138,410	$155,853	$158,740	$164,501	$175,879	$187,233
Variance from Base		($14,541)	$2,902	$5,789	$11,550	$22,928	$34,282
Percent of change from Base		-9.51%	1.90%	3.78%	7.55%	14.99%	22.41%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2018, there were no changes to the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company's Form 10-K for the year ended December 31, 2017. Please refer to that section of the Company's Form 10-K for disclosures regarding the risks and uncertainties related to the Company's business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2018 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	3,049	$ 48.53	0	$ 0
February 1-28	758	48.31	0	0
March 1-31	0	0	0	0

Total	3,807	$ 48.49	0	$ 0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2018 and March 31, 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: May 7, 2018	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: May 7, 2018	/s/ Lisa M. O'Neill
Lisa M. O'Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: May 7, 2018	/s/ Sarah J. Earls
Sarah J. Earls – Senior Vice President and Controller
(principal accounting officer)