Form 10-Q
period 2018-06-30
LAKELAND FINANCIAL CORP
filed 2018-08-03
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding at July 31, 2018:  25,301,732

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$147,439	$140,402
Short-term investments	32,786	35,778
Total cash and cash equivalents	180,225	176,180

Securities available for sale (carried at fair value)	563,227	538,493
Real estate mortgage loans held for sale	6,097	3,346

Loans, net of allowance for loan losses of $47,706 and $47,121	3,811,007	3,771,338

Land, premises and equipment, net	57,242	56,466
Bank owned life insurance	76,501	75,879
Federal Reserve and Federal Home Loan Bank stock	13,772	13,772
Accrued interest receivable	15,223	14,093
Goodwill	4,970	4,970
Other assets	32,605	28,439
Total assets	$4,760,869	$4,682,976

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$839,784	$885,622
Interest bearing deposits	3,095,169	3,123,033
Total deposits	3,934,953	4,008,655

Borrowings
Securities sold under agreements to repurchase	106,239	70,652
Federal Home Loan Bank advances	175,000	80,030
Subordinated debentures	30,928	30,928
Total borrowings	312,167	181,610

Accrued interest payable	7,328	6,311
Other liabilities	19,937	17,733
Total liabilities	4,274,385	4,214,309

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,294,582 shares issued and 25,126,537 outstanding as of June 30, 2018
25,194,903 shares issued and 25,025,933 outstanding as of December 31, 2017	109,223	108,862
Retained earnings	390,404	363,794
Accumulated other comprehensive income/(loss)	(9,710)	(670)
Treasury stock, at cost (2018 - 168,045 shares, 2017 - 168,970 shares)	(3,522)	(3,408)
Total stockholders' equity	486,395	468,578
Noncontrolling interest	89	89
Total equity	486,484	468,667
Total liabilities and equity	$4,760,869	$4,682,976
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET INTEREST INCOME
Interest and fees on loans
Taxable	$44,439	$36,967	$86,233	$71,414
Tax exempt	202	162	419	312
Interest and dividends on securities
Taxable	2,492	2,364	4,926	4,684
Tax exempt	1,466	1,274	2,797	2,436
Other interest income	196	54	488	102
Total interest income	48,795	40,821	94,863	78,948

Interest on deposits	10,648	6,243	20,015	11,685
Interest on borrowings
Short-term	195	431	306	741
Long-term	419	328	786	642
Total interest expense	11,262	7,002	21,107	13,068

NET INTEREST INCOME	37,533	33,819	73,756	65,880

Provision for loan losses	1,700	500	5,000	700

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	35,833	33,319	68,756	65,180

NONINTEREST INCOME
Wealth advisory fees	1,544	1,284	3,049	2,534
Investment brokerage fees	377	299	667	620
Service charges on deposit accounts	3,800	3,253	7,428	6,396
Loan and service fees	2,421	1,897	4,598	3,790
Merchant card fee income	549	570	1,191	1,108
Bank owned life insurance income	348	402	711	873
Other income	216	659	1,255	1,168
Mortgage banking income	438	378	679	509
Net securities gains/(losses)	0	49	(6)	52
Total noninterest income	9,693	8,791	19,572	17,050

NONINTEREST EXPENSE
Salaries and employee benefits	11,493	11,014	23,512	22,384
Net occupancy expense	1,237	1,154	2,663	2,274
Equipment costs	1,250	1,156	2,524	2,231
Data processing fees and supplies	2,290	1,974	4,803	3,990
Corporate and business development	1,046	1,196	2,179	2,698
FDIC insurance and other regulatory fees	409	419	870	853
Professional fees	910	801	1,782	1,755
Other expense	1,639	1,638	3,143	3,215
Total noninterest expense	20,274	19,352	41,476	39,400

INCOME BEFORE INCOME TAX EXPENSE	25,252	22,758	46,852	42,830
Income tax expense	5,110	7,394	8,374	12,952
NET INCOME	$20,142	$15,364	$38,478	$29,878

BASIC WEIGHTED AVERAGE COMMON SHARES	25,293,329	25,183,186	25,275,471	25,167,799
BASIC EARNINGS PER COMMON SHARE	$0.80	$0.61	$1.52	$1.19
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,709,216	25,619,977	25,704,505	25,618,552
DILUTED EARNINGS PER COMMON SHARE	$0.78	$0.60	$1.50	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$20,142	$15,364	$38,478	$29,878
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(2,242)	3,358	(11,402)	4,070
Reclassification adjustment for gains included in net income	0	(49)	6	(52)
Net securities gain (loss) activity during the period	(2,242)	3,309	(11,396)	4,018
Tax effect	471	(1,079)	2,499	(1,343)
Net of tax amount	(1,771)	2,230	(8,897)	2,675
Defined benefit pension plans:
Amortization of net actuarial loss	67	67	133	133
Tax effect	(18)	(26)	(35)	(52)
Net of tax amount	49	41	98	81

Total other comprehensive income (loss), net of tax	(1,722)	2,271	(8,799)	2,756

Comprehensive income	$18,420	$17,635	$29,679	$32,634

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2017	24,937,865	$104,405	$327,873	$(2,387)	$(2,913)	$426,978
Comprehensive income:
Net income			29,878			29,878
Other comprehensive income (loss), net of tax				2,756		2,756
Cash dividends declared, $0.41 per share			(10,324)			(10,324)
Treasury shares purchased under deferred
directors' plan	(5,638)	256			(256)	0
Stock activity under equity compensation plans	89,532	(1,736)				(1,736)
Stock based compensation expense		2,819				2,819
Balance at June 30, 2017	25,021,759	$105,744	$347,427	$369	$(3,169)	$450,371

Balance at January 1, 2018	25,025,933	$108,862	$363,794	$(670)	$(3,408)	$468,578
Adoption of ASU 2018-02 (See Note 1)			173	(173)		0
Adoption of ASU 2014-09 (See Note 1)			24			24
Adoption of ASU 2016-01 (See Note 1)			68	(68)		0
Comprehensive income:
Net income			38,478			38,478
Other comprehensive income (loss), net of tax				(8,799)		(8,799)
Cash dividends declared, $0.48 per share			(12,133)			(12,133)
Treasury shares purchased under deferred
directors' plan	(4,711)	229			(229)	0
Treasury shares sold and distributed under deferred
directors' plan	5,636	(115)			115	0
Stock activity under equity compensation plans	99,679	(2,435)				(2,435)
Stock based compensation expense		2,682				2,682
Balance at June 30, 2018	25,126,537	$109,223	$390,404	$(9,710)	$(3,522)	$486,395

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Six Months Ended June 30	2018	2017
Cash flows from operating activities:
Net income	$ 38,478	$ 29,878
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,761	2,412
Provision for loan losses	5,000	700
Net loss (gain) on sale and write down of other real estate owned	16	(5)
Amortization of loan servicing rights	254	307
Loans originated for sale	(25,121)	(25,622)
Net gain on sales of loans	(767)	(859)
Proceeds from sale of loans	22,748	27,773
Net loss (gain) on sales of premises and equipment	22	(5)
Net loss (gain) on sales and calls of securities available for sale	6	(52)
Net securities amortization	1,511	1,407
Stock based compensation expense	2,682	2,819
Earnings on life insurance	(711)	(873)
Gain on life insurance	(205)	0
Tax benefit of stock option exercises	(761)	(932)
Net change:
Interest receivable and other assets	(2,812)	1,784
Interest payable and other liabilities	2,453	(2,804)
Total adjustments	7,076	6,050
Net cash from operating activities	45,554	35,928

Cash flows from investing activities:
Proceeds from sale of securities available for sale	12,322	35,845
Proceeds from maturities, calls and principal paydowns of
securities available for sale	24,809	30,837
Purchases of securities available for sale	(72,740)	(90,140)
Purchase of life insurance	(310)	(490)
Net increase in total loans	(44,669)	(106,011)
Proceeds from sales of land, premises and equipment	28	7
Purchases of land, premises and equipment	(3,587)	(6,814)
Proceeds from sales of other real estate	12	42
Proceeds from life insurance	568	0
Net cash from investing activities	(83,567)	(136,724)

Cash flows from financing activities:
Net (decrease) increase in total deposits	(73,702)	38,027
Net increase in short-term borrowings	210,587	225,143
Payments on long-term borrowings	(80,030)	(180,002)
Common dividends paid	(12,120)	(10,311)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(2,435)	(1,736)
Purchase of treasury stock	(229)	(256)
Net cash from financing activities	42,058	70,852
Net change in cash and cash equivalents	4,045	(29,944)
Cash and cash equivalents at beginning of the period	176,180	167,280
Cash and cash equivalents at end of the period	$ 180,225	$ 137,336
Cash paid during the period for:
Interest	$ 20,090	$ 13,936
Income taxes	8,154	11,513
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	0	79
Securities purchases payable	1,898	0

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2018. The Company's 2017 Annual Report on Form 10-K should be read in conjunction with these statements.

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
The income statement impact of adopting ASC 606 for the three- and six-month periods ended June 30, 2018 is outlined below:

	For the three months ended June 30, 2018			For the six months ended June 30, 2018
	As reported	Under legacy GAAP	Impact of ASC 606	As reported	Under legacy GAAP	Impact of ASC 606
Noninterest income
Loan and service fees	$2,421	$2,231	$190	$4,598	$4,214	$384
Other income	216	344	(128)	1,255	1,383	(128)
Total	$2,637	$2,575	$62	$5,853	$5,597	$256

Noninterest expense
Data processing fees and supplies	2,290	2,228	62	4,803	4,547	256
Total	$2,290	$2,228	$62	$4,803	$4,547	$256

Net Impact	$347	$347	$0	$1,050	$1,050	$0

Net income	$20,142	$20,142	$0	$38,478	$38,478	$0
Comprehensive income	18,420	18,420	0	29,679	29,679	0

Basic earnings per share	$0.80	$0.80	$0	$1.52	$1.52	$0
Diluted earnings per share	0.78	0.78	0	1.50	1.50	0

In January 2016, the Financial Accounting Standards Board (the "FASB") amended existing accounting guidance related to the recognition and measurement of financial assets and financial liabilities. These amendments make targeted improvements to U.S. GAAP as follows:  (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. (3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivable) on the balance sheet or the accompanying notes to the financial statements. (8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This guidance was effective beginning January 1, 2018. Adopting this standard resulted in a credit to retained earnings for the reclassification in the amount of $68,000.

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

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item that includes the service cost. The guidance was effective beginning January 1, 2018. As a result of the applicable plans being frozen April 1, 2000, there was no service cost recognized for the six-month periods ending June 30, 2018 and 2017. All other components of cost were recorded in other expense under noninterest expenses on the Consolidated Statements of Income for all periods presented. Adopting this standard did not have a significant impact on the Company's financial condition or results of operations.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The ASU required a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017. The amount reclassified was the difference between the historical corporate income tax rate and the newly 21% federal corporate income tax rate. The new guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company elected to early adopt the guidance during the first quarter of 2018, and recorded a credit to retained earnings for the reclassification in the amount of $173,000 during the first quarter.

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

In March 2017, the FASB issued ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities." This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Concerns were raised that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. There is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Management is evaluating the impact of adopting the new guidance on our consolidated financial statements on a quarterly basis, and plans to adopt on January 1, 2019.  The Company estimates the impact of this standard as of June 30, 2018, would be a reduction to retained earnings of approximately $840,000, net of tax, to reflect the acceleration of amortization of premiums on debt securities.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities". The purpose of this updated guidance is to better align a company's financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
June 30, 2018
U.S. Treasury securities	$992	$0	$(13)	$979
U.S. government sponsored agencies	4,894	0	(131)	4,763
Mortgage-backed securities: residential	338,057	1,071	(8,347)	330,781
Mortgage-backed securities: commercial	34,890	0	(756)	34,134
State and municipal securities	194,573	1,119	(3,122)	192,570
Total	$573,406	$2,190	$(12,369)	$563,227

December 31, 2017
U.S. Treasury securities	$992	$5	$0	$997
U.S. government sponsored agencies	5,191	0	(69)	5,122
Mortgage-backed securities: residential	314,650	2,099	(2,975)	313,774
Mortgage-backed securities: commercial	44,208	75	(72)	44,211
State and municipal securities	172,375	2,990	(976)	174,389
Total	$537,416	$5,169	$(4,092)	$538,493

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of June 30, 2018 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,303	$2,324
Due after one year through five years	23,944	24,077
Due after five years through ten years	35,390	35,273
Due after ten years	138,822	136,638
	200,459	198,312
Mortgage-backed securities	372,947	364,915
Total debt securities	$573,406	$563,227
Securities proceeds, gross gains and gross losses are presented below.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Sales of securities available for sale
Proceeds	$0	$19,034	$12,322	$35,845
Gross gains	0	59	21	256
Gross losses	0	(10)	(27)	(204)

The Company sold 22 securities with a total book value and a total fair value of $12.3 million during the first six months of 2018.  The Company sold eight securities with a total book value and a total fair value of $19.0 million during the second quarter of 2017.  The Company sold 35 securities with a total book value and a total fair value of $35.8 million during the first six months of 2017.  No sales occurred during the second quarter of 2018.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $189.3 million and $171.1 million were pledged as of June 30, 2018 and December 31, 2017, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of June 30, 2018 and December 31, 2017 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2018
US Treasury	$979	$13	$0	$0	$979	$13
U.S. government sponsored agencies	2,210	51	2,553	80	4,763	131
Mortgage-backed securities: residential	231,456	5,493	56,429	2,854	287,885	8,347
Mortgage-backed securities: commercial	34,134	756	0	0	34,134	756
State and municipal securities	63,633	914	48,071	2,208	111,704	3,122
Total temporarily impaired	$332,412	$7,227	$107,053	$5,142	$439,465	$12,369

December 31, 2017
U.S. government sponsored agencies	$2,353	$6	$2,769	$63	$5,122	$69
Mortgage-backed securities: residential	142,834	1,412	59,024	1,563	201,858	2,975
Mortgage-backed securities: commercial	23,505	72	0	0	23,505	72
State and municipal securities	8,585	47	49,552	929	58,137	976
Total temporarily impaired	$177,277	$1,537	$111,345	$2,555	$288,622	$4,092

The total number of securities with unrealized losses as of June 30, 2018 and December 31, 2017 is presented below.

	Less than	12 months
	12 months	or more	Total
June 30, 2018
US Treasury	1	0	1
U.S. government sponsored agencies	1	1	2
Mortgage-backed securities: residential	79	22	101
Mortgage-backed securities: commercial	8	0	8
State and municipal securities	82	62	144
Total temporarily impaired	171	85	256

December 31, 2017
U.S. government sponsored agencies	1	1	2
Mortgage-backed securities: residential	46	21	67
Mortgage-backed securities: commercial	5	0	5
State and municipal securities	17	62	79
Total temporarily impaired	69	84	153

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of June 30, 2018 and December 31, 2017, all of the securities in the Company's portfolio were backed by the U.S. government, government agencies, government sponsored entities or were A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government agency, government-sponsored entity and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considers the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	June 30,		December 31,
(dollars in thousands)	2018		2017
Commercial and industrial loans:
Working capital lines of credit loans	$780,910	20.2%	$743,609	19.4%
Non-working capital loans	691,118	17.9	675,072	17.7
Total commercial and industrial loans	1,472,028	38.1	1,418,681	37.1

Commercial real estate and multi-family residential loans:
Construction and land development loans	200,438	5.2	224,474	5.9
Owner occupied loans	569,453	14.8	538,603	14.1
Nonowner occupied loans	518,840	13.4	508,121	13.3
Multifamily loans	221,579	5.7	173,715	4.5
Total commercial real estate and multi-family residential loans	1,510,310	39.1	1,444,913	37.8

Agri-business and agricultural loans:
Loans secured by farmland	148,396	3.9	186,437	4.9
Loans for agricultural production	155,826	4.0	196,404	5.1
Total agri-business and agricultural loans	304,222	7.9	382,841	10.0

Other commercial loans	120,541	3.1	124,076	3.3
Total commercial loans	3,407,101	88.2	3,370,511	88.2

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	180,099	4.7	179,302	4.7
Open end and junior lien loans	179,622	4.7	181,865	4.8
Residential construction and land development loans	13,226	0.3	13,478	0.3
Total consumer 1-4 family mortgage loans	372,947	9.7	374,645	9.8

Other consumer loans	80,097	2.1	74,369	2.0
Total consumer loans	453,044	11.8	449,014	11.8
Subtotal	3,860,145	100.0%	3,819,525	100.0%
Less: Allowance for loan losses	(47,706)		(47,121)
Net deferred loan fees	(1,432)		(1,066)
Loans, net	$3,811,007		$3,771,338
The recorded investment in loans does not include accrued interest.

The Company had $258,000 in residential real estate loans in the process of foreclosure as of June 30, 2018, compared to $47,000 as of December 31, 2017.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended June 30, 2018 and 2017:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2018
Beginning balance, April 1	$20,725	$14,438	$4,848	$510	$2,018	$245	$2,843	$45,627
Provision for loan losses	1,392	508	(268)	(46)	(68)	65	117	1,700
Loans charged-off	(57)	0	0	0	0	(71)	0	(128)
Recoveries	464	8	5	0	3	27	0	507
Net loans charged-off	407	8	5	0	3	(44)	0	379
Ending balance	$22,524	$14,954	$4,585	$464	$1,953	$266	$2,960	$47,706

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2017
Beginning balance, April 1	$19,781	$13,718	$3,459	$545	$2,790	$379	$3,102	$43,774
Provision for loan losses	160	61	405	23	(123)	23	(49)	500
Loans charged-off	(11)	(211)	0	0	(6)	(33)	0	(261)
Recoveries	289	207	6	0	28	20	0	550
Net loans charged-off	278	(4)	6	0	22	(13)	0	289
Ending balance	$20,219	$13,775	$3,870	$568	$2,689	$389	$3,053	$44,563

The following tables present the activity in the allowance for loan losses by portfolio segment for the six-month periods ended June 30, 2018 and 2017:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Six Months Ended June 30, 2018
Beginning balance, January 1	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121
Provision for loan losses	5,294	715	(344)	(113)	(862)	16	294	5,000
Loans charged-off	(4,417)	(491)	0	0	(7)	(190)	0	(5,105)
Recoveries	550	16	9	0	54	61	0	690
Net loans charged-off	(3,867)	(475)	9	0	47	(129)	0	(4,415)
Ending balance	$22,524	$14,954	$4,585	$464	$1,953	$266	$2,960	$47,706

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Six Months Ended June 30, 2017
Beginning balance, January 1	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718
Provision for loan losses	(179)	318	328	107	(200)	60	266	700
Loans charged-off	(386)	(259)	0	0	(13)	(106)	0	(764)
Recoveries	512	264	10	0	75	48	0	909
Net loans charged-off	126	5	10	0	62	(58)	0	145
Ending balance	$20,219	$13,775	$3,870	$568	$2,689	$389	$3,053	$44,563

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
June 30, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,046	$536	$0	$0	$205	$26	$0	$2,813
Collectively evaluated for impairment	20,478	14,418	4,585	464	1,748	240	2,960	44,893
Total ending allowance balance	$22,524	$14,954	$4,585	$464	$1,953	$266	$2,960	$47,706

Loans:
Loans individually evaluated for impairment	$10,603	$4,291	$283	$0	$1,712	$47	$0	$16,936
Loans collectively evaluated for impairment	1,461,326	1,503,794	304,033	120,395	372,394	79,835	0	3,841,777
Total ending loans balance	$1,471,929	$1,508,085	$304,316	$120,395	$374,106	$79,882	$0	$3,858,713

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,067	$795	$0	$0	$310	$44	$0	$3,216
Collectively evaluated for impairment	19,030	13,919	4,920	577	2,458	335	2,666	43,905
Total ending allowance balance	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121

Loans:
Loans individually evaluated for impairment	$6,979	$4,802	$283	$0	$1,756	$50	$0	$13,870
Loans collectively evaluated for impairment	1,411,648	1,438,219	382,643	123,922	374,013	74,144	0	3,804,589
Total ending loans balance	$1,418,627	$1,443,021	$382,926	$123,922	$375,769	$74,194	$0	$3,818,459

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2018:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$491	$491	$0
Non-working capital loans	3,006	1,611	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	88	88	0
Owner occupied loans	2,928	2,548	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	579	500	0
Open end and junior lien loans	243	244	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	7,282	4,594	707
Non-working capital loans	4,857	3,907	1,339
Commercial real estate and multi-family residential loans:
Construction and land development loans	325	324	124
Owner occupied loans	1,689	1,331	412
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	967	968	205
Other consumer loans	47	47	26
Total	$23,105	$16,936	$2,813

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 491	$ 491	$ 0
Non-working capital loans	2,973	1,579	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	88	88	0
Owner occupied loans	2,558	2,310	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	636	570	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,617	1,617	667
Non-working capital loans	3,292	3,292	1,400
Commercial real estate and multi-family residential loans:
Construction and land development loans	827	827	350
Owner occupied loans	1,577	1,577	445
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	950	950	269
Open end and junior lien loans	235	236	41
Other consumer loans	50	50	44
Total	$ 15,897	$ 13,870	$ 3,216

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2018:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$1,011	$6	$14
Non-working capital loans	1,738	16	26
Commercial real estate and multi-family residential loans:
Construction and land development loans	88	2	3
Owner occupied loans	2,868	9	12
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	533	2	3
Open end and junior lien loans	247	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,005	2	2
Non-working capital loans	3,513	3	6
Commercial real estate and multi-family residential loans:
Construction and land development loans	491	6	13
Owner occupied loans	1,041	1	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	993	8	10
Other consumer loans	48	0	2
Total	$15,859	$55	$92

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$562	$8	$8
Non-working capital loans	1,310	9	6
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	1	1
Owner occupied loans	2,390	2	1
Nonowner occupied loans	2,803	70	59
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	213	2	2
Open end and junior lien loans	155	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,376	11	4
Non-working capital loans	6,855	42	30
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,544	3	2
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,028	5	2
Other consumer loans	53	1	0
Total	$19,698	$154	$115

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2018:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$1,011	$13	$16
Non-working capital loans	1,733	31	31
Commercial real estate and multi-family residential loans:
Construction and land development loans	95	3	3
Owner occupied loans	2,712	16	14
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	538	4	4
Open end and junior lien loans	169	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,307	4	3
Non-working capital loans	3,365	5	6
Commercial real estate and multi-family residential loans:
Construction and land development loans	606	17	18
Owner occupied loans	1,117	1	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	981	15	14
Open end and junior lien loans	77	0	0
Other consumer loans	48	1	2
Total	$15,042	$110	$112

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$570	$15	$15
Non-working capital loans	1,345	17	14
Commercial real estate and multi-family residential loans:
Construction and land development loans	126	2	2
Owner occupied loans	2,481	3	2
Nonowner occupied loans	3,703	154	143
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	202	3	3
Open end and junior lien loans	156	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,870	22	17
Non-working capital loans	6,777	91	81
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,605	8	7
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,050	12	9
Other consumer loans	54	2	1
Total	$20,222	$329	$294

The following table presents the ageing of the recorded investment in past due loans as of June 30, 2018 by class of loans:

		30-89	Greater than		Total Past
	Loans Not	Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$776,348	$30	$0	$4,611	$4,641	$780,989
Non-working capital loans	686,853	0	0	4,087	4,087	690,940
Commercial real estate and multi-family
residential loans:
Construction and land development loans	199,046	324	0	0	324	199,370
Owner occupied loans	565,838	0	0	3,242	3,242	569,080
Nonowner occupied loans	518,475	0	0	0	0	518,475
Multifamily loans	221,160	0	0	0	0	221,160
Agri-business and agricultural loans:
Loans secured by farmland	148,118	0	0	283	283	148,401
Loans for agricultural production	155,915	0	0	0	0	155,915
Other commercial loans	120,395	0	0	0	0	120,395
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	178,347	1,084	0	310	1,394	179,741
Open end and junior lien loans	180,860	66	0	244	310	181,170
Residential construction loans	13,138	57	0	0	57	13,195
Other consumer loans	79,828	54	0	0	54	79,882
Total	$3,844,321	$1,615	$0	$12,777	$14,392	$3,858,713

The following table presents the ageing of the recorded investment in past due loans as of December 31, 2017 by class of loans:

		30-89	Greater than		Total Past
	Loans Not	Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$742,205	$11	$0	$1,459	$1,470	$743,675
Non-working capital loans	671,490	0	0	3,462	3,462	674,952
Commercial real estate and multi-family
residential loans:
Construction and land development loans	215,713	8,000	0	0	8,000	223,713
Owner occupied loans	534,648	0	0	3,620	3,620	538,268
Nonowner occupied loans	507,696	0	0	0	0	507,696
Multifamily loans	173,100	244	0	0	244	173,344
Agri-business and agricultural loans:
Loans secured by farmland	186,160	0	0	283	283	186,443
Loans for agricultural production	196,483	0	0	0	0	196,483
Other commercial loans	123,922	0	0	0	0	123,922
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	177,410	1,183	6	342	1,531	178,941
Open end and junior lien loans	183,056	89	0	236	325	183,381
Residential construction loans	13,447	0	0	0	0	13,447
Other consumer loans	74,102	92	0	0	92	74,194
Total	$3,799,432	$9,619	$6	$9,402	$19,027	$3,818,459

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.1 million and $2.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2018 and December 31, 2017, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	June 30	December 31
(dollars in thousands)	2018	2017
Accruing troubled debt restructured loans	$3,402	$2,893
Nonaccrual troubled debt restructured loans	7,666	7,750
Total troubled debt restructured loans	$11,068	$10,643

During the three months ended June 30, 2018, one commercial and industrial loan was modified as a troubled debt restructuring due to receiving inadequate compensation for the terms of the restructure and is included in the tables below.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the three-month period ended June 30, 2018.  The loan to one of the borrowers is for a commercial real estate building where the collateral value and cash flows from the company occupying the building do not support the loan with a recorded investment of $107,000.  The loan to another one of the borrowers is for a vacant commercial real estate building that does not generate cash flow to support the loan with a recorded investment of $875,000.  The other loans are to a borrower for an investment in land for residential development which has not had sales activity to support loans with a recorded investment of $484,000.  These concessions are not included in table below.

During the three months ended March 31, 2018, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal. These concessions are included in the table below.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the three-month period ended March 31, 2018. The loan to one of the borrowers is for a commercial real estate building where the collateral value and cash flows from the companies occupying the buildings do not support the loan with recorded investments of $341,000. The loans to two other borrowers are for commercial and industrial capital and non-working capital loans with recorded investments of $551,000. These concessions are not included in the table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended June 30, 2018:

	All Modifications			Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	1	$20	$20	1	0
Total	1	$20	$20	1	0

The following table presents loans by class modified as new troubled debt restructurings that occurred during the six months ended June 30, 2018:

	All Modifications			Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	$600	$600	1	0
Non-working capital loans	2	1,420	1,420	2	0
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	1	824	824	1	12
Owner occupied loans	1	387	387	1	12
Consumer 1-4 family loans:
Closed end first mortgage loans	1	198	197	1	239
Total	6	$3,429	$3,428	6	0-239

For the three-month period ended June 30, 2018, the troubled debt restructuring described above did not impact the allowance for loan losses and no charge-off was recorded. For the six-month period ended June 30, 2018, the debt restructurings described above decreased the allowance for loan losses by $166,000, and resulted in charge-offs of $1.6 million.

During the three months ended June 30, 2017, no loans were modified as troubled debt restructurings.

During the three months ended March 31, 2017, certain loans were modified as troubled debt restructurings and are reflected in the table presented below. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the six months ended June 30, 2017:

	All Modifications			Modified Repayment Terms
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	2	$ 1,712	$ 1,712	2	6
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	486	486	1	6
Consumer 1-4 family loans:
Closed end first mortgage loans	1	44	46	1	350
Total	4	$ 2,242	$ 2,244	4	6-350

For the three-month period ended June 30, 2017, troubled debt restructurings described above increased the allowance for loan losses by $3,000 and no charge-offs resulted from the modifications. For the six-month period ended June 30, 2017, the troubled debt restructurings described above increased the allowance for loan losses by $86,000 and no charge-offs resulted from the modifications.

There were no troubled debt restructurings that had payment defaults within the twelve months following modification during the three- or six-month periods ended June 30, 2018 and 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of June 30, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$692,253	$64,679	$23,698	$0	$359	$780,989
Non-working capital loans	634,295	27,890	23,657	0	5,098	690,940
Commercial real estate and multi-
family residential loans:
Construction and land development loans	198,605	441	324	0	0	199,370
Owner occupied loans	523,574	23,609	21,897	0	0	569,080
Nonowner occupied loans	515,925	1,883	667	0	0	518,475
Multifamily loans	220,931	229	0	0	0	221,160
Agri-business and agricultural loans:
Loans secured by farmland	136,465	8,358	3,578	0	0	148,401
Loans for agricultural production	144,728	9,287	1,900	0	0	155,915
Other commercial loans	120,391	0	0	0	4	120,395
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	52,761	0	1,467	0	125,513	179,741
Open end and junior lien loans	8,306	0	244	0	172,620	181,170
Residential construction loans	0	0	0	0	13,195	13,195
Other consumer loans	13,832	0	47	0	66,003	79,882
Total	$3,262,066	$136,376	$77,479	$0	$382,792	$3,858,713

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$688,748	$33,337	$21,350	$0	$240	$743,675
Non-working capital loans	624,275	20,171	25,834	0	4,672	674,952
Commercial real estate and multi-
family residential loans:
Construction and land development loans	222,445	441	827	0	0	223,713
Owner occupied loans	496,231	19,361	22,676	0	0	538,268
Nonowner occupied loans	505,033	1,970	693	0	0	507,696
Multifamily loans	173,100	244	0	0	0	173,344
Agri-business and agricultural loans:
Loans secured by farmland	174,118	7,988	4,337	0	0	186,443
Loans for agricultural production	185,772	9,716	995	0	0	196,483
Other commercial loans	123,917	0	0	0	5	123,922
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	52,301	0	1,520	0	125,120	178,941
Open end and junior lien loans	8,259	0	236	0	174,886	183,381
Residential construction loans	0	0	0	0	13,447	13,447
Other consumer loans	18,642	0	50	0	55,502	74,194
Total	$3,272,841	$93,228	$78,518	$0	$373,872	$3,818,459

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

Mortgage servicing rights:  As of June 30, 2018, the fair value of the Company's Level 3 servicing assets for residential mortgage loans was $4.2 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 3.84%, a weighted average maturity of 19 years and are secured by homes generally within the Company's market area, which is primarily Northern Indiana. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At June 30, 2018, the constant prepayment speed (PSA) used was 95 and the discount rate used was 9.4%. At December 31, 2017, the PSA used was 123 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 979	$ 0	$ 0	$ 979
U.S. government sponsored agency securities	0	4,763	0	4,763
Mortgage-backed securities: residential	0	330,781	0	330,781
Mortgage-backed securities: commercial	0	34,134	0	34,134
State and municipal securities	0	191,742	828	192,570
Total Securities	979	561,420	828	563,227
Mortgage banking derivative	0	328	0	328
Interest rate swap derivative	0	4,071	0	4,071
Total assets	$ 979	$ 565,819	$ 828	$ 567,626

Liabilities
Mortgage banking derivative	0	30	0	30
Interest rate swap derivative	0	4,088	0	4,088
Total liabilities	$ 0	$ 4,118	$ 0	$ 4,118

	December 31, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 997	$ 0	$ 0	$ 997
U.S. government sponsored agency securities	0	5,122	0	5,122
Mortgage-backed securities: residential	0	313,774	0	313,774
Mortgage-backed securities: commercial	0	44,211	0	44,211
State and municipal securities	0	173,509	880	174,389
Total Securities	997	536,616	880	538,493
Mortgage banking derivative	0	136	0	136
Interest rate swap derivative	0	2,441	0	2,441
Total assets	$ 997	$ 539,193	$ 880	$ 541,070

Liabilities
Mortgage banking derivative	0	3	0	3
Interest rate swap derivative	0	2,562	0	2,562
Total liabilities	$ 0	$ 2,565	$ 0	$ 2,565

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018 and there were no transfers between Level 1 and Level 2 during 2017.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017:

	State and Municipal Securities
(dollars in thousands)	2018	2017
Balance of recurring Level 3 assets at January 1	$ 880	$ 670
Changes in fair value of securities
included in other comprehensive income	(7)	(6)
Principal payments	(45)	(45)
Balance of recurring Level 3 assets at June 30	$ 828	$ 619

The state and municipal securities measured at fair value included below are non-rated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	6/30/2018	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 828	Price to type, par, call	Discount to benchmark index	0-5%
(0.92%)
Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2017	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 880	Price to type, par, call	Discount to benchmark index	0-5%
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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 3,888	$ 3,888
Non-working capital loans	0	0	2,354	2,354
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	200	200
Owner occupied loans	0	0	918	918
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	138	138
Total assets	$ 0	$ 0	$ 7,498	$ 7,498

	December 31, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 934	$ 934
Non-working capital loans	0	0	1,693	1,693
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	477	477
Owner occupied loans	0	0	1,133	1,133
Consumer 1-4 family mortgage loans:
Open end and junior lien loans	0	0	195	195
Total assets	$ 0	$ 0	$ 4,432	$ 4,432

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2018:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 6,242	Collateral based	Discount to reflect	20%	9% - 100%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,118	Collateral based	Discount to reflect	32%	9% - 50%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	138	Collateral based	Discount to reflect	5%	2% - 7%
		measurements	current market conditions
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
			and ultimate collectability

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $9.6 million, with a valuation allowance of $2.1 million at June 30, 2018, resulting in a net increase in the provision for loan losses of $4.5 million in the six months ended June 30, 2018 and a net increase in the provision for loan losses of $200,000 in the three months ended June 30, 2018.  At June 30, 2017, impaired loans had a gross carrying amount of $10.0 million, with a valuation allowance of $3.7 million, resulting in a net increase in the provision for loan losses of $600,000 in the six months ended June 30, 2017, and a net reduction in the provision for loan losses of $200,000 in the three months ended June 30, 2017.

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

	June 30, 2018
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 180,225	$ 177,480	$ 2,714	$ 0	$ 180,194
Securities available for sale	563,227	979	561,420	828	563,227
Real estate mortgages held for sale	6,097	0	6,200	0	6,200
Loans, net	3,811,007	0	0	3,742,781	3,742,781
Federal Home Loan Bank stock	10,352	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	15,223	3	3,118	12,102	15,223
Financial Liabilities:
Certificates of deposit	(1,416,735)	0	(1,418,805)	0	(1,418,805)
All other deposits	(2,518,218)	(2,518,218)	0	0	(2,518,218)
Securities sold under agreements
to repurchase	(106,239)	0	(106,239)	0	(106,239)
Federal Home Loan Bank advances	(175,000)	0	(175,000)	0	(175,000)
Subordinated debentures	(30,928)	0	0	(31,211)	(31,211)
Standby letters of credit	(611)	0	0	(611)	(611)
Accrued interest payable	(7,328)	(125)	(7,198)	(5)	(7,328)

	December 31, 2017
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 176,180	$ 174,045	$ 2,127	$ 0	$ 176,172
Securities available for sale	538,493	997	536,616	880	538,493
Real estate mortgages held for sale	3,346	0	3,390	0	3,390
Loans, net	3,771,338	0	0	3,744,842	3,744,842
Federal Home Loan Bank stock	10,352	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	14,093	3	2,925	11,165	14,093
Financial Liabilities:
Certificates of deposit	(1,412,583)	0	(1,417,075)	0	(1,417,075)
All other deposits	(2,596,072)	(2,596,072)	0	0	(2,596,072)
Securities sold under agreements
to repurchase	(70,652)	0	(70,652)	0	(70,652)
Federal Home Loan Bank advances	(80,030)	0	(80,035)	0	(80,035)
Subordinated debentures	(30,928)	0	0	(31,194)	(31,194)
Standby letters of credit	(758)	0	0	(758)	(758)
Accrued interest payable	(6,311)	(149)	(6,158)	(4)	(6,311)

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

Securities sold under agreements to repurchase of $106.2 million and $70.7 million, which mature on demand, are secured by mortgage-backed securities with a carrying amount of $121.7 million and $98.0 million at June 30, 2018 and December 31, 2017, respectively. Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(dollars in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$0	$0	$0	$0	$0	$0	$0	$0
Interest cost	24	26	8	10	47	52	17	20
Expected return on plan assets	(35)	(37)	(16)	(15)	(69)	(72)	(31)	(31)
Recognized net actuarial (gain) loss	48	47	19	20	96	93	37	40
Net pension expense (benefit)	$37	$36	$11	$15	$74	$73	$23	$29

The Company previously disclosed in its financial statements for the year ended December 31, 2017 that it expected to contribute $0 to its pension plan and $0 to its Supplemental Executive Retirement Plan ("SERP") in 2018. The Company has contributed $368,200 to its pension plan and $0 to its SERP as of June 30, 2018. The Company does not expect to make any additional contributions to its pension plan or SERP during the remainder of 2018. As a result of freezing the plan effective April 1, 2000, there is no service cost to record on the pension plan or the SERP for the six-month periods ending June 30, 2018 and 2017. All other components of cost noted in the table above were recorded in other expense under noninterest expenses on the Consolidated Statements of Income for all periods presented.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2018 and December 31, 2017.

	June 30, 2018
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$4,071	$0	$4,071	$0	$0	$4,071
Total Assets	$4,071	$0	$4,071	$0	$0	$4,071
Liabilities
Interest Rate Swap Derivatives	$4,088	$0	$4,088	$0	$(2,440)	$1,648
Repurchase Agreements	106,239	0	106,239	(106,239)	0	0
Total Liabilities	$110,327	$0	$110,327	$(106,239)	$(2,440)	$1,648

	December 31, 2017
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,441	$0	$2,441	$0	$0	$2,441
Total Assets	$2,441	$0	$2,441	$0	$0	$2,441
Liabilities
Interest Rate Swap Derivatives	$2,562	$0	$2,562	$0	$(750)	$1,812
Repurchase Agreements	70,652	0	70,652	(70,652)	0	0
Total Liabilities	$73,214	$0	$73,214	$(70,652)	$(750)	$1,812

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding for basic earnings per common share	25,293,329	25,183,186	25,275,471	25,167,799
Dilutive effect of stock options, awards and warrants	415,887	436,791	429,034	450,753
Weighted average shares outstanding for diluted earnings per common share	25,709,216	25,619,977	25,704,505	25,618,552

Basic earnings per common share	$0.80	$0.61	$1.52	$1.19
Diluted earnings per common share	$0.78	$0.60	$1.50	$1.17

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) net of tax for the six months ended June 30, 2018 and 2017:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2017	$784	$(1,454)	$(670)
Other comprehensive income before reclassification	(8,903)	0	(8,903)
Amounts reclassified from accumulated other comprehensive income (loss)	6	98	104
Net current period other comprehensive income	(8,897)	98	(8,799)
Adoption of ASU 2018-02 (See Note 1)	140	(313)	(173)
Adoption of ASU 2016-01 (See Note 1)	(68)	0	(68)
Balance at June 30, 2018	$(8,041)	$(1,669)	$(9,710)

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2016	$(722)	$(1,665)	$(2,387)
Other comprehensive income before reclassification	2,706	0	2,706
Amounts reclassified from accumulated other comprehensive income (loss)	(31)	81	50
Net current period other comprehensive income	2,675	81	2,756
Balance at June 30, 2017	$1,953	$(1,584)	$369

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2018 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(67)	Other expense
Tax effect	18	Income tax expense
	(49)	Net of tax
Total reclassifications for the period	$(49)	Net income

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2017 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$49	Net securities gains (losses)
Tax effect	(21)	Income tax expense
	28	Net of tax
Amortization of defined benefit pension items	(67)	Other expense
Tax effect	26	Income tax expense
	(41)	Net of tax
Total reclassifications for the period	$(13)	Net income

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2018 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$(6)	Net securities gains (losses)
Tax effect	0	Income tax expense
	(6)	Net of tax
Amortization of defined benefit pension items	(133)	Other expense
Tax effect	35	Income tax expense
	(98)	Net of tax
Total reclassifications for the period	$(104)	Net income

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2017 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$52	Net securities gains (losses)
Tax effect	(21)	Income tax expense
	31	Net of tax
Amortization of defined benefit pension items	(133)	Other expense
Tax effect	52	Income tax expense
	(81)	Net of tax
Total reclassifications for the period	$(50)	Net income

NOTE 11. REVENUE RECOGNITION
All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company's sources of noninterest income for the three months and six months ended June 30, 2018 and 2017. Items outside of scope of ASC 606 are noted as such.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017 (2)	2018	2017 (2)
NONINTEREST INCOME
Wealth advisory fees	$1,544	$1,284	$3,049	$2,534
Investment brokerage fees	377	299	667	620
Service charges on deposit accounts
Service charges on commercial deposit acounts	2,410	1,900	4,713	3,698
Service charges on retail deposit acounts	212	220	441	453
Overdrafts, net	886	848	1,717	1,692
Other	292	285	557	553
Loan and service fees
Debit card interchange fees	1,524	1,195	2,944	2,300
Loan fees (1)	638	451	1,168	1,019
Other	259	251	486	471
Merchant card fee income	549	570	1,191	1,108
Bank owned life insurance income (1)	348	402	711	873
Other income	216	659	1,255	1,168
Mortgage banking income (1)	438	378	679	509
Net securities gains/(losses) (1)	0	49	(6)	52
Total noninterest income	$9,693	$8,791	$19,572	$17,050

(1) Not within scope of ASC 606
(2) The Company elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation. As a result of this new standard, the only revenue streams with changes in reporting in the current periods compared to the prior year comparable periods are loan and service fees and other income.

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

Debit card incentive rebates

The Company receives incentive rebates based on debit card transaction volume. Performance obligations are met on a transactional basis and income is recognized monthly based on transaction volume. Under the accounting standards in effect in the prior period, revenue was previously recognized in other income under noninterest income. Under ASC 606, these rebates related to debit card transaction volume will be reported as a contra expense in data processing fees and supplies under noninterest expense, which has no effect on net income for the period.

ITEM 2 ‑ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first six months of 2018 was $38.5 million, up 28.8% from $29.9 million for the comparable period of 2017. Diluted income per common share was $1.50 in the first six months of 2018, up 28.2% from $1.17 in the comparable period of 2017. Annualized return on average total equity was 16.35% in the first six months of 2018 versus 13.74% in the comparable period of 2017. Annualized return on average total assets was 1.64% in the first six months of 2018 versus 1.38% in the comparable period of 2017. The average equity to average assets ratio was 10.05% in the first six months of 2018 versus 10.08% in the comparable period of 2017.

Net income in the second quarter of 2018 was $20.1 million, up 31.1% from $15.4 million for the comparable period of 2017.  Diluted income per common share was $0.78 in the second quarter of 2018, up 30.0% from $0.60 in the comparable period of 2017.  Return on average total equity was 16.86% in the second quarter of 2018 versus 13.84% in the comparable period of 2017.  Return on average total assets was 1.70% in the second quarter of 2018 versus 1.40% in the comparable period of 2017.  The average equity to average assets ratio was 10.11% in the second quarter of 2018 versus 10.13% in the comparable period of 2017.

Total assets were $4.761 billion as of June 30, 2018 versus $4.683 billion as of December 31, 2017, an increase of $77.9 million, or 1.7%. This increase was primarily due to a $39.7 million increase in net loans as well as a $24.7 million increase in securities available for sale. The growth in assets was funded by an increase in total borrowings of $130.6 million, offset by a decline in total deposits of $73.7 million. Total equity increased by $17.8 million as a result of net income of $38.5 million offset by paying dividends of $0.48 per share totaling $12.1 million and a reduction in accumulated other comprehensive income of $9.0 million.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and six months ended June 30, 2018 and 2017 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Income Statement Summary:
Net interest income	$ 37,533	$ 33,819	$ 73,756	$ 65,880
Provision for loan losses	1,700	500	5,000	700
Noninterest income	9,693	8,791	19,572	17,050
Noninterest expense	20,274	19,352	41,476	39,400
Other Data:
Efficiency ratio (1)	42.93%	45.42%	44.44%	47.51%
Dilutive EPS	$ 0.78	$ 0.60	$ 1.50	$ 1.17
Tangible capital ratio (2)	10.15%	10.19%	10.15%	10.19%
Net charge-offs/(recoveries) to average loans	-0.04%	-0.03%	0.23%	-0.01%
Net interest margin	3.42%	3.34%	3.39%	3.31%
Noninterest income to total revenue	20.52%	20.63%	20.97%	20.56%

 (1)   Noninterest expense/Net interest income plus Noninterest income.
 (2)   Non-GAAP financial measure. See reconciliation below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Total Equity	$486,484	$450,460	$486,484	$450,460
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,177	1,844	1,177	1,844
Tangible Common Equity	482,691	447,334	482,691	447,334

Total Assets	$4,760,869	$4,392,999	$4,760,869	$4,392,999
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,177	1,844	1,177	1,844
Tangible Assets	4,757,076	4,389,873	4,757,076	4,389,873

Tangible Common Equity/Tangible Assets	10.15%	10.19%	10.15%	10.19%

Net Income

Net income was $38.5 million in the first six months of 2018, an increase of $8.6 million, or 28.8%, versus net income of $29.9 million in the first six months of 2017. The growth in net income of $8.6 million for the first six months of 2018 as compared to the prior year period resulted primarily from increased net interest income of $7.9 million and growth in noninterest income of $2.5 million. These increases were offset by an increase in provision expense of $4.3 million and increased noninterest expense of $2.1 million, resulting in an increase to income before income tax expense of $4.0 million. In addition, net income for the first six months of 2018 was favorably impacted by the reduced federal tax rate. Income tax expense for the first six months of 2018 was $4.6 million lower than the prior year period. Net interest income increased $7.9 million, or 12.0%, to $73.8 million versus $65.9 million in the first six months of 2017. Net interest income increased primarily due to an 8.0% increase in average earning assets. An increase of $234.3 million, or 7.4%, in average commercial loans from the first six months of 2017 was the primary reason for the increase in average earning assets over the past twelve months, which reflects our continuing strategic focus on commercial lending. In addition, net interest income was favorably impacted during the first six months of 2018 by expansion in net interest margin from 3.31% for the six months ended June 30, 2017 to 3.39% for the six months ended June 30, 2018. The expansion in net interest margin resulted from Federal Reserve Bank increases to the Federal Funds Rate which increased three times from June 30, 2017.

Net income was $20.1 million in the second quarter of 2018, an increase of $4.8 million, or 31.1%, versus net income of $15.4 million in the second quarter of 2017. Net interest income increased $3.7 million, or 11.0%, to $37.5 million versus $33.8 million in the second quarter of 2017. Net interest income increased primarily due to a 7.2% increase in average earning assets, driven by an increase of 7.0% in the commercial loan portfolio.  In addition, net interest income increased as a result of the increases in the federal funds rate.  The net interest margin was 3.42% in the second quarter of 2018 versus 3.34% in 2017. The higher margin reflected an increase in loan and securities yields, which more than offset an increase in the cost of funds.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2018			2017
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$ 3,792,226	$ 86,233	4.59%	$ 3,528,970	$ 71,414	4.08%
Tax exempt (1)	23,586	526	4.50	19,025	459	4.87
Investments: (1)
Available for sale	553,303	8,466	3.09	523,317	8,374	3.23
Short-term investments	4,328	20	0.93	5,625	13	0.47
Interest bearing deposits	61,481	468	1.54	28,372	89	0.63
Total earning assets	$ 4,434,924	$ 95,713	4.35%	$ 4,105,309	$ 80,349	3.95%
Less: Allowance for loan losses	(46,839)			(44,035)
Nonearning Assets
Cash and due from banks	138,713			105,044
Premises and equipment	56,142			53,539
Other nonearning assets	140,094			133,199
Total assets	$ 4,723,034			$ 4,353,056

Interest Bearing Liabilities
Savings deposits	$ 264,018	$ 176	0.13%	$ 272,876	$ 203	0.15%
Interest bearing checking accounts	1,510,378	7,987	1.07	1,393,730	4,339	0.63
Time deposits:
In denominations under $100,000	259,777	1,794	1.39	238,131	1,370	1.16
In denominations over $100,000	1,225,923	10,058	1.65	992,803	5,773	1.17
Miscellaneous short-term borrowings	97,210	306	0.63	199,816	741	0.75
Long-term borrowings and
subordinated debentures	30,931	786	5.12	30,959	642	4.18
Total interest bearing liabilities	$ 3,388,237	$ 21,107	1.26%	$ 3,128,315	$ 13,068	0.84%
Noninterest Bearing Liabilities
Demand deposits	833,428			762,345
Other liabilities	26,699			23,769
Stockholders' Equity	474,670			438,627
Total liabilities and stockholders' equity	$ 4,723,034			$ 4,353,056

Interest Margin Recap
Interest income/average earning assets		95,713	4.35		80,349	3.95
Interest expense/average earning assets		21,107	0.96		13,068	0.64
Net interest income and margin		$ 74,606	3.39%		$ 67,281	3.31%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate for 2018 and a 35 percent tax rate for 2017. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $850,000 and $1.4 million in the six-month periods ended June 30, 2018 and 2017, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2018 and 2017, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended June 30,
	2018			2017
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,816,879	$44,439	4.67%	$3,566,504	$36,967	4.16%
Tax exempt (1)	22,562	253	4.50	19,903	240	4.82
Investments: (1)
Available for sale	560,484	4,347	3.11	531,262	4,291	3.24
Short-term investments	4,079	11	1.08	6,124	8	0.52
Interest bearing deposits	44,236	185	1.68	26,441	46	0.70
Total earning assets	$4,448,240	$49,235	4.44%	$4,150,234	$41,552	4.02%
Less: Allowance for loan losses	(46,494)			(44,090)
Nonearning Assets
Cash and due from banks	139,677			101,446
Premises and equipment	56,093			54,341
Other nonearning assets	141,647			133,564
Total assets	$4,739,163			$4,395,495

Interest Bearing Liabilities
Savings deposits	$259,989	$86	0.13%	$274,645	$105	0.15%
Interest bearing checking accounts	1,528,733	4,412	1.16	1,403,560	2,387	0.68
Time deposits:
In denominations under $100,000	264,294	946	1.44	237,917	700	1.18
In denominations over $100,000	1,213,792	5,204	1.72	1,009,964	3,051	1.21
Miscellaneous short-term borrowings	111,402	195	0.70	214,520	431	0.81
Long-term borrowings and
subordinated debentures	30,928	419	5.43	30,959	328	4.25
Total interest bearing liabilities	$3,409,138	$11,262	1.33%	$3,171,565	$7,002	0.89%
Noninterest Bearing Liabilities
Demand deposits	825,337			756,262
Other liabilities	25,397			22,381
Stockholders' Equity	479,291			445,287
Total liabilities and stockholders' equity	$4,739,163			$4,395,495

Interest Margin Recap
Interest income/average earning assets		49,235	4.44		41,552	4.02
Interest expense/average earning assets		11,262	1.02		7,002	0.68
Net interest income and margin		$37,973	3.42%		$34,550	3.34%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate for 2018 and a 35 percent tax rate for 2017. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $440,000 and $731,000 in the three-month periods ended June 30, 2018 and 2017, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2018 and 2017, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $7.9 million, or 12.0%, for the six months ended June 30, 2018 compared with the first six months of 2017. The increased level of net interest income during the first six months of 2018 was largely driven by an increase in average earning assets of $329.6 million, due primarily to loan growth. Average loans outstanding increased $267.8 million to $3.816 billion during the six months ended June 30, 2018 compared to $3.548 billion during the same period of 2017, with most of the growth being in commercial loans. The earning asset growth was funded through deposit growth offset by a decrease in borrowings. Average time deposits increased by $262.8 million, average interest bearing checking accounts increased by $116.6 million, average noninterest bearing demand deposits increased by $71.1 million and average borrowings decreased by $102.6 million.

The tax equivalent net interest margin was 3.39% for the first six months of 2018 compared to 3.31% during the first six months of 2017. The yield on earning assets totaled 4.35% during the six months ended June 30, 2018 compared to 3.95% in the same period of 2017. Cost of funds (expressed as a percentage of average earning assets) totaled 0.96% during the first six months of 2018 compared to 0.64% in the same period of 2017. The increase in net interest margin for the first six months of 2018 as compared to the same period in 2017 resulted from the effect of the Federal Reserve Bank increases to the Federal Funds Rate and the asset sensitive position of the balance sheet.

Average earning assets increased by $298.0 million for the three months ended June 30, 2018 compared with the same period of 2017.  Average loans outstanding increased $253.0 million during the three months ended June 30, 2018 compared with the same period of 2017, with most of the growth being in commercial loans.  The earning asset growth was funded through deposit growth offset by a decrease in borrowings.  Average interest bearing deposits increased by $340.7 million, average noninterest bearing demand deposits increased by $69.1 million and average borrowings decreased by $103.1 million.

The tax equivalent net interest margin was 3.42% for the second quarter of 2018 compared to 3.34% during the second quarter of 2017.  The yield on earning assets totaled 4.44% during the second quarter of 2018 compared to 4.02% in the same period of 2017, while the cost of funds (expressed as a percentage of average earning assets) totaled 1.02% during the second quarter of 2018 compared to 0.68% in the same period of 2017.

Provision for Loan Losses

The Company recorded a provision for loan loss expense of $5.0 million and $1.7 million, respectively, in the six-month and three-month periods ended June 30, 2018, compared to a provision of $700,000 and $500,000, respectively, during the comparable periods of 2017. The primary factors impacting management's decision to increase the provision in the first six months of 2018 were strong loan growth and net charge-offs taken during the first quarter of 2018. Net recoveries in the second quarter of 2018 were $379,000 versus net recoveries of $289,000 in the second quarter of 2017 and net charge offs were $4.8 million during the linked first quarter of 2018.  Additional factors considered by management included the continued stability in key loan quality metrics including appropriate reserve coverage of nonperforming loans and stable economic conditions in the Company's markets, and changes in the allocation for specific watch list credits. Management's overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the six-month and three-month periods ended June 30, 2018 and 2017 are shown in the following tables:

	Six Months Ended
	June 30,
			Percent
(dollars in thousands)	2018	2017	Change
Wealth advisory fees	$3,049	$2,534	20.3%
Investment brokerage fees	667	620	7.6
Service charges on deposit accounts	7,428	6,396	16.1
Loan and service fees	4,598	3,790	21.3
Merchant card fee income	1,191	1,108	7.5
Bank owned life insurance	711	873	(18.6)
Other income	1,255	1,168	7.4
Mortgage banking income	679	509	33.4
Net securities gains (losses)	(6)	52	(111.5)
Total noninterest income	$19,572	$17,050	14.8%
Noninterest income to total revenue	20.97%	20.56%

	Three Months Ended
	June 30,
			Percent
(dollars in thousands)	2018	2017	Change
Wealth advisory fees	$1,544	$1,284	20.2%
Investment brokerage fees	377	299	26.1
Service charges on deposit accounts	3,800	3,253	16.8
Loan and service fees	2,421	1,897	27.6
Merchant card fee income	549	570	(3.7)
Bank owned life insurance	348	402	(13.4)
Other income	216	659	(67.2)
Mortgage banking income	438	378	15.9
Net securities gains (losses)	0	49	NA
Total noninterest income	$9,693	$8,791	10.3%
Noninterest income to total revenue	20.52%	20.63%

The Company's noninterest income increased 14.8% to $19.6 million for the six months ended June 30, 2018 compared to $17.1 million in the prior year period. Noninterest income was positively impacted by a 17.8% increase in wealth advisory and brokerage fees, as well as a 16.1% increase in service charges on deposit accounts and a 33.4% improvement in mortgage banking income.  In addition, loan and service fees increased 21.3% driven by loan growth as well as the adoption of the new revenue recognition accounting standard effective on January 1, 2018 that requires the evaluation of all contracts and the related recognition of revenue. Although the adoption of this standard did not have a significant impact to net income, the evaluation of recording revenue gross versus net did cause some reclassifications of expenses associated with various revenue streams. Reclassifications included an increase to NYCE income recorded in loan and service fees of $384,000 and a reduction in other income from debit card incentive rebates of $128,000 for the six-month period ended June 30, 2018 offset by an increase in data processing and supplies expenses of $256,000 for the same period.

The Company's noninterest income increased $902,000, or 10.3%, to $9.7 million for the second quarter of 2018, compared to $8.8 million for the second quarter of 2017. Wealth advisory and brokerage fees increased by 21.4% compared to the second quarter of 2017 due to continued growth of client relationships.  In addition, noninterest income was positively impacted by a 16.8% increase over the prior year second quarter in fee income from service charges on deposit accounts, primarily due to growth in fees from business accounts. Loan and service fees increased by 27.6% over the prior year second quarter, driven by loan growth as well as the adoption of the new revenue recognition accounting standard. Reclassifications included an increase to NYCE income recorded in loan and service fees of $190,000 and a reduction in other income from debit card incentive rebates of $128,000 for the three-month period ended June 30, 2018 offset by an increase in data processing and supplies expenses of $62,000 for the same period.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2018 and 2017 are shown in the following tables:

	Six Months Ended
	June 30,
			Percent
(dollars in thousands)	2018	2017	Change
Salaries and employee benefits	$23,512	$22,384	5.0%
Net occupancy expense	2,663	2,274	17.1
Equipment costs	2,524	2,231	13.1
Data processing fees and supplies	4,803	3,990	20.4
Corporate and business development	2,179	2,698	(19.2)
FDIC insurance and other regulatory fees	870	853	2.0
Professional fees	1,782	1,755	1.5
Other expense	3,143	3,215	(2.2)
Total noninterest expense	$41,476	$39,400	5.3%

	Three Months Ended
	June 30,
			Percent
(dollars in thousands)	2018	2017	Change
Salaries and employee benefits	$11,493	$11,014	4.3%
Net occupancy expense	1,237	1,154	7.2
Equipment costs	1,250	1,156	8.1
Data processing fees and supplies	2,290	1,974	16.0
Corporate and business development	1,046	1,196	(12.5)
FDIC insurance and other regulatory fees	409	419	(2.4)
Professional fees	910	801	13.6
Other expense	1,639	1,638	0.1
Total noninterest expense	$20,274	$19,352	4.8%

The Company's noninterest expense increased by $2.1 million or 5.3% to $41.5 million in the first six months of 2018 compared to $39.4 million in the prior year period. The increase was driven by salaries and employee benefits, which increased by 5.0% or $1.1 million, primarily due to an increase to the company's minimum hiring wage, special bonuses paid to non-officer employees, normal merit increases and increased health insurance cost. Data processing fees increased due to the company's continued investment in technology-based solutions as well as the adoption of the new revenue recognition accounting standard.  Corporate and business development expense decreased primarily due to a reduction in contributions as well as lower advertising expenses. The company's efficiency ratio was 44.4% for the first six months of 2018 compared to 47.5% for the same period in 2017.

The company's noninterest expense increased $922,000, or 4.8%, to $20.3 million in the second quarter of 2018, compared to $19.4 million in the second quarter of 2017.  Salaries and employee benefits increased primarily due to an increase to the company's minimum hiring wage and normal merit increases. Data processing fees increased due to the company's continued investment in technology-based solutions as well as the adoption of the new revenue recognition accounting standard. Corporate and business development expense decreased primarily due to a reduction in contributions as well as lower advertising expenses. The company's efficiency ratio was 42.9% for the second quarter of 2018 compared to 45.4% for the second quarter of 2017.

Income Taxes

The Company's income tax expense decreased $4.6 million and $2.3 million, respectively, in the six-month and three-month periods ended June 30, 2018, compared to the same periods in 2017. The effective tax rate was 17.9% and 20.2%, respectively, in the six-month and three-month periods ended June 30, 2018, compared to 30.2% and 32.5% for the comparable periods of 2017. The decrease in the effective tax rate in the six-month and three-month periods ended June 30, 2018 was primarily due to the effects of the Tax Cuts and Jobs Act of 2017 which lowered the Company's federal income tax rate to 21% from 35%, effective January 1, 2018.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.761 billion as of June 30, 2018, an increase of $77.9 million, or 1.7%, when compared to $4.683 billion as of December 31, 2017. Overall asset growth was primarily driven by a $39.7 million, or 1.1%, increase in net loans to $3.811 billion at June 30, 2018 from $3.771 billion at December 31, 2017 and an increase of $24.7 million, or 4.6%, in securities available for sale to $563.2 million at June 30, 2018 from $538.5 million at December 31, 2017 due to securities purchases.  Funding for the balance sheet growth came from an increase of $130.6 million in borrowings offset by a $73.7 million decrease in deposits.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents increased by $4.0 million, or 2.3%, to $180.2 million at June 30, 2018, from $176.2 million at December 31, 2017. The short-term investment component of cash and cash equivalents decreased primarily due to lower interest-bearing balances on deposit with the Federal Reserve Bank of Chicago.

Investment Portfolio

The amortized cost and the fair value of securities as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$992	$979	$992	$997
U.S. government sponsored agencies	4,894	4,763	5,191	5,122
Mortgage-backed securities: residential	338,057	330,781	314,650	313,774
Mortgage-backed securities: commercial	34,890	34,134	44,208	44,211
State and municipal securities	194,573	192,570	172,375	174,389
Total	$573,406	$563,227	$537,416	$538,493

At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored entities, in an amount greater than 10% of stockholders' equity.

Purchases of securities available for sale totaled $72.7 million in the first six months of 2018. The purchases consisted primarily of mortgage-backed securities issued by government sponsored entities and also purchases of state and municipal securities. Paydowns from prepayments and scheduled payments of $20.4 million were received in the first six months of 2018, and the amortization of premiums, net of the accretion of discounts, was $1.5 million. Sales of securities totaled $12.3 million in the first six months of 2018. Maturities and calls of securities totaled $4.4 million in the first six months of 2018. No other-than-temporary impairment was recognized in the first six months of 2018.

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

Real Estate Mortgage Loans Held-for-Sale

Real estate mortgage loans held-for-sale increased by $2.8 million, or 82.2%, to $6.1 million at June 30, 2018, from $3.3 million at December 31, 2017. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells all of the qualifying mortgage loans it originates on the secondary market. Proceeds from sales totaled $22.7 million in the first six months of 2018 compared to $27.8 million in the first six months of 2017.

Loan Portfolio

The loan portfolio by portfolio segment as of June 30, 2018 and December 31, 2017 is summarized as follows:

					Current
	June 30,		December 31,		Period
(dollars in thousands)	2018		2017		Change
Commercial and industrial loans	$1,472,028	38.1%	$1,418,681	37.1%	$53,347
Commercial real estate and multi-family residential loans	1,510,310	39.1	1,444,913	37.8	65,397
Agri-business and agricultural loans	304,222	7.9	382,841	10.0	(78,619)
Other commercial loans	120,541	3.1	124,076	3.3	(3,535)
Consumer 1-4 family mortgage loans	372,947	9.7	374,645	9.8	(1,698)
Other consumer loans	80,097	2.1	74,369	2.0	5,728
Subtotal	3,860,145	100.0%	3,819,525	100.0%	40,620
Less: Allowance for loan losses	(47,706)		(47,121)		(585)
Net deferred loan fees	(1,432)		(1,066)		(366)
Loans, net	$3,811,007		$3,771,338		$39,669

Total loans, excluding real estate mortgage loans held for sale, increased by $40.6 million to $3.860 billion at June 30, 2018 from $3.820 billion at December 31, 2017. The increase was concentrated in the commercial and commercial real estate categories and reflected the Company's long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas. The increase was partially offset by a significant amount of large loan repayments during the year in our commercial portfolio. In addition, unanticipated factors affecting loan repayment activity during the year included the sale of client companies and long-term non-bank financing in the agricultural and commercial real estate portfolios.

The following table summarizes the Company's non-performing assets as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual loans including nonaccrual troubled debt restructured loans	$12,773	$9,401
Loans past due over 90 days and still accruing	0	6
Total nonperforming loans	$12,773	$9,407
Other real estate owned	10	40
Repossessions	108	55
Total nonperforming assets	$12,891	$9,502

Impaired loans including troubled debt restructurings	$16,931	$13,869

Nonperforming loans to total loans	0.33%	0.25%
Nonperforming assets to total assets	0.27%	0.20%

Performing troubled debt restructured loans	$3,402	$2,893
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	7,666	7,750
Total troubled debt restructured loans	$11,068	$10,643

Total nonperforming assets increased by $3.4 million, or 35.7%, to $12.9 million during the six-month period ended June 30, 2018. The increase in nonperforming assets was primarily due to two commercial relationships being placed in nonaccrual status.

Net recoveries in the quarter were $379,000 versus net recoveries of $289,000 in the second quarter of 2017 and net charge offs of $4.8 million during the linked first quarter of 2018. Net charge offs in the first quarter of 2018 included a $4.6 million charge off related to a single commercial borrower.

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

Total impaired loans increased by $3.1 million, or 22.1%, to $16.9 million at June 30, 2018 from $13.9 million at December 31, 2017. The increase in the impaired loans category was primarily due to the addition of the two commercial credits which were also placed in nonaccrual status.

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

At June 30, 2018, the allowance for loan losses was 1.24% of total loans outstanding, versus 1.23% of total loans outstanding at December 31, 2017. At June 30, 2018, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of June 30, 2018, on the basis of management's review of the loan portfolio, the Company had 94 credits totaling $213.9 million on the classified loan list versus 95 credits totaling $171.7 million on December 31, 2017. As of June 30, 2018, the Company had $136.4 million of assets classified as Special Mention, $77.5 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $93.2 million, $78.5 million, $0 and $0, respectively, at December 31, 2017.  The increase of $42.1 million on the classified loan list is primarily due to the downward migration of two commercial relationships with balances of $24.2 million and $18.3 million to Special Mention during the second quarter of 2018.

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

The allowance for loan losses increased 1.2%, or $585,000, from $47.1 million at December 31, 2017 to $47.7 million at June 30, 2018. Pooled loan allocations increased from $43.9 million at December 31, 2017 to $44.9 million at June 30, 2018, which was primarily due to management's view of current credit quality and the current economic environment. Impaired loan allocations decreased $403,000 from $3.2 million at December 31, 2017 to $2.8 million at June 30, 2018 due primarily to paydowns and pay-offs received on these loans over the six-month period ending June 30, 2018.  The unallocated component of the allowance for loan losses was $3.0 million at June 30, 2018 compared to $2.7 million at December 31, 2017.  While general trends in the overall economy and credit quality were stable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

Most of the Company's recent loan growth has been concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

Economic conditions in the Company's markets have generally improved and stabilized, and management is cautiously optimistic that the growth is positively impacting its borrowers. While the growth is not robust, commercial real estate activity and manufacturing growth is occurring. The Company's continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a strong credit environment and an aggressive position in loan work-out situations. The Company believes that historical industry-specific issues in the Company's markets have improved and continue to be somewhat mitigated by its overall expansion strategy. Nevertheless, the economic environment impacting the Company's entire geographic footprint will continue to present challenges.

Sources of Funds

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the six months ended June 30, 2018 and 2017 are summarized in the following table:

	Six months ended June 30,
	2018		2017
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$833,428	0.00%	$762,345	0.00%
Savings and transaction accounts:
Savings deposits	264,018	0.13	272,876	0.15
Interest bearing demand deposits	1,510,378	1.07	1,393,730	0.63
Time deposits:
Deposits of $100,000 or more	1,225,923	1.65	992,803	1.17
Other time deposits	259,777	1.39	230,131	1.20
Total deposits	$4,093,524	0.99%	$3,651,885	0.65%
FHLB advances and other borrowings	128,141	1.72	230,775	1.21
Total funding sources	$4,221,665	1.01%	$3,882,660	0.68%

Deposits and Borrowings

As of June 30, 2018, total deposits decreased by $73.7 million, or 1.8%, from December 31, 2017. Core deposits decreased by $27.8 million to $3.712 billion as of June 30, 2018 from $3.740 billion as of December 31, 2017. Total brokered deposits were $223.1 million at June 30, 2018 compared to $269.0 million at December 31, 2017 reflecting a $45.9 million decrease during the first six months of 2018.

Since December 31, 2017, the change in core deposits was comprised of decreases in public fund deposits of $39.4 million and in commercial deposits of $18.0 million, which were offset by an increase in retail deposits of $29.7 million. Total public funds deposits, including public funds transaction accounts, were $1.224 billion at June 30, 2018 compared to $1.264 billion at December 31, 2017.

The following table summarizes deposit composition at June 30, 2018 and December 31, 2017:

			Current
	June 30,	December 31,	Period
(dollars in thousands)	2018	2017	Change
Retail	$1,536,444	$1,506,738	$29,706
Commercial	951,250	969,292	(18,042)
Public funds	1,224,201	1,263,649	(39,448)
Core deposits	$3,711,895	$3,739,679	$(27,784)
Brokered deposits	223,058	268,976	(45,918)
Total deposits	$3,934,953	$4,008,655	$(73,702)

Total borrowings increased by $130.6 million, or 71.9%, from December 31, 2017.  The increase consisted of $95.0 million in short-term advances from the Federal Home Loan Bank of Indianapolis, as well as $35.6 million in securities sold under agreements to repurchase. The increase in securities sold under agreements to repurchase was primarily due to receiving approximately $26 million of short-term excess funds from one commercial customer.  The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily loan growth.

Capital

As of June 30, 2018, total stockholders' equity was $486.4 million, an increase of $17.8 million, or 3.8%, from $468.6 million at December 31, 2017. In addition to net income of $38.5 million, other increases in equity during the first six months of 2018 included $2.7 million in stock based compensation expense. Offsetting the increases to stockholders' equity were decreases of $9.0 million in accumulated other comprehensive income component of equity, which was driven by a net decrease in the fair value of available-for-sale securities, dividends paid in the amount of $12.1 million and $2.4 million in stock activity under equity compensation plans.

The impact on equity by other comprehensive income is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. The final rules include a capital conservation buffer, comprised of common equity Tier 1 capital, which was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The capital conservation buffer was 1.25% as of December 31, 2017 and 1.875% as of June 30, 2018. As of June 30, 2018, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The actual capital amounts and ratios of the Company and the Bank as of June 30, 2018 and December 31, 2017, are presented in the table below:

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total Capital (to Risk
Weighted Assets)
Consolidated	$568,929	13.76%	$330,732	8.00%	$408,248	9.875%	$413,415	10.00%
Bank	$551,057	13.36%	$330,076	8.00%	$407,438	9.875%	$412,595	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$521,134	12.61%	$248,049	6.00%	$325,565	7.875%	$330,732	8.00%
Bank	$503,262	12.20%	$247,557	6.00%	$324,919	7.875%	$330,076	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$491,134	11.88%	$186,037	4.50%	$263,552	6.375%	$268,720	6.50%
Bank	$503,262	12.20%	$185,668	4.50%	$263,029	6.375%	$268,186	6.50%
Tier I Capital (to Average Assets)
Consolidated	$521,134	11.01%	$189,368	4.00%	$189,368	4.00%	$236,710	5.00%
Bank	$503,262	10.64%	$189,168	4.00%	$189,168	4.00%	$236,460	5.00%

As of December 31, 2017:
Total Capital (to Risk
Weighted Assets)
Consolidated	$541,475	13.26%	$326,782	8.00%	$377,842	9.250%	$408,478	10.00%
Bank	$525,482	12.89%	$326,140	8.00%	$377,099	9.250%	$407,675	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$494,265	12.10%	$245,087	6.00%	$296,147	7.250%	$326,782	8.00%
Bank	$478,272	11.73%	$244,605	6.00%	$295,564	7.250%	$326,140	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$464,265	11.37%	$183,815	4.50%	$234,875	5.750%	$265,511	6.50%
Bank	$478,272	11.73%	$183,454	4.50%	$234,413	5.750%	$264,988	6.50%
Tier I Capital (to Average Assets)
Consolidated	$494,265	10.76%	$183,793	4.00%	$183,793	4.00%	$229,741	5.00%
Bank	$478,272	10.44%	$183,187	4.00%	$183,187	4.00%	$228,984	5.00%

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the "Risk Factors" section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K. In addition to the risk factors described in that section, there are other factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	the effects of future economic, trade, business and market conditions and changes, both domestic and foreign, including the effects of federal trade policies;

•	governmental monetary and fiscal policies;

•	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;

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

•	changes in the scope and cost of FDIC insurance, the state of Indiana's Public Deposit Insurance Fund and other coverages;

•	the effects of the Tax Cuts and Jobs Act of 2017, including any effects on the housing market, and on the demand for home equity loans and other loan products that we offer;

•	changes in accounting policies, rules and practices; and

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2018. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company's needs, as determined by its Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model. The current balance sheet structure is considered to be within acceptable risk levels.

Interest rate scenarios for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company's rate sensitive assets and liabilities at June 30, 2018. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

		Falling	Rising	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
Net interest income	$158,241	$145,907	$160,645	$163,093	$167,947	$177,565	$187,129
Variance from Base		($12,334)	$2,404	$4,852	$9,706	$19,324	$28,888
Percent of change from Base		-7.79%	1.52%	3.07%	6.13%	12.21%	18.26%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2018, there were no changes to the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2018 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$ 0	0	$ 0
May 1-31	904	48.15	0	0
June 1-30	0	0	0	0

Total	904	$ 48.15	0	$ 0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2018 and June 30, 2017; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2018 and June 30, 2017; (iv) Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2018 and June 30, 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 3, 2018	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: August 3, 2018	/s/ Lisa M. O'Neill
Lisa M. O'Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 3, 2018	/s/ Sarah J. Earls
Sarah J. Earls – Senior Vice President and Controller
(principal accounting officer)