Form 10-Q
period 2018-09-30
LAKELAND FINANCIAL CORP
filed 2018-11-05
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ''large accelerated filer,'' ''accelerated filer,'' ''smaller reporting company,'' and ''emerging growth company'' in Rule 12b–2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding at October 31, 2018:  25,301,732

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$151,127	$140,402
Short-term investments	31,193	35,778
Total cash and cash equivalents	182,320	176,180

Securities available for sale (carried at fair value)	570,568	538,493
Real estate mortgage loans held for sale	3,488	3,346

Loans, net of allowance for loan losses of $48,343 and $47,121	3,794,782	3,771,338

Land, premises and equipment, net	57,644	56,466
Bank owned life insurance	76,998	75,879
Federal Reserve and Federal Home Loan Bank stock	13,772	13,772
Accrued interest receivable	15,802	14,093
Goodwill	4,970	4,970
Other assets	37,275	28,439
Total assets	$4,757,619	$4,682,976

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$880,363	$885,622
Interest bearing deposits	3,135,561	3,123,033
Total deposits	4,015,924	4,008,655

Borrowings
Federal funds purchased	20,000	0
Securities sold under agreements to repurchase	77,352	70,652
Federal Home Loan Bank advances	80,000	80,030
Subordinated debentures	30,928	30,928
Total borrowings	208,280	181,610

Accrued interest payable	8,742	6,311
Other liabilities	26,132	17,733
Total liabilities	4,259,078	4,214,309

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,301,732 shares issued and 25,129,796 outstanding as of September 30, 2018
25,194,903 shares issued and 25,025,933 outstanding as of December 31, 2017	111,045	108,862
Retained earnings	404,394	363,794
Accumulated other comprehensive income/(loss)	(13,276)	(670)
Treasury stock, at cost (2018 - 171,936 shares, 2017 - 168,970 shares)	(3,711)	(3,408)
Total stockholders' equity	498,452	468,578
Noncontrolling interest	89	89
Total equity	498,541	468,667
Total liabilities and equity	$4,757,619	$4,682,976

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET INTEREST INCOME
Interest and fees on loans
Taxable	$46,127	$38,630	$132,360	$110,044
Tax exempt	208	205	627	517
Interest and dividends on securities
Taxable	2,275	2,349	7,201	7,033
Tax exempt	1,570	1,309	4,367	3,745
Other interest income	199	96	687	198
Total interest income	50,379	42,589	145,242	121,537

Interest on deposits	11,473	7,037	31,488	18,722
Interest on borrowings
Short-term	555	588	861	1,329
Long-term	426	344	1,212	986
Total interest expense	12,454	7,969	33,561	21,037

NET INTEREST INCOME	37,925	34,620	111,681	100,500

Provision for loan losses	1,100	450	6,100	1,150

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	36,825	34,170	105,581	99,350

NONINTEREST INCOME
Wealth advisory fees	1,627	1,471	4,676	4,005
Investment brokerage fees	376	330	1,043	950
Service charges on deposit accounts	4,114	3,631	11,542	10,027
Loan and service fees	2,327	2,060	6,925	5,850
Merchant card fee income	643	588	1,834	1,696
Bank owned life insurance income	466	397	1,177	1,270
Other income	561	718	1,816	1,886
Mortgage banking income	319	302	998	811
Net securities gains/(losses)	0	0	(6)	52
Total noninterest income	10,433	9,497	30,005	26,547

NONINTEREST EXPENSE
Salaries and employee benefits	12,755	11,678	36,267	34,062
Net occupancy expense	1,229	1,131	3,892	3,405
Equipment costs	1,316	1,182	3,840	3,413
Data processing fees and supplies	2,489	2,032	7,292	6,022
Corporate and business development	891	1,245	3,070	3,943
FDIC insurance and other regulatory fees	412	443	1,282	1,296
Professional fees	934	962	2,716	2,717
Other expense	1,983	1,596	5,126	4,811
Total noninterest expense	22,009	20,269	63,485	59,669

INCOME BEFORE INCOME TAX EXPENSE	25,249	23,398	72,101	66,228
Income tax expense	4,679	7,573	13,053	20,525
NET INCOME	$20,570	$15,825	$59,048	$45,703

BASIC WEIGHTED AVERAGE COMMON SHARES	25,301,033	25,193,894	25,284,085	25,176,593
BASIC EARNINGS PER COMMON SHARE	$0.81	$0.63	$2.33	$1.82
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,745,151	25,656,403	25,719,693	25,640,742
DILUTED EARNINGS PER COMMON SHARE	$0.80	$0.62	$2.30	$1.78

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$ 20,570	$ 15,825	$ 59,048	$ 45,703
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(4,576)	56	(15,978)	4,127
Reclassification adjustment for (gains)/losses included in net income	0	0	6	(52)
Net securities gain (loss) activity during the period	(4,576)	56	(15,972)	4,075
Tax effect	960	(13)	3,459	(1,357)
Net of tax amount	(3,616)	43	(12,513)	2,718
Defined benefit pension plans:
Amortization of net actuarial loss	67	66	200	199
Tax effect	(17)	(26)	(52)	(78)
Net of tax amount	50	40	148	121

Total other comprehensive income (loss), net of tax	(3,566)	83	(12,365)	2,839

Comprehensive income	$ 17,004	$ 15,908	$ 46,683	$ 48,542

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2017	24,937,865	$104,405	$327,873	$(2,387)	$(2,913)	$426,978
Comprehensive income:
Net income			45,703			45,703
Other comprehensive income (loss), net of tax				2,839		2,839
Cash dividends declared, $0.63 per share			(15,866)			(15,866)
Treasury shares purchased under deferred
directors' plan	(9,992)	458			(458)	0
Stock activity under equity compensation plans	98,816	(1,736)				(1,736)
Stock based compensation expense		4,509				4,509
Balance at September 30, 2017	25,026,689	$107,636	$357,710	$452	$(3,371)	$462,427

Balance at January 1, 2018	25,025,933	$108,862	$363,794	$(670)	$(3,408)	$468,578
Adoption of ASU 2018-02 (See Note 1)			173	(173)		0
Adoption of ASU 2014-09 (See Note 1)			24			24
Adoption of ASU 2016-01 (See Note 1)			68	(68)		0
Comprehensive income:
Net income			59,048			59,048
Other comprehensive income (loss), net of tax				(12,365)		(12,365)
Cash dividends declared, $0.74 per share			(18,713)			(18,713)
Treasury shares purchased under deferred
directors' plan	(8,602)	418			(418)	0
Treasury shares sold and distributed under deferred
directors' plan	5,636	(115)			115	0
Stock activity under equity compensation plans	106,829	(2,435)				(2,435)
Stock based compensation expense		4,315				4,315
Balance at September 30, 2018	25,129,796	$111,045	$404,394	$(13,276)	$(3,711)	$498,452

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Nine Months Ended September 30	2018	2017
Cash flows from operating activities:
Net income	$ 59,048	$ 45,703
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,199	3,712
Provision for loan losses	6,100	1,150
Net loss on sale and write down of other real estate owned	16	21
Amortization of loan servicing rights	379	454
Loans originated for sale	(38,926)	(41,472)
Net gain on sales of loans	(1,333)	(1,318)
Proceeds from sale of loans	39,448	43,601
Net loss on sales of premises and equipment	24	77
Net loss (gain) on sales and calls of securities available for sale	6	(52)
Net securities amortization	2,463	2,261
Stock based compensation expense	4,315	4,509
Earnings on life insurance	(1,177)	(1,270)
Gain on life insurance	(206)	0
Tax benefit of stock award issuances	(761)	(964)
Net change:
Interest receivable and other assets	(4,607)	(2,770)
Interest payable and other liabilities	6,180	(505)
Total adjustments	16,120	7,434
Net cash from operating activities	75,168	53,137

Cash flows from investing activities:
Proceeds from sale of securities available for sale	12,322	35,845
Proceeds from maturities, calls and principal paydowns of
securities available for sale	42,021	48,237
Purchases of securities available for sale	(100,702)	(114,239)
Purchase of life insurance	(371)	(540)
Net increase in total loans	(29,860)	(163,784)
Proceeds from sales of land, premises and equipment	29	10
Purchases of land, premises and equipment	(5,430)	(8,096)
Proceeds from sales of other real estate	21	124
Proceeds from life insurance	569	0
Net cash from investing activities	(81,401)	(202,443)

Cash flows from financing activities:
Net increase in total deposits	7,269	296,078
Net increase in short-term borrowings	106,700	13,843
Payments on long-term borrowings	(80,030)	(180,002)
Common dividends paid	(18,700)	(15,853)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(2,435)	(1,736)
Purchase of treasury stock	(418)	(458)
Net cash from financing activities	12,373	111,859
Net change in cash and cash equivalents	6,140	(37,447)
Cash and cash equivalents at beginning of the period	176,180	167,280
Cash and cash equivalents at end of the period	$ 182,320	$ 129,833
Cash paid during the period for:
Interest	$ 31,130	$ 21,274
Income taxes	13,033	19,818
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	316	88
Securities purchases payable	4,018	1,793

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the "Company"), which has two wholly owned subsidiaries, Lake City Bank (the "Bank") and LCB Risk Management, a captive insurance company. Also included in this report is the Bank's wholly owned subsidiary, LCB Investments II, Inc. ("LCB Investments"), which manages the Bank's investment portfolio. LCB Investments owns LCB Funding, Inc. ("LCB Funding"), a real estate investment trust. All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2018. The Company's 2017 Annual Report on Form 10-K should be read in conjunction with these statements.

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
The income statement impact of adopting ASC 606 for the three- and nine-month periods ended September 30, 2018 is outlined below:

	For the three months ended September 30, 2018			For the nine months ended September 30, 2018
	As reported	Under legacy GAAP	Impact of ASC 606	As reported	Under legacy GAAP	Impact of ASC 606
Noninterest income
Loan and service fees	$2,327	$2,135	$192	$6,925	$6,349	$576
Other income	561	623	(62)	1,816	2,006	(190)
Total	$2,888	$2,758	$130	$8,741	$8,355	$386

Noninterest expense
Data processing fees and supplies	2,489	2,359	130	7,292	6,906	386
Total	$2,489	$2,359	$130	$7,292	$6,906	$386

Net Impact	$399	$399	$0	$1,449	$1,449	$0

Net income	$20,142	$20,142	$0	$38,478	$38,478	$0
Comprehensive income	18,420	18,420	0	29,679	29,679	0

Basic earnings per share	$0.80	$0.80	$0	$1.52	$1.52	$0
Diluted earnings per share	0.78	0.78	0	1.50	1.50	0

In January 2016, the Financial Accounting Standards Board (the "FASB") amended existing accounting guidance related to the recognition and measurement of financial assets and financial liabilities. These amendments make targeted improvements to U.S. GAAP as follows:  (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. (3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. (8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This guidance was effective beginning January 1, 2018. Adopting this standard resulted in a credit to retained earnings for the reclassification in the amount of $68,000.

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

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item that includes the service cost. The guidance was effective beginning January 1, 2018. As a result of the applicable plans being frozen April 1, 2000, there was no service cost recognized for the nine-month periods ending September 30, 2018 and 2017. All other components of cost were recorded in other expense under noninterest expenses on the Consolidated Statements of Income for all periods presented. Adopting this standard did not have a significant impact on the Company's financial condition or results of operations.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The ASU required a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017. The amount reclassified was the difference between the historical corporate income tax rate and the new 21% federal corporate income tax rate. The new guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company elected to early adopt the guidance during the first quarter of 2018, and recorded a credit to retained earnings for the reclassification in the amount of $173,000 during the first quarter.

Newly Issued But Not Yet Effective Accounting Standards

In February 2016, the FASB issued new accounting guidance related to leases. This update, effective for the Company beginning January 1, 2019, will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company currently has approximately $5.6 million of lease obligations that would come on balance sheet as both assets and liabilities upon adoption of this accounting standard.

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

In March 2017, the FASB issued ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities." This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Concerns were raised that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. There is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Management is evaluating the impact of adopting the new guidance on our consolidated financial statements on a quarterly basis, and plans to adopt on January 1, 2019.  The Company estimates the impact of this standard as of September 30, 2018, would be a reduction to retained earnings of approximately $940,000, net of tax, to reflect the acceleration of amortization of premiums on debt securities.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
September 30, 2018
U.S. Treasury securities	$993	$0	$(20)	$973
U.S. government sponsored agencies	4,649	0	(189)	4,460
Mortgage-backed securities: residential	327,270	814	(10,069)	318,015
Mortgage-backed securities: commercial	39,050	0	(959)	38,091
State and municipal securities	213,361	584	(4,916)	209,029
Total	$585,323	$1,398	$(16,153)	$570,568

December 31, 2017
U.S. Treasury securities	$992	$5	$0	$997
U.S. government sponsored agencies	5,191	0	(69)	5,122
Mortgage-backed securities: residential	314,650	2,099	(2,975)	313,774
Mortgage-backed securities: commercial	44,208	75	(72)	44,211
State and municipal securities	172,375	2,990	(976)	174,389
Total	$537,416	$5,169	$(4,092)	$538,493

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of September 30, 2018 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,548	$2,558
Due after one year through five years	23,823	23,868
Due after five years through ten years	35,378	34,968
Due after ten years	157,254	153,068
	219,003	214,462
Mortgage-backed securities	366,320	356,106
Total debt securities	$585,323	$570,568

Securities proceeds, gross gains and gross losses are presented below.

	Nine months ended September 30,
(dollars in thousands)	2018	2017
Sales of securities available for sale
Proceeds	$12,322	$35,845
Gross gains	21	256
Gross losses	(27)	(204)
Number of securities	22	35

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $166.9 million and $171.1 million were pledged as of September 30, 2018 and December 31, 2017, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of September 30, 2018 and December 31, 2017 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2018
U.S. Treasury	$973	$20	$0	$0	$973	$20
U.S. government sponsored agencies	1,958	58	2,502	131	4,460	189
Mortgage-backed securities: residential	146,933	3,103	145,962	6,966	292,895	10,069
Mortgage-backed securities: commercial	38,091	959	0	0	38,091	959
State and municipal securities	106,622	2,114	50,845	2,802	157,467	4,916
Total temporarily impaired	$294,577	$6,254	$199,309	$9,899	$493,886	$16,153

December 31, 2017
U.S. government sponsored agencies	$2,353	$6	$2,769	$63	$5,122	$69
Mortgage-backed securities: residential	142,834	1,412	59,024	1,563	201,858	2,975
Mortgage-backed securities: commercial	23,505	72	0	0	23,505	72
State and municipal securities	8,585	47	49,552	929	58,137	976
Total temporarily impaired	$177,277	$1,537	$111,345	$2,555	$288,622	$4,092

The total number of securities with unrealized losses as of September 30, 2018 and December 31, 2017 is presented below.

	Less than	12 months
	12 months	or more	Total
September 30, 2018
U.S. Treasury	1	0	1
U.S. government sponsored agencies	1	1	2
Mortgage-backed securities: residential	56	54	110
Mortgage-backed securities: commercial	9	0	9
State and municipal securities	129	68	197
Total temporarily impaired	196	123	319

December 31, 2017
U.S. government sponsored agencies	1	1	2
Mortgage-backed securities: residential	46	21	67
Mortgage-backed securities: commercial	5	0	5
State and municipal securities	17	62	79
Total temporarily impaired	69	84	153

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of September 30, 2018 and December 31, 2017, all of the securities in the Company's portfolio were backed by the U.S. government, government agencies, government sponsored entities or were A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government agency, government-sponsored entity and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considers the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	September 30,		December 31,
(dollars in thousands)	2018		2017
Commercial and industrial loans:
Working capital lines of credit loans	$757,004	19.7%	$743,609	19.4%
Non-working capital loans	693,402	18.0	675,072	17.7
Total commercial and industrial loans	1,450,406	37.7	1,418,681	37.1

Commercial real estate and multi-family residential loans:
Construction and land development loans	231,795	6.0	224,474	5.9
Owner occupied loans	571,998	14.9	538,603	14.1
Nonowner occupied loans	520,414	13.5	508,121	13.3
Multifamily loans	192,218	5.0	173,715	4.5
Total commercial real estate and multi-family residential loans	1,516,425	39.4	1,444,913	37.8

Agri-business and agricultural loans:
Loans secured by farmland	159,256	4.2	186,437	4.9
Loans for agricultural production	134,773	3.5	196,404	5.1
Total agri-business and agricultural loans	294,029	7.7	382,841	10.0

Other commercial loans	114,350	3.0	124,076	3.3
Total commercial loans	3,375,210	87.8	3,370,511	88.2

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	185,212	4.8	179,302	4.7
Open end and junior lien loans	185,869	4.8	181,865	4.8
Residential construction and land development loans	15,128	0.4	13,478	0.3
Total consumer 1-4 family mortgage loans	386,209	10.0	374,645	9.8

Other consumer loans	83,203	2.2	74,369	2.0
Total consumer loans	469,412	12.2	449,014	11.8
Subtotal	3,844,622	100.0%	3,819,525	100.0%
Less: Allowance for loan losses	(48,343)		(47,121)
Net deferred loan fees	(1,497)		(1,066)
Loans, net	$3,794,782		$3,771,338

The recorded investment in loans does not include accrued interest.

The Company had $614,000 in residential real estate loans in the process of foreclosure as of September 30, 2018, compared to $47,000 as of December 31, 2017.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended September 30, 2018 and 2017:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2018
Beginning balance, July 1	$22,524	$14,954	$4,585	$464	$1,953	$266	$2,960	$47,706
Provision for loan losses	952	140	(506)	(23)	321	62	154	1,100
Loans charged-off	(474)	0	0	0	(24)	(83)	0	(581)
Recoveries	69	7	5	0	6	31	0	118
Net loans charged-off	(405)	7	5	0	(18)	(52)	0	(463)
Ending balance	$23,071	$15,101	$4,084	$441	$2,256	$276	$3,114	$48,343

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2017
Beginning balance, July 1	$20,219	$13,775	$3,870	$568	$2,689	$389	$3,053	$44,563
Provision for loan losses	(612)	426	425	108	30	15	58	450
Loans charged-off	(44)	0	0	0	(40)	(86)	0	(170)
Recoveries	364	246	7	0	11	26	0	654
Net loans charged-off	320	246	7	0	(29)	(60)	0	484
Ending balance	$19,927	$14,447	$4,302	$676	$2,690	$344	$3,111	$45,497

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine-month periods ended September 30, 2018 and 2017:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Nine Months Ended September 30, 2018
Beginning balance, January 1	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121
Provision for loan losses	6,246	855	(850)	(136)	(541)	78	448	6,100
Loans charged-off	(4,891)	(491)	0	0	(31)	(273)	0	(5,686)
Recoveries	619	23	14	0	60	92	0	808
Net loans charged-off	(4,272)	(468)	14	0	29	(181)	0	(4,878)
Ending balance	$23,071	$15,101	$4,084	$441	$2,256	$276	$3,114	$48,343

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Nine Months Ended September 30, 2017
Beginning balance, January 1	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718
Provision for loan losses	(791)	744	753	215	(170)	75	324	1,150
Loans charged-off	(430)	(259)	0	0	(53)	(192)	0	(934)
Recoveries	876	510	17	0	86	74	0	1,563
Net loans charged-off	446	251	17	0	33	(118)	0	629
Ending balance	$19,927	$14,447	$4,302	$676	$2,690	$344	$3,111	$45,497

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
September 30, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,798	$771	$0	$0	$439	$26	$0	$6,034
Collectively evaluated for impairment	18,273	14,330	4,084	441	1,817	250	3,114	42,309
Total ending allowance balance	$23,071	$15,101	$4,084	$441	$2,256	$276	$3,114	$48,343

Loans:
Loans individually evaluated for impairment	$14,280	$4,108	$283	$0	$2,193	$46	$0	$20,910
Loans collectively evaluated for impairment	1,436,066	1,509,970	293,836	114,211	385,215	82,917	0	3,822,215
Total ending loans balance	$1,450,346	$1,514,078	$294,119	$114,211	$387,408	$82,963	$0	$3,843,125

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,067	$795	$0	$0	$310	$44	$0	$3,216
Collectively evaluated for impairment	19,030	13,919	4,920	577	2,458	335	2,666	43,905
Total ending allowance balance	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121

Loans:
Loans individually evaluated for impairment	$6,979	$4,802	$283	$0	$1,756	$50	$0	$13,870
Loans collectively evaluated for impairment	1,411,648	1,438,219	382,643	123,922	374,013	74,144	0	3,804,589
Total ending loans balance	$1,418,627	$1,443,021	$382,926	$123,922	$375,769	$74,194	$0	$3,818,459

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2018:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$3,483	$792	$0
Non-working capital loans	4,789	2,444	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	18	18	0
Owner occupied loans	2,276	1,671	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	590	509	0
Open end and junior lien loans	243	244	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,649	3,653	897
Non-working capital loans	7,391	7,391	3,901
Commercial real estate and multi-family residential loans:
Construction and land development loans	303	303	154
Owner occupied loans	2,250	2,116	617
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,439	1,440	439
Other consumer loans	46	46	26
Total	$27,080	$20,910	$6,034

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$491	$491	$0
Non-working capital loans	2,973	1,579	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	88	88	0
Owner occupied loans	2,558	2,310	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	636	570	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,617	1,617	667
Non-working capital loans	3,292	3,292	1,400
Commercial real estate and multi-family residential loans:
Construction and land development loans	827	827	350
Owner occupied loans	1,577	1,577	445
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	950	950	269
Open end and junior lien loans	235	236	41
Other consumer loans	50	50	44
Total	$15,897	$13,870	$3,216

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended September 30, 2018:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$955	$13	$7
Non-working capital loans	2,027	19	17
Commercial real estate and multi-family residential loans:
Construction and land development loans	41	1	1
Owner occupied loans	1,903	9	11
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	503	3	3
Open end and junior lien loans	244	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	4,019	6	6
Non-working capital loans	6,385	37	19
Commercial real estate and multi-family residential loans:
Construction and land development loans	307	5	8
Owner occupied loans	2,183	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,374	14	13
Other consumer loans	46	1	0
Total	$20,270	$108	$85

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended September 30, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$315	$14	$11
Non-working capital loans	1,321	18	18
Commercial real estate and multi-family residential loans:
Construction and land development loans	100	3	3
Owner occupied loans	2,222	2	2
Nonowner occupied loans	2,784	152	152
Agri-business and agricultural loans:
Loans secured by farmland	301	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	342	3	3
Open end and junior lien loans	101	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,529	22	22
Non-working capital loans	5,700	74	74
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,714	9	9
Agri-business and agricultural loans:
Loans secured by farmland	10	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	969	13	13
Open end and junior lien loans	81	0	0
Other consumer loans	52	1	1
Total	$18,541	$311	$308

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2018:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$992	$26	$23
Non-working capital loans	1,831	50	48
Commercial real estate and multi-family residential loans:
Construction and land development loans	77	4	4
Owner occupied loans	2,443	25	25
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	526	7	7
Open end and junior lien loans	194	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,878	10	9
Non-working capital loans	4,371	42	25
Commercial real estate and multi-family residential loans:
Construction and land development loans	506	22	26
Owner occupied loans	1,473	1	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,112	29	27
Open end and junior lien loans	51	0	0
Other consumer loans	48	2	2
Total	$16,785	$218	$197

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$485	$22	$19
Non-working capital loans	1,337	27	27
Commercial real estate and multi-family residential loans:
Construction and land development loans	117	4	4
Owner occupied loans	2,395	4	4
Nonowner occupied loans	3,397	222	222
Agri-business and agricultural loans:
Loans secured by farmland	289	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	249	5	5
Open end and junior lien loans	137	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,090	33	33
Non-working capital loans	6,418	116	116
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,641	12	11
Agri-business and agricultural loans:
Loans secured by farmland	3	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,023	18	16
Open end and junior lien loans	27	0	0
Other consumer loans	53	2	2
Total	$19,661	$465	$459

The following table presents the ageing of the recorded investment in past due loans as of September 30, 2018 by class of loans:

		30-89	Greater than		Total Past
	Loans Not	Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$748,308	$4,853	$0	$3,954	$8,807	$757,115
Non-working capital loans	681,687	7,443	0	4,101	11,544	693,231
Commercial real estate and multi-family
residential loans:
Construction and land development loans	230,522		0	0	0	230,522
Owner occupied loans	568,463	0	0	3,173	3,173	571,636
Nonowner occupied loans	520,077	0	0	0	0	520,077
Multifamily loans	191,843	0	0	0	0	191,843
Agri-business and agricultural loans:
Loans secured by farmland	158,979	0	0	283	283	159,262
Loans for agricultural production	134,845	12	0	0	12	134,857
Other commercial loans	114,211	0	0	0	0	114,211
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	183,328	941	0	586	1,527	184,855
Open end and junior lien loans	187,113	96	0	244	340	187,453
Residential construction loans	15,100	0	0	0	0	15,100
Other consumer loans	82,826	137	0	0	137	82,963
Total	$3,817,302	$13,482	$0	$12,341	$25,823	$3,843,125

The following table presents the ageing of the recorded investment in past due loans as of December 31, 2017 by class of loans:

		30-89	Greater than		Total Past
	Loans Not	Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$742,205	$11	$0	$1,459	$1,470	$743,675
Non-working capital loans	671,490	0	0	3,462	3,462	674,952
Commercial real estate and multi-family
residential loans:
Construction and land development loans	215,713	8,000	0	0	8,000	223,713
Owner occupied loans	534,648	0	0	3,620	3,620	538,268
Nonowner occupied loans	507,696	0	0	0	0	507,696
Multifamily loans	173,100	244	0	0	244	173,344
Agri-business and agricultural loans:
Loans secured by farmland	186,160	0	0	283	283	186,443
Loans for agricultural production	196,483	0	0	0	0	196,483
Other commercial loans	123,922	0	0	0	0	123,922
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	177,410	1,183	6	342	1,531	178,941
Open end and junior lien loans	183,056	89	0	236	325	183,381
Residential construction loans	13,447	0	0	0	0	13,447
Other consumer loans	74,102	92	0	0	92	74,194
Total	$3,799,432	$9,619	$6	$9,402	$19,027	$3,818,459

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.1 million and $2.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2018 and December 31, 2017, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	September 30	December 31
(dollars in thousands)	2018	2017
Accruing troubled debt restructured loans	$3,512	$2,893
Nonaccrual troubled debt restructured loans	7,313	7,750
Total troubled debt restructured loans	$10,825	$10,643

During the three months ending September 30, 2018, two commercial and industrial loans were modified as troubled debt restructurings due to a modification of the repayment terms which delays principal repayment for an extended period of time. These concessions are included in the table below.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the three-month period ended September 30, 2018.  The loan to one of the borrowers is for a commercial real estate building where the collateral value and cash flows from the company occupying the building do not support the loan with a recorded investment of $852,000.  The loan to another one of the borrowers is for a vacant commercial real estate building that does not generate cash flow to support the loan with a recorded investment of $321,000.  The other loans are to a borrower for an investment in land for residential development which has not had sales activity to support loans with a recorded investment of $109,000.  These troubled debt restructured loans with additional concessions decreased the allowance by $7,000 as a result of payments received during the period and resulted in no charge-offs for the three-month period ending September 30, 2018. These concessions are not included in the table below.
The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended September 30, 2018:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	2	$824	$824	2	0-6
Total	2	$824	$824	2	0-6

For the three month period ending September 30, 2018, the troubled debt restructurings described above did not impact the allowance for loan losses and no charge-offs were recorded.

During the nine months ended September 30, 2018, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal. These concessions are included in the table below.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the nine-month period ended September 30, 2018.  There were three commercial real estate loans with recorded investments totaling $1.3 million and three commercial and industrial loans with recorded investments totaling $1.4 million where the collateral value and/or cash flows do not support those loans. The other three loans are to borrowers for investments in land for residential development which have not had sales activity to support loans with a recorded investments totaling $593,000. These troubled debt restructured loans with additional concessions increased the allowance by $255,000 and resulted in no charge-offs for the nine-month period ending September 30, 2018. These concessions are not included in the table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the nine months ended September 30, 2018:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	$600	$600	1	0
Non-working capital loans	4	2,244	2,244	4	0-6
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	1	824	824	1	12
Owner occupied loans	1	387	387	1	12
Consumer 1-4 family loans:
Closed end first mortgage loans	1	198	197	1	239
Total	8	$4,253	$4,252	8	0-239

For the nine-month period ending September 30, 2018, the commercial real estate and multi-family residential troubled debt restructurings described above decreased the allowance for loan losses by $196,000, and resulted in charge-offs of $1.6 million.  All other troubled debt restructurings described above had no impact to the allowance and no charge-offs were recorded for the nine month period ending September 30, 2018.

During the three months ended September 30, 2017, certain loans were modified as troubled debt restructurings due to a modification of the repayment terms which delays principal repayment for an extended period of time. These concessions are included in the table below.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the period.  The loans to two of the borrowers are for commercial real estate buildings where the collateral value and cash flows from the companies occupying the buildings do not support the loans with recorded investments of $1.4 million.  The loans to three other borrowers are for commercial and industrial non-working capital loans with recorded investments of $1.8 million. These troubled debt restructured loans with additional concessions decreased the allowance by $7,000 as a result of payments received during the period and resulted in no charge-offs for the three-month period ending September 30, 2017. These concessions are not included in the table below.

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

For the three month period ending September 30, 2017, the commercial and industrial troubled debt restructurings described above decreased the allowance for loan losses by $77,000 and the consumer troubled debt restructuring described above did not impact the allowance. No charge-offs were recorded on the troubled debt restructurings described above for the three-month period ending September 30, 2017.

During the nine months ended September 30, 2017, certain loans were modified as troubled debt restructurings and are reflected in the table presented below. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal. These concessions are included in the table below.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the nine months ended September 30, 2017.  Three of the loans are for commercial real estate properties where the collateral value and/or cash flows from the companies occupying the buildings do not support the loans with recorded investments of $821,000.  The other four loans are commercial and industrial non-working capital loans with recorded investments of $1.7 million. These troubled debt restructured loans with additional concessions increased the allowance by $80,000 and resulted in no charge-offs for the nine-month period ending September 30, 2017. These concessions are not included in the table below.

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

For the nine-month period ended September 30, 2017, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $583,000, the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $36,000, and the consumer troubled debt restructurings described above had no impact on the allowance.  No charge-offs resulted from any troubled debt restructurings described above during the nine-month period ended September 30, 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of September 30, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$673,013	$56,578	$27,165	$0	$359	$757,115
Non-working capital loans	642,700	22,853	22,376	0	5,302	693,231
Commercial real estate and multi-
family residential loans:
Construction and land development loans	229,848	371	303	0	0	230,522
Owner occupied loans	527,154	22,374	22,108	0	0	571,636
Nonowner occupied loans	517,558	1,865	654	0	0	520,077
Multifamily loans	191,620	223	0	0	0	191,843
Agri-business and agricultural loans:
Loans secured by farmland	150,769	6,684	1,809	0	0	159,262
Loans for agricultural production	125,769	7,288	1,800	0	0	134,857
Other commercial loans	114,207	0	0	0	4	114,211
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	58,166	0	1,949	0	124,740	184,855
Open end and junior lien loans	8,730	0	243	0	178,480	187,453
Residential construction loans	0	0	0	0	15,100	15,100
Other consumer loans	12,211	0	46	0	70,706	82,963
Total	$3,251,745	$118,236	$78,453	$0	$394,691	$3,843,125

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$688,748	$33,337	$21,350	$0	$240	$743,675
Non-working capital loans	624,275	20,171	25,834	0	4,672	674,952
Commercial real estate and multi-
family residential loans:
Construction and land development loans	222,445	441	827	0	0	223,713
Owner occupied loans	496,231	19,361	22,676	0	0	538,268
Nonowner occupied loans	505,033	1,970	693	0	0	507,696
Multifamily loans	173,100	244	0	0	0	173,344
Agri-business and agricultural loans:
Loans secured by farmland	174,118	7,988	4,337	0	0	186,443
Loans for agricultural production	185,772	9,716	995	0	0	196,483
Other commercial loans	123,917	0	0	0	5	123,922
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	52,301	0	1,520	0	125,120	178,941
Open end and junior lien loans	8,259	0	236	0	174,886	183,381
Residential construction loans	0	0	0	0	13,447	13,447
Other consumer loans	18,642	0	50	0	55,502	74,194
Total	$3,272,841	$93,228	$78,518	$0	$373,872	$3,818,459

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

Mortgage servicing rights:  As of September 30, 2018, the fair value of the Company's Level 3 servicing assets for residential mortgage loans was $4.3 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 3.88%, a weighted average maturity of 20 years and are secured by homes generally within the Company's market area, which is primarily Northern Indiana. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At September 30, 2018, the constant prepayment speed (PSA) used was 87 and the discount rate used was 9.4%. At December 31, 2017, the PSA used was 123 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 973	$ 0	$ 0	$ 973
U.S. government sponsored agency securities	0	4,460	0	4,460
Mortgage-backed securities: residential	0	318,015	0	318,015
Mortgage-backed securities: commercial	0	38,091	0	38,091
State and municipal securities	0	208,524	505	209,029
Total Securities	973	569,090	505	570,568
Mortgage banking derivative	0	180	0	180
Interest rate swap derivative	0	4,478	0	4,478
Total assets	$ 973	$ 573,748	$ 505	$ 575,226

Liabilities
Mortgage banking derivative	0	3	0	3
Interest rate swap derivative	0	4,480	0	4,480
Total liabilities	$ 0	$ 4,483	$ 0	$ 4,483

	December 31, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 997	$ 0	$ 0	$ 997
U.S. government sponsored agency securities	0	5,122	0	5,122
Mortgage-backed securities: residential	0	313,774	0	313,774
Mortgage-backed securities: commercial	0	44,211	0	44,211
State and municipal securities	0	173,509	880	174,389
Total Securities	997	536,616	880	538,493
Mortgage banking derivative	0	136	0	136
Interest rate swap derivative	0	2,441	0	2,441
Total assets	$ 997	$ 539,193	$ 880	$ 541,070

Liabilities
Mortgage banking derivative	0	3	0	3
Interest rate swap derivative	0	2,562	0	2,562
Total liabilities	$ 0	$ 2,565	$ 0	$ 2,565

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2018 and there were no transfers between Level 1 and Level 2 during 2017.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017:

	State and Municipal Securities
(dollars in thousands)	2018	2017
Balance of recurring Level 3 assets at January 1	$ 880	$ 670
Changes in fair value of securities
included in other comprehensive income	(10)	(7)
Principal payments	(365)	(45)
Balance of recurring Level 3 assets at September 30	$ 505	$ 618

The state and municipal securities measured at fair value included below are non-rated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	9/30/2018	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 505	Price to type, par, call	Discount to benchmark index	0-5%
(0.75%)
Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2017	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 880	Price to type, par, call	Discount to benchmark index	0-5%
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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 3,532	$ 3,532
Non-working capital loans	0	0	3,705	3,705
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	150	150
Owner occupied loans	0	0	1,664	1,664
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	487	487
Total impaired loans	$ 0	$ 0	$ 9,538	$ 9,538
Other real estate owned	0	0	316	316
Total assets	$ 0	$ 0	$ 9,854	$ 9,854

	December 31, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 934	$ 934
Non-working capital loans	0	0	1,693	1,693
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	477	477
Owner occupied loans	0	0	1,133	1,133
Consumer 1-4 family mortgage loans:
Open end and junior lien loans	0	0	195	195
Total assets	$ 0	$ 0	$ 4,432	$ 4,432

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2018:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 7,237	Collateral based	Discount to reflect	39%	0% - 100%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,814	Collateral based	Discount to reflect	30%	1% - 51%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	487	Collateral based	Discount to reflect	23%	2% - 64%
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	316	Appraisals	Discount to reflect	0%
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
			and ultimate collectability

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $15.0 million, with a valuation allowance of $5.5 million at September 30, 2018, resulting in a net increase in the provision for loan losses of $8.3 million and $3.8 million, respectively in the nine months and three months ended September 30, 2018.  At September 30, 2017, impaired loans had a gross carrying amount of $7.8 million, with a valuation allowance of $2.9 million, resulting in a net reduction in the provision for loan losses of $200,000 and $800,000, respectively, in the nine and three months ended September 30, 2017.

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

	September 30, 2018
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 182,320	$ 179,820	$ 2,473	$ 0	$ 182,293
Securities available for sale	570,568	973	569,090	505	570,568
Real estate mortgages held for sale	3,488	0	3,537	0	3,537
Loans, net	3,794,782	0	0	3,704,709	3,704,709
Federal Home Loan Bank stock	10,352	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	15,802	8	3,058	12,736	15,802
Financial Liabilities:
Certificates of deposit	(1,494,879)	0	(1,497,927)	0	(1,497,927)
All other deposits	(2,521,045)	(2,521,045)	0	0	(2,521,045)
Securities sold under agreements
to repurchase	(77,352)	0	(77,352)	0	(77,352)
Other short-term borrowings	(100,000)	0	(100,000)	0	(100,000)
Subordinated debentures	(30,928)	0	0	(31,201)	(31,201)
Standby letters of credit	(978)	0	0	(978)	(978)
Accrued interest payable	(8,742)	(145)	(8,592)	(5)	(8,742)

	December 31, 2017
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 176,180	$ 174,045	$ 2,127	$ 0	$ 176,172
Securities available for sale	538,493	997	536,616	880	538,493
Real estate mortgages held for sale	3,346	0	3,390	0	3,390
Loans, net	3,771,338	0	0	3,744,842	3,744,842
Federal Home Loan Bank stock	10,352	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	14,093	3	2,925	11,165	14,093
Financial Liabilities:
Certificates of deposit	(1,412,583)	0	(1,417,075)	0	(1,417,075)
All other deposits	(2,596,072)	(2,596,072)	0	0	(2,596,072)
Securities sold under agreements
to repurchase	(70,652)	0	(70,652)	0	(70,652)
Other short-term borrowings	(80,000)	0	(80,004)	0	(80,004)
Long-term borrowings	(30)	0	(31)	0	(31)
Subordinated debentures	(30,928)	0	0	(31,194)	(31,194)
Standby letters of credit	(758)	0	0	(758)	(758)
Accrued interest payable	(6,311)	(149)	(6,158)	(4)	(6,311)

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

Securities sold under agreements to repurchase of $77.4 million and $70.7 million, which mature on demand, are secured by mortgage-backed securities with a carrying amount of $102.0 million and $98.0 million at September 30, 2018 and December 31, 2017, respectively. Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(dollars in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$0	$0	$0	$0	$0	$0	$0	$0
Interest cost	23	26	9	10	70	78	26	30
Expected return on plan assets	(35)	(35)	(15)	(16)	(104)	(107)	(46)	(47)
Recognized net actuarial (gain) loss	49	46	18	20	145	139	55	60
Net pension expense (benefit)	$37	$37	$12	$14	$111	$110	$35	$43

The Company previously disclosed in its financial statements for the year ended December 31, 2017 that it expected to contribute $0 to its pension plan and $0 to its Supplemental Executive Retirement Plan ("SERP") in 2018. The Company has contributed $368,200 to its pension plan and $0 to its SERP as of September 30, 2018. The Company does not expect to make any additional contributions to its pension plan or SERP during the remainder of 2018. As a result of freezing the plan effective April 1, 2000, there is no service cost to record on the pension plan or the SERP for the nine-month periods ending September 30, 2018 and 2017. All other components of cost noted in the table above were recorded in other expense under noninterest expenses on the Consolidated Statements of Income for all periods presented.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at September 30, 2018 and December 31, 2017.

	September 30, 2018
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$4,478	$0	$4,478	$0	$(2,180)	$2,298
Total Assets	$4,478	$0	$4,478	$0	$(2,180)	$2,298
Liabilities
Interest Rate Swap Derivatives	$4,480	$0	$4,480	$0	$0	$4,480
Repurchase Agreements	77,352	0	77,352	(77,352)	0	0
Total Liabilities	$81,832	$0	$81,832	$(77,352)	$0	$4,480

	December 31, 2017
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,441	$0	$2,441	$0	$0	$2,441
Total Assets	$2,441	$0	$2,441	$0	$0	$2,441
Liabilities
Interest Rate Swap Derivatives	$2,562	$0	$2,562	$0	$(750)	$1,812
Repurchase Agreements	70,652	0	70,652	(70,652)	0	0
Total Liabilities	$73,214	$0	$73,214	$(70,652)	$(750)	$1,812

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding for basic earnings per common share	25,301,033	25,193,894	25,284,085	25,176,593
Dilutive effect of stock options, awards and warrants	444,118	462,509	435,608	464,149
Weighted average shares outstanding for diluted earnings per common share	25,745,151	25,656,403	25,719,693	25,640,742

Basic earnings per common share	$0.81	$0.63	$2.33	$1.82
Diluted earnings per common share	$0.80	$0.62	$2.30	$1.78

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) net of tax for the nine months ended September 30, 2018 and 2017:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2017	$784	$(1,454)	$(670)
Other comprehensive income before reclassification	(12,519)	0	(12,519)
Amounts reclassified from accumulated other comprehensive income (loss)	6	148	154
Net current period other comprehensive income	(12,513)	148	(12,365)
Adoption of ASU 2018-02 (See Note 1)	140	(313)	(173)
Adoption of ASU 2016-01 (See Note 1)	(68)	0	(68)
Balance at September 30, 2018	$(11,657)	$(1,619)	$(13,276)

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2016	$(722)	$(1,665)	$(2,387)
Other comprehensive income before reclassification	2,749	0	2,749
Amounts reclassified from accumulated other comprehensive income (loss)	(31)	121	90
Net current period other comprehensive income	2,718	121	2,839
Balance at September 30, 2017	$1,996	$(1,544)	$452

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2018 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(67)	Other expense
Tax effect	17	Income tax expense
	(50)	Net of tax
Total reclassifications for the period	$(50)	Net income

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2017 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(66)	Other expense
Tax effect	26	Income tax expense
	(40)	Net of tax
Total reclassifications for the period	$(40)	Net income

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2018 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$(6)	Net securities gains (losses)
Tax effect	0	Income tax expense
	(6)	Net of tax
Amortization of defined benefit pension items	(200)	Other expense
Tax effect	52	Income tax expense
	(148)	Net of tax
Total reclassifications for the period	$(154)	Net income

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2017 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$52	Net securities gains (losses)
Tax effect	(21)	Income tax expense
	31	Net of tax
Amortization of defined benefit pension items	(199)	Other expense
Tax effect	78	Income tax expense
	(121)	Net of tax
Total reclassifications for the period	$(90)	Net income

NOTE 11. REVENUE RECOGNITION
All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company's sources of noninterest income for the three months and nine months ended September 30, 2018 and 2017. Items outside of scope of ASC 606 are noted as such.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (2)	2018	2017 (2)
NONINTEREST INCOME
Wealth advisory fees	$1,627	$1,471	$4,676	$4,005
Investment brokerage fees	376	330	1,043	950
Service charges on deposit accounts
Service charges on commercial deposit acounts	2,673	2,244	7,386	5,942
Service charges on retail deposit acounts	217	222	658	675
Overdrafts, net	935	879	2,652	2,571
Other	289	286	846	839
Loan and service fees
Debit card interchange fees	1,473	1,166	4,417	3,466
Loan fees (1)	574	630	1,742	1,649
Other	280	264	766	735
Merchant card fee income	643	588	1,834	1,696
Bank owned life insurance income (1)	466	397	1,177	1,270
Other income	561	718	1,816	1,886
Mortgage banking income (1)	319	302	998	811
Net securities gains/(losses) (1)	0	0	(6)	52
Total noninterest income	$10,433	$9,497	$30,005	$26,547

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

ITEM 2 ‑ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first nine months of 2018 was $59.0 million, up 29.2% from $45.7 million for the comparable period of 2017. Diluted income per common share was $2.30 in the first nine months of 2018, up 29.2% from $1.78 in the comparable period of 2017. Annualized return on average total equity was 16.42% in the first nine months of 2018 versus 13.73% in the comparable period of 2017. Annualized return on average total assets was 1.67% in the first nine months of 2018 versus 1.39% in the comparable period of 2017. The average equity to average assets ratio was 10.16% in the first nine months of 2018 versus 10.14% in the comparable period of 2017.

Net income in the third quarter of 2018 was $20.6 million, up 30.0% from $15.8 million for the comparable period of 2017.  Diluted income per common share was $0.80 in the third quarter of 2018, up 29.0% from $0.62 in the comparable period of 2017.  Return on average total equity was 16.55% in the third quarter of 2018 versus 13.71% in the comparable period of 2017.  Return on average total assets was 1.72% in the third quarter of 2018 versus 1.41% in the comparable period of 2017.  The average equity to average assets ratio was 10.38% in the third quarter of 2018 versus 10.26% in the comparable period of 2017.

Total assets were $4.758 billion as of September 30, 2018 versus $4.683 billion as of December 31, 2017, an increase of $74.6 million, or 1.6%. This increase was primarily due to a $32.1 million increase in securities available for sale as well as a $23.4 million increase in net loans. The growth in assets was funded by an increase in total borrowings of $26.7 million as well as an increase in total deposits of $7.3 million. Total equity increased by $29.9 million as a result of net income of $59.0 million offset by paying dividends of $0.74 per share totaling $18.7 million and a reduction in accumulated other comprehensive income of $12.6 million.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and nine months ended September 30, 2018 and 2017 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Income Statement Summary:
Net interest income	$37,925	$34,620	$111,681	$100,500
Provision for loan losses	1,100	450	6,100	1,150
Noninterest income	10,433	9,497	30,005	26,547
Noninterest expense	22,009	20,269	63,485	59,669
Other Data:
Efficiency ratio (1)	45.51%	45.94%	44.81%	46.97%
Dilutive EPS	$0.80	$0.62	$2.30	$1.78
Total equity	498,541	462,516	498,541	462,516
Tangible capital ratio (2)	10.41%	10.32%	10.41%	10.32%
Net charge-offs/(recoveries) to average loans	0.05%	-0.05%	0.17%	-0.02%
Net interest margin	3.42%	3.35%	3.40%	3.32%
Noninterest income to total revenue	21.57%	21.53%	21.18%	20.90%

 (1)   Noninterest expense/Net interest income plus Noninterest income.
 (2)   Non-GAAP financial measure. See reconciliation below.

	Three and Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Total Equity	$498,541	$462,516
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,180	1,860
Tangible Common Equity	494,751	459,406

Total Assets	$4,757,619	$4,454,236
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,180	1,860
Tangible Assets	4,753,829	4,451,126

Tangible Common Equity/Tangible Assets	10.41%	10.32%

Net Income

Net income was $59.0 million in the first nine months of 2018, an increase of $13.3 million, or 29.2%, versus net income of $45.7 million in the first nine months of 2017. The growth in net income of $13.3 million for the first nine months of 2018 as compared to the prior year period resulted primarily from increased net interest income of $11.2 million and growth in noninterest income of $3.5 million. These increases were offset by an increase in provision expense of $5.0 million and increased noninterest expense of $3.8 million, resulting in an increase to income before income tax expense of $5.9 million. In addition, net income for the first nine months of 2018 was favorably impacted by the reduced federal corporate income tax rate. Income tax expense for the first nine months of 2018 was $7.5 million lower than the prior year period. Net interest income increased $11.2 million, or 11.1%, to $111.7 million versus $100.5 million in the first nine months of 2017. Net interest income increased primarily due to a 7.4% increase in average earning assets. An increase of $221.2 million, or 6.9%, in average commercial loans from the first nine months of 2017 was the primary reason for the increase in average earning assets over the past twelve months, which reflects our continuing strategic focus on commercial lending. In addition, net interest income was favorably impacted during the first nine months of 2018 by expansion in net interest margin from 3.32% for the nine months ended September 30, 2017 to 3.40% for the nine months ended September 30, 2018. The expansion in net interest margin resulted from Federal Reserve Bank increases to the Federal Funds Rate which increased four times from September 30, 2017.

Net income was $20.6 million in the third quarter of 2018, an increase of $4.7 million, or 30.0%, versus net income of $15.8 million in the third quarter of 2017. Net interest income increased $3.3 million, or 9.6%, to $37.9 million versus $34.6 million in the third quarter of 2017. Net interest income increased primarily due to a 6.1% increase in average earning assets, driven by an increase of 5.8% in the commercial loan portfolio.  In addition, net interest income increased as a result of the increases in the federal funds rate.  The net interest margin was 3.42% in the third quarter of 2018 versus 3.35% in 2017. The higher margin reflected an increase in loan yields, which more than offset an increase in the cost of funds.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Nine Months Ended September 30,
	2018			2017
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,799,844	$132,360	4.66%	$3,551,475	$110,044	4.14%
Tax exempt (1)	23,309	783	4.49	19,984	785	5.25
Investments: (1)
Available for sale	558,784	12,729	3.05	527,740	12,795	3.24
Short-term investments	4,042	34	1.12	5,965	20	0.45
Interest bearing deposits	54,514	653	1.60	30,721	178	0.77
Total earning assets	$4,440,493	$146,559	4.41%	$4,135,885	$123,822	4.00%
Less: Allowance for loan losses	(47,276)			(44,367)
Nonearning Assets
Cash and due from banks	140,698			110,903
Premises and equipment	56,615			54,610
Other nonearning assets	141,239			133,604
Total assets	$4,731,769			$4,390,635

Interest Bearing Liabilities
Savings deposits	$260,387	$255	0.13%	$273,428	$307	0.15%
Interest bearing checking accounts	1,475,695	12,442	1.13	1,384,256	6,974	0.67
Time deposits:
In denominations under $100,000	263,384	2,849	1.45	238,910	2,115	1.18
In denominations over $100,000	1,229,302	15,942	1.73	1,009,565	9,326	1.24
Miscellaneous short-term borrowings	120,231	861	0.96	211,745	1,329	0.84
Long-term borrowings and
subordinated debentures	30,930	1,212	5.24	30,958	986	4.26
Total interest bearing liabilities	$3,379,929	$33,561	1.33%	$3,148,862	$21,037	0.89%
Noninterest Bearing Liabilities
Demand deposits	841,797			772,738
Other liabilities	29,147			23,854
Stockholders' Equity	480,896			445,181
Total liabilities and stockholders' equity	$4,731,769			$4,390,635

Interest Margin Recap
Interest income/average earning assets		146,559	4.41		123,822	4.00
Interest expense/average earning assets		33,561	1.01		21,037	0.68
Net interest income and margin		$112,998	3.40%		$102,785	3.32%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate for 2018 and a 35 percent tax rate for 2017. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.3 million and $2.3 million in the nine-month periods ended September 30, 2018 and 2017, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2018 and 2017, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended September 30,
	2018			2017
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,814,831	$46,127	4.80%	$3,595,753	$38,630	4.26%
Tax exempt (1)	22,764	257	4.48	21,871	312	5.66
Investments: (1)
Available for sale	569,567	4,263	2.97	536,444	4,364	3.23
Short-term investments	3,480	14	1.60	6,633	8	0.48
Interest bearing deposits	40,807	185	1.80	35,340	88	0.99
Total earning assets	$4,451,449	$50,846	4.53%	$4,196,041	$43,402	4.10%
Less: Allowance for loan losses	(48,137)			(45,018)
Nonearning Assets
Cash and due from banks	144,605			122,429
Premises and equipment	57,545			56,716
Other nonearning assets	143,491			134,400
Total assets	$4,748,953			$4,464,568

Interest Bearing Liabilities
Savings deposits	$253,244	$79	0.12%	$274,514	$103	0.15%
Interest bearing checking accounts	1,407,460	4,455	1.26	1,365,617	2,636	0.77
Time deposits:
In denominations under $100,000	270,480	1,055	1.55	240,444	746	1.23
In denominations over $100,000	1,235,951	5,884	1.89	1,042,543	3,552	1.35
Miscellaneous short-term borrowings	165,520	555	1.33	235,212	588	0.99
Long-term borrowings and
subordinated debentures (4)	30,928	426	5.46	30,958	344	4.41
Total interest bearing liabilities	$3,363,583	$12,454	1.47%	$3,189,288	$7,969	0.99%
Noninterest Bearing Liabilities
Demand deposits	858,263			793,185
Other liabilities	33,962			24,021
Stockholders' Equity	493,145			458,074
Total liabilities and stockholders' equity	$4,748,953			$4,464,568

Interest Margin Recap
Interest income/average earning assets		50,846	4.53		43,402	4.10
Interest expense/average earning assets		12,454	1.11		7,969	0.75
Net interest income and margin		$38,392	3.42%		$35,433	3.35%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate for 2018 and a 35 percent tax rate for 2017. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $467,000 and $813,000 in the three-month periods ended September 30, 2018 and 2017, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2018 and 2017, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $11.2 million, or 11.1%, for the nine months ended September 30, 2018 compared with the first nine months of 2017. The increased level of net interest income during the first nine months of 2018 was largely driven by an increase in average earning assets of $304.6 million, due primarily to loan growth. Average loans outstanding increased $251.7 million to $3.823 billion during the nine months ended September 30, 2018 compared to $3.571 billion during the same period of 2017, with most of the growth being in commercial loans. In addition, there has been an increase in the preference for fixed rate loans with $148.3 million of fixed rate commercial loan growth compared to $72.6 million of variable rate commercial loan growth from September 30, 2017 to September 30, 2018. The earning asset growth was funded through deposit growth offset by a decrease in borrowings. Average time deposits increased by $244.2 million, average interest bearing checking accounts increased by $91.4 million, average noninterest bearing demand deposits increased by $69.1 million and average borrowings decreased by $91.5 million.

The tax equivalent net interest margin was 3.40% for the first nine months of 2018 compared to 3.32% during the first nine months of 2017. The yield on earning assets totaled 4.41% during the nine months ended September 30, 2018 compared to 4.00% in the same period of 2017. Cost of funds (expressed as a percentage of average earning assets) totaled 1.01% during the first nine months of 2018 compared to 0.68% in the same period of 2017. The increase in net interest margin for the first nine months of 2018 as compared to the same period in 2017 resulted from the effect of the Federal Reserve Bank increases to the Federal Funds Rate and the corresponding impact to the prime rate of interest.  While the balance sheet remains asset sensitive, there has been a slight decrease in the loan beta with the increased interest from customers in fixed rate loans.

Average earning assets increased by $255.4 million for the three months ended September 30, 2018 compared with the same period of 2017.  Average loans outstanding increased $220.0 million during the three months ended September 30, 2018 compared with the same period of 2017, with most of the growth being in commercial loans.  The earning asset growth was funded through deposit growth offset by a decrease in borrowings.  Average interest bearing deposits increased by $244.0 million, average noninterest bearing demand deposits increased by $65.1 million and average borrowings decreased by $69.7 million.

The tax equivalent net interest margin was 3.42% for the third quarter of 2018 compared to 3.35% during the third quarter of 2017.  The yield on earning assets totaled 4.53% during the third quarter of 2018 compared to 4.10% in the same period of 2017, while the cost of funds (expressed as a percentage of average earning assets) totaled 1.11% during the third quarter of 2018 compared to 0.75% in the same period of 2017.

Provision for Loan Losses

The Company recorded a provision for loan loss expense of $6.1 million and $1.1 million in the nine-month and three-month periods ended September 30, 2018, respectively, compared to a provision of $1.2 million and $450,000 during the respective comparable periods of 2017. The primary factors impacting management's decision to increase the provision in the first nine months of 2018 were loan growth and net charge-offs taken during the first quarter of 2018. Net charge-offs in the third quarter of 2018 were $463,000 versus net recoveries of $484,000 in the third quarter of 2017 and net recoveries of $379,000 during the linked second quarter of 2018.  Additional factors considered by management included the continued stability in key loan quality metrics, including appropriate reserve coverage of nonperforming loans and stable economic conditions in the Company's markets, and changes in the allocation for specific watch list credits. Management's overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the nine-month and three-month periods ended September 30, 2018 and 2017 are shown in the following tables:

	Nine Months Ended
	September 30,
			Percent
(dollars in thousands)	2018	2017	Change
Wealth advisory fees	$4,676	$4,005	16.8%
Investment brokerage fees	1,043	950	9.8
Service charges on deposit accounts	11,542	10,027	15.1
Loan and service fees	6,925	5,850	18.4
Merchant card fee income	1,834	1,696	8.1
Bank owned life insurance	1,177	1,270	(7.3)
Other income	1,816	1,886	(3.7)
Mortgage banking income	998	811	23.1
Net securities gains (losses)	(6)	52	(111.5)
Total noninterest income	$30,005	$26,547	13.0%
Noninterest income to total revenue	21.18%	20.90%

	Three Months Ended
	September 30,
			Percent
(dollars in thousands)	2018	2017	Change
Wealth advisory fees	$1,627	$1,471	10.6%
Investment brokerage fees	376	330	13.9
Service charges on deposit accounts	4,114	3,631	13.3
Loan and service fees	2,327	2,060	13.0
Merchant card fee income	643	588	9.4
Bank owned life insurance	466	397	17.4
Other income	561	718	(21.9)
Mortgage banking income	319	302	5.6
Net securities gains (losses)	0	0	NA
Total noninterest income	$10,433	$9,497	9.9%
Noninterest income to total revenue	21.57%	21.53%

The Company's noninterest income increased $3.5 million, or 13.0%, to $30.0 million for the nine months ended September 30, 2018 compared to $26.5 million in the prior year period.  For the third quarter of 2018, the Company's noninterest income increased $936,000, or 9.9%, to $10.4 million compared to $9.5 million for the third quarter of 2017.  Noninterest income was positively impacted for both the nine- and three-month periods ended September 30, 2018 by increases in service charges on deposit accounts primarily related to business accounts, loan and service fees, and wealth advisory and brokerage fees due to continued growth of client relationships.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2018 and 2017 are shown in the following tables:

	Nine Months Ended
	September 30,
			Percent
(dollars in thousands)	2018	2017	Change
Salaries and employee benefits	$36,267	$34,062	6.5%
Net occupancy expense	3,892	3,405	14.3
Equipment costs	3,840	3,413	12.5
Data processing fees and supplies	7,292	6,022	21.1
Corporate and business development	3,070	3,943	(22.1)
FDIC insurance and other regulatory fees	1,282	1,296	(1.1)
Professional fees	2,716	2,717	0.0
Other expense	5,126	4,811	6.5
Total noninterest expense	$63,485	$59,669	6.4%

	Three Months Ended
	September 30,
			Percent
(dollars in thousands)	2018	2017	Change
Salaries and employee benefits	$12,755	$11,678	9.2%
Net occupancy expense	1,229	1,131	8.7
Equipment costs	1,316	1,182	11.3
Data processing fees and supplies	2,489	2,032	22.5
Corporate and business development	891	1,245	(28.4)
FDIC insurance and other regulatory fees	412	443	(7.0)
Professional fees	934	962	(2.9)
Other expense	1,983	1,596	24.2
Total noninterest expense	$22,009	$20,269	8.6%

The Company's noninterest expense increased $3.8 million, or 6.4%, to $63.5 million in the nine months ended September 30, 2018, compared to $59.7 million in the prior year period.  For the third quarter of 2018, the Company's noninterest expense increased by $1.7 million or 8.6% to $22.0 million compared to $20.3 million for the third quarter of 2017. Salaries and employee benefits increased primarily due to an increase to the company's minimum hiring wage, normal merit increases and increased health insurance cost. Data processing fees increased primarily due to the company's continued investment in technology-based solutions. Corporate and business development expense decreased primarily due to a reduction in contributions as well as lower advertising expenses.

The Company's income tax expense decreased $7.5 million and $2.9 million, respectively, in the nine-month and three-month periods ended September 30, 2018, compared to the same periods in 2017. The effective tax rate was 18.1% and 18.5%, respectively, in the nine-month and three-month periods ended September 30, 2018, compared to 31.0% and 32.4% for the comparable periods of 2017. The decrease in the effective tax rate in the nine-month and three-month periods ended September 30, 2018 was primarily due to the effects of the Tax Cuts and Jobs Act of 2017, which lowered the Company's federal income tax rate to 21% from 35%, effective January 1, 2018.  In addition, through the preparation of the Company's 2017 corporate tax return and the completion of cost segregation studies on new construction projects, the Company was able to recognize a permanent tax savings of approximately $400,000, which was finalized and recognized during the third quarter of 2018.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.758 billion as of September 30, 2018, an increase of $74.6 million, or 1.6%, when compared to $4.683 billion as of December 31, 2017. Overall asset growth was primarily driven by a $32.1 million, or 6.0%, increase in securities available for sale to $570.6 million at September 30, 2018 from $538.5 billion at December 31, 2017 and an increase of $23.4 million, or 0.6%, in net loans to $3.795 billion at September 30, 2018 from $3.771 billion at December 31, 2017.  Funding for the balance sheet growth came from an increase of $26.7 million in borrowings as well as a $7.3 million increase in deposits.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents increased by $6.1 million, or 3.5%, to $182.3 million at September 30, 2018, from $176.2 million at December 31, 2017. The short-term investment component of cash and cash equivalents decreased primarily due to lower interest-bearing balances on deposit with the Federal Reserve Bank of Chicago.

Investment Portfolio

The amortized cost and the fair value of securities as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$993	$973	$992	$997
U.S. government sponsored agencies	4,649	4,460	5,191	5,122
Mortgage-backed securities: residential	327,270	318,015	314,650	313,774
Mortgage-backed securities: commercial	39,050	38,091	44,208	44,211
State and municipal securities	213,361	209,029	172,375	174,389
Total	$585,323	$570,568	$537,416	$538,493

At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored entities, in an amount greater than 10% of stockholders' equity. Management is aware that, as interest rates rise, the unrealized loss in the investment portfolio will increase. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, the market value of the bonds in the portfolio will decrease as interest rates rise. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for other-than-temporary impairment.

Purchases of securities available for sale totaled $100.7 million in the first nine months of 2018. The purchases consisted primarily of mortgage-backed securities issued by government sponsored entities and also purchases of state and municipal securities. Paydowns from prepayments and scheduled payments of $32.1 million were received in the first nine months of 2018, and the amortization of premiums, net of the accretion of discounts, was $2.5 million. Sales of securities totaled $12.3 million in the first nine months of 2018. Maturities and calls of securities totaled $9.9 million in the first nine months of 2018. No other-than-temporary impairment was recognized in the first nine months of 2018.

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

The investment portfolio is managed by a third-party firm to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company's exposure to risk to an acceptable level. The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds under what is commonly referred to as the "Volcker Rule" of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans Held-for-Sale

Real estate mortgage loans held-for-sale increased by $142,000, or 4.2%, to $3.5 million at September 30, 2018, from $3.3 million at December 31, 2017. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells all of the qualifying mortgage loans it originates on the secondary market. Proceeds from sales totaled $39.4 million in the first nine months of 2018 compared to $43.6 million in the first nine months of 2017.

Loan Portfolio

The loan portfolio by portfolio segment as of September 30, 2018 and December 31, 2017 is summarized as follows:

					Current
	September 30,		December 31,		Period
(dollars in thousands)	2018		2017		Change
Commercial and industrial loans	$1,450,406	37.7%	$1,418,681	37.1%	$31,725
Commercial real estate and multi-family residential loans	1,516,425	39.4	1,444,913	37.8	71,512
Agri-business and agricultural loans	294,029	7.7	382,841	10.0	(88,812)
Other commercial loans	114,350	3.0	124,076	3.3	(9,726)
Consumer 1-4 family mortgage loans	386,209	10.0	374,645	9.8	11,564
Other consumer loans	83,203	2.2	74,369	2.0	8,834
Subtotal	3,844,622	100.0%	3,819,525	100.0%	25,097
Less: Allowance for loan losses	(48,343)		(47,121)		(1,222)
Net deferred loan fees	(1,497)		(1,066)		(431)
Loans, net	$3,794,782		$3,771,338		$23,444

Total loans, excluding real estate mortgage loans held for sale and deferred fees, increased by $25.1 million to $3.845 billion at September 30, 2018 from $3.820 billion at December 31, 2017. The increase was concentrated in the commercial and commercial real estate categories and reflected the Company's long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas. The increase was partially offset by expected, seasonal loan repayments during the first quarter in our agri-business and agricultural loans. In addition, unanticipated factors affecting loan repayment activity during the year included the sale of client companies and long-term non-bank financing in the agricultural and commercial real estate portfolios.

The following table summarizes the Company's non-performing assets as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual loans including nonaccrual troubled debt restructured loans	$12,337	$9,401
Loans past due over 90 days and still accruing	0	6
Total nonperforming loans	$12,337	$9,407
Other real estate owned	316	40
Repossessions	111	55
Total nonperforming assets	$12,764	$9,502

Impaired loans including troubled debt restructurings	$20,906	$13,869

Nonperforming loans to total loans	0.32%	0.25%
Nonperforming assets to total assets	0.27%	0.20%

Performing troubled debt restructured loans	$3,512	$2,893
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	7,313	7,750
Total troubled debt restructured loans	$10,825	$10,643

Total nonperforming assets increased by $3.3 million, or 34.3%, to $12.8 million during the nine-month period ended September 30, 2018. The increase in nonperforming assets was primarily due to two commercial relationships being placed in nonaccrual status.

Net charge offs in the quarter were $463,000 versus net recoveries of $484,000 in the third quarter of 2017 and net recoveries of $379,000 during the linked second quarter of 2018.

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

Total impaired loans increased by $7.0 million, or 50.7%, to $20.9 million at September 30, 2018 from $13.9 million at December 31, 2017. The increase in the impaired loans category was primarily due to the addition of the three commercial credits, two of the credits were also placed in nonaccrual status.

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

At September 30, 2018, the allowance for loan losses was 1.26% of total loans outstanding, versus 1.23% of total loans outstanding at December 31, 2017. At September 30, 2018, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of September 30, 2018, on the basis of management's review of the loan portfolio, the Company had 96 credits totaling $196.3 million on the classified loan list versus 95 credits totaling $171.7 million on December 31, 2017. As of September 30, 2018, the Company had $118.2 million of assets classified as Special Mention, $78.1 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $93.2 million, $78.5 million, $0 and $0, respectively, at December 31, 2017.

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

The allowance for loan losses increased 2.6%, or $1.2 million, from $47.1 million at December 31, 2017 to $48.3 million at September 30, 2018. Pooled loan allocations decreased from $43.9 million at December 31, 2017 to $42.3 million at September 30, 2018, which was primarily due to management's view of current credit quality and the current economic environment. Impaired loan allocations increased $2.8 million from $3.2 million at December 31, 2017 to $6.0 million at September 30, 2018, which was primarily due to the increase in impaired commercial credits.  The unallocated component of the allowance for loan losses was $3.1 million at September 30, 2018 compared to $2.7 million at December 31, 2017.  While general trends in the overall economy and credit quality were stable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

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

Sources of Funds

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the nine months ended September 30, 2018 and 2017 are summarized in the following table:

	Nine months ended September 30,
	2018		2017
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$841,797	0.00%	$772,738	0.00%
Savings and transaction accounts:
Savings deposits	260,387	0.13	273,428	0.15
Interest bearing demand deposits	1,475,695	1.13	1,384,256	0.67
Time deposits:
Deposits of $100,000 or more	1,229,302	1.73	1,009,565	1.24
Other time deposits	263,384	1.45	238,910	1.18
Total deposits	$4,070,565	1.03%	$3,678,897	0.68%
FHLB advances and other borrowings	151,161	1.83	242,703	1.28
Total funding sources	$4,221,726	1.06%	$3,921,600	0.72%

Deposits and Borrowings

As of September 30, 2018, total deposits increased by $7.3 million, or 0.2%, from December 31, 2017. Core deposits increased by $95.3 million to $3.839 billion as of September 30, 2018 from $3.744 billion as of December 31, 2017. Total brokered deposits were $176.9 million at September 30, 2018 compared to $265.0 million at December 31, 2017 reflecting a $88.1 million decrease during the first nine months of 2018.

Since December 31, 2017, the change in core deposits was comprised of increases in commercial deposits of $82.8 million and in retail deposits of $12.8 million, which were offset by a decrease in public fund deposits of $297,000. Total public funds deposits, including public funds transaction accounts, were $1.250 billion at September 30, 2018 and December 31, 2017.

The following table summarizes deposit composition at September 30, 2018 and December 31, 2017:

			Current
	September 30,	December 31,	Period
(dollars in thousands)	2018	2017	Change
Retail	$1,549,085	$1,536,308	$12,777
Commercial	1,040,213	957,371	82,842
Public funds	1,249,699	1,249,996	(297)
Core deposits	$3,838,997	$3,743,675	$95,322
Brokered deposits	176,927	264,980	(88,053)
Total deposits	$4,015,924	$4,008,655	$7,269

Total borrowings increased by $26.7 million, or 14.7%, from December 31, 2017.  The increase consisted of $20.0 million in federal funds purchased, as well as $6.7 million in securities sold under agreements to repurchase.  Federal Home Loan Bank advances were $80.0 million at September 30, 2018 and at December 31, 2017.  The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily loan growth.

Capital

As of September 30, 2018, total stockholders' equity was $498.5 million, an increase of $29.9 million, or 6.4%, from $468.6 million at December 31, 2017. In addition to net income of $59.0 million, other increases in equity during the first nine months of 2018 included $4.3 million in stock based compensation expense. Offsetting the increases to stockholders' equity were decreases of $12.6 million in accumulated other comprehensive income component of equity, which was primarily driven by a net decrease in the fair value of available-for-sale securities, dividends paid in the amount of $18.7 million and $2.4 million in stock activity under equity compensation plans.

The impact on equity by other comprehensive income is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. The final rules include a capital conservation buffer, comprised of common equity Tier 1 capital, which was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The capital conservation buffer was 1.25% as of December 31, 2017 and 1.875% as of September 30, 2018. As of September 30, 2018, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The actual capital amounts and ratios of the Company and the Bank as of September 30, 2018 and December 31, 2017, are presented in the table below:

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total Capital (to Risk
Weighted Assets)
Consolidated	$585,190	14.14%	$331,170	8.00%	$408,788	9.875%	N/A	N/A
Bank	$566,414	13.71%	$330,538	8.00%	$408,007	9.875%	$413,172	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$536,758	12.97%	$248,378	6.00%	$325,996	7.875%	N/A	N/A
Bank	$517,982	12.54%	$247,903	6.00%	$325,373	7.875%	$330,538	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$506,758	12.24%	$186,283	4.50%	$263,901	6.375%	N/A	N/A
Bank	$517,982	12.54%	$185,927	4.50%	$263,397	6.375%	$268,562	6.50%
Tier I Capital (to Average Assets)
Consolidated	$536,758	11.31%	$189,759	4.00%	$189,759	4.00%	N/A	N/A
Bank	$517,982	10.93%	$189,590	4.00%	$189,590	4.00%	$236,989	5.00%

As of December 31, 2017:
Total Capital (to Risk
Weighted Assets)
Consolidated	$541,475	13.26%	$326,782	8.00%	$377,842	9.250%	N/A	N/A
Bank	$525,482	12.89%	$326,140	8.00%	$377,099	9.250%	$407,675	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$494,265	12.10%	$245,087	6.00%	$296,147	7.250%	N/A	N/A
Bank	$478,272	11.73%	$244,605	6.00%	$295,564	7.250%	$326,140	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$464,265	11.37%	$183,815	4.50%	$234,875	5.750%	N/A	N/A
Bank	$478,272	11.73%	$183,454	4.50%	$234,413	5.750%	$264,988	6.50%
Tier I Capital (to Average Assets)
Consolidated	$494,265	10.76%	$183,793	4.00%	$183,793	4.00%	N/A	N/A
Bank	$478,272	10.44%	$183,187	4.00%	$183,187	4.00%	$228,984	5.00%

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. A number of factors, many of which are beyond the Company to control or predict, could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These factors include, but are not limited to, the following:

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2018. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but do not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company's needs, as determined by its Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model. The current balance sheet structure is considered to be within acceptable risk levels.

Interest rate scenarios for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company's rate sensitive assets and liabilities at September 30, 2018. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

		Falling	Rising	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
Net interest income	$158,006	$146,425	$159,588	$161,805	$166,185	$174,913	$183,572
Variance from Base		($11,581)	$1,582	$3,799	$8,179	$16,907	$25,566
Percent of change from Base		-7.33%	1.00%	2.40%	5.18%	10.70%	16.18%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2018, there were no changes to the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2018 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	2,972	$ 48.78	0	$ 0
August 1-31	919	48.34	0	0
September 1-30	0	0	0	0

Total	3,891	$ 48.68	0	$ 0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2018 and September 30, 2017; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2018 and September 30, 2017; (iv) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2018 and September 30, 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: November 5, 2018	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: November 5, 2018	/s/ Lisa M. O'Neill
Lisa M. O'Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: November 5, 2018	/s/ Sarah J. Earls
Sarah J. Earls – Senior Vice President and Controller
(principal accounting officer)