Form 10-K
period 2018-12-31
LAKELAND FINANCIAL CORP
filed 2019-02-28
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such other period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,158,232,579.

Number of shares of common stock outstanding at February 19, 2019: 25,614,046

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 9, 2019 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

The Company

Lakeland Financial Corporation (“Lakeland Financial”), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly-owned subsidiary Lake City Bank (the “Bank” and together with Lakeland Financial, the “Company”), a broad array of products and services throughout its northern and central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a wide variety of industries including, among others, commercial real estate, manufacturing, agriculture, construction, retail, wholesale, finance and insurance, accommodation and food services and health care. The Company’s customer base is similarly diverse. The Company is not dependent upon any single industry or customer. At December 31, 2018, Lakeland Financial had consolidated total assets of $4.9 billion and was the fourth largest independent bank holding company headquartered in the State of Indiana.

Company’s Business. Lakeland Financial is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. Lakeland Financial owns all of the outstanding stock of the Bank, a full-service commercial bank organized under Indiana law. Lakeland Financial conducts no business except that which is incident to its ownership of the outstanding stock of the Bank and the operation of the Bank. Although Lakeland Financial is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Lakeland Financial are required to act as a source of financial strength for their subsidiary banks. The principal source of Lakeland Financial’s income is dividends from the Bank. There are certain regulatory restrictions on the extent to which subsidiary banks can pay dividends or otherwise supply funds to their holding companies. See the section captioned “Supervision and Regulation” below for further discussion of these matters. Lakeland Financial’s executive offices are located at 202 East Center Street, Warsaw, Indiana 46581, and its telephone number is (574) 267-6144.

Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2018 the Bank had 49 offices in fifteen counties throughout northern and central Indiana. In January 2019, the Bank opened its 50th office in downtown Indianapolis.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s activities cover all phases of commercial banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, and wealth advisory, trust and brokerage services.

We operate branch offices in four geographical markets concentrated in northern Indiana and six full service offices in central Indiana in the Indianapolis market. We have divided our northern Indiana markets into three distinct regions, the North Region, the South Region and the East Region. Our most mature market, the South Region, includes Kosciusko County and several contiguous counties. Warsaw is this region's primary city. The Bank entered the North Region in 1990, which includes portions of Elkhart and St. Joseph counties. This region includes the cities of Elkhart, Goshen and South Bend. The North Region represents relatively older markets for us with nearly 25 years of business activity. We entered the East Region in 1999, which includes Allen and DeKalb counties. Fort Wayne represents the primary city in this market. We have experienced rapid commercial loan growth in this market over the past 15 years. We entered the Indianapolis market in 2006 with the opening of a loan production office in Hamilton County and opened a full service retail and commercial branch in late 2011. The Bank currently operates six branches in the Indianapolis footprint.

The Bank’s business strategy is focused on building long-term relationships with its customers based on top quality service, high ethical standards and safe and sound lending. The Bank operates as a community-based financial services organization augmented by experienced, centralized support in select critical areas. The Bank’s local market orientation is reflected in its regional management, which divides the Bank’s market area into five distinct geographic regions each headed by a retail and commercial regional manager. This arrangement allows decision making to be as close to the customer as possible and enhances responsiveness to local banking needs. Despite this local-market, community-based focus, the Bank offers many of the products and services available at much larger regional and national competitors. While our strategy encompasses all phases of traditional community banking, including consumer lending and wealth advisory and trust services, we focus on building expansive commercial relationships and developing retail and commercial deposit gathering strategies through relationship-based client services. Substantially all of the Bank’s assets and income are located in and derived from the United States. At December 31, 2018, the Company had 553 full-time equivalent employees. The Company is not a party to any collective bargaining agreements, and employee relations are considered good.

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

Expansion Strategy. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 50 offices in fifteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to $4.9 billion, a compound annual growth rate of 4%. Mergers and acquisitions have not played a role in this growth as the Company’s expansion strategy has been driven by organic growth. The Company has opened six de novo branches in the past five years and plans to continue expansion in the Indianapolis market.

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

Forward-looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the federal securities law. Forward-looking statements are not historical facts and are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “project,” “possible,” “continue,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

•	changes in borrowers’ credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	the effects of disruption and volatility in capital markets on the value of our investment portfolio;

•	cyber-security risks and or cyber-security damage that could result from attacks on the Company’s or third-party service providers networks or data of the Company;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	changes in technology or products that may be more difficult or costly, or less effective than anticipated;

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

•
the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and

•
the risks noted in the Risk Factors discussed under Item 1A of Part 1 of this Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Internet Website

The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge in the Investor Relations section on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. All such documents filed with the SEC are also available for free on the SEC’s website (www.sec.gov). The Company’s Articles of Incorporation, Bylaws, Code of Conduct and the charters of its various committees of the Company’s board of directors are also available on the website.

SUPERVISION AND REGULATION
General
FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to the Company’s assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with the Company’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like us, and for large banks with assets of more than $50 billion. Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make our capital requirements less complex.  For a discussion of capital requirements, see

“—The Role of Capital.” It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.
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
The Role of Capital
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
Minimum Required Capital Levels.  Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has  assets of less than $15 billion,  the Company is able to maintain the Company’s trust preferred proceeds as capital but will not be able to raise capital in the future through the issuance of trust preferred securities.
The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk weight categories and recognized risks well above the original 100% risk weight. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3 billion). Banking organizations (except for large, internationally active banking organizations) became subject to the rule on January 1, 2015 and all parts of it were fully phased-in as of January 1, 2019.
The Basel III Rule increased the required quantity and quality of capital, and  for nearly every class of assets,  it requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weight amounts.
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
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer (fully phased-in as of January 1, 2019). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital; 8.5% for Tier 1 Capital; and 10.5% for Total Capital.
Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
Under the capital regulations of the Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:
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
As of December 31, 2018: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations.  As of December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.
Prompt Corrective Action.  The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of institutions based on the capital level of each particular institution.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,”

in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
The Potential for Community Bank Capital Simplification.  Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, Congress provided a potential Basel III “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion.  Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%.  On November 21, 2018, the agencies proposed setting the CBLR at 9% of tangible equity to total assets for a qualifying bank to be well-capitalized.  Under the proposal, a community banking organization would be eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The electing institution would not be required to calculate the existing risk-based and leverage capital requirements of the Basel III Rule and would not need to risk-weight its assets for purposes of capital calculations.
We are in the process of considering the Federal Reserve’s CBLR proposal and will await the final regulation to determine whether we will elect the framework.
Regulation and Supervision of the Company
General.  The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, we are registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”). We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding us and the Bank as the Federal Reserve may require.
Acquisitions and Activities.  The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Role of Capital” above.
The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company elected to, and continues to operate as, a financial holding company. In order to maintain status as a financial holding company, both the bank holding company and its subsidiary bank must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that we are not well-capitalized or well-managed, we will have a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us it believes to be appropriate.  Furthermore, if the Federal Reserve determines that the Bank has not received a satisfactory CRA rating, we will not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control.  Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. As a bank holding company, we are required to maintain capital in accordance with Federal Reserve capital adequacy requirements.  For a discussion of capital requirements, see “—The Role of Capital” above.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if:  (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
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
Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
Regulation and Supervision of the Bank
General.  The Bank is an Indiana-chartered bank. The deposit accounts of the Bank are insured by the FDIC's Deposit Insurance Fund to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. The Bank is also a member of the Federal Reserve System (a “member bank”). As an Indiana-chartered FDIC-insured member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the Deposit Insurance Fund.
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.  The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF have been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding the resources other than U.S. deposits.
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% as of September 30, 2018 (most recent available), exceeding the statutory required minimum reserve ratio of 1.35%. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.
FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (FICO) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature through 2019.  FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2018 was 0.320 basis points (32 cents per $100 dollars of assessable deposits).
Supervisory Assessments.  All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2018, the Bank paid supervisory assessments to the DFI totaling approximately $265,000.
Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—The Role of Capital” above.
Liquidity Requirements.  Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors.  Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits). While these rules do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of developments.
Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years. Moreover, the payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2018. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “-The Role of Capital” above.
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
Safety and Soundness Standards/Risk Management.  The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, incentive compensation, third-party risk and cybersecurity are critical sources of risk that FDIC-insured institutions must address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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
Transaction Account Reserves.  Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the first $16.3 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.3 million to $124.2 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
Community Reinvestment Act Requirements.  CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.
Anti-Money Laundering.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and

(vi) cooperation between FDIC-insured institutions and law enforcement authorities.
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
Based on the Bank’s loan portfolio as of December 31, 2018, it did not exceed the 300% guidance for commercial real estate loans or the 100% guideline for construction and land development loans.
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
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”  The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.
We do not currently expect the CFPB’s rules to have a significant impact on the Company’s operations, except for higher compliance costs.

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

Our success depends upon the business activity, population, employment rates, income levels, deposits and real estate activity in our markets in northern and central Indiana. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, diminish the ability of our customers to repay their loans to us, decrease the value of any collateral securing our loans and generally adversely affect our financial condition and results of operations. While economic conditions in our markets have generally improved since the nationwide recession in 2008 and 2009, there can be no guarantee that they will continue to do so, or that they will be as strong as national economic conditions. Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

At December 31, 2018, our allowance for loan losses as a percentage of total loans was 1.24% and as a percentage of total nonperforming loans was 667%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans, we cannot predict loan losses with certainty and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $1.405 billion, or approximately 35.9% of our total loan portfolio, as of December 31, 2018. Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. For example, increased input costs as a result of escalating tariffs could adversely affect commercial and industrial loans.  Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Whenever practical, we require a personal guarantee on commercial and industrial loans. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could adversely affect our business, results of operations and growth prospects.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were $1.570 billion, or approximately 40.1% of our total loan portfolio as of December 31, 2018. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Our agri-business loans, which totaled $370.5 million, or approximately 9.5% of our total loan portfolio as of December 31, 2018, are subject to risks outside of our or the borrower’s control. These risk, specific to the agricultural industry, include decreases in livestock and crop prices, increases in labor and seed prices, increase in stockpiles of agricultural commodities, the strength of the U.S. dollar, the potential impact of tariffs on commodities and the nature of weather conditions. To the extent these or other factors affect the performance or financial condition of our agri-business borrowers, our results of operations and financial performance could suffer.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2018, consumer loans totaled $86.1 million, or 2.2% of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

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

Although the Federal Reserve Bank has raised the target fed funds rate range to 2.25%-2.50%, short-term interest rates have remained at their historically low levels for a prolonged period. If long-term interest rates do not rise as quickly as short-term rates, we could experience net interest margin compression. This would have a material adverse effect on our net interest income and our results of operations.

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

Approximately 30% of our deposits are concentrated in public funds from a small number of municipalities and government agencies. A shift in funding away from public fund deposits would likely increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, are higher-cost, less favorable deposits. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank’s liquidity and could materially impact our ability to grow and remain profitable.

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

The Company’s information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on the Company’s business.
The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company’s systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer-facing web sites. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. In addition, it is possible that we may not be able to detect security breaches on a timely basis, or at all, which could increase the costs and risks associated with any such breach.

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
The Tax Cuts and Jobs Act was enacted in December 2017. While the Company benefited from the decrease in the federal corporate income tax rate from 35% to 21%, several changes could adversely affect our customers, including a cap on the deductibility of state and local income taxes, lower limits on the deductibility of mortgage interest and the elimination of deductions for new home equity loans. These changes could make it more difficult for borrowers to make their loan payments, reduce the demand for certain of our loan products, and could also negatively impact the housing market, which could adversely affect our financial condition and results of operations.
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

We may be adversely impacted by the discontinuance of LIBOR as a short-term interest rate utilized for loans and other financing agreements.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved SEC staff comments.

ITEM 2. PROPERTIES

The Company is headquartered in the main office building of the Bank at 202 E. Center Street, Warsaw, Indiana. The Company operates in 56 locations, 49 of which are owned by the Bank and seven of which are leased from third parties.

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

	2018			2017
			Cash			Cash
	High*	Low*	Dividend	High*	Low*	Dividend
Fourth quarter	$47.41	$37.79	$0.260	$52.43	$45.26	$0.220
Third quarter	$51.25	$46.35	$0.260	$49.22	$41.30	$0.220
Second quarter	$51.15	$45.15	$0.260	$48.70	$41.38	$0.220
First quarter	$51.76	$45.01	$0.220	$48.32	$39.68	$0.190

The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol “LKFN” on August 14, 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol “LKFN”. On February 19, 2019, the Company had approximately 349 stockholders of record.

The Company paid dividends on its common stock as set forth in the table above. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Supervision and Regulation – Dividend Payments” for additional information.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2018 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
	Number of securities to be	Weighted-average	for future issuance
	issued upon exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans
Equity compensation plans
approved by security
holders(1)	0	$0.00	839,459

Equity compensation plans
not approved by security
holders	0	0.00	0
Total	0	$0.00	839,459

(1)  Lakeland Financial Corporation 2017 Equity Incentive Plan adopted on April 12, 2017 by the Board.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total return of the Company, the Nasdaq Market Index, and the SNL U.S. Bank Nasdaq Index.

Lakeland Financial Corporation

Total Return Performance
350
300
250
200
150
100
50
Index Value
Lakeland Financial Corporation
Nasdaq Composite Index
SNL U.S. Bank Nasdaq Index
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

INDEX	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Lakeland Financial Corporation	$100.00	$113.93	$124.93	$194.86	$203.26	$172.01
Nasdaq Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank Nasdaq Index	100.00	103.57	111.80	155.02	163.20	137.56

The above returns assume that $100 invested on December 31, 2013 and that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

On January 8, 2019, the Company's board of directors approved a share repurchase program, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million.  Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions.  The repurchase program expires on December 31, 2019.  The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time.  None of the purchases reflected in the table below were purchases under the share repurchase program.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2018 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs(1)

10/01/18-10/31/18	0	$0.00	0	$0.00
11/01/18-11/30/18	1,023	43.68	0	0.00
12/01/18-12/31/18	0	0.00	0	0.00

Total	1,023	$43.68	0	$0.00

(1)	Does not reflect $30 million shares that were authorized for purchase after the periods reflected in this table.

The shares purchased during the quarter were credited to the deferred share accounts of nine nonemployee directors under the Company’s directors’ deferred compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of the year-end for each of the five years in the period ended December 31, 2018, has been derived from the Company’s Consolidated Financial Statements and the results of operations for each period.  This financial data should be read in conjunction with the Consolidated Financial Statements included in this Annual report of Form 10-K.

(in thousands except share and per share data)	2018	2017	2016	2015	2014
Ending period balances
Assets	$4,875,254	$4,682,976	$4,290,025	$3,766,286	$3,443,284
Deposits	4,044,065	4,008,655	3,577,912	3,183,421	2,873,120
Loans, net of deferred fees	3,914,745	3,818,459	3,470,927	3,080,929	2,762,320
Allowance for loan losses	48,453	47,121	43,718	43,610	46,262
Total equity	521,704	468,667	427,067	392,901	361,385
Average balances
Total assets	$4,758,392	$4,443,106	$4,039,719	$3,597,190	$3,318,271
Earning assets	4,461,366	4,183,112	3,799,963	3,384,178	3,141,290
Investments	562,385	530,275	493,656	476,153	475,068
Loans, net of deferred fees	3,843,912	3,610,908	3,225,635	2,885,568	2,650,678
Total deposits	4,093,894	3,757,209	3,477,816	3,088,598	2,797,929
Interest bearing deposits	3,235,867	2,967,902	2,753,466	2,478,674	2,299,578
Interest bearing liabilities	3,382,507	3,178,439	2,872,691	2,589,915	2,461,352
Total equity	487,062	450,796	416,034	378,106	343,135
Income statement data
Net interest income	$151,271	$135,892	$118,481	$105,927	$102,303
Net interest income-fully tax equivalent	153,088	139,015	120,719	107,902	104,232
Provision for loan loss	6,400	3,000	1,150	0	0
Non-interest income	40,110	36,009	32,864	31,479	30,053
Non-interest expense	86,037	79,267	72,978	68,206	66,166
Net income	80,411	57,330	52,084	46,367	43,805
Per share data *
Basic net income per common share	$3.18	$2.28	$2.08	$1.86	$1.77
Diluted net income per common share	3.13	2.23	2.05	1.84	1.74
Cash dividends declared per common share	1.00	0.85	0.73	0.63	0.55
Dividend payout	31.95%	38.12%	35.61%	34.36%	31.42%
Book value per common share	20.62	18.60	17.01	15.74	14.55
Basic weighted average common shares outstanding	25,288,533	25,181,208	25,056,095	24,926,354	24,803,295
Diluted weighted average common shares outstanding	25,727,831	25,663,381	25,460,727	25,245,569	25,172,183
Key ratios
Return on average assets	1.69%	1.29%	1.29%	1.29%	1.32%
Return on average total equity	16.51%	12.72%	12.52%	12.26%	12.77%
Equity to average assets	10.24%	10.15%	10.30%	10.51%	10.34%
Net interest margin	3.43%	3.33%	3.18%	3.19%	3.32%
Efficiency	44.96%	46.11%	48.22%	49.64%	49.99%
Asset Quality
Net charge offs to average loans	0.13%	-0.01%	0.03%	0.09%	0.10%
Loan loss reserve to total loans	1.24%	1.23%	1.26%	1.42%	1.67%
Loan loss reserve to nonperforming loans	667.40%	500.91%	653.31%	334.04%	337.51%
Nonperforming assets to total loans	0.19%	0.25%	0.20%	0.43%	0.51%
Other Data
Full-time equivalent employees	553	539	524	518	496
Offices	49	49	48	47	46

* Share and per share data has been adjusted for a 3-for-2 stock split on July 25, 2016 in the form of a stock dividend on August 5, 2016.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in 2018 was $80.4 million, up 40.3% from $57.3 million in 2017 and up from $52.1 million in 2016. Diluted net income per common share was $3.13 in 2018, $2.23 in 2017 and $2.05 in 2016. Return on average total assets was 1.69% in 2018 versus 1.29% in 2017 and 2016. Return on average common shareholders’ equity was 16.51% in 2018 versus 12.72% in 2017 and 12.52% in 2016. The dividend payout ratio with respect to diluted earnings per share was 31.95% in 2018, 38.12% in 2017 and 35.61% in 2016. The equity to average assets ratio was 10.24% in 2018 compared to 10.15% in 2017 and 10.30% in 2016.

Net income in 2018 was positively impacted by a $15.4 million increase in net interest income and a $4.1 million increase in noninterest income. In addition, income tax expense decreased $13.8 million from 2017.  The decrease was largely due to the Tax Cuts and Jobs Act which lowered the Company’s federal tax rate to 21% from 35%.  Offsetting these positive impacts was a $6.8 million increase in noninterest expense and a $3.4 million increase in the provision for loan losses.

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

Total assets were $4.875 billion as of December 31, 2018 versus $4.683 billion as of December 31, 2017, an increase of $192.3 million or 4.1%. This increase was primarily due to a $96.3 million increase in total loans, and a $47.1 million increase in investment securities. Total average assets increased $315.3 million primarily due to average loans increasing $233.0 million in 2018, and a $32.1 million increase in investment securities.

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

The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for loan losses that generally includes consideration of the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. With respect to specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, allocations are assigned based upon historical experience unless the rate of loss is expected to be greater than historical losses as noted

 below. A detailed analysis is performed on loans that are classified but determined not to be impaired which incorporates different scenarios where the risk that the borrower will be unable or unwilling to repay its debt in full or on time is combined with an estimate of loss in the event the borrower cannot pay to develop non-specific allocations for such loan pools. These allocations may be adjusted based on the other factors cited above. An appropriate level of general allowance for pooled loans is determined after considering the following: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentration, new industry lending activity and general economic conditions. It is also possible that the following could affect the overall process: social, political, economic and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for loan losses deemed adequate to cover probable losses inherent in the loan portfolio.

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

Allocations are also applied to categories of loans considered not to be individually impaired, but for which the rate of loss is expected to be consistent with or greater than historical averages. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values. In addition, general allocations are made for other pools of loans, including non-classified loans. These general pooled loan allocations are performed for portfolio segments of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural, other commercial, consumer 1-4 family mortgage and other consumer loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a three-year historical average for loan losses for these portfolios, and are subjectively adjusted for economic factors and portfolio trends.

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

RESULTS OF OPERATIONS

Overview

In 2018 and 2017, the Company continued to grow loans and deposits organically, in its geographic footprint of northern Indiana and in central Indiana in the Indianapolis market. The Company had 49 branches as of December 31, 2018 and opened its 50th branch located in downtown Indianapolis in January of 2019. The Company’s profitability has been positively impacted by growth in loans and deposits. In addition, asset quality has remained stable. The core banking contributions to noninterest income of deposit, loan and wealth management fee income increased in 2018. Overall, expense growth has reflected our continued investment in people, technology and our branch infrastructure. The outlook for 2019 includes plans for continued organic loan and deposit growth, a disciplined credit philosophy and continued investment in the Company in the form of staff additions, expansion in the Indianapolis marketplace and investments in technology.

Selected income statement information for the years ended December 31, 2018, 2017 and 2016 is presented in the following table.

(dollars in thousands)	2018	2017	2016
Income Statement Summary:
Net interest income	$151,271	$135,892	$118,481
Provision for loan losses	6,400	3,000	1,150
Noninterest income	40,110	36,009	32,864
Noninterest expense	86,037	79,267	72,978
Other Data:
Efficiency ratio (1)	44.96%	46.11%	48.22%
Dilutive EPS	$3.13	$2.23	$2.05
Tangible capital ratio (2)	10.63%	9.93%	9.89%
Net charge-offs to average loans	0.13%	-0.01%	0.03%
Net interest margin	3.43%	3.33%	3.18%
Noninterest income to total revenue	20.96%	20.95%	21.71%

(1)	Noninterest expense/Net interest income plus Noninterest income

(2)
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

Net Income

Net income was $80.4 million in 2018, an increase of $23.1 million, or 40.3%, versus net income of $57.3 million in 2017. The increase in net income from 2017 to 2018 was primarily due to the increase in net interest income in the amount of $15.4 million, or 11.3%, to $151.3 million versus $135.9 million in 2017. In addition, income tax expense decreased by $13.8 million to $18.5 million and noninterest income increased $4.1 million to $40.1 million, offset by increases in noninterest expense and provision expense of $6.8 million and $3.4 million, respectively.

Net income was $57.3 million in 2017, an increase of $5.2 million, or 10.1%, versus net income of $52.1 million in 2016. The increase in net income from 2016 to 2017 was primarily due to the increase in net interest income in the amount of $17.4 million, or 14.7%, to $135.9 million versus $118.5 million in 2016. In addition, noninterest income increased $3.1 million to $36.0 million offset by increases in noninterest expenses, provision expense, and income tax expense of $6.3 million, $1.9 million, and $7.2 million, respectively. In 2017, the Company recorded a non-cash, non-operating and non-recurring income tax provision of $4.1 million for federal income taxes associated with the Company’s net deferred tax asset revaluation as a result of the Tax Cuts and Jobs Act that was enacted into law on December 22, 2017.

Net Interest Income

The following table presents a three-year average balance sheet and, for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.

THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2018			2017			2016
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,821,182	$181,451	4.75%	$3,589,734	$150,295	4.19%	$3,213,188	$124,830	3.88%
Tax exempt (1)	22,730	1,016	4.47	21,174	1,103	5.21	12,447	687	5.52
Investments: (1)
Available for sale	562,385	17,411	3.10	530,275	17,069	3.23	493,656	15,319	3.10
Short-term investments	3,868	49	1.27	5,565	27	0.49	6,007	14	0.23
Interest bearing deposits	51,201	860	1.68	36,364	327	0.90	74,665	339	0.45
Total earning assets	$4,461,366	$200,787	4.50%	$4,183,112	$168,821	4.04%	$3,799,963	$141,189	3.72%
Less: Allowance for loan losses	(47,722)			(44,849)			(43,274)
Nonearning Assets
Cash and due from banks	144,727			114,967			110,104
Premises and equipment	56,842			55,141			49,782
Other nonearning assets	143,179			134,735			123,144
Total assets	$4,758,392			$4,443,106			$4,039,719

Interest Bearing Liabilities
Savings deposits	$257,959	$331	0.13%	$272,811	$401	0.15%	$264,669	$441	0.17%
Interest bearing checking accounts	1,475,776	17,940	1.22	1,401,216	9,999	0.71	1,282,257	5,654	0.44
Time deposits:
In denominations under $100,000	265,604	4,017	1.51	241,170	2,927	1.21	246,971	2,832	1.15
In denominations over $100,000	1,236,528	22,625	1.83	1,052,705	13,699	1.30	959,569	10,017	1.04
Miscellaneous short-term borrowings	115,711	1,143	0.99	179,579	1,446	0.81	88,265	352	0.40
Long-term borrowings and
subordinated debentures	30,929	1,643	5.31	30,958	1,334	4.31	30,960	1,174	3.79
Total interest bearing liabilities	$3,382,507	$47,699	1.41%	$3,178,439	$29,806	0.94%	$2,872,691	$20,470	0.71%
Noninterest Bearing Liabilities
Demand deposits	858,027			789,307			724,350
Other liabilities	30,796			24,564			26,644
Stockholders' Equity	487,062			450,796			416,034
Total liabilities and stockholders' equity	$4,758,392			$4,443,106			$4,039,719

Interest Margin Recap
Interest income/average earning assets		200,787	4.50		168,821	4.04		141,189	3.72
Interest expense/average earning assets		47,699	1.07		29,806	0.71		20,470	0.54
Net interest income and margin		$153,088	3.43%		$139,015	3.33%		$120,719	3.18%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate for 2018 and 35 percent tax rate for 2017 and 2016. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.8 million, $3.1 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2018, 2017 and 2016, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

	2018 Over (Under) 2017 (1)			2017 Over (Under) 2016 (1)
	Attributable to		Total	Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income (2)
Loans:
Taxable	$10,112	$21,044	$31,156	$15,312	$10,153	$25,465
Tax exempt	77	(164)	(87)	457	(41)	416
Investments:
Available for sale	1,009	(667)	342	1,165	585	1,750
Short-term investments	(10)	32	22	(1)	14	13
Interest bearing deposits	170	363	533	(232)	220	(12)
Total interest income	11,358	20,608	31,966	16,701	10,931	27,632

Interest Expense
Savings deposits	(21)	(49)	(70)	13	(53)	(40)
Interest bearing checking accounts	558	7,383	7,941	567	3,778	4,345
Time deposits:
In denominations under $100,000	318	772	1,090	(68)	163	95
In denominations over $100,000	2,684	6,242	8,926	1,040	2,642	3,682
Miscellaneous short-term borrowings	(585)	282	(303)	551	543	1,094
Long-term borrowings and
subordinated debentures	(1)	310	309	0	160	160
Total interest expense	2,953	14,940	17,893	2,103	7,233	9,336
Net Interest Income (tax equivalent)	$8,405	$5,668	$14,073	$14,598	$3,698	$18,296

(1)
The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2018, 2017 and 2016. The changes in net interest income are created by changes in interest rates and changes in the volumes of loans, investments, deposits and borrowings. In the table above, changes attributable to volume are computed using the change in volume from the prior year multiplied by the previous year’s rate, and changes attributable to rate are computed using the change in rate from the prior year multiplied by the previous year’s volume. The change in interest or expense due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)
Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate for 2018 and 35 percent tax rate for 2017 and 2016. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Net interest income increased by $15.4 million to $151.3 million in 2018 compared to 2017, primarily due to a 46 basis point increase in the yield on earning assets to 4.50% from 4.04%.  In addition, average earning assets increased $278.3 million, or 6.7% in 2018, driven by an increase of 6.2% in the average commercial loan portfolio, which reflects our continuing strategic focus on commercial lending. The net interest margin increased to 3.43% in 2018 versus 3.33% in 2017, due to higher yields on average earning assets, which more than offset an increase in the cost of interest bearing liabilities during 2018.  Net interest income increased by $17.4 million to $135.9 million in 2017 compared to 2016, primarily due to a 10.1% increase in average earning assets in 2017, driven by an increase of 12.5% in the average commercial loan portfolio. The net interest margin increased to 3.33% in 2017 versus 3.18% in 2016, due to higher yields on average earning assets, which more than offset an increase in the cost of interest bearing liabilities during 2017.

Growth in the commercial loan portfolio accounted for most of the growth in loans, as well as total earning assets, during both 2018 and 2017, and positively impacted total interest income. Management believes that the growth in the loan portfolio will likely continue in a measured, but prudent, fashion as a result of our continued strategic focus on commercial and industrial lending, as well as commercial real estate lending. In addition, management believes its organic growth strategy of continued expansion in its current geographic footprint and in Indianapolis will provide continued loan growth opportunities. During 2018, growth in average loans of $233.0 million and growth in investment securities of $32.1 million was funded through an increase in deposits. Average interest bearing deposit accounts increased $268.0 million and average demand deposits increased $68.7 million in 2018.

The increase in the Company’s yields on average earning assets during 2018 and 2017 resulted from increases in market rates overall, including increases in loan portfolio yields during both years. Market rates were impacted by four Federal Reserve Bank increases of 25 basis points each in the Federal Funds rate, which occurred in March 2018, June 2018, September 2018, and December 2018. Yields on commercial loans increased in 2018, as a result of higher market interest rates and due to the variable nature of the commercial loan portfolio. During 2018 management continued to focus on growing the commercial portfolio in a prudent and responsible manner. The cost of funds was also impacted by the rising rate environment during 2018, with the largest impact occurring in public fund interest bearing checking and time deposit accounts.

Provision for Loan Losses

The Company recorded provision for loan loss expense of $6.4 million primarily due to a charge off of $5.1 million from a single commercial loan relationship in addition to growth in the loan portfolio. The 2018 provision expense compares to $3.0 million of provision expense recorded in 2017 and $1.2 million of provision expense recorded in 2016. The allowance for loan losses at December 31, 2018 was $48.5 million, which represented 1.24% of the loan portfolio, versus an allowance for loan losses of $47.1 million at the end of 2017, which represented 1.23% of the loan portfolio. The allowance for loan losses was $43.7 million at the end of 2016, which represented 1.26% of the loan portfolio. The provision in 2017 and 2016 was attributable to the increasing size of the loan portfolio with consideration to the level of nonperforming loans and net charge-offs (recoveries). Net charge-offs (recoveries) of $5.1 million, or 0.13% of average loans, and net recoveries of ($403,000), or (0.01)% of average loans were recorded in 2018 and 2017, respectively. Provision expense for 2018, 2017, and 2016 was attributable to a number of factors but was primarily determined based on key loan quality metrics, including the level of net charge-offs, strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, stabilization in economic conditions in the Company’s markets and general signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

The following table presents changes in the components of noninterest income for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2018	2017	2016	2018	2017
Wealth advisory fees	$6,344	$5,481	$4,805	15.7%	14.1%
Investment brokerage fees	1,458	1,273	1,010	14.5%	26.0%
Service charges on deposit accounts	15,831	13,696	12,013	15.6%	14.0%
Loan and service fees	9,291	7,900	7,681	17.6%	2.9%
Merchant card fee income	2,461	2,279	2,098	8.0%	8.6%
Bank owned life insurance	1,244	1,768	1,392	-29.6%	27.0%
Other income	2,381	2,598	2,213	-8.4%	17.4%
Mortgage banking income	1,150	982	1,586	17.1%	-38.1%
Net securities gains (losses)	(50)	32	66	-256.3%	-51.5%
Total noninterest income	$40,110	$36,009	$32,864	11.4%	9.6%
Noninterest income to total revenue	21.0%	21.0%	21.7%

Noninterest income was $40.1 million in 2018 versus $36.0 million in 2017, an increase of $4.1 million, or 11.4%. The increase was primarily driven by a $2.1 million increase in service charges on deposit accounts driven by growth in fees from business accounts. In addition, wealth advisory fees increased $863,000, due to new business development as well as growth in assets managed for existing clients. Noninterest income was also positively impacted by growth in the amount of $1.4 million in loan and service fees.  Noninterest income was negatively impacted by a decrease in bank owned life insurance income which declined by $524,000, or 29.6%, primarily due to a variable bank owned life insurance product that contains equity based investments.

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

Noninterest Expense

The following table presents changes in the components of noninterest expense for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2018	2017	2016	2018	2017
Salaries and employee benefits	$48,353	$45,306	$41,656	6.7%	8.8%
Net occupancy expense	5,149	4,595	4,266	12.1%	7.7%
Equipment costs	5,243	4,629	3,850	13.3%	20.2%
Data processing fees and supplies	9,685	8,233	8,148	17.6%	1.0%
Corporate and business development	5,066	4,744	3,328	6.8%	42.5%
FDIC insurance and other regulatory fees	1,701	1,798	2,001	-5.4%	-10.1%
Professional fees	3,798	3,574	3,208	6.3%	11.4%
Other expense	7,042	6,388	6,521	10.2%	-2.0%
Total noninterest expense	$86,037	$79,267	$72,978	8.5%	8.6%

    Noninterest expense was $86.0 million in 2018 versus $79.3 million in 2017, an increase of $6.8 million, or 8.5%. Salaries and employee benefits increased by $3.0 million primarily due to an increase to the Company’s minimum hiring wage, normal merit increases and increased health insurance cost.  Data processing fees also increased during 2018 by $1.5 million primarily due to the Company’s continued investment in technology-based solutions and ongoing transition to cloud-based technology.  Occupancy and equipment costs increased during 2018 due to continued branch expansion and remodeling of existing branches and other offices.  In addition, corporate and business development expense increased due to higher community support and donation expense.

Noninterest expense was $79.3 million in 2017 versus $73.0 million in 2016, an increase of $6.3 million, or 8.6%. Salaries and employee benefits increased by $3.6 million primarily due to higher performance incentive-based compensation costs, normal merit increases and staff additions related to the Company’s continued growth and expansion. Corporate and business development expense increased primarily due to higher community support and donation expense, as well as higher advertising expense. Equipment costs increased driven by the Company’s branch expansion and remodeling of existing branches and other offices.

Income Taxes

The Company recognized income tax expense in 2018 of $18.5 million, compared to $32.3 million in 2017, and $25.1 million in 2016. The effective tax rate in 2018 was 18.7% compared to 36.0% in 2017, and 32.5% in 2016. The effective tax rate was lower in 2018 compared to 2017 and 2016 due to the effects of the Tax Cuts and Jobs Act, which reduced the Company’s federal tax rate to 21% from 35% effective January 1, 2018.  Results for 2017 included a non-cash, non-operating and non-recurring income tax provision of $4.1 million or $0.16 per diluted share.  For a detailed analysis of the Company’s income taxes see Note 13 – Income Taxes.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.875 billion as of December 31, 2018, an increase of $192.3 million, or 4.1%, when compared to $4.683 billion as of December 31, 2017. Total loans increased by $96.8 million, or 2.5%, to $3.916 billion at December 31, 2018 from $3.820 billion at December 31, 2017. Cash and cash equivalents increased by $40.7 million and available-for-sale securities increased by $47.1 million. Funding for the loan and investment growth came from a $94.9 million increase in total borrowings as well as a $35.4 million increase in total deposits in 2018.  Most of the increase in short-term borrowings resulted from short-term advances from the Federal Home Loan Bank of Indianapolis. The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Uses of Funds

Investment Portfolio

The amortized cost and the fair value of securities as of December 31, 2018, 2017 and 2016 were as follows:

	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(fully tax equivalent basis dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$994	$987	$992	$997	$990	$1,003
U.S. government sponsored agencies	4,435	4,350	5,191	5,122	6,312	6,241
Mortgage-backed securities: residential	329,516	325,412	314,650	313,774	304,172	304,495
Mortgage-backed securities: commercial	38,712	38,141	44,208	44,211	46,936	47,073
State and municipal securities	217,964	216,659	172,375	174,389	146,917	145,379
Total debt securities available for sale	$591,621	$585,549	$537,416	$538,493	$505,327	$504,191

At year-end 2018, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See Note 2 – Securities for more information on these investments.

Purchases of securities available for sale totaled $126.6 million in 2018, $139.3 million in 2017 and $116.2 million in 2016. The growth of the investment portfolio during the past three years serves to enhance liquidity for the Company and manage the level of interest rate risk in relation to the loan portfolio. Securities sales totaled $15.3 million in 2018, $40.9 million in 2017 and $12.1 million in 2016. Paydowns from prepayments and scheduled payments of $42.8 million, $50.0 million and $56.4 million were received in 2018, 2017 and 2016, and the amortization of premiums, net of the accretion of discounts, was $3.2 million, $3.1 million and $2.9 million, respectively. Maturities and calls of securities totaled $11.0 million, $11.7 million and $12.9 million in 2018, 2017 and 2016, respectively. No other-than-temporary impairment was recognized in 2018, 2017 or 2016. The investment portfolio is managed to provide for an appropriate balance between liquidity, credit risk, investment return and to limit the Company’s exposure to risk to an acceptable level.

The weighted average yields and maturity distribution for the securities portfolio at December 31, 2018, were as follows:

	Within		After One		After Five Years		Over Ten
	One Year		Within Five Years		Within Ten years		Years
	Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
(fully tax equivalent basis, dollars in thousands)
U.S. Treasury securities	$0	0.00%	$987	3.50%	$0	0.00%	$0	0.00%
U.S. government sponsor agency	0	0.00%	1,995	0.41%	0	0.00%	2,355	3.00%
Mortgage-backed securities: residential	111	3.03%	38,386	3.93%	43,959	3.34%	242,956	3.53%
Mortgage-backed securities: commercial	0	0.00%	34,101	4.25%	4,040	5.50%	0	0.00%
State and municipal securities	2,541	3.43%	19,540	3.80%	32,656	3.45%	161,922	3.82%
Total Securities	$2,652	3.41%	$95,009	3.94%	$80,655	3.49%	$407,233	3.64%

The company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.

Real Estate Mortgage Loans Held For Sale

Real estate mortgages held for sale decreased by $1.0 million to $2.3 million at December 31, 2018 from $3.3 million at December 31, 2017. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells almost all of the mortgage loans it originates on the secondary market. Proceeds from sales totaled $51.7 million in 2018, $57.6 million in 2017 and $68.7 million in 2016.

Loan Portfolio

The loan portfolio by class as of December 31, 2018, 2017, 2016, 2015 and 2014 was as follows:

(dollars in thousands)	2018	2017	2016	2015	2014
Commercial and industrial loans:
Working capital lines of credit loans	$690,620	$743,609	$624,404	$581,025	$544,043
Non-working capital loans	714,759	675,072	644,086	598,487	491,330
Total commercial and industrial loans	1,405,379	1,418,681	1,268,490	1,179,512	1,035,373
Commercial real estate and multi-family residential loans:
Construction and land development loans	266,805	224,474	245,182	230,719	156,636
Owner occupied loans	586,325	538,603	469,705	412,026	403,154
Nonowner occupied loans	520,901	508,121	458,404	407,883	394,458
Multi-family loans	195,604	173,715	127,632	79,425	71,811
Total commercial real estate and multi-family residential loans	1,569,635	1,444,913	1,300,923	1,130,053	1,026,059
Agri-business and agricultural loans:
Loans secured by farmland	177,503	186,437	172,633	164,375	137,407
Loans for agricultural production	193,010	196,404	222,210	141,719	136,380
Total agri-business and agricultural loans	370,513	382,841	394,843	306,094	273,787
Other commercial loans	95,657	124,076	98,270	85,075	75,715
Total commercial loans	3,441,184	3,370,511	3,062,526	2,700,734	2,410,934
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	185,822	179,302	163,155	158,062	145,167
Open end and junior lien loans	187,030	181,865	169,664	163,700	150,220
Residential construction and land development loans	16,226	13,478	15,015	9,341	6,742
Total consumer 1-4 family mortgage loans	389,078	374,645	347,834	331,103	302,129
Other consumer loans	86,064	74,369	61,308	49,113	49,541
Total consumer loans	475,142	449,014	409,142	380,216	351,670
Subtotal	3,916,326	3,819,525	3,471,668	3,080,950	2,762,604
Less: Allowance for loan losses	(48,453)	(47,121)	(43,718)	(43,610)	(46,262)
Net deferred loan fees	(1,581)	(1,066)	(741)	(21)	(284)
Loans, net	$3,866,292	$3,771,338	$3,427,209	$3,037,319	$2,716,058

The ratio of loans to total loans by portfolio segment as of December 31, 2018, 2017, 2016, 2015 and 2014 was as follows:

	2018	2017	2016	2015	2014

Commercial and industrial loans	35.89%	37.14%	36.54%	38.28%	37.48%
Commercial real estate and multi-family residential loans	40.08%	37.83%	37.47%	36.68%	37.14%
Agri-business and agricultural loans	9.46%	10.02%	11.36%	9.93%	9.91%
Other commercial loans	2.44%	3.25%	2.83%	2.76%	2.74%
Consumer 1-4 family mortgage loans	9.93%	9.81%	10.02%	10.75%	10.94%
Other consumer loans	2.20%	1.95%	1.78%	1.60%	1.79%
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

In 2018, net loan balances increased by $95.0 million to $3.866 billion, which is net of approximately $49.8 million in loans originated and sold and $316,000 transferred to other real estate in 2018.  In 2017, net loan balances increased by $344.1 million to $3.771 billion, which is net of approximately $54.2 million in loans originated and sold and $88,000 transferred to other real estate in 2017. In 2016, loan balances increased by $389.9 million to $3.427 billion, which is net of approximately $70.0 million in loans originated and sold and $105,000 transferred to other real estate in 2016.

The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This higher percentage of commercial loans to the total portfolio was a result of the Company’s long standing strategic plan that is focused on organic expansion and growth in the commercial business. The owner-occupied commercial real estate loans tend to represent the real estate holding of our commercial and industrial loan customers. Another significant loan segment are loans to the agri-business sector, which has resulted in the Company becoming one of the largest agricultural lenders in the State of Indiana.

The residential construction and land development loans class included construction loans totaling $12.5 million, $10.0 million, $11.4 million, $7.3 million and $5.3 million as of December 31, 2018, 2017, 2016, 2015 and 2014. The Bank generally sells conforming mortgage loans which it originates on the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2018:

		Commercial
		Real Estate
		and	Agri-business		Consumer
	Commercial and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Total	Percent
Within one year	$699,601	$286,261	$155,117	$31,461	$17,662	$13,149	$1,203,251	30.72%
After one year, within five years	581,655	840,277	136,908	25,773	81,591	42,198	1,708,402	43.62
Over five years	120,305	440,828	78,205	38,423	288,935	30,717	997,413	25.47
Nonaccrual loans	3,818	2,269	283	0	890	0	7,260	0.19
Total loans	$1,405,379	$1,569,635	$370,513	$95,657	$389,078	$86,064	$3,916,326	100.00%

At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2018 amounted to $878.0 million and $1.156 billion, respectively.

Bank Owned Life Insurance

Bank owned life insurance increased by $1.2 million to $77.1 million at December 31, 2018 and by $1.9 million to $75.9 million at December 31, 2017 from $74.0 million at December 31, 2016. The increases during 2018 and 2017 were primarily due to investment returns on the life insurance policies of pre-existing life insurance policies.  Bank owned life insurance provides investment income from the securities the life insurance is invested in and offsets benefit plan expenses.

Sources of Funds

The average daily deposits and borrowings together with the average rates paid on those deposits and borrowings for the years ended December 31, 2018, 2017 and 2016 are summarized in the following table:

							% Balance Change
	2018		2017		2016		From Prior Year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2018	2017
Noninterest bearing demand deposits	$858,027	0.00%	$789,307	0.00%	$724,350	0.00%	9%	9%
Savings and transaction accounts:
Savings deposits	257,959	0.13	272,811	0.15	264,669	0.17	(5)	3
Interest bearing demand deposits	1,475,776	1.22	1,401,216	0.71	1,282,257	0.44	5	9
Time deposits:
Deposits of $100,000 or more	1,236,528	1.83	1,052,705	1.30	959,569	1.04	17	10
Other time deposits	265,604	1.51	241,170	1.21	246,971	1.15	10	(2)
Total deposits	$4,093,894	1.10%	$3,757,209	0.72%	$3,477,816	0.54%	9%	8%
FHLB advances and other borrowings	146,640	1.90	210,537	1.32	119,225	1.28	(30)	77
Total funding sources	$4,240,534	1.12%	$3,967,746	0.75%	$3,597,041	0.57%	7%	10%

Time deposits as of December 31, 2018 will mature as follows:

	$100,000			% of
(dollars in thousands)	or more	Other	Total	Total
Within three months	$395,750	$41,423	$437,173	30.79%
Over three months, within six months	203,838	41,840	245,678	17.31
Over six months, within twelve months	205,874	44,598	250,472	17.64
Over twelve months	340,759	145,672	486,431	34.26
Total time certificates of deposit	$1,146,221	$273,533	$1,419,754	100.00%

Deposits

Total deposits increased by $35.4 million to $4.044 billion, comparing December 31, 2018 to December 31, 2017. The growth in deposits consisted of $135.5 million in core deposit growth offset by a decrease of $100.1 million in brokered deposits. Total deposit growth was led by an increase of $112.4 million in commercial deposits. In addition, retail deposits increased by $57.9 million while public funds deposits decreased by $34.7 million. The growth in deposits in 2018 resulted from increased deposit balances from new and existing customers, as well as a decreased utilization of brokered deposits. Core deposit growth enabled the Company to reduce reliance on wholesale funding during 2018.

Total deposits increased by $430.7 million to $4.009 billion, comparing December 31, 2017 to December 31, 2016. The growth in deposits consisted of $263.9 million in core deposit growth with $166.8 million of the growth coming in the form of brokered deposits. Total deposit growth was led by an increase of $78.9 million in commercial deposits. In addition, retail deposits and public funds deposits increased by $141.7 million and $43.3 million, respectively. The growth in deposits in 2017 resulted from increased deposit balances from new and existing customers, as well as an increased utilization of brokered deposits. The Company used brokered deposits to fund part of its loan growth, reduce short-term borrowings, and to help maintain its desired interest rate risk position.

As previously noted, 30% of the Company’s deposit base is attributable to public fund entities which primarily represent customers in the Company’s geographic footprint. A shift in funding away from public fund deposits could require the Company to execute alternate funding plans under the Contingency Funding Plan discussed in further detail under “Liquidity Risk” below. The following table presents total deposits by portfolio segment as of December 31, 2018, 2017 and 2016:

(dollars in thousands)	2018		2017		2016
Retail	$1,588,225	39.3%	$1,530,368	38.2%	$1,388,637	38.8%
Commercial	1,075,419	26.6%	963,064	24.0%	884,178	24.7%
Public funds	1,215,533	30.0%	1,250,243	31.2%	1,206,920	33.8%
Core deposits	3,879,177	95.9%	3,743,675	93.4%	3,479,735	97.3%
Brokered deposits	164,888	4.1%	264,980	6.6%	98,177	2.7%
Total deposits	$4,044,065	100.0%	$4,008,655	100.0%	$3,577,912	100.0%

Borrowings

During 2018, average total short-term borrowings decreased by $63.9 million to $115.7 million, primarily due to a decrease in advances with the Federal Home Loan Bank of Indianapolis (“FHLBI”). Ending balances of total short-term borrowings increased $94.9 million during 2018 to $245.6 million, due to increases in FHLBI advances that typically increase at the end of the year. Short-term borrowings are used to fund short-term balance sheet growth due to the flexible nature of the financial instrument and allows the Company to prudently lend to commercial or retail borrowers when opportunities are presented.

During 2017, average total short-term borrowings increased by $91.3 million to $ 179.6 million, primarily due to an increase in advances with the FHLBI. Ending balances of total short-term borrowings decreased $79.4 million during 2017 to $150.7 million, due to decreases in FHLBI advances offset by increases in securities sold under agreements to repurchase and brokered certificates of deposit. Short-term borrowings are used to fund short-term balance sheet growth due to the flexible nature of the financial instrument and allows the Company to prudently lend to commercial or retail borrowers when opportunities are presented. In September of 2017, the Company raised $150.0 million in brokered deposits and repaid all outstanding short-term borrowings.

Capital

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and continuing growth in loans. The Company had a total risk-based capital ratio of 14.2%, a Tier I risk-based capital ratio of 13.1% and a common Tier 1 risk-based capital ratio of 12.4% as of December 31, 2018. These ratios met or exceeded the Federal Reserve’s “well-capitalized” minimums of 10.0%, 8.0% and 6.5%, respectively. The Company also had a Tier 1 leverage ratio of 11.4% and a tangible equity ratio of 10.6%. See Note 16 – Capital Requirements for more information.

The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 11.3% to $521.6 million as of December 31, 2018 from $468.6 million as of December 31, 2017. The Company earned $80.4 million in 2018 and $57.3 million in 2017. The Company declared cash dividends of $1.00 per share in 2018, which decreased equity by $25.3 million. The Company declared cash dividends of $0.85 per share in 2017, which decreased equity by $21.4 million. The change in accumulated other comprehensive income, largely due to changes in the fair values of available-for-sale securities, decreased equity by $5.3 million in 2018 compared to an increase of $1.7 million in 2017. The impact to equity due to other comprehensive income is not included in regulatory capital. Amortization of stock based compensation expense increased equity by $5.6 million in 2018 and $5.7 million in 2017.

On January 8, 2019, the Board of Directors authorized the purchase of up to $30,000,000 shares of the Company’s common stock, representing approximately 3.0% of the company’s issued and outstanding shares of common stock as of December 31, 2018. The Board authorized this stock repurchase plan based on the strength of the company’s balance sheet and capital position. The Board believes that a stock repurchase plan is an important tool that can be utilized to enhance long term shareholder value. Share repurchases may be made periodically as permitted by securities laws and other legal and regulatory requirements and will be subject to market conditions as well as other factors. The timing, price and quantity of purchases will be at the discretion of the corporation and the program may be discontinued or suspended at any time. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. If any share purchases are made, they will be made on or prior to December 31, 2019.

RISK MANAGEMENT

Overview

The Company, with the oversight of the Corporate Risk Committee of the Board, has developed a company-wide risk management program intended to help manage and mitigate the various business risks the Company is exposed to. Following is a discussion addressing the risks identified as most significant to the Company – Credit, Liquidity and Interest Rate or Market Risk. Item 7A. includes additional market risk discussion.

Credit Risk

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from lending and investment activities.

Investment Portfolio

The Company’s investment portfolio consists of Treasury securities, government agencies, and municipal bonds. During 2018, purchases in the securities portfolio consisted of primarily mortgage-backed securities and municipal bonds. As of December 31, 2018, the Company’s investment in mortgage-backed securities represented approximately 62% of total securities consisting of Collateralized Mortgage Obligations (“CMOs”), Commercial Mortgage-Backed Securities (“CMBSs”) and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company in 2018 were within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. The Company uses analytics provided by its third party portfolio advisor to evaluate and monitor all investments on a quarterly basis. Based upon these analytics as of December 31, 2018, the securities in the available for sale portfolio had approximately a 4.1 year effective duration with approximately a negative 13.96% change in market value in the event of a 300 basis point upward, instantaneous rate shock and an approximate positive 3.35% change in market value in the event of a 100 basis point downward, instantaneous rate shock. As of December 31, 2018, all mortgage-backed securities were performing in a manner consistent with management’s ALCO modeled expectations at time of purchase.

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

There were no loan concentrations within industries, which exceeded ten percent of total loans, except commercial real estate, manufacturing and agri-business. Commercial real estate was $1.570 billion, or 40.1% of total loans, manufacturing was $472.2 million, or 12.1% of total loans, and agri-business was $370.5 million, or 9.5% of total loans, at December 31, 2018. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its geographic market areas and to diverse industries.

The following is a summary of nonperforming loans as of December 31, 2018, 2017, 2016, 2015 and 2014.

(dollars in thousands)	2018	2017	2016	2015	2014
Commercial and industrial loans
Past due accruing loans (90 days or more)	$0	$0	$0	$0	$101
Nonaccrual loans(1)	3,818	4,922	2,224	5,109	4,230
Subtotal nonperforming loans	3,818	4,922	2,224	5,109	4,331
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	2,269	3,621	3,723	7,174	7,204
Subtotal nonperforming loans	2,269	3,621	3,723	7,174	7,204
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	283	282	283	471	486
Subtotal nonperforming loans	283	282	283	471	486
Other commercial loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	0	0	0	0	30
Subtotal nonperforming loans	0	0	0	0	30
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	0	6	53	0	29
Nonaccrual loans(1)	890	341	409	301	1,576
Subtotal nonperforming loans	890	347	462	301	1,605
Other consumer loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	0	235	0	0	51
Subtotal nonperforming loans	0	235	0	0	51
Total nonperforming loans	$7,260	$9,407	$6,692	$13,055	$13,707

 (1) Includes nonaccrual troubled debt restructured loans.

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate owned and repossessions, the total of which amounted to $7.6 million and $9.5 million at December 31, 2018 and 2017, respectively. As of December 31, 2018, management believed that there were no significant foreseeable losses relating to nonperforming assets, except as discussed below.

Loans for which the borrower appears to be unable or unwilling to repay its debt in full or on time and the collateral is insufficient to cover all principal and accrued interest, will be reclassified as nonperforming loans to the extent they are unsecured, on or before the date when the loan becomes 90 days delinquent, with the exception of small dollar other consumer loans which are not placed on nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued, all unpaid accrued interest is reversed and interest income is subsequently recorded only to the extent cash payments are received. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured.

Nonaccrual loans were 0.19% of total loans, at year end 2018 versus 0.25% of total loans, at year end 2017. There were 44 loans totaling $26.7 million classified as impaired as of December 31, 2018 versus 33 loans totaling $13.9 million at the end of 2017. The increase in impaired loans during 2018 resulted primarily from loan relationships categorized as substandard which had further downward migration in 2018 to impaired status. Total nonperforming loans were $7.3 million, or 0.19% of total loans, at year end 2018 versus $9.4 million, or 0.25% of total loans, at the end of 2017.

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

As of December 31, 2018 and 2017, all non-homogenous loans on nonaccrual status were also on impaired status. There were $26.7 million and $13.9 million of loans classified as impaired as of December 31, 2018 and 2017.

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced below market rates and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2018, there were 40 loans totaling $12.4 million renegotiated as troubled debt restructurings of which $7.2 million were modified in 2018. Of these loans, $4.4 million were included in nonaccrual loans in the previous table and the remaining $8.0 million were performing under their modified terms. As of December 31, 2017, there were 42 loans totaling $10.6 million renegotiated as troubled debt restructurings of which $3.9 million were modified in 2017. Of these loans, $7.7 million were included in nonaccrual loans in the previous table and the remaining $2.9 million were performing under their modified terms. The Company has no commitments to lend additional funds to any of the borrowers.

The following is a summary of the loan loss experience for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

(dollars in thousands)	2018	2017	2016	2015	2014
Amount of loans outstanding, net of deferred fees, December 31,	$3,914,745	$3,818,459	$3,470,927	$3,080,929	$2,762,320
Average daily loans outstanding during the year ended December 31,	$3,843,912	$3,610,908	$3,225,635	$2,885,568	$2,650,678
Allowance for loan losses, January 1,	$47,121	$43,718	$43,610	$46,262	$48,797
Loans charged-off:
Commercial and industrial loans	5,215	842	801	1,320	1,441
Commercial real estate and multi-family residential loans	491	406	566	1,114	2,560
Agri-business and agricultural loans	0	0	0	0	0
Other commercial loans	0	0	0	122	0
Consumer 1-4 family mortgage loans	48	53	478	362	439
Other consumer loans	357	259	210	255	245
Total loans charged-off	6,111	1,560	2,055	3,173	4,685
Recoveries of loans previously charged-off:
Commercial and industrial loans	752	1,053	461	216	914
Commercial real estate and multi-family residential loans	30	671	336	107	928
Agri-business and agricultural loans	42	23	19	20	20
Other commercial loans	0	0	0	0	0
Consumer 1-4 family mortgage loans	108	99	107	52	153
Other consumer loans	111	117	90	126	135
Total recoveries	1,043	1,963	1,013	521	2,150
Net loans charged-off	5,068	(403)	1,042	2,652	2,535
Provision for loan loss charged to expense	6,400	3,000	1,150	0	0
Balance, December 31,	$48,453	$47,121	$43,718	$43,610	$46,262

Ratio of net charge-offs during the period to average daily loans outstanding:
Commercial and industrial loans	0.11%	0.00%	0.01%	0.04%	0.02%
Commercial real estate and multi-family residential loans	0.01	(0.01)	0.01	0.03	0.06
Agri-business and agricultural loans	0.00	0.00	0.00	0.00	0.00
Other commercial loans	0.00	0.00	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	(0.00)	0.00	0.01	0.01	0.01
Other consumer loans	0.01	0.00	0.00	0.01	0.01
Total ratio of net charge-offs	0.13%	(0.01)%	0.03%	0.09%	0.10%
Ratio of allowance for loan losses to nonperforming loans	667.40%	500.91%	653.29%	334.05%	337.51%

The following is a summary of the allocation for loan losses as of December 31, 2018, 2017, 2016, 2015 and 2014.

(dollars in thousands)	2018	2017	2016	2015	2014
Allocated allowance for loan losses:
Commercial and industrial loans	$22,518	$21,097	$20,272	$21,564	$22,785
Commercial real estate and multi-family residential loans	15,393	14,714	13,452	12,473	14,153
Agri-business and agricultural loans	4,305	4,920	3,532	2,445	1,790
Other commercial loans	368	577	461	574	276
Consumer 1-4 family mortgage loans	2,292	2,768	2,827	3,395	3,459
Other consumer loans	283	379	387	319	483
Total allocated allowance for loan losses	45,159	44,455	40,931	40,770	42,946
Unallocated allowance for loan losses	3,294	2,666	2,787	2,840	3,316
Total allowance for loan losses	$48,453	$47,121	$43,718	$43,610	$46,262

At December 31, 2018, the allowance for loan losses was 1.24% of total loans outstanding, versus 1.23% of total loans outstanding at December 31, 2017. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

At December 31, 2018, on the basis of management’s review of the loan portfolio, the Company had 91 credits totaling $186.6 million on the classified loan list versus 95 credits totaling $171.7 million on December 31, 2017. As of December 31, 2018, the Company had $101.4 million of assets classified as Special Mention, $85.2 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $93.2 million, $78.5 million, $0 and $0, respectively at December 31, 2017.

Included in the classified loan amounts for December 31, 2018 above were the following troubled debt restructured loans: 17 mortgage loans totaling $1.2 million with total allocations of $194,000, and 23 commercial loans totaling $11.2 million with total allocations of $3.5 million. Included in the classified loan amounts for December 31, 2017 above were the following troubled debt restructured loans: 17 mortgage loans totaling $1.2 million with total allocations of $210,000, and 25 commercial loans totaling $9.5 million with total allocations of $2.1 million.

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

The allowance for loan losses increased 2.8%, or $1.3 million, from $47.1 million at December 31, 2017 to $48.5 million at December 31, 2018. Pooled loan allocations decreased $6.1 million from $41.2 million at December 31, 2017 to $35.1 million at December 31, 2018, which was due to a migration of commercial loans from substandard to impaired in the loan portfolio. This migration resulted in impaired loan allocations increasing $6.8 million from $3.2 million at December 31, 2017 to $10.0 million at December 31, 2018. This increase in specific allocations on impaired loans was primarily due to higher levels of impaired loans with similar reserve levels at 20-25% of impaired loans, which is determined based on collateral shortfalls of each individual loan. The unallocated component of the allowance for loan losses was $3.3 million at December 31, 2018, which was similar to $2.7 million reported at  December 31, 2017, and increased primarily due to growth in the loan portfolio. While general trends in credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions, including the risk of an economic downturn.

The Company has experienced growth in total loans over the last several years with growth of $96.3 million, or 2.5%, from December 31, 2017 to December 31, 2018 and $347.5 million, or 10.0%, from December 31, 2016 to December 31, 2017. The concentration of this loan growth was in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

Economic conditions in the Company’s markets are stable. Commercial real estate activity and manufacturing growth is continuing to occur in the Company’s market area. The Company’s continued growth strategy promotes diversification among industries, as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations.

Liquidity Risk

Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. Liquidity is monitored and closely managed by the ALCO Committee.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. The cash flow from the securities portfolio is expected to provide approximately $62.8 million of potential contingent funding in 2019.

The Company has approval of $1.863 billion in secondary funding sources available as of December 31, 2018, of which $334.9 million was utilized. The Company had $325.0 million of availability in federal funds lines with twelve correspondent banks, none of which was drawn on as of December 31, 2018. The Company has Board approval to borrow up to $800.0 million at the FHLB, but, given the Company’s current collateral structure and outstanding borrowings as of December 31, 2018, the Company could have only borrowed up to $85.6 million under this authority based on utilization of $170.0 million at December 31, 2018. The Company also has additional collateral that could be pledged to the FHLB of $204.1 million as of December 31, 2018 to generate additional liquidity. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $286.5 million given its current collateral structure at the Federal Reserve Bank discount window program and the terms of these facilities at December 31, 2018. The Company also has established relationships in the brokered time deposit and brokered money market sectors, as well as the CDARS One-Way Buy program, to access these funds when desired with settlement of funds in one to two weeks’ time.  Additionally, during 2018 the Bank become a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the Exchange that have approved the  Bank for an unsecured, overnight line.  These funds are only available if the approving banks have an ‘offer’ out to sell that day.  As of December 31, 2018, the total amount approved for Lake City Bank via AFX banks was $119.0 million and none was outstanding at year end.

The Company had all of its securities in the available for sale portfolio at December 31, 2018, allowing the Company maximum flexibility to sell securities to meet funding demands. Management believes the majority of the securities in the available for sale portfolio are of high quality and marketable. Approximately 63% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

The Company has a formalized Contingency Funding Plan (“CFP”). The Board and management recognize the importance of liquidity during times of normal operations and in times of stress. The CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, the Federal Reserve Bank, brokered deposits, certificates of deposit available from CDARS, repurchase agreements and Fed Funds. The CFP also addresses the Bank’s ability to liquidate its securities portfolio. The CFP at the Holding Company level establishes a minimum cash coverage limit of 2 times annual operating expenses; it also gives consideration to the possibility of establishing a holding company committed line of credit as well as the ability to transfer securities from the investment subsidiary of the Bank to the Company.

Further, the CFP identifies CFP team members and expressly details their respective roles. Potential risk scenarios are identified and the plan includes multiple scenarios, including short-term and long-term funding crisis situations. Under the long-term funding crisis, two additional scenarios are identified: a moderate risk scenario and a highly stressed scenario. The CFP details the responsibilities and the actions to be taken by the CFP team under each scenario. Quarterly reports to management and the Board under the CFP include an early warning indicator matrix and pro forma cash flows for the various scenarios.

The following table discloses information on the maturity of the Company’s contractual long-term obligations as of December 31, 2018.

	Payments Due by Period
		One year			After 5
(dollars in thousands)	Total	or less	1-3 years	3-5 years	years
Operating leases	$5,604	$553	$1,153	$1,106	$2,792
Pension and SERP plans	2,797	356	626	594	1,221
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long-term cash obligations	$39,329	$909	$1,779	$1,700	$34,941

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

The Company’s exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments. Off-balance sheet transactions are more fully discussed in Note 18 – Commitments, Off-Balance Sheet Risks and Contingencies.

The following table discloses information on the maturity of the Company’s commitments.

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
(dollars in thousands)	Committed	or less	year
Unused loan commitments	$1,656,388	$1,012,238	$644,150
Commercial letters of credit	3,245	3,245	0
Standby letters of credit	81,512	77,267	4,245
Total commitments and letters of credit	$1,741,145	$1,092,750	$648,395

Interest Rate Risk

Interest rate risk is the risk that the estimated fair value of the Company’s assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest earning assets on December 31, 2018 and using changes in the interest rate environment over a one-year period, the net interest margin could be expected to decline in a falling interest rate environment and increase in a rising interest rate environment. Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board.

During 2018 the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) raised interest rates by 25 basis points on four different occasions:  March, June, September and December.  The December increase ended the year with the target federal funds rate at a range of 2.25% to 2.50% and marked the ninth rate increase overall since liftoff in December 2015.  The FOMC indicated in December that “the labor market has continued to strengthen and economic activity has been rising at a strong rate”, while further stating that “household spending has continued to grow strongly, while growth of business fixed investment has moderated from its rapid pace earlier in the year”.  The updated economic projections released at the December meeting project two rate hikes in 2019 and one final hike in 2020.   Additionally, the longer run Fed median forecast for the federal funds rate was decreased by 2 basis points to 2.80%.   The Company’s yield on earning assets increased 46 basis points during 2018. Contributing to this increase was the impact of the four 25 basis point FOMC rate increases during the year as well as the asset sensitive balance sheet for the Company.  The commercial loan portfolio represents 88% of the total loan portfolio.  Approximately 65% of the commercial loan portfolio are variable rate loans which are primarily indexed to prime, 30 day LIBOR and FHLBI indices. The rate paid on deposit accounts and purchased funds increased 36 basis points for 2018 mainly due to increased rates paid on public fund accounts, including transactional accounts and time deposit accounts, as these accounts are typically higher priced and more sensitive to interest rates, as well as LIBOR-based funding in the form of subordinated debentures and increases to the rates paid on jumbo time deposits (non-public) due mainly to product pricing decisions driven by liquidity needs and competitive pricing pressure.

The combined result of the increase in the yield on earning assets and the increase in rates paid on deposits and purchased funds led to an increase in the net interest margin from 3.33% for 2017 to 3.43% for 2018. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2019 in response to economic conditions, the results of the current administration changes to economic policy and laws, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services.  In general, we expect loans to reprice quicker than deposits in a rising rate environment as quantified in the sensitivity to market rates table in Item 7A..

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

The following table provides information regarding the Company’s financial instruments that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company’s assumptions relative to the impact of interest-rate fluctuations on the prepayment of certain commercial, residential and home equity loans and mortgage-backed securities. Core deposits such as noninterest bearing deposits, interest-bearing checking, savings, money market deposits and securities sold under agreements to repurchase that have no contractual maturity, are shown based on management’s judgment and historical experience that indicates some portion of the balances are retained over time. Weighted-average variable rates are based upon rates existing at the reporting date.

	2018
	Principal/Notional Amount Maturing in:
								Fair
								Value
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2018
Rate sensitive assets:
Fixed interest rate loans	$540,165	$374,350	$231,403	$127,303	$59,435	$69,240	$1,401,896	$1,362,854
Average interest rate	4.47%	4.54%	4.53%	4.63%	4.69%	4.60%
Variable interest rate loans	$1,344,600	$339,961	$190,918	$132,997	$160,863	$343,510	$2,512,849	$2,480,842
Average interest rate	5.16%	5.11%	5.00%	5.08%	5.17%	5.30%
Total loans	$1,884,765	$714,311	$422,321	$260,300	$220,298	$412,750	$3,914,745	$3,843,696
Average interest rate	4.96%	4.81%	4.74%	4.86%	5.04%	5.18%
Fixed interest rate securities	$86,832	$68,118	$69,231	$59,361	$45,675	$261,009	$590,226	$584,142
Average interest rate	3.04%	2.72%	2.47%	2.68%	2.80%	3.06%
Variable interest rate securities	$369	$263	$197	$148	$110	$308	$1,395	$1,407
Average interest rate	5.53%	5.74%	5.74%	5.74%	5.74%	5.74%
Other interest-bearing assets	$24,632	$0	$0	$0	$0	$0	$24,632	$24,632
Average interest rate	2.10%	0.00%	0.00%	0.00%	0.00%	0.00%
Total earning assets	$1,996,598	$782,692	$491,749	$319,809	$266,083	$674,067	$4,530,998	$4,453,877
Average interest rate	4.84%	4.63%	4.42%	4.46%	4.66%	4.36%
Rate sensitive liabilities:
Noninterest bearing checking	$14,901	$0	$0	$2,330	$0	$929,607	$946,838	$946,838
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$125,104	$69,974	$51,119	$311,093	$35,568	$1,084,615	$1,677,473	$1,677,473
Average interest rate	0.97%	0.56%	0.58%	2.25%	0.61%	1.21%
Time deposits	$933,323	$383,254	$58,944	$27,978	$15,950	$305	$1,419,754	$1,424,553
Average interest rate	2.10%	2.05%	1.95%	2.14%	2.81%	1.36%
Total deposits	$1,073,328	$453,228	$110,063	$341,401	$51,518	$2,014,527	$4,044,065	$4,048,864
Average interest rate	1.94%	1.82%	1.31%	2.22%	1.28%	0.65%
Fixed interest rate borrowings	$170,000	$0	$0	$0	$0	$0	$170,000	$169,996
Average interest rate	2.52%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable interest rate borrowings	$5,379	$10,646	$6,679	$52,851	$0	$30,928	$106,483	$106,750
Average interest rate	0.80%	0.80%	0.80%	0.80%	0.00%	5.86%
Total funds	$1,248,707	$463,874	$116,742	$394,252	$51,518	$2,045,455	$4,320,548	$4,325,610
Average interest rate	1.67%	1.80%	1.28%	2.03%	1.28%	0.73%
Cumulative rate sensitivity gap	$747,891	$318,818	$375,007	$(74,443)	$214,565	$(1,371,388)
Cumulative rate sensitivity gap ratio	$747,891	$1,066,709	$1,441,716	$1,367,273	$1,581,838	$210,450
at December 31, 2018	159.9%	168.7%	421.2%	81.1%	516.5%	33.0%
at December 31, 2017	157.9%	189.8%	353.9%	73.0%	379.3%	32.5%

The Company utilizes computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company’s asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools: GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling, which are constructed, presented and monitored quarterly. Management believes that the Company’s liquidity and interest sensitivity position at December 31, 2018, remained adequate to meet the Company’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places a greater level of credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company’s management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2018 for the next 12 months using a scenario in which interest rates remained unchanged was a negative 3.04% of earning assets.

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

Results for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at December 31, 2018. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising	Rising	Rising	Rising
	Base	(100 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
(dollars in thousands)
Net interest income	$160,865	$149,428	$163,155	$165,406	$169,894	$178,776	$187,542
Variance from Base		$(11,437)	$2,290	$4,541	$9,029	$17,911	$26,677
Percent of change from Base		(7.11)%	1.42%	2.82%	5.61%	11.13%	16.58%

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

Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on “criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on “criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.”

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

We have served as the Company's auditor since 1983.

South Bend, Indiana
February 28, 2019

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2018	2017
ASSETS
Cash and due from banks	$192,290	$140,402
Short-term investments	24,632	35,778
Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	216,922	176,180

Securities available for sale (carried at fair value)	585,549	538,493
Real estate mortgage loans held for sale	2,293	3,346

Loans, net of allowance for loan losses of $48,453 and $47,121 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,866,292	3,771,338

Land, premises and equipment, net	58,097	56,466
Bank owned life insurance	77,106	75,879
Federal Reserve and Federal Home Loan Bank Stock	13,772	13,772
Accrued interest receivable	15,518	14,093
Goodwill	4,970	4,970
Other assets	34,735	28,439
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$4,875,254	$4,682,976

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$946,838	$885,622
Interest bearing deposits	3,097,227	3,123,033
Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4,044,065	4,008,655

Borrowings
Securities sold under agreements to repurchase	75,555	70,652
Federal Home Loan Bank advances	170,000	80,030
Subordinated debentures	30,928	30,928
Total borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	276,483	181,610

Accrued interest payable	10,404	6,311
Other liabilities	22,598	17,733
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4,353,550	4,214,309

Commitments, off-balance sheet risks and contingencies (Notes 1 and 18)

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,301,732 shares issued and 25,128,773 outstanding as of December 31, 2018
25,194,903 shares issued and 25,025,933 outstanding as of December 31, 2017	112,383	108,862
Retained earnings	419,179	363,794
Accumulated other comprehensive income (loss)	(6,191)	(670)
Treasury stock, at cost (2018 - 172,959 shares, 2017 - 168,970 shares)	(3,756)	(3,408)
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	521,615	468,578
Noncontrolling interest	89	89
Total equity	521,704	468,667
Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$4,875,254	$4,682,976

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2018	2017	2016
NET INTEREST INCOME
Interest and fees on loans
Taxable	$181,451	$150,295	$124,830
Tax exempt	814	729	462
Interest and dividends on securities
Taxable	9,717	9,218	9,421
Tax exempt	6,079	5,102	3,885
Interest on short-term investments	909	354	353
Total interest income	198,970	165,698	138,951

Interest on deposits	44,913	27,026	18,944
Interest on borrowings
Short-term	1,143	1,446	352
Long-term	1,643	1,334	1,174
Total interest expense	47,699	29,806	20,470

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	151,271	135,892	118,481

Provision for loan losses	6,400	3,000	1,150

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	144,871	132,892	117,331

NONINTEREST INCOME
Wealth advisory fees	6,344	5,481	4,805
Investment brokerage fees	1,458	1,273	1,010
Service charges on deposit accounts	15,831	13,696	12,013
Loan and service fees	9,291	7,900	7,681
Merchant and interchange fee income	2,461	2,279	2,098
Bank owned life insurance income	1,244	1,768	1,392
Other income	2,381	2,598	2,213
Mortgage banking income	1,150	982	1,586
Net securities gains (losses)	(50)	32	66
Total noninterest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	40,110	36,009	32,864

NONINTEREST EXPENSE
Salaries and employee benefits	48,353	45,306	41,656
Net occupancy expense	5,149	4,595	4,266
Equipment costs	5,243	4,629	3,850
Data processing fees and supplies	9,685	8,233	8,148
Corporate and business development	5,066	4,744	3,328
FDIC insurance and other regulatory fees	1,701	1,798	2,001
Professional fees	3,798	3,574	3,208
Other expense	7,042	6,388	6,521
Total noninterest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	86,037	79,267	72,978

INCOME BEFORE INCOME TAX EXPENSE	98,944	89,634	77,217
Income tax expense	18,533	32,304	25,133
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$80,411	$57,330	$52,084

BASIC WEIGHTED AVERAGE COMMON SHARES	25,288,533	25,181,208	25,056,095

BASIC EARNINGS PER COMMON SHARE	$3.18	$2.28	$2.08

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,727,831	25,663,381	25,460,727

DILUTED EARNINGS PER COMMON SHARE	$3.13	$2.23	$2.05

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

Years Ended December 31	2018	2017	2016
Net income	$80,411	$57,330	$52,084
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(7,339)	2,245	(7,238)
Reclassification adjustment for (gains)/losses included in net income	50	(32)	(66)
Net securities gain (loss) activity during the period	(7,289)	2,213	(7,304)
Tax effect	1,637	(707)	2,746
Net of tax amount	(5,652)	1,506	(4,558)
Defined benefit pension plans:
Net gain(loss) on defined benefit pension plans	269	97	(151)
Amortization of net actuarial loss	266	265	215
Net gain on activity during the period	535	362	64
Tax effect	(163)	(151)	(35)
Net of tax amount	372	211	29
Total other comprehensive income (loss), net of tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(5,280)	1,717	(4,529)
Comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$75,131	$59,047	$47,555

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2016	24,819,066	$99,123	$294,002	$2,142	$(2,455)	$392,812

Net income			52,084			52,084
Other comprehensive income (loss), net of tax				(4,529)		(4,529)
Comprehensive income (loss)						47,555
Cash dividends declared, $0.73 per share			(18,213)			(18,213)
Treasury shares purchased under deferred
directors' plan	(14,811)	458			(458)	0
Stock activity under equity incentive plans	133,646	614				614
Stock based compensation expense		4,210				4,210
Fractional shares retired due to 3-for-2 stock split	(36)
Balance at December 31, 2016	24,937,865	$104,405	$327,873	$(2,387)	$(2,913)	$426,978
Net income			57,330			57,330
Other comprehensive income (loss), net of tax				1,717		1,717
Comprehensive income (loss)						59,047
Cash dividends declared, $0.85 per share			(21,409)			(21,409)
Treasury shares purchased under deferred
directors' plan	(10,748)	495			(495)	0
Stock activity under equity incentive plans	98,816	(1,736)				(1,736)
Stock based compensation expense		5,698				5,698
Balance at December 31, 2017	25,025,933	$108,862	$363,794	$(670)	$(3,408)	$468,578
Adoption of ASU 2018-02 (See Note 1)			173	(173)		0
Adoption of ASU 2014-09 (See Note 1)			24			24
Adoption of ASU 2016-01 (See Note 1)			68	(68)		0
Net income			80,411			80,411
Other comprehensive income (loss), net of tax				(5,280)		(5,280)
Comprehensive income (loss)						75,131
Cash dividends declared, $1.00 per share			(25,291)			(25,291)
Treasury shares purchased under deferred
directors' plan	(9,625)	463			(463)	0
Treasury shares sold and distributed under deferred
directors' plan	5,636	(115)			115	0
Stock activity under equity incentive plans	106,829	(2,435)				(2,435)
Stock based compensation expense		5,608				5,608
Balance at December 31, 2018	25,128,773	$112,383	$419,179	$(6,191)	$(3,756)	$521,615

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2018	2017	2016
Cash flows from operating activities:
Net income	$80,411	$57,330	$52,084
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,654	5,119	4,229
Provision for loan losses	6,400	3,000	1,150
Net loss on sale and write down of other real estate owned	16	12	17
Amortization of loan servicing rights	503	599	598
Loans originated for sale	(49,816)	(54,188)	(69,998)
Net gain on sales of loans	(1,713)	(1,749)	(2,047)
Proceeds from sale of loans	51,715	57,621	68,692
Net loss on sale of premises and equipment	1	79	160
Net (gain) loss on sales and calls of securities available for sale	50	(32)	(66)
Net securities amortization	3,177	3,114	2,860
Stock based compensation expense	5,608	5,698	4,210
Earnings on life insurance	(1,244)	(1,768)	(1,392)
Gain on life insurance	(206)	0	0
Tax benefit of stock award issuances	(761)	(964)	(669)
Net change:
Interest receivable and other assets	(3,301)	787	(1,386)
Interest payable and other liabilities	8,481	2,584	3,757
Total adjustments	24,564	19,912	10,115
Net cash from operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	104,975	77,242	62,199
Cash flows from investing activities:
Proceeds from sale of securities available for sale	15,302	40,877	12,095
Proceeds from maturities, calls and principal paydowns of
securities available for sale	53,817	61,745	69,343
Purchases of securities available for sale	(126,551)	(139,252)	(116,196)
Purchase of life insurance	(423)	(580)	(3,390)
Net increase in total loans	(101,670)	(347,217)	(391,145)
Proceeds from sales of land, premises and equipment	461	10	28
Purchases of land, premises and equipment	(7,968)	(9,582)	(9,825)
Purchase of Federal Home Loan Bank Stock	0	(2,250)	(3,854)
Proceeds from sales of other real estate owned	21	199	136
Proceeds from life insurance	569	0	360
Net cash from investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(166,442)	(396,050)	(442,448)
Cash flows from financing activities:
Net increase in total deposits	35,410	430,743	394,491
Net increase/(decrease) in short-term borrowings	174,903	100,607	(19,577)
Proceeds on long-term borrowings	0	95,000	180,000
Payments on long-term borrowings	(80,030)	(275,002)	(70,002)
Common dividends paid	(25,278)	(21,396)	(18,200)
Preferred dividends paid	(13)	(13)	(13)
Proceeds (Payments) related to equity incentive plans	(2,435)	(1,736)	614
Purchase of treasury stock	(463)	(495)	(458)
Sales of treasury stock	115	0	0
Net cash from financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	102,209	327,708	466,855
Net change in cash and cash equivalents	40,742	8,900	86,606
Cash and cash equivalents at beginning of the year	176,180	167,280	80,674
Cash and cash equivalents at end of the year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$216,922	$176,180	$167,280
Cash paid during the year for:
Interest	$43,606	$29,171	$18,567
Income taxes	19,033	29,120	21,613
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	316	88	105
Security purchased not settled	0	0	1,459
Property transferred to held for sale	221	0	0

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

The Company provides financial services through the Bank, a full-service commercial bank with 49 branch offices in fifteen counties in Northern and Central Indiana with its 50th branch that opened in downtown Indianapolis in January 2019. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as internet business banking and on-line treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

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

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or overestimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities which are included in other assets, the entire amount of impairment is recognized through earnings.

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

The recorded investment in loans is the loan balance net of unamortized net deferred loan fees and costs less unamortized net deferred loan fees. The total amount of accrued interest on loans as of December 31, 2018 and 2017 was $11.8 million and $11.0 million.

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

Investments in Limited Partnerships:

The Company enters into and invests in limited partnerships in order to invest in affordable housing projects for the primary purpose of obtaining available tax benefits. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2018 and 2017 were $7.0 million and $5.3 million, respectively and are included with other assets in the consolidated balance sheet. The Company also has a commitment to fund an additional $2.1 million at December 31, 2018 in two of the limited partnerships compared to $1.0 million at December 31, 2017, which is included with other liabilities in the consolidated balance sheet.

Foreclosed Assets:

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2018 and 2017, the balance of other real estate owned was $316,000 and $40,000 and are included with other assets on the consolidated balance sheet.

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

The carrying value of mortgage servicing rights, which is included with other assets in the consolidated balance sheet, was $3.3 million and $3.0 million as of December 31, 2018 and 2017.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $343.5 million and $344.4 million at December 31, 2018 and 2017. Custodial escrow balances maintained in connection with serviced loans were $1.6 million and $1.5 million at year end 2018 and 2017.

Servicing fee income/(loss), which is included in loan and service fees on the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal amount of the loan and are recorded as income when earned. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $1.1 million, $1.0 million and $987,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

The notional amount of the combined interest rate swaps with customers and counterparties at December 31, 2018 and 2017 was $258.0 million and $229.6 million. The fair value of the interest rate swap asset was $3.9 million and $2.4 million and the fair value of the interest rate swap liability was $4.0 million and $2.6 million, respectively at December 31, 2018 and 2017.

Bank Owned Life Insurance:

At December 31, 2018 and 2017, the Company owned $73.9 million and $73.0 million of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2018 and 2017, the Company also owned $3.2 million and $2.9 million, respectively, of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2018 and 2017 include 172,959 and 168,970 shares, respectively, of Company common stock that has been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

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

Restrictions on Cash:

The Company was required to have $6.4 million and $10.5 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2018 and 2017, respectively. The Company met this requirement both years.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of New Accounting Standards:

 The Company accounts for revenue in accordance with ASU No. 2014-09, “Revenue from Contracts with Customers” and all the subsequent amendments to the ASU (collectively “ASC 606”), which the Company adopted on January 1, 2018, using the modified retrospective approach. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net increase to opening retained earnings of $24,000 as of January 1, 2018 due to the cumulative impact of adopting ASC 606. Revenue is split between net interest income and noninterest income at a ratio of approximately 80% to 20%, respectively. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. The Company’s services that fall within ASC 606 are presented in noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

The income statement impact of adopting ASC 606 for the year ended December 31, 2018 is outlined below:

	For the year ended December 31, 2018
	As reported	Under legacy GAAP	Impact of ASC 606
Noninterest income
Loan and service fees	$9,291	$8,520	$771
Other income	2,381	2,625	(244)
Total	$11,672	$11,145	$527

Noninterest expense
Data processing fees and supplies	9,685	9,158	527
Total	$9,685	$9,158	$527

Net Impact	$1,987	$1,987	$0

Net income	$80,411	$80,411	$0
Comprehensive income	75,131	75,131	0

Basic earnings per share	$3.18	$3.18	$0
Diluted earnings per share	3.13	3.13	0

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-01, “Financial Instruments”, which amended existing accounting guidance related to the recognition and measurement of financial assets and financial liabilities. These amendments make targeted improvements to U.S. GAAP as follows:  (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. (3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. (8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This guidance was effective beginning January 1, 2018. Adopting this standard resulted in a credit to retained earnings for the reclassification in the amount of $68,000.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item that includes the service cost. The guidance was effective beginning January 1, 2018. As a result of the applicable plans being frozen April 1, 2000, there was no service cost recognized for the years ended December 31, 2018 and 2017. All other components of cost were recorded in other expense under noninterest expenses on the Consolidated Statements of Income for all periods presented. Adopting this standard did not have a significant impact on the Company's financial condition or results of operations.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU required a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act of 2017. The amount reclassified was the difference between the historical corporate income tax rate and the new 21% federal corporate income tax rate. The new guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company elected to early adopt the guidance during the first quarter of 2018, and recorded a credit to retained earnings for the reclassification in the amount of $173,000 during the first quarter.

Newly Issued But Not Yet Effective Accounting Standards:

In February 2016, the FASB issued new accounting guidance related to leases. This update, effective for the Company beginning January 1, 2019, will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company currently has approximately $5.5 million of lease obligations that would come on balance sheet as both assets and liabilities upon adoption of this accounting standard.

In June 2016, the FASB issued guidance related to credit losses on financial instruments. This update will change the accounting for credit losses on loans and debt securities. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods. This guidance is effective for public business entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. The Company has formed a cross-functional committee that has evaluated existing technology and other solutions for calculating losses under this new standard, selected a vendor to validate data currently loaded in the technology solution selected, and reviewed the validation assessment report. The committee is continuing to evaluate the various methods available for calculating the credit losses, including but not limited to discounted cash flows, migration, probability of default/loss given default and vintage. Management expects to recognize credit losses earlier upon adoption of this accounting standard and the expected credit loss model than it has historically done under the current incurred credit loss model.  Management will be calculating credit losses for internal purposes in accordance with the new standard during 2019, in order to evaluate the impact of adopting this new accounting standard on our financial statements.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities.” This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Concerns were raised that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. There is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company adopted this new accounting standard on January 1, 2019.  The effect of adoption was a reduction in retained earnings of approximately $1.3 million, net of tax, to reflect the acceleration of amortization of premiums on debt securities.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The purpose of this updated guidance is to better align a company's financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. Adopting this standard did not have an impact on the Company’s financial condition or results of operations.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
2018
U.S. Treasury securities	$994	$0	$(7)	$987
U.S. government sponsored agencies	4,435	0	(85)	4,350
Mortgage-backed securities: residential	329,516	1,392	(5,496)	325,412
Mortgage-backed securities: commercial	38,712	0	(571)	38,141
State and municipal securities	217,964	1,403	(2,708)	216,659
Total	$591,621	$2,795	$(8,867)	$585,549

2017
U.S. Treasury securities	$992	$5	$0	$997
U.S. government sponsored agencies	5,191	0	(69)	5,122
Mortgage-backed securities: residential	314,650	2,099	(2,975)	313,774
Mortgage-backed securities: commercial	44,208	75	(72)	44,211
State and municipal securities	172,375	2,990	(976)	174,389
Total	$537,416	$5,169	$(4,092)	$538,493

NOTE 2 – SECURITIES (continued)

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of December 31, 2018 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,540	$2,541
Due after one year through five years	22,363	22,522
Due after five years through ten years	32,702	32,656
Due after ten years	165,788	164,277
	223,393	221,996
Mortgage-backed securities	368,228	363,553
Total debt securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$591,621	$585,549

Security proceeds, gross gains and gross losses for 2018, 2017 and 2016 were as follows:

(dollars in thousands)	2018	2017	2016
Sales of securities available for sale
Proceeds	$15,302	$40,877	$12,095
Gross gains	21	267	83
Gross losses	(71)	(235)	(17)
Number of securities	29	50	15

Securities with carrying values of $164.7 million and $171.1 million were pledged as of December 31, 2018 and 2017, as collateral for securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of December 31, 2018 and 2017 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2018
U.S. Treasury securities	$0	$0	$987	$7	$987	$7
U.S. government sponsored agencies	0	0	4,350	85	4,350	85
Mortgage-backed securities: residential	11,619	12	217,182	5,484	228,801	5,496
Mortgage-backed securities: commercial	0	0	38,141	571	38,141	571
State and municipal securities	26,229	124	85,982	2,584	112,211	2,708
Total temporarily impaired	$37,848	$136	$346,642	$8,731	$384,490	$8,867

2017
U.S. government sponsored agencies	$2,353	$6	$2,769	$63	$5,122	$69
Mortgage-backed securities: residential	142,834	1,412	59,024	1,563	201,858	2,975
Mortgage-backed securities: commercial	23,505	72	0	0	23,505	72
State and municipal securities	8,585	47	49,552	929	58,137	976
Total temporarily impaired	$177,277	$1,537	$111,345	$2,555	$288,622	$4,092

NOTE 2 – SECURITIES (continued)

The number of securities with unrealized losses as of December 31, 2018 and 2017 is presented below.

	Less than	12 months
	12 months	or more	Total
2018
U.S. Treasury securities	0	1	1
U.S. government sponsored agencies	0	2	2
Mortgage-backed securities: residential	5	84	89
Mortgage-backed securities: commercial	0	9	9
State and municipal securities	35	111	146
Total temporarily impaired	40	207	247

2017
U.S. government sponsored agencies	1	1	2
Mortgage-backed securities: residential	46	21	67
Mortgage-backed securities: commercial	5	0	5
State and municipal securities	17	62	79
Total temporarily impaired	69	84	153

There were no debt securities with credit losses recognized in income during 2018, 2017 or 2016.

Ninety-nine percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are rated above investment grade, except for certain non-local or local municipal securities, which are not rated. For the government, government-sponsored agency and municipal securities, management did not have concerns of credit losses and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell and it is more likely than not that it will not be required to sell these securities before the recovery of their amortized cost basis.

The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, it is management’s current intent and ability to hold them until a recovery in fair value or maturity.

NOTE 3 – LOANS

Total loans outstanding as of the years ended December 31, 2018 and 2017 consisted of the following:

(dollars in thousands)	2018	2017
Commercial and industrial loans:
Working capital lines of credit loans	$690,620	$743,609
Non-working capital loans	714,759	675,072
Total commercial and industrial loans	1,405,379	1,418,681

Commercial real estate and multi-family residential loans:
Construction and land development loans	266,805	224,474
Owner occupied loans	586,325	538,603
Nonowner occupied loans	520,901	508,121
Multi-family loans	195,604	173,715
Total commercial real estate and multi-family residential loans	1,569,635	1,444,913

Agri-business and agricultural loans:
Loans secured by farmland	177,503	186,437
Loans for agricultural production	193,010	196,404
Total agri-business and agricultural loans	370,513	382,841

Other commercial loans	95,657	124,076
Total commercial loans	3,441,184	3,370,511

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	185,822	179,302
Open end and junior lien loans	187,030	181,865
Residential construction and land development loans	16,226	13,478
Total consumer 1-4 family mortgage loans	389,078	374,645

Other consumer loans	86,064	74,369
Total consumer loans	475,142	449,014
Total loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,916,326	3,819,525
Less: Allowance for loan losses	(48,453)	(47,121)
Net deferred loan fees	(1,581)	(1,066)
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$3,866,292	$3,771,338

The recorded investment in loans does not include accrued interest.

The Company had $586,000 and $47,000 in residential real estate loans in process of foreclosure as of December 31, 2018 and 2017, respectively.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity and balance in the allowance for loan losses by portfolio segment for the year ended December 31, 2018, 2017 and 2016:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2018
Beginning balance	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121
Provision for loan losses	5,884	1,140	(657)	(209)	(536)	150	628	6,400
Loans charged-off	(5,215)	(491)	0	0	(48)	(357)	0	(6,111)
Recoveries	752	30	42	0	108	111	0	1,043
Net loans charged-off/(recovered)	(4,463)	(461)	42	0	60	(246)	0	(5,068)
Ending balance	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2017
Beginning balance	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718
Provision for loan losses	614	997	1,365	116	(105)	134	(121)	3,000
Loans charged-off	(842)	(406)	0	0	(53)	(259)	0	(1,560)
Recoveries	1,053	671	23	0	99	117	0	1,963
Net loans charged-off/(recovered)	211	265	23	0	46	(142)	0	403
Ending balance	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2016
Beginning balance	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610
Provision for loan losses	(952)	1,209	1,068	(113)	(197)	188	(53)	1,150
Loans charged-off	(801)	(566)	0	0	(478)	(210)	0	(2,055)
Recoveries	461	336	19	0	107	90	0	1,013
Net loans charged-off/(recovered)	(340)	(230)	19	0	(371)	(120)	0	(1,042)
Ending balance	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following tables present balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and 2017:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,552	$921	$73	$0	$457	$26	$0	$10,029
Collectively evaluated for impairment	13,966	14,472	4,232	368	1,835	257	3,294	38,424
Total ending allowance balance	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453

Loans:
Loans individually evaluated for impairment	$19,734	$4,266	$433	$0	$2,240	$44	$0	$26,717
Loans collectively evaluated for impairment	1,385,604	1,562,899	370,174	95,520	388,053	85,778	0	3,888,028
Total ending loans balance	$1,405,338	$1,567,165	$370,607	$95,520	$390,293	$85,822	$0	$3,914,745

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,067	$795	$0	$0	$310	$44	$0	$3,216
Collectively evaluated for impairment	19,030	13,919	4,920	577	2,458	335	2,666	43,905
Total ending allowance balance	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121

Loans:
Loans individually evaluated for impairment	$6,979	$4,802	$283	$0	$1,756	$50	$0	$13,870
Loans collectively evaluated for impairment	1,411,648	1,438,219	382,643	123,922	374,013	74,144	0	3,804,589
Total ending loans balance	$1,418,627	$1,443,021	$382,926	$123,922	$375,769	$74,194	$0	$3,818,459

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$3,284	$1,889	$0
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,773	1,527	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	583	502	0
Open end and junior lien loans	220	220	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	9,691	6,694	2,602
Non-working capital loans	11,099	11,151	5,950
Commercial real estate and multi-family residential loans:
Construction and land development loans	291	291	142
Owner occupied loans	2,938	2,448	779
Agri-business and agricultural loans:
Loans secured by farmland	150	150	73
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,517	1,518	457
Other consumer loans	45	44	26
Total	$32,194	$26,717	$10,029

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$491	$491	$0
Non-working capital loans	2,973	1,579	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	88	88	0
Owner occupied loans	2,558	2,310	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	636	570	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,617	1,617	667
Non-working capital loans	3,292	3,292	1,400
Commercial real estate and multi-family residential loans:
Construction and land development loans	827	827	350
Owner occupied loans	1,577	1,577	445
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	950	950	269
Open end and junior lien loans	235	236	41
Other consumer loans	50	50	44
Total	$15,897	$13,870	$3,216

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2018:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$785	$26	$23
Non-working capital loans	1,862	74	68
Commercial real estate and multi-family residential loans:
Construction and land development loans	58	5	4
Owner occupied loans	2,291	36	37
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	521	13	12
Open end and junior lien loans	205	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,307	74	12
Non-working capital loans	5,328	138	81
Commercial real estate and multi-family residential loans:
Construction and land development loans	453	26	29
Owner occupied loans	1,631	9	1
Agri-business and agricultural loans:
Loans secured by farmland	12	1	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,214	37	36
Open end and junior lien loans	38	0	0
Other consumer loans	47	3	3
Total	$18,035	$442	$306

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$407	$46	$39
Non-working capital loans	1,341	57	51
Commercial real estate and multi-family residential loans:
Construction and land development loans	110	5	5
Owner occupied loans	2,349	17	15
Nonowner occupied loans	3,009	294	284
Agri-business and agricultural loans:
Loans secured by farmland	287	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	293	9	8
Open end and junior lien loans	103	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,083	17	17
Non-working capital loans	5,715	103	103
Commercial real estate and multi-family residential loans:
Construction and land development loans	69	5	0
Owner occupied loans	1,664	3	2
Agri-business and agricultural loans:
Loans secured by farmland	2	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,006	25	22
Open end and junior lien loans	80	0	0
Other consumer loans	52	3	3
Total	$18,570	$584	$549

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$331	$15	$14
Non-working capital loans	996	16	13
Commercial real estate and multi-family residential loans:
Construction and land development loans	114	10	10
Owner occupied loans	2,555	3	3
Nonowner occupied loans	4,732	292	286
Multifamily loans	8	0	0
Agri-business and agricultural loans:
Loans secured by farmland	393	0	0
Loans for ag production	677	5	4
Other commercial loans	1	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	91	2	2
Open end and junior lien loans	58	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,199	33	30
Non-working capital loans	4,685	151	151
Commercial real estate and multi-family residential loans:
Construction and land development loans	186	0	0
Owner occupied loans	1,143	3	3
Nonowner occupied loans	19	0	0
Multifamily loans	256	12	11
Agri-business and agricultural loans:
Other commercial loans	8	0	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,392	36	34
Open end and junior lien loans	166	0	0
Other consumer loans	57	4	4
Total	$19,067	$582	$566

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans:

			Greater than
		30-89	90 Days Past		Total Past
	Loans Not	Days	Due and Still		Due and
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$684,191	$4,328	$0	$2,245	$6,573	$690,764
Non-working capital loans	709,629	3,368	0	1,577	4,945	714,574
Commercial real estate and multi-family
residential loans:
Construction and land development loans	265,544	0	0	0	0	265,544
Owner occupied loans	583,214	486	0	2,269	2,755	585,969
Nonowner occupied loans	520,431	57	0	0	57	520,488
Multi-family loans	195,164	0	0	0	0	195,164
Agri-business and agricultural loans:
Loans secured by farmland	177,080	150	0	283	433	177,513
Loans for agricultural production	193,094	0	0	0	0	193,094
Other commercial loans	95,520	0	0	0	0	95,520
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	183,420	1,370	0	671	2,041	185,461
Open end and junior lien loans	188,320	98	0	220	318	188,638
Residential construction loans	16,194	0	0	0	0	16,194
Other consumer loans	85,654	168	0	0	168	85,822
Total	$3,897,455	$10,025	$0	$7,265	$17,290	$3,914,745

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 by class of loans:

			Greater than
		30-89	90 Days Past		Total Past
	Loans Not	Days	Due and Still		Due and
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$742,205	$11	$0	$1,459	$1,470	$743,675
Non-working capital loans	671,490	0	0	3,462	3,462	674,952
Commercial real estate and multi-family
residential loans:
Construction and land development loans	215,713	8,000	0	0	8,000	223,713
Owner occupied loans	534,648	0	0	3,620	3,620	538,268
Nonowner occupied loans	507,696	0	0	0	0	507,696
Multi-family loans	173,100	244	0	0	244	173,344
Agri-business and agricultural loans:
Loans secured by farmland	186,160	0	0	283	283	186,443
Loans for agricultural production	196,483	0	0	0	0	196,483
Other commercial loans	123,922	0	0	0	0	123,922
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	177,410	1,183	6	342	1,531	178,941
Open end and junior lien loans	183,056	89	0	236	325	183,381
Residential construction loans	13,447	0	0	0	0	13,447
Other consumer loans	74,102	92	0	0	92	74,194
Total	$3,799,432	$9,619	$6	$9,402	$19,027	$3,818,459

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $3.7 million and $2.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2018 and 2017. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

(dollars in thousands)	2018	2017
Accruing troubled debt restructured loans	$8,016	$2,893
Nonaccrual troubled debt restructured loans	4,384	7,750
Total troubled debt restructured loans	$12,400	$10,643

    During the year ending December 31, 2018, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

Additional concessions were granted to borrowers during 2018 with previously identified troubled debt restructured loans. There were three commercial real estate loans with recorded investments totaling $1.3 million and three commercial and industrial loans with recorded investments totaling $1.4 million where the collateral value and/or cash flows do not support those loans. The other three loans are to borrowers for investments in land for residential development which have not had sales activity to support loans with a recorded investments totaling $593,000. These troubled debt restructured loans with additional concessions increased the allowance by $189,000 and resulted in no charge-offs for year ending December 31, 2018. These concessions are not included in the table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the year ending December 31, 2018:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	$600	$600	1	0
Non-working capital loans	7	4,628	4,628	7	0-6
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	1	824	824	1	12
Owner occupied loans	2	933	933	2	12
Consumer 1-4 family loans:
Closed end first mortgage loans	1	198	197	1	239
Total	12	$7,183	$7,182	12	0-239

For the period ending December 31, 2018, the commercial real estate and multi-family residential troubled debt restructurings described above decreased the allowance for loan losses by $207,000, and resulted in no charge-offs.  The commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $1.6 million, and resulted in $1.6 million of charge-offs for the year ending December 31, 2018. All other troubled debt restructurings described above had no impact to the allowance and no charge-offs were recorded for the year ending December 31, 2018.

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the year ending December 31, 2017:

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

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans by class modified as new troubled debt restructurings that occurred during the year ending December 31, 2016:

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

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31, 2018, 2017, and 2016. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard consumer loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$618,612	$43,240	$28,563	$0	$349	$690,764
Non-working capital loans	664,787	15,992	27,548	0	6,247	714,574
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	264,900	353	291	0	0	265,544
Owner occupied loans	541,734	21,864	22,371	0	0	585,969
Nonowner occupied loans	517,356	2,491	641	0	0	520,488
Multi-family loans	194,948	216	0	0	0	195,164
Agri-business and agricultural loans:
Loans secured by farmland	166,623	9,107	1,783	0	0	177,513
Loans for agricultural production	183,189	8,155	1,750	0	0	193,094
Other commercial loans	95,516	0	0	0	4	95,520
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	54,879	0	2,021	0	128,561	185,461
Open end and junior lien loans	8,810	0	220	0	179,608	188,638
Residential construction loans	0	0	0	0	16,194	16,194
Other consumer loans	12,700	0	44	0	73,078	85,822
Total	$3,324,054	$101,418	$85,232	$0	$404,041	$3,914,745

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$688,748	$33,337	$21,350	$0	$240	$743,675
Non-working capital loans	624,275	20,171	25,834	0	4,672	674,952
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	222,445	441	827	0	0	223,713
Owner occupied loans	496,231	19,361	22,676	0	0	538,268
Nonowner occupied loans	505,033	1,970	693	0	0	507,696
Multi-family loans	173,100	244	0	0	0	173,344
Agri-business and agricultural loans:
Loans secured by farmland	174,118	7,988	4,337	0	0	186,443
Loans for agricultural production	185,772	9,716	995	0	0	196,483
Other commercial loans	123,917	0	0	0	5	123,922
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	52,301	0	1,520	0	125,120	178,941
Open end and junior lien loans	8,259	0	236	0	174,886	183,381
Residential construction loans	0	0	0	0	13,447	13,447
Other consumer loans	18,642	0	50	0	55,502	74,194
Total	$3,272,841	$93,228	$78,518	$0	$373,872	$3,818,459

NOTE 5 – FAIR VALUE

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

The Company’s Finance Department, which is responsible for all accounting and SEC compliance, and the Company’s Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that determine the Company’s valuation policies and procedures. Both of these areas report directly to the Executive Vice President and Chief Financial Officer of the Company. For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two departments and the Executive Vice President and Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration. If there are assets or liabilities that are determined to be Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the Board are made aware of such assets at their next scheduled meeting.

Securities pricing is obtained on securities from a third party pricing service and all security prices are tested annually against prices from another third party provider and reviewed with a market value price tolerance variance that varies by sector:  municipal securities +/- 5%, government mbs/cmo +/- 3% and U.S. treasuries +/-1%. If any securities fall outside the tolerance threshold and have a variance of $100,000 or more, a determination of materiality is made for the amount over the threshold. Any security that would have a material threshold difference would be further investigated to determine why the variance exists and if any action is needed concerning the security pricing for that individual security. Changes in market value are reviewed monthly in aggregate by security type and any material differences are reviewed to determine why they exist. At least annually, the pricing methodology of the pricing service is received and reviewed to support the fair value levels used by the Company. A detailed pricing evaluation is requested and reviewed on any security determined to be fair valued using unobservable inputs by the pricing service.

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

NOTE 5 – FAIR VALUE (continued)

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

Mortgage servicing rights:  As of December 31, 2018, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $4.4 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 3.91%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2018, the constant prepayment speed (“PSA”) used was 81 and discount rate used was 9.4%. At December 31, 2017, the PSA used was 123 and the discount rate used was 9.4%.

At December 31, 2018, the sensitivity of the current fair value of MSRs to an immediate 10% and 20% adverse change in the PSA and discount rate was ($94,000) and ($183,000), respectively for the PSA, and was ($186,000) and ($358,000), respectively for the discount rate. These sensitivities are hypothetical and should not be relied upon. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the value of the MSR is calculated without changing any other assumption; however, in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

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

NOTE 5 – FAIR VALUE (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$987	$0	$0	$987
U.S. government sponsored agency securities	0	4,350	0	4,350
Mortgage-backed securities: residential	0	325,412	0	325,412
Mortgage-backed securities: commercial	0	38,141	0	38,141
State and municipal securities	0	216,509	150	216,659
Total Securities	987	584,412	150	585,549
Mortgage banking derivative	0	95	0	95
Interest rate swap derivative	0	3,869	0	3,869
Total assets	$987	$588,376	$150	$589,513

Liabilities
Mortgage banking derivative	0	23	0	23
Interest rate swap derivative	0	4,025	0	4,025
Total liabilities	$0	$4,048	$0	$4,048

	December 31, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$997	$0	$0	$997
U.S. government sponsored agency securities	0	5,122	0	5,122
Mortgage-backed securities: residential	0	313,774	0	313,774
Mortgage-backed securities: commercial	0	44,211	0	44,211
State and municipal securities	0	173,509	880	174,389
Total Securities	997	536,616	880	538,493
Mortgage banking derivative	0	136	0	136
Interest rate swap derivative	0	2,441	0	2,441
Total assets	$997	$539,193	$880	$541,070

Liabilities
Mortgage banking derivative	0	3	0	3
Interest rate swap derivative	0	2,562	0	2,562
Total liabilities	$0	$2,565	$0	$2,565

There were no transfers between Level 1 and Level 2 during 2018 and 2017.

NOTE 5 – FAIR VALUE (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

	State and Municipal Securities
(dollars in thousands)	2018	2017
Balance of recurring Level 3 assets at January 1	$880	$670
Transfers into Level 3	0	325
Changes in fair value of securities
included in other comprehensive income	(10)	(10)
Principal payments	(720)	(105)
Sales	0	0
Balance of recurring Level 3 assets at December 31	$150	$880

The state and municipal securities measured at fair value included below are nonrated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
				Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2018	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$150	Price to type, par, call	Discount to benchmark index	0-1%
				(0.17%)

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

NOTE 5 – FAIR VALUE (continued)

The table below presents the amount of assets measured at fair value on a nonrecurring basis:

	December 31, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$4,092	$4,092
Non-working capital loans	0	0	4,967	4,967
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	148	148
Owner occupied loans	0	0	1,669	1,669
Agri-business and agricultural loans:
Loans secured by farmland	0	0	77	77
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	553	553
Total impaired loans	$0	$0	$11,506	$11,506
Other real estate owned	0	0	316	316
Total assets	$0	$0	$11,822	$11,822

The table below presents the amount of assets measured at fair value on a nonrecurring basis:

	December 31, 2017
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$934	$934
Non-working capital loans	0	0	1,693	1,693
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	477	477
Owner occupied loans	0	0	1,133	1,133
Consumer 1-4 family mortgage loans:
Open end and junior lien loans	0	0	195	195
Total impaired loans	$0	$0	$4,432	$4,432
Other real estate owned	0	0	0	0
Total assets	$0	$0	$4,432	$4,432

NOTE 5 – FAIR VALUE (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2018:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$9,059	Collateral based	Discount to reflect	48%	4%-100%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,817	Collateral based	Discount to reflect	34%	6%-53%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Agribusiness and agricultural	77	Collateral based	Discount to reflect	49%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	553	Collateral based	Discount to reflect	23%	0%-64%
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	316	Collateral based	Discount to reflect	0%
		measurements	current market conditions

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
			and ultimate collectability

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $21.0 million, with a valuation allowance of $9.5 million at December 31, 2018, resulting in an increase in provision for loan losses of $7.1 million for the year ended December 31, 2018. At December 31, 2017, impaired loans had a gross carrying amount of $6.8 million, with a valuation allowance of $2.4 million, resulting in a reduction in provision for loan losses of $700,000 for the year ended December 31, 2017.

At December 31, 2018, other real estate owned had a net carrying amount of $316,000. We had no other real estate owned properties measured at fair value less costs to sell, at December 31, 2017.

NOTE 5 – FAIR VALUE (continued)

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2018. Items which are not financial instruments are not included.  Due to the adoption of ASU 2016-01 as of January 1, 2018, the fair value as presented below is measured using the exit price notion in the periods after adoption and may not be comparable with prior periods presented as a result of the change in methodology.

	December 31, 2018
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$216,922	$214,452	$2,470	$0	$216,922
Securities available for sale	585,549	987	584,412	150	585,549
Real estate mortgages held for sale	2,293	0	2,314	0	2,314
Loans, net	3,866,292	0	0	3,786,175	3,786,175
Federal Reserve and Federal Home Loan Bank stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,518	3	3,569	11,946	15,518
Financial Liabilities:
Certificates of deposit	(1,419,754)	0	(1,424,553)	0	(1,424,553)
All other deposits	(2,624,311)	(2,624,311)	0	0	(2,624,311)
Securities sold under agreements
to repurchase	(75,555)	0	(75,555)	0	(75,555)
Other short-term borrowings	(170,000)	0	(169,996)	0	(169,996)
Subordinated debentures	(30,928)	0	0	(31,195)	(31,195)
Standby letters of credit	(978)	0	0	(978)	(978)
Accrued interest payable	(10,404)	(110)	(10,289)	(5)	(10,404)

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2017. Items which are not financial instruments are not included.

	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$176,180	$174,045	$2,127	$0	$176,172
Securities available for sale	538,493	997	536,616	880	538,493
Real estate mortgages held for sale	3,346	0	3,390	0	3,390
Loans, net	3,771,338	0	0	3,744,842	3,744,842
Federal Reserve and Federal Home Loan Bank stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	14,093	3	2,925	11,165	14,093
Financial Liabilities:
Certificates of deposit	(1,412,583)	0	(1,417,075)	0	(1,417,075)
All other deposits	(2,596,072)	(2,596,072)	0	0	(2,596,072)
Securities sold under agreements
to repurchase	(70,652)	0	(70,652)	0	(70,652)
Long-term borrowings	(80,030)	0	(80,035)	0	(80,035)
Subordinated debentures	(30,928)	0	0	(31,194)	(31,194)
Standby letters of credit	(758)	0	0	(758)	(758)
Accrued interest payable	(6,311)	(149)	(6,158)	(4)	(6,311)

NOTE 6 – LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Land	$16,649	$16,172
Premises	44,717	41,694
Equipment	36,111	34,349
Total cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	97,477	92,215
Less accumulated depreciation	39,380	35,749
Land, premises and equipment, net	$58,097	$56,466

The Company had land, premises and equipment of $100,000 and $0 held for sale and included in other assets as of December 31, 2018 and 2017, respectively.

We rent certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. The leases have original terms ranging from less than one year to 14 years.

Rent expense was $479,000 in 2018, $412,000 in 2017, and $377,000 in 2016. The following is a summary of future minimum lease commitments as of December 31, 2018:

(dollars in thousands)	2018
2019	$553
2020	571
2021	582
2022	595
2023	511
Thereafter	2,792
Total	$5,604

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 of the impairment test includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Our annual impairment analysis as of May 31, 2018, indicated that the Step 2 analysis was not necessary. Circumstances did not substantially change during the second half of the year such that the Company did not believe it was necessary to do an additional impairment analysis.

NOTE 8 – DEPOSITS

The following table details total deposits as of December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Non-interest bearing demand deposits	$946,838	$885,622
Savings and transaction accounts:
Savings deposits	247,903	263,570
Interest bearing demand deposits	1,429,570	1,446,880
Time deposits:
Other time deposits	273,533	251,218
Deposits of $100,000 to $250,000	268,058	236,354
Deposits of $250,000 or more	878,163	925,011
Total deposits	$4,044,065	$4,008,655

At December 31, 2018, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2019	$933,323
Maturing in 2020	383,254
Maturing in 2021	58,944
Maturing in 2022	27,978
Maturing in 2023	15,950
Thereafter	305
Total time deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,419,754

NOTE 9 – BORROWINGS

For the years ending December 31, advances from the Federal Home Loan Bank were as follows:

(dollars in thousands)	2018	2017
Federal Home Loan Bank of Indianapolis Notes, 2.52%, Due January 7, 2019	$170,000	$0
Federal Home Loan Bank of Indianapolis Notes, 1.67%, Due June 27, 2018	0	80,000
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 16, 2018	0	30
Total	$170,000	$80,030

The outstanding FHLB advance at December 31, 2018 of $170.0 million is a fixed rate advance and may not be prepaid without penalty. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities with a carrying value of $412.9 million and $370.0 million at December 31, 2018 and 2017. At December 31, 2018, the Company owned $10.4 million of FHLB stock, which also secures debts owed to the FHLB. The Company is authorized by the Board to borrow up to $800.0 million at the FHLB, but availability is limited to $85.6 million based on collateral and outstanding borrowings. Federal Reserve Discount Window borrowings were secured by commercial loans with a carrying value of $381.5 million and $282.1 million as of December 31, 2018 and 2017. The Company had a borrowing capacity of $286.5 million at the Federal Reserve Bank at December 31, 2018. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2018 and 2017.

The Company had $325.0 million of availability in federal funds lines with twelve correspondent banks, none of which was drawn on as of December 31, 2018 and 2017. Additionally, during 2018 the Bank become a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the Exchange that have approved the Bank for an unsecured, overnight line.  These funds are only available if the approving banks have an ‘offer’ out to sell that day.   As of December 31, 2018, the total amount approved for the Bank via AFX banks was $119 million, none of which was drawn on as of December 31, 2018.

Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. All repos at December 31, 2018, 2017 and 2016 mature on demand. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. The Company retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. However, as a means of mitigating market risk, the Company maintains excess collateral to cover normal changes in the repurchase liability by monitoring daily usage. At December 31, 2018, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 9 – BORROWINGS (continued)

The following is a schedule, at the end of the year indicated, of statistical information relating to securities sold under agreement to repurchase secured by either U.S. government agency securities or mortgage-backed securities classified as other debt securities. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of stockholders' equity at the end of each period.

(dollars in thousands)	2018	2017	2016
Securities sold under agreements to repurchase
Outstanding at year end	$75,555	$70,652	$50,045
Approximate average interest rate at year end	0.74%	0.46%	0.29%
Highest amount outstanding as of any month end
during the year	$106,239	$77,886	$60,198
Approximate average outstanding during the year	86,874	63,379	57,945
Approximate average interest rate during the year	0.58%	0.39%	0.25%

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $100.7 million and $98.0 million at year-end for 2018 and 2017, respectively. Additional information concerning recognition of these liabilities is disclosed in Note 17.

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

Subject to the Company having received prior approval of the Federal Reserve, if required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines and, subject to certain limitations, will also be considered Tier 1 capital under Basel III. The floating rate of the trust preferred securities and subordinated debentures are equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.05%, which was 5.8530%, 4.4745% and 4.0479% at December 31, 2018, 2017 and 2016, respectively.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS

In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, six retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2018 and 2017.

Information as to the Company’s employee benefit plans at December 31, 2018 and 2017 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2018	2017	2018	2017
Change in benefit obligation:
Beginning benefit obligation	$2,862	$2,841	$1,086	$1,163
Interest cost	93	104	34	40
Actuarial (gain)/loss	(325)	134	(62)	20
Benefits paid	(512)	(217)	(134)	(137)
Ending benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,118	2,862	924	1,086

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:
Beginning plan assets	2,356	2,063	1,047	1,000
Actual return	(61)	313	(28)	144
Employer contribution	368	197	0	40
Benefits paid	(512)	(217)	(134)	(137)
Ending plan assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,151	2,356	885	1,047
Funded status at end of year	$33	$(506)	$(39)	$(39)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2018	2017	2018	2017
Funded status included in other liabilities	$33	$(506)	$(39)	$(39)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2018	2017	2018	2017
Net actuarial loss	$1,242	$1,731	$615	$661

The accumulated benefit obligation for the pension plan was $2.1 million and $2.9 million for December 31, 2018 and 2017, respectively. The accumulated benefit obligation for the SERP was $900,000 and $1.1 million for December 31, 2018 and 2017, respectively.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Net pension expense and other amounts recognized in other comprehensive income include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2018	2017	2016	2018	2017	2016
Net pension expense:
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	93	104	105	34	40	45
Expected return on plan assets	(138)	(143)	(139)	(61)	(63)	(70)
Recognized net actuarial loss	193	185	135	73	80	80
Settlement cost	224	0	128	0	0	0
Net pension expense	$372	$146	$229	$46	$57	$55

Net (gain)/loss	$(296)	$(36)	$122	$27	$(61)	$29
Amortization of net loss	(193)	(185)	(135)	(73)	(80)	(80)
Total recognized in other comprehensive
income	(489)	(221)	(13)	(46)	(141)	(51)
Total recognized in net pension expense
and other comprehensive income	$(117)	$(75)	$216	$0	$(84)	$4

The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $132,000 for the pension plan and $73,000 for the SERP. The settlement costs in 2018 and 2016 were related to participants taking lump sum distributions from the pension plan during those years.

For 2018, 2017 and 2016, the assumed form of payment elected by active participants upon retirement was  a lump sum to reflect participant trends. The lump sum assumed interest rates below for December 31, 2018, 2017 and 2016 reflect the mortality table in effect for 2018, 2017 and 2016, respectively. For 2018, the mortality assumption was changed to the RP-2014 Mortality Table, adjusted to 2006, with full generational Projection Scale MP-2018 as of December 31, 2018 to reflect improved mortality expectations. For 2017, the mortality assumption was changed to the RP-2014 Mortality Table, adjusted to 2006, with full generational Projection Scale MP-2017 as of December 31, 2017 to reflect improved mortality expectations. For 2016, the mortality assumption was changed to the RP-2014 Mortality Table, adjusted to 2006, with full generational Projection Scale MP-2016 as of December 31, 2016 to reflect improved mortality expectations.

	Pension Benefits			SERP Benefits
	2018	2017	2016	2018	2017	2016
The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	4.08%	3.46%	3.86%	4.08%	3.46%	3.86%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates
First 5 years	3.33%	2.05%	1.57%	N/A	N/A	N/A
Next 15 years	4.39%	3.61%	3.45%	N/A	N/A	N/A
All future years	4.72%	4.27%	4.39%	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	3.46%	3.86%	3.96%	3.46%	3.86%	3.96%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	6.50%	6.50%	7.00%	6.50%	6.50%	7.00%

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

The Company's pension plan asset allocation at year-end 2018 and 2017, target allocation for 2019, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2019	2018	2017	of Return
Equity securities	55-65%	59%	63%	8.69%
Debt securities	35-45%	40%	33%	3.00%
Other	5-10%	1%	4%	0.10%
Total		100%	100%	6.50%

The Company's SERP plan asset allocation at year-end 2018 and 2017, target allocation for 2019, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2019	2018	2017	of Return
Equity securities	55-65%	58%	66%	8.69%
Debt securities	35-45%	40%	32%	3.00%
Other	5-10%	2%	2%	0.10%
Total		100%	100%	6.50%

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

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company's pension plan assets at December 31, 2018, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$784	$784	$0	$0
Equity securities - US mid cap stock mutual funds	107	107	0	0
Equity securities - US small cap stock mutual funds	114	114	0	0
Equity securities - international stock mutual funds	225	225	0	0
Equity securities - emerging markets stock mutual funds	49	49	0	0
Debt securities - intermediate term bond mutual funds	309	309	0	0
Debt securities - short term bond mutual funds	543	543	0	0
Cash - money market account	17	17	0	0
Total	$2,148	$2,148	$0	$0

Total pension plan assets available for benefits also include $3,000 in accrued interest and dividend income.

The fair values of the Company's pension plan assets at December 31, 2017, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$911	$911	$0	$0
Equity securities - US mid cap stock mutual funds	119	119	0	0
Equity securities - US small cap stock mutual funds	125	125	0	0
Equity securities - international stock mutual funds	240	240	0	0
Equity securities - emerging markets stock mutual funds	95	95	0	0
Debt securities - intermediate term bond mutual funds	344	344	0	0
Debt securities - short term bond mutual funds	387	387	0	0
Debt securities - commercial	50	0	50	0
Cash - money market account	82	82	0	0
Total	$2,353	$2,303	$50	$0

Total pension plan assets available for benefits also include $3,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2018 and 2017.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company's SERP assets at December 31, 2018, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$322	$322	$0	$0
Equity securities - US mid cap stock mutual funds	43	43	0	0
Equity securities - US small cap stock mutual funds	43	43	0	0
Equity securities - emerging markets stock mutual funds	18	18	0	0
Equity securities - international stock mutual funds	89	89	0	0
Debt securities - intermediate term bond mutual funds	123	123	0	0
Debt securities - short term bond mutual funds	231	231	0	0
Cash - money market account	15	15	0	0
Total	$884	$884	$0	$0

Total SERP plan assets available for benefits also include $1,000 in accrued interest and dividend income.

The fair values of the Company's SERP assets at December 31, 2017, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$422	$422	$0	$0
Equity securities - US mid cap stock mutual funds	58	58	0	0
Equity securities - US small cap stock mutual funds	60	60	0	0
Equity securities - emerging markets stock mutual funds	42	42	0	0
Equity securities - international stock mutual funds	115	115	0	0
Debt securities - intermediate term bond mutual funds	146	146	0	0
Debt securities - short term bond mutual funds	158	158	0	0
Debt securities - commercial	30	0	30	0
Cash - money market account	15	15	0	0
Total	$1,046	$1,016	$30	$0

Total SERP plan assets available for benefits also include $2,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2018 and 2017.

Contributions

The Company expects to contribute $0 to its pension plan and $0 to its SERP plan in 2019.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Estimated Future Benefit Payments

The following benefit payments are expected to be paid over the next ten years:

	Pension	SERP
Plan Year	Benefits	Benefits
(dollars in thousands)
2019	$223	$133
2020	183	127
2021	195	121
2022	194	114
2023	180	106
2024-2028	829	392

NOTE 12 – OTHER BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $1.8 million, $1.7 million and $1.6 million in 2018, 2017 and 2016.

Deferred Compensation Plan

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The (income) expense recognized for each of the last three years was ($31,000), $456,000 and $124,000 resulting in a deferred compensation liability of $3.3 million, $2.9 million and $2.5 million as of year-end 2018, 2017 and 2016, respectively. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.

Employee Agreements

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $5.3 million as of December 31, 2018. On December 31, 2018, no amounts were accrued on these contingent obligations.

Directors’ Deferred Compensation and Cash Plans

The Company maintains a directors’ deferred compensation plan and a cash plan. The amount owed to directors for fees under the deferred directors’ compensation and cash plans as of December 31, 2018 and 2017 was $4.0 million and $3.6 million. The related expense for the deferred directors’ compensation and cash plans as of December 31, 2018, 2017 and 2016 was $703,000, $491,000 and $501,000.

NOTE 13 – INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“Act”) was enacted into law and, among other items, reduces the corporate income tax rate from 35% to 21%, effective January 1, 2018. The enactment of this law resulted in a lower federal income tax rate resulting in a reduction of the benefit provided by the Company’s existing deferred tax assets.

In accordance with ASC Topic 740, “Income Taxes”, the Company revalued its net deferred tax asset based on facts and circumstances available for the reporting period ending December 31, 2017 in which the Act was enacted and through the time the Company issues its financial statements for that reporting period. As a result of this revaluation, the Company recorded a non-cash, non-operating and non-recurring income tax provision of $4.1 million for the period ending December 31, 2017. In addition, through the preparation the Company’s 2017 corporate tax return and the completion of cost segregation studies on new construction projects, the Company recognized a tax benefit of $408,000 for the year ending December 31, 2018.

Income tax expense for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

(dollars in thousands)	2018	2017	2016
Current federal	$16,871	$27,064	$23,749
Deferred federal	707	(199)	268
Revalue deferred taxes due to tax reform	(408)	4,137	0
Current state	1,462	1,559	1,086
Deferred state	(99)	(257)	30
Total income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$18,533	$32,304	$25,133

Income tax expense included an expense (benefit) of ($10,000), $11,000 and $23,000 applicable to security transactions for 2018, 2017 and 2016. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 to income before income taxes were as follows:

(dollars in thousands)	2018	2017	2016
Income taxes at statutory federal rate of 21% (2018) and 35% (prior years)	$20,778	$31,372	$27,026
Increase (decrease) in taxes resulting from:
Tax exempt income	(1,434)	(2,015)	(1,498)
Nondeductible expense	165	193	190
State income tax, net of federal tax effect	1,077	846	726
Captive insurance premium income	(292)	(378)	(361)
Tax credits	(412)	(326)	(311)
Bank owned life insurance	(303)	(619)	(554)
Long - term incentive plan	(641)	(854)	0
Revaluation deferred tax asset at 21% rate	(408)	4,137	0
Other	3	(52)	(85)
Total income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$18,533	$32,304	$25,133

NOTE 13 – INCOME TAXES (continued)

The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2018 and 2017 consisted of the following:

(dollars in thousands)	2018	2017
Deferred tax assets:
Bad debts	$12,478	$12,043
Pension and deferred compensation liability	1,188	1,028
Nonaccrual loan interest	937	970
Long-term incentive plan	2,357	2,043
Other	506	403
	17,466	16,487
Deferred tax liabilities:
Depreciation	4,583	3,614
Loan servicing rights	877	793
State taxes	447	426
Intangible assets	1,280	1,261
REIT spillover dividend	1,231	1,242
Prepaid expenses	786	752
Other	475	412
	9,679	8,500
Valuation allowance	0	0
Net deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$7,787	$7,987

In addition to the net deferred tax assets included above, the deferred income tax asset/liability allocated to the unrealized net gain/(loss) on securities available for sale included in equity was $1.3 million and ($226,000) for 2018 and 2017. The deferred income tax asset allocated to the pension plan and SERP included in equity was $462,000 and $625,000 for 2018 and 2017, respectively.

The Company evaluated its deferred tax asset at year end 2018 and has concluded that it is more likely than not that it will be realized. The Company expects to have taxable income in the future such that the deferred tax asset will be realized. Therefore, no valuation allowance is required.

Unrecognized Tax Benefits

The Company did not have any unrecognized tax benefits at December 31, 2018 or 2017. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2018, 2017 and 2016. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2014.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2018 and 2017 were as follows:

(dollars in thousands)	2018	2017
Beginning balance	$105,242	$118,305
New loans and advances	94,542	79,570
Effect of changes in related parties	0	(66)
Repayments and renewals	(116,238)	(92,567)
Ending balance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$83,546	$105,242

Deposits from principal officers, directors, and their affiliates at year-end 2018 were $12.1 million plus an additional $1.9 million included in securities sold under agreements to repurchase. Deposits from principal officers, directors, and their affiliates at year-end 2017 were $9.6 million plus an additional $862,000 included in securities sold under agreements to repurchase.

NOTE 15 – STOCK BASED COMPENSATION

Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by the Company’s stockholders. At its inception there were 1,125,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 435,867 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Nonvested shares from the 2008 Plan that are unused at vesting are added to the shares available to grant of the 2013 Plan. Effective April 12, 2017, the Company adopted the Lakeland Financial Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was also approved by the Company’s stockholders. At its inception there were 1,000,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. As of December 31, 2018, 839,459 were available for future grants. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.

Included in net income for the years ended December 31, 2018, 2017 and 2016 was employee stock compensation expense of $5.6 million, $5.7 million and $4.2 million, and a related tax benefit of $1.5 million, $2.2 million and $1.7 million, respectively.

Stock Options

The equity incentive plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the awards usually vest over three years. The fair value of each stock option is estimated with the Black Scholes pricing model, using the following weighted-average assumptions as of the grant date for stock options granted during the years presented. Expected volatilities are based on historical volatility of the Company’s stock over the immediately preceding expected life period, as well as other factors known on the grant date that would have a significant effect on the stock price during the expected life period. The expected stock option life used is the historical option life of the similar employee base or Board. The turnover rate is based on historical data of the similar employee base as a group and the Board as a group. The risk-free interest rate is the Treasury rate on the date of grant corresponding to the expected life period of the stock option.

There were no stock option grants in 2018, 2017 or 2016.

NOTE 15 – STOCK BASED COMPENSATION (continued)

A summary of the activity in the stock option plan as of December 31, 2018 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(in thousands)
Outstanding at beginning of the year	7,500	$16.03
Granted	0	0.00
Exercised	(7,500)	16.03
Forfeited	0	0
Outstanding at end of the year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0	$0	0.0	$0
Options exercisable at end of the year	0	$0	0.0	$0

The following table presents information on stock awards exercised for the years ended December 31, 2018, 2017 and 2016.

(dollars in thousands)	2018	2017	2016
Total intrinsic value	$243	$44	$755
Cash received	118	24	625
Actual tax benefit realized for tax deductions	0	0	669

There were no modifications of stock option awards during the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, there was no unrecognized compensation cost related to nonvested stock options granted under the plan.

Restricted Stock Awards and Units

The fair value of restricted stock awards and units is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest on either the first or third anniversary of the grant date, with the exception of 14,800 shares included as vested below, which vested on the grant date.

A summary of the changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2018	500	$41.22
Granted	15,300	49.09
Vested	(14,800)	48.89
Forfeited	0	0.00
Nonvested at December 31, 2018 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,000	$48.14

NOTE 15 – STOCK BASED COMPENSATION (continued)

As of December 31, 2018, there was $24,000 of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted period of 0.48 years. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $726,000, $1.2 million and $1.1 million.

Performance Stock Units

The fair value of stock awards is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The expected dividend rate is assumed to be the most recent dividend rate declared by the Board on the grant date. The grant date fair value of stock awards is assumed at the target payout rate. The stock awards fully vest on the third anniversary of the grant date. The 2018-2020, 2017-2019 and 2016-2018 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on beginning equity. Shares granted below include the number of shares assumed granted based on meeting the performance criteria of the 2018-2020, 2017-2019 and 2016-2018 Long-Term Incentive Plans at December 31, 2018.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2018	387,693	$33.39
Granted	118,282	46.07
Vested	(137,472)	27.05
Forfeited	0	0.00
Nonvested at December 31, 2018 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	368,503	$39.83

As of December 31, 2018, there was $5.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted period of 1.66 years. The total fair value of shares vested during the year ended December 31, 2018, 2017 and 2016 was $6.6 million, $5.1 million and $4.1 million, respectively. At December 31, 2018, 2017 and 2016, 137,472, 112,055 and 95,600 shares vested, respectively.

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

The capital adequacy requirements were heightened by the Basel III Rules, which went into effect on January 1, 2015 with a phase-in period for certain aspects of the rule through 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.000% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 and 2017 is 1.875% and 1.25%, respectively. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. The quantitative measures established by regulation to ensure capital adequacy that were in effect on December 31, 2018 and 2017, require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total, Tier I and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2018 and 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 16 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2018, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank’s category.

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk
Weighted Assets)
Consolidated	$601,379	14.20%	$338,690	8.00%	$418,070	N/A	N/A	N/A
Bank	$583,206	13.80%	$338,098	8.00%	$417,340	9.875%	$422,623	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$552,836	13.06%	$254,017	6.00%	$333,398	N/A	N/A	N/A
Bank	$534,664	12.65%	$253,574	6.00%	$332,815	7.875%	$338,098	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$522,836	12.35%	$190,513	4.50%	$269,893	N/A	N/A	N/A
Bank	$534,664	12.65%	$190,180	4.50%	$269,422	6.375%	$274,705	6.50%
Tier I Capital (to Average Assets)
Consolidated	$552,836	11.44%	$193,305	4.00%	$193,305	N/A	N/A	N/A
Bank	$534,664	11.06%	$193,312	4.00%	$193,312	4.00%	$241,639	5.00%

As of December 31, 2017:
Total Capital (to Risk
Weighted Assets)
Consolidated	$541,475	13.26%	$326,782	8.00%	$377,842	N/A	N/A	N/A
Bank	$525,482	12.89%	$326,140	8.00%	$377,099	9.250%	$407,675	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$494,265	12.10%	$245,087	6.00%	$296,147	N/A	N/A	N/A
Bank	$478,272	11.73%	$244,605	6.00%	$295,564	7.250%	$326,140	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$464,265	11.37%	$183,815	4.50%	$234,875	N/A	N/A	N/A
Bank	$478,272	11.73%	$183,454	4.50%	$234,413	5.750%	$264,988	6.50%
Tier I Capital (to Average Assets)
Consolidated	$494,265	10.76%	$183,793	4.00%	$183,793	N/A	N/A	N/A
Bank	$478,272	10.44%	$183,187	4.00%	$183,187	4.00%	$228,984	5.00%

The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2018, approximately $96.1 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2018. Notwithstanding the availability of funds for dividends however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 17 – OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2018 and 2017.

	December 31, 2018
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$3,869	$0	$3,869	$0	$(760)	$3,109
Total Assets	$3,869	$0	$3,869	$0	$(760)	$3,109
Liabilities
Interest Rate Swap Derivatives	$4,025	$0	$4,025	$0	$(560)	$3,465
Repurchase Agreements	75,555	0	75,555	(75,555)	0	0
Total Liabilities	$79,580	$0	$79,580	$(75,555)	$(560)	$3,465

	December 31, 2017
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,441	$0	$2,441	$0	$0	$2,441
Total Assets	$2,441	$0	$2,441	$0	$0	$2,441
Liabilities
Interest Rate Swap Derivatives	$2,562	$0	$2,562	$0	$(750)	$1,812
Repurchase Agreements	70,652	0	70,652	(70,652)	0	0
Total Liabilities	$73,214	$0	$73,214	$(70,652)	$(750)	$1,812

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

NOTE 18 – COMMITMENTS, OFF‑BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2018 and 2017, were as follows:

	2018		2017
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commercial loan lines of credit	$63,625	$1,337,437	$53,998	$1,155,096
Commercial letters of credit	0	3,245	0	50
Standby letters of credit	0	81,512	0	71,046
Real estate mortgage loans	2,811	2,881	4,973	5,722
Real estate construction mortgage loans	400	2,189	2,365	6,042
Home equity mortgage open-ended revolving lines	0	232,362	0	212,776
Consumer loan open-ended revolving lines	215	14,468	249	11,892
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$67,051	$1,674,094	$61,585	$1,462,624

The index on variable rate commercial loan commitments is principally the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2018 and 2017, were as follows:

	2018		2017
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commercial loan	0.75-14.50%	2.65-10.00%	2.00-14.50%	2.48-9.50%
Real estate mortgage loan	3.75-6.13%	3.75-11.00%	3.25-4.50%	3.50-5.75%
Consumer loan open-ended revolving line	15.00%	3.88-15.00%	15.00%	4.00-15.00%

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

NOTE 19 – PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2018	2017
ASSETS
Deposits with Lake City Bank	$1,283	$850
Deposits with other depository institutions	7,613	4,969
Cash	8,896	5,819
Investments in banking subsidiary	533,442	482,585
Investments in other subsidiaries	3,992	3,552
Other assets	6,468	7,789
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$552,798	$499,745
LIABILITIES
Dividends payable and other liabilities	$255	$239
Subordinated debt	30,928	30,928
STOCKHOLDERS' EQUITY	521,615	468,578
Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$552,798	$499,745

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Dividends from Lake City Bank	$27,933	$21,822	$20,622
Dividends from non-bank subsidiaries	1,010	1,030	1,035
Other income	171	57	50
Interest expense on subordinated debt	(1,643)	(1,349)	(1,190)
Miscellaneous expense	(6,422)	(6,491)	(5,006)
INCOME BEFORE INCOME TAXES AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES	21,049	15,069	15,511
Income tax benefit	2,795	2,688	2,483
INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES	23,844	17,757	17,994
Equity in undistributed income of subsidiaries	56,567	39,573	34,090
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$80,411	$57,330	$52,084
COMPREHENSIVE INCOME	$75,131	$59,047	$47,555

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$80,411	$57,330	$52,084
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(56,567)	(39,573)	(34,090)
Other changes	7,294	3,586	3,818
Net cash from operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31,138	21,343	21,812
Cash flows from financing activities
Proceeds (Payments) related to equity incentive plans	(2,435)	(1,736)	614
Purchase of treasury stock	(463)	(495)	(458)
Sales of treasury stock	115	0	0
Dividends paid	(25,278)	(21,396)	(18,200)
Cash flows from financing activities	(28,061)	(23,627)	(18,044)
Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,077	(2,284)	3,768
Cash and cash equivalents at beginning of the year	5,819	8,103	4,335
Cash and cash equivalents at end of the year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$8,896	$5,819	$8,103

NOTE 20 – EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

(dollars in thousand except share and per share data)	2018	2017	2016
Basic earnings per common share:
Net income	$80,411	$57,330	$52,084
Weighted-average common shares outstanding	25,288,533	25,181,208	25,056,095
Basic earnings per common share	$3.18	$2.28	$2.08
Diluted earnings per common share:
Net income	$80,411	$57,330	$52,084
Weighted-average common shares outstanding for
basic earnings per common share	25,288,533	25,181,208	25,056,095
Add: Dilutive effect of assumed exercise of warrant	225,831	219,273	184,205
Add: Dilutive effect of assumed exercises of stock options
and awards	213,467	262,900	220,427
Average shares and dilutive potential common shares	25,727,831	25,663,381	25,460,727
Diluted earnings per common share	$3.13	$2.23	$2.05

There were no antidilutive stock options for 2018, 2017 and 2016.

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for December 31, 2018 and 2017 all shown net of tax:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2017	$784	$(1,454)	$(670)
Other comprehensive income before reclassification	(5,691)	175	(5,516)
Amounts reclassified from accumulated other comprehensive income (loss)	39	197	236
Net current period other comprehensive income	(5,652)	372	(5,280)
Adoption of ASU 2018-02	140	(313)	(173)
Adoption of ASU 2016-01	(68)	0	(68)
Balance at December 31, 2018	$(4,796)	$(1,395)	$(6,191)

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2016	$(722)	$(1,665)	$(2,387)
Other comprehensive income before reclassification	1,525	50	1,575
Amounts reclassified from accumulated other comprehensive income (loss)	(19)	161	142
Net current period other comprehensive income	1,506	211	1,717
Balance at December 31, 2017	$784	$(1,454)	$(670)

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated comprehensive income for the years ended December 31, 2018, 2017 and 2016 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
2018
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$(50)	Net securities gains (losses)
Tax effect	11	Income tax expense
	(39)	Net of tax
Amortization of defined benefit pension items(1)	(266)	Salaries and employee benefits
Tax effect	69	Income tax expense
	(197)	Net of tax
Total reclassifications for the period	$(236)	Net income

2017
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$32	Net securities gains (losses)
Tax effect	(13)	Income tax expense
	19	Net of tax
Amortization of defined benefit pension items(1)	(265)	Salaries and employee benefits
Tax effect	104	Income tax expense
	(161)	Net of tax
Total reclassifications for the period	$(142)	Net income

2016
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$66	Net securities gains (losses)
Tax effect	(26)	Income tax expense
	40	Net of tax
Amortization of defined benefit pension items(1)	(215)	Salaries and employee benefits
Tax effect	85	Income tax expense
	(130)	Net of tax
Total reclassifications for the period	$(90)	Net income

(1) Included in the computation of net pension plan expense as more fully discussed in Note 11.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2018	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$53,728	$50,379	$48,795	$46,068
Interest expense	14,138	12,454	11,262	9,845
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39,590	37,925	37,533	36,223
Provision for loan losses	300	1,100	1,700	3,300
Net interest income after provision	39,290	36,825	35,833	32,923
Noninterest income	10,105	10,433	9,693	9,879
Noninterest expense	22,552	22,009	20,274	21,202
Income tax expense	5,480	4,679	5,110	3,264
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$21,363	$20,570	$20,142	$18,336

Basic earnings per common share	$0.84	$0.81	$0.80	$0.73
Diluted earnings per common share	$0.83	$0.80	$0.78	$0.71

2017	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$44,161	$42,589	$40,821	$38,127
Interest expense	8,769	7,969	7,002	6,066
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35,392	34,620	33,819	32,061
Provision for loan losses	1,850	450	500	200
Net interest income after provision	33,542	34,170	33,319	31,861
Noninterest income	9,462	9,497	8,791	8,259
Noninterest expense	19,598	20,269	19,352	20,048
Income tax expense	11,779	7,573	7,394	5,558
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$11,627	$15,825	$15,364	$14,514

Basic earnings per common share	$0.46	$0.63	$0.61	$0.58
Diluted earnings per common share	$0.45	$0.62	$0.60	$0.57

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

On December 3, 2009, the Company was notified by Treasury that, as a result of the Company's completion of our November 18, 2009 Qualified Equity Offering, the amount of the Warrant was reduced by 50% to 198,269 shares. In accordance with the terms of the Warrant, the number of shares issuable upon exercise and the exercise price are adjusted each time the Company pays a dividend to its stockholders in excess of the dividend paid at the time the warrant was issued. In 2017 and 2016, the Company paid four dividends each year in excess of dividend paid at the time the Warrant was issued. In 2016, the number of shares issuable upon exercise and the exercise price were also adjusted for a 3-for-2 stock split on July 25, 2016 paid in the form of a dividend on August 5, 2016. Based on the formula set forth in the warrant, at December 31, 2018, the amount of shares issuable upon exercise of the Warrant was 314,846 and the exercise price was $13.3503. Based on the formula set forth in the Warrant, at December 31, 2017, the amount of shares issuable upon exercise of the Warrant was 310,968 and the exercise price was $13.5168.

On June 9, 2010, the Company redeemed the Series A Preferred Stock and accreted the remaining unamortized discount on these shares. The Company did not repurchase the Warrant, and the Warrant was sold by Treasury to an independent, third party. The Warrant had not been exercised as of December 31, 2018, however on February 4, 2019 the Company was notified that the holder of the Warrant was initiating the exercise on a cashless basis.  On February 8, 2019 the Company issued 224,066 shares to the Warrant holder as a cashless exercise and the Warrant was retired.

NOTE 24 – REVENUE RECOGNITION

All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company's sources of noninterest income for the years ended 2018, 2017, and 2016. Items outside of scope of ASC 606 are noted as such.

	2018	2017 (2)	2016 (2)
NONINTEREST INCOME
Wealth advisory fees	$6,344	$5,481	$4,805
Investment brokerage fees	1,458	1,273	1,010
Service charges on deposit accounts
Service charges on commercial deposit acounts	10,234	8,230	6,224
Service charges on retail deposit acounts	879	905	989
Overdrafts, net	3,581	3,452	3,700
Other	1,137	1,109	1,100
Loan and service fees
Debit card interchange fees	5,883	4,663	4,332
Loan fees (1)	2,423	2,231	2,421
Other	985	1,006	928
Merchant card fee income	2,461	2,279	2,098
Bank owned life insurance income (1)	1,244	1,768	1,392
Other income	2,381	2,598	2,213
Mortgage banking income (1)	1,150	982	1,586
Net securities gains/(losses) (1)	(50)	32	66
Total noninterest income	$40,110	$36,009	$32,864

(1)	Not within scope of ASC 606
(2)
The Company elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation. As a result of this new standard, the only revenue streams with changes in reporting in the current periods compared to the prior year comparable periods are loan and service fees and other income.

NOTE 24 – REVENUE RECOGNITION (continued)

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

Investment brokerage services

The Company provides investment brokerage services through a full service brokerage and investment and advisory firm, Cetera Investment Services LLC (“Cetera”). The Company receives commissions from Cetera on a monthly basis based upon customer activity for the month. The fees are recognized monthly and a receivable is recorded until commissions are generally paid by the 5th business day of the following month. Because the Company (i) acts as an agent in arranging the relationship between the customer and the Cetera and (ii) does not control the services to the customers, investment brokerage service fees are presented net of Cetera’s related costs.

Service charges on deposit accounts

The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s balance.

Interchange income

The Company provides the ability to transact on certain deposit accounts through the use of debit cards by outsourcing the services through third party service providers. Performance obligations are met on a transactional basis and income is recognized monthly based on transaction type and volume. Under the accounting standards in effect in the prior period, revenue was previously recognized net of the third party’s costs. Under ASC 606, fees from interchange income related to its customers use of debit cards will be reported gross in loan and service fees under noninterest income. The cost of using third party providers for these interchange services will be reported in data processing fees and supplies under noninterest expense, which has no effect on net income for the period.

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

ITEM 9A. CONTROLS AND PROCEDURES

a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c) There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained under the captions “Election of Directors,” “Corporate  Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 9, 2019, as filed with the SEC on February 28, 2019, on Form DEF 14A, and such sections are incorporated herein by reference in response to this Item.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained under the captions “Director Compensation,” “Executive Compensation,” "Compensation Committee Interlocks and Insider Participation," and “Compensation Committee Report” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 9, 2019, as filed with the SEC on February 28, 2019, on Form DEF 14A, is incorporated herein by reference in response to this Item. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 9, 2019, as filed with the SEC on February 28, 2019, on Form DEF 14A, is incorporated herein by reference in response to this Item.

See Item 5 above for equity compensation plan information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 9, 2019, as filed February 28, 2019, on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 14 to the Company’s financial statements contained in Item 8.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Accountant Fees” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 9, 2019, as filed February 28, 2019, on Form DEF 14A, is incorporated herein by reference in response to this Item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a) Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles	Exhibit 3.1 to the Company’s Form 8-K
	of Incorporation of Lakeland	filed on March 2, 2009
Financial Corporation

3.2	Amendment to Amended and Restated	Exhibit 3.2 to the Company’s Form 10-K
	Articles of Incorporation of Lakeland	for the fiscal year ended December 31, 2012
Financial Corporation

3.3	Restated Bylaws of	Exhibit 3.2 to the Company’s Form 10-K
	Lakeland Financial Corporation	For the fiscal year ended December 31, 2011

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s
Form 10-K for the fiscal year ended
December 31, 2003

4.2	Form of Warrant to Purchase Shares of	Exhibit 4.2 to the Company’s Form 10-K
	Common Stock	for the fiscal year ended December 31, 2012

4.3	Form of Indenture for Trust Preferred	Exhibit 10.3 to the Company’s
	Issuance	Form 10-K for the fiscal year ended
December 31, 2003

10.1	Lakeland Financial	Exhibit 10.1 to the Company’s
	Corporation 2008 Equity	Form S-8 filed on May 14, 2008
Incentive Plan

10.2	Lakeland Financial Corporation 401(k)	Exhibit 10.1 to the Company’s Form
	Plan	S-8 filed on October 23, 2000

10.3	Amended and Restated Lakeland	Exhibit 10.4 to the Company’s
	Financial Corporation Director’s Fee	Form 10-K for the fiscal year ended
	Deferral Plan	December 31, 2008

10.4	Form of Change in Control Agreement entered into with	Exhibit 10.1 of the Company’s Form
	David M. Findlay, Kevin L. Deardorff, Eric H.	8-K filed on March 2, 2016
Ottinger, Michael E. Gavin, Lisa M. O’Neill and
Kristin L. Pruitt

10.5	Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s
Form 10-K for the fiscal year ended
December 31, 2008

10.6	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.7	Amended and Restated Long Term	Exhibit 10.1 to the Company’s Form
	Incentive Plan	10-Q for the quarter ended
September 30, 2009

10.8	Lakeland Financial Corporation 2013	Appendix A to the Definitive
	Equity Incentive Plan	Proxy Statement on Form DEF-14A
filed on March 4, 2013

10.9	Form of Restricted Stock Award	Exhibit 4.3 to the Company’s
	Agreement	Form S-8 filed on July 9, 2013

10.10	Form of Nonqualified Stock Option	Exhibit 4.4 to the Company’s
	Award Agreement	Form S-8 filed on July 9, 2013

10.11	Form of Restricted Stock Unit Award	Exhibit 4.5 to the Company’s
	Agreement	Form S-8 filed on July 9, 2013

10.12	Lakeland Financial Corporation 2017	Exhibit 4.5 to the Company’s
	Equity Incentive Plan	Form S-8 filed on April 13, 2017

10.13	Form of Restricted Stock Unit Award	Exhibit 4.6 to the Company’s
	Agreement	Form S-8 filed on April 13, 2017
10.14	Form of Restricted Stock Award	Exhibit 4.7 to the Company’s
	Agreement	Form S-8 filed on April 13, 2017

10.15	Form of Restricted Stock Award	Exhibit 4.8 to the Company’s
	Agreement	Form S-8 filed on April 13, 2017
10.16	Form of Nonqualified Stock Option	Exhibit 4.9 to the Company’s
	Award Agreement	Form S-8 filed on April 13, 2017
23.1	Consent of Independent Registered	Attached hereto
Public Accounting Firm

31.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)
31.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

32.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: February 28, 2019	By /s/ David M. Findlay
David M. Findlay, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Findlay	President, Chief Executive Officer and Director
David M. Findlay	(principal executive officer)	February 28, 2019

/s/ Lisa M. O’Neill	Executive Vice President, Chief Financial Officer
Lisa M. O’Neill	(principal financial officer and principal accounting officer)	February 28, 2019

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	February 28, 2019

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	February 28, 2019

/s/Darrianne P. Christian
Darrianne P. Christian	Director	February 28, 2019

/s/ Daniel F. Evans, Jr.
Daniel F. Evans, Jr.	Director	February 28, 2019

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	February 28, 2019

/s/ Michael L. Kubacki
Michael L. Kubacki	Chairman and Director	February 28, 2019

/s/ Emily E. Pichon
Emily E. Pichon	Director	February 28, 2019
S1

/s/ Steven D. Ross
Steven D. Ross	Director	February 28, 2019

/s/ Brian J. Smith
Brian J. Smith	Director	February 28, 2019

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	February 28, 2019

/s/ Ronald D. Truex
Ronald D. Truex	Director	February 28, 2019

/s/ M. Scott Welch
M. Scott Welch	Director	February 28, 2019

S2