Form 10-Q
period 2019-03-31
LAKELAND FINANCIAL CORP
filed 2019-05-03
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding at April 30, 2019:  25,614,665

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$143,081	$192,290
Short-term investments	45,672	24,632
Total cash and cash equivalents	188,753	216,922

Securities available for sale (carried at fair value)	595,553	585,549
Real estate mortgage loans held for sale	3,047	2,293

Loans, net of allowance for loan losses of $49,562 and $48,453	3,889,448	3,866,292

Land, premises and equipment, net	58,760	58,097
Bank owned life insurance	82,253	77,106
Federal Reserve and Federal Home Loan Bank stock	13,772	13,772
Accrued interest receivable	17,387	15,518
Goodwill	4,970	4,970
Other assets	37,942	34,735
Total assets	$4,891,885	$4,875,254

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$931,832	$946,838
Interest bearing deposits	3,215,605	3,097,227
Total deposits	4,147,437	4,044,065

Borrowings
Federal funds purchased	122,000	0
Securities sold under agreements to repurchase	0	75,555
Federal Home Loan Bank advances	0	170,000
Subordinated debentures	30,928	30,928
Total borrowings	152,928	276,483

Accrued interest payable	11,794	10,404
Other liabilities	36,459	22,598
Total liabilities	4,348,618	4,353,550

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,614,665 shares issued and 25,442,827 outstanding as of March 31, 2019
25,301,732 shares issued and 25,128,773 outstanding as of December 31, 2018	111,571	112,383
Retained earnings	432,953	419,179
Accumulated other comprehensive income (loss)	2,487	(6,191)
Treasury stock, at cost (2019 - 171,838 shares, 2018 - 172,959 shares)	(3,833)	(3,756)
Total stockholders' equity	543,178	521,615
Noncontrolling interest	89	89
Total equity	543,267	521,704
Total liabilities and equity	$4,891,885	$4,875,254

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands, except share and per share data)
	Three Months Ended
	March 31,
	2019	2018
NET INTEREST INCOME
Interest and fees on loans
Taxable	$48,866	$41,794
Tax exempt	251	217
Interest and dividends on securities
Taxable	2,497	2,434
Tax exempt	1,642	1,331
Other interest income	238	292
Total interest income	53,494	46,068

Interest on deposits	13,883	9,367
Interest on borrowings
Short-term	950	111
Long-term	452	367
Total interest expense	15,285	9,845

NET INTEREST INCOME	38,209	36,223

Provision for loan losses	1,200	3,300

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	37,009	32,923

NONINTEREST INCOME
Wealth advisory fees	1,620	1,505
Investment brokerage fees	386	290
Service charges on deposit accounts	4,287	3,628
Loan and service fees	2,404	2,177
Merchant card fee income	622	642
Bank owned life insurance income	444	363
Mortgage banking income	222	241
Net securities gains (losses)	23	(6)
Other income	1,517	1,039
Total noninterest income	11,525	9,879

NONINTEREST EXPENSE
Salaries and employee benefits	12,559	12,019
Net occupancy expense	1,366	1,426
Equipment costs	1,349	1,274
Data processing fees and supplies	2,425	2,513
Corporate and business development	1,206	1,133
FDIC insurance and other regulatory fees	406	461
Professional fees	937	872
Other expense	2,225	1,504
Total noninterest expense	22,473	21,202

INCOME BEFORE INCOME TAX EXPENSE	26,061	21,600
Income tax expense	4,379	3,264
NET INCOME	$21,682	$18,336

BASIC WEIGHTED AVERAGE COMMON SHARES	25,491,093	25,257,414
BASIC EARNINGS PER COMMON SHARE	$0.85	$0.73
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,665,287	25,696,864
DILUTED EARNINGS PER COMMON SHARE	$0.84	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended March 31,
	2019	2018
Net income	$21,682	$18,336
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain/(loss) on securities available for sale
arising during the period	10,960	(9,161)
Reclassification adjustment for (gains)/losses included in net income	(23)	6
Net securities gain/(loss) activity during the period	10,937	(9,155)
Tax effect	(2,297)	2,029
Net of tax amount	8,640	(7,126)
Defined benefit pension plans:
Amortization of net actuarial loss	50	66
Net gain activity during the period	50	66
Tax effect	(12)	(17)
Net of tax amount	38	49

Total other comprehensive income, net of tax	8,678	(7,077)

Comprehensive income	$30,360	$11,259

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'	Noncontrolling	Total
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity	Interest	Equity

Balance at January 1, 2018	25,025,933	$108,862	$363,794	$(670)	$(3,408)	$468,578	$89	$468,667
Adoption of ASU 2018-02			173	(173)		0		0
Adoption of ASU 2014-09			24			24		24
Adoption of ASU 2016-01			68	(68)		0		0
Comprehensive income:
Net income			18,336			18,336		18,336
Other comprehensive loss, net of tax				(7,077)		(7,077)		(7,077)
Cash dividends declared, $0.22 per share			(5,545)			(5,545)		(5,545)
Treasury shares purchased under deferred
directors' plan	(3,807)	185			(185)	0		0
Treasury shares sold and distributed under deferred
directors' plan	5,636	(115)			115	0		0
Stock activity under equity compensation plans	96,679	(2,483)				(2,483)		(2,483)
Stock based compensation expense		1,411				1,411		1,411
Balance at March 31, 2018	25,124,441	$107,860	$376,850	$(7,988)	$(3,478)	$473,244	$89	$473,333

Balance at January 1, 2019	25,128,773	$112,383	$419,179	$(6,191)	$(3,756)	$521,615	$89	$521,704
Adoption of ASU 2017-08 (See Note 1)			(1,327)			(1,327)		(1,327)
Comprehensive income:
Net income			21,682			21,682		21,682
Other comprehensive income, net of tax				8,678		8,678		8,678
Cash dividends declared, $0.26 per share			(6,581)			(6,581)		(6,581)
Cashless exercise of warrants	224,066	0				0		0
Treasury shares purchased under deferred
directors' plan	(4,578)	195			(195)	0		0
Treasury shares sold and distributed under deferred
directors' plan	5,699	(118)			118	0		0
Stock activity under equity compensation plans	88,867	(2,089)				(2,089)		(2,089)
Stock based compensation expense		1,200				1,200		1,200
Balance at March 31, 2019	25,442,827	$111,571	$432,953	$2,487	$(3,833)	$543,178	$89	$543,267

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Three Months Ended March 31	2019	2018
Cash flows from operating activities:
Net income	$21,682	$18,336
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,417	1,404
Provision for loan losses	1,200	3,300
Net loss on sale and write down of other real estate owned	0	16
Amortization of loan servicing rights	122	132
Loans originated for sale, including participations	(7,454)	(9,506)
Net gain on sales of loans	(258)	(350)
Proceeds from sale of loans, including participations	6,835	11,499
Net loss on sales of premises and equipment	1	2
Net loss (gain) on sales and calls of securities available for sale	(23)	6
Net securities amortization	817	749
Stock based compensation expense	1,200	1,411
Earnings on life insurance	(444)	(363)
Gain on life insurance	(841)	(201)
Tax benefit of stock award issuances	(529)	(761)
Net change:
Interest receivable and other assets	(1,342)	(2,130)
Interest payable and other liabilities	1,276	2,395
Total adjustments	1,977	7,603
Net cash from operating activities	23,659	25,939

Cash flows from investing activities:
Proceeds from sale of securities available for sale	13,693	12,322
Proceeds from maturities, calls and principal paydowns of
securities available for sale	16,026	12,659
Purchases of securities available for sale	(22,183)	(53,841)
Purchase of life insurance	(5,362)	(258)
Net increase in total loans	(24,356)	(32,003)
Proceeds from sales of land, premises and equipment	10	1
Purchases of land, premises and equipment	(2,091)	(678)
Proceeds from sales of other real estate	0	12
Proceeds from life insurance	1,483	564
Net cash from investing activities	(22,780)	(61,222)

Cash flows from financing activities:
Net increase in total deposits	103,372	90,833
Net increase in short-term borrowings	46,445	24,064
Payments on short-term FHLB borrowings	(170,000)	0
Payments on long-term FHLB borrowings	0	(80,030)
Common dividends paid	(6,581)	(5,545)
Payments related to equity incentive plans	(2,089)	(2,483)
Purchase of treasury stock	(195)	(185)
Net cash from financing activities	(29,048)	26,654
Net change in cash and cash equivalents	(28,169)	(8,629)
Cash and cash equivalents at beginning of the period	216,922	176,180
Cash and cash equivalents at end of the period	$188,753	$167,551
Cash paid during the period for:
Interest	$13,896	$8,672
Supplemental non-cash disclosures:
Securities purchases payable	8,725	3,081
Right-of-use assets obtained in exchange for lease liabilities	5,483	0

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the “Company”), which has two wholly owned subsidiaries, Lake City Bank (the “Bank”) and LCB Risk Management, a captive insurance company. Also included in this report is the Bank’s wholly owned subsidiary, LCB Investments II, Inc. (“LCB Investments”), which manages the Bank’s investment portfolio. LCB Investments owns LCB Funding, Inc. (“LCB Funding”), a real estate investment trust. All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2019. The Company’s 2018 Annual Report on Form 10-K should be read in conjunction with these statements.

Adoption of New Accounting Standards

The Company accounts for leases in accordance with ASU 2016-02, “Leases”, which the Company adopted on January 1, 2019.  This guidance replaced existing lease guidance in GAAP and requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. Lessees and lessors are required to recognize and measure leases that exist at the beginning of the earliest period presented using a modified retrospective approach. The Company recorded a right-of-use asset of $5.5 million and a lease liability of $5.5 million upon adoption, and there was no cumulative period adjustment made to retained earnings.  This standard did not have a material impact on the Company’s balance sheets or cash flows from operations and had no impact on the Company’s operating results. The most significant impact was the recognition of right-of-use assets and lease obligations for operating leases.  The Company elected to adopt the package of practical expedients for this standard.

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

Newly Issued But Not Yet Effective Accounting Standards

In June 2016, the FASB issued guidance related to credit losses on financial instruments. This update will change the accounting for credit losses on loans and debt securities. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods. This guidance is effective for public business entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. The Company has formed a cross-functional committee that has evaluated existing technology and other solutions for calculating losses under this new standard, selected a vendor to validate data currently loaded in the technology solution selected, and reviewed the validation assessment report. The committee has selected a model and is working on initial calculations under the model. Management expects to recognize credit losses earlier upon adoption of this accounting standard and the expected credit loss model than it has historically done under the current incurred credit loss model.  While the impact of implementing the CECL model cannot be quantified at this time, the Company expects to recognize a one-time cumulative-effect adjustment to the allowance upon adoption.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
March 31, 2019
U.S. Treasury securities	$994	$0	$0	$994
U.S. government sponsored agencies	4,066	0	(77)	3,989
Mortgage-backed securities: residential	320,460	2,378	(2,559)	320,279
Mortgage-backed securities: commercial	38,244	1	(216)	38,029
State and municipal securities	226,924	5,624	(286)	232,262
Total	$590,688	$8,003	$(3,138)	$595,553

December 31, 2018
U.S. Treasury securities	$994	$0	$(7)	$987
U.S. government sponsored agencies	4,435	0	(85)	4,350
Mortgage-backed securities: residential	329,516	1,392	(5,496)	325,412
Mortgage-backed securities: commercial	38,712	0	(571)	38,141
State and municipal securities	217,964	1,403	(2,708)	216,659
Total	$591,621	$2,795	$(8,867)	$585,549

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of March 31, 2019 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,732	$1,742
Due after one year through five years	25,086	25,342
Due after five years through ten years	25,267	25,970
Due after ten years	179,899	184,191
	231,984	237,245
Mortgage-backed securities	358,704	358,308
Total debt securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$590,688	$595,553
Securities proceeds, gross gains and gross losses are presented below.

	Three months ended March 31,
(dollars in thousands)	2019	2018
Sales of securities available for sale
Proceeds	$13,693	$12,322
Gross gains	70	21
Gross losses	(47)	(27)
Number of securities	17	22

In accordance with ASU No. 2017-08, purchase premiums for callable securities are amortized to the earliest call date and premiums on non-callable securities as well as discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $62.0 million and $164.7 million were pledged as of March 31, 2019 and December 31, 2018, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of March 31, 2019 and December 31, 2018 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2019
U.S. government sponsored agencies	$1,644	$4	$2,345	$73	$3,989	$77
Mortgage-backed securities: residential	27,476	22	161,955	2,537	189,431	2,559
Mortgage-backed securities: commercial	5,096	8	28,819	208	33,915	216
State and municipal securities	7,138	51	19,685	235	26,823	286
Total temporarily impaired	$41,354	$85	$212,804	$3,053	$254,158	$3,138

December 31, 2018
U.S. Treasury securities	$0	$0	$987	$7	$987	$7
U.S. government sponsored agencies	0	0	4,350	85	4,350	85
Mortgage-backed securities: residential	11,619	12	217,182	5,484	228,801	5,496
Mortgage-backed securities: commercial	0	0	38,141	571	38,141	571
State and municipal securities	26,229	124	85,982	2,584	112,211	2,708
Total temporarily impaired	$37,848	$136	$346,642	$8,731	$384,490	$8,867

The total number of securities with unrealized losses as of March 31, 2019 and December 31, 2018 is presented below.

	Less than	12 months
	12 months	or more	Total
March 31, 2019
U.S. government sponsored agencies	1	1	2
Mortgage-backed securities: residential	12	64	76
Mortgage-backed securities: commercial	1	7	8
State and municipal securities	10	22	32
Total temporarily impaired	24	94	118

December 31, 2018
U.S. Treasury securities	0	1	1
U.S. government sponsored agencies	0	2	2
Mortgage-backed securities: residential	5	84	89
Mortgage-backed securities: commercial	0	9	9
State and municipal securities	35	111	146
Total temporarily impaired	40	207	247

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of March 31, 2019 and December 31, 2018, all of the securities in the Company’s portfolio were backed by the U.S. government, government agencies, government sponsored entities or were A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government agency, government-sponsored entity and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considers the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	March 31,		December 31,
(dollars in thousands)	2019		2018
Commercial and industrial loans:
Working capital lines of credit loans	$726,895	18.4%	$690,620	17.6%
Non-working capital loans	700,447	17.8	714,759	18.3
Total commercial and industrial loans	1,427,342	36.2	1,405,379	35.9

Commercial real estate and multi-family residential loans:
Construction and land development loans	293,818	7.5	266,805	6.8
Owner occupied loans	557,296	14.1	586,325	15.0
Nonowner occupied loans	537,569	13.7	520,901	13.3
Multifamily loans	240,939	6.1	195,604	5.0
Total commercial real estate and multi-family residential loans	1,629,622	41.4	1,569,635	40.1

Agri-business and agricultural loans:
Loans secured by farmland	139,645	3.6	177,503	4.6
Loans for agricultural production	162,662	4.1	193,010	4.9
Total agri-business and agricultural loans	302,307	7.7	370,513	9.5

Other commercial loans	112,021	2.8	95,657	2.4
Total commercial loans	3,471,292	88.1	3,441,184	87.9

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	188,777	4.8	185,822	4.7
Open end and junior lien loans	182,791	4.7	187,030	4.8
Residential construction and land development loans	13,142	0.3	16,226	0.4
Total consumer 1-4 family mortgage loans	384,710	9.8	389,078	9.9

Other consumer loans	84,650	2.1	86,064	2.2
Total consumer loans	469,360	11.9	475,142	12.1
Subtotal	3,940,652	100.0%	3,916,326	100.0%
Less: Allowance for loan losses	(49,562)		(48,453)
Net deferred loan fees	(1,642)		(1,581)
Loans, net	$3,889,448		$3,866,292

The recorded investment in loans does not include accrued interest.

The Company had $533,000 in residential real estate loans in the process of foreclosure as of March 31, 2019, compared to $586,000 as of December 31, 2018.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended March 31, 2019 and 2018:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2019
Beginning balance, January 1	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453
Provision for loan losses	1,493	18	(161)	5	45	85	(285)	1,200
Loans charged-off	(83)	0	0	0	(82)	(119)	0	(284)
Recoveries	102	36	2	0	11	42	0	193
Net loans charged-off	19	36	2	0	(71)	(77)	0	(91)
Ending balance	$24,030	$15,447	$4,146	$373	$2,266	$291	$3,009	$49,562

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2018
Beginning balance, January 1	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121
Provision for loan losses	3,902	207	(76)	(67)	(794)	(49)	177	3,300
Loans charged-off	(4,360)	(491)	0	0	(7)	(119)	0	(4,977)
Recoveries	86	8	4	0	51	34	0	183
Net loans charged-off	(4,274)	(483)	4	0	44	(85)	0	(4,794)
Ending balance	$20,725	$14,438	$4,848	$510	$2,018	$245	$2,843	$45,627

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019 and December 31, 2018:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
March 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,860	$398	$81	$0	$467	$28	$0	$9,834
Collectively evaluated for impairment	15,170	15,049	4,065	373	1,799	263	3,009	39,728
Total ending allowance balance	$24,030	$15,447	$4,146	$373	$2,266	$291	$3,009	$49,562

Loans:
Loans individually evaluated for impairment	$18,611	$3,441	$430	$0	$2,022	$43	$0	$24,547
Loans collectively evaluated for impairment	1,408,737	1,623,594	301,976	111,875	383,913	84,368	0	3,914,463
Total ending loans balance	$1,427,348	$1,627,035	$302,406	$111,875	$385,935	$84,411	$0	$3,939,010

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,552	$921	$73	$0	$457	$26	$0	$10,029
Collectively evaluated for impairment	13,966	14,472	4,232	368	1,835	257	3,294	38,424
Total ending allowance balance	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453

Loans:
Loans individually evaluated for impairment	$19,734	$4,266	$433	$0	$2,240	$44	$0	$26,717
Loans collectively evaluated for impairment	1,385,604	1,562,899	370,174	95,520	388,053	85,778	0	3,888,028
Total ending loans balance	$1,405,338	$1,567,165	$370,607	$95,520	$390,293	$85,822	$0	$3,914,745

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2019:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$2,904	$212	$0
Non-working capital loans	2,345	950	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,272	1,667	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	224	143	0
Open end and junior lien loans	98	98	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,698	6,390	2,874
Non-working capital loans	11,016	11,059	5,986
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,774	1,774	398
Agri-business and agricultural loans:
Loans secured by farmland	147	147	81
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,779	1,781	467
Other consumer loans	43	43	28
Total	$29,903	$24,547	$9,834

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$3,284	$1,889	$0
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,773	1,527	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	583	502	0
Open end and junior lien loans	220	220	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	9,691	6,694	2,602
Non-working capital loans	11,099	11,151	5,950
Commercial real estate and multi-family residential loans:
Construction and land development loans	291	291	142
Owner occupied loans	2,938	2,448	779
Agri-business and agricultural loans:
Loans secured by farmland	150	150	73
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,517	1,518	457
Other consumer loans	45	44	26
Total	$32,194	$26,717	$10,029

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2019:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$155	$1	$0
Non-working capital loans	1,549	29	24
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,621	11	8
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	380	1	1
Open end and junior lien loans	193	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,487	72	59
Non-working capital loans	11,416	132	128
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,080	13	12
Agri-business and agricultural loans:
Loans secured by farmland	147	2	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,598	12	12
Other consumer loans	43	1	1
Total	$25,952	$274	$246

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2018:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$1,011	$7	$2
Non-working capital loans	1,728	15	5
Commercial real estate and multi-family residential loans:
Construction and land development loans	102	1	0
Owner occupied loans	2,557	7	2
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	543	2	1
Open end and junior lien loans	92	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,608	2	1
Non-working capital loans	3,216	2	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	721	11	5
Owner occupied loans	1,194	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	968	7	4
Open end and junior lien loans	154	0	0
Other consumer loans	49	1	0
Total	$14,226	$55	$20

The following table presents the aging of the recorded investment in past due loans as of March 31, 2019 by class of loans:

			Greater than
		30-89	90 Days Past		Total Past
	Loans Not	Days	Due and Still		Due and
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$720,597	$4,308	$0	$2,118	$6,426	$727,023
Non-working capital loans	695,711	3,354	0	1,260	4,614	700,325
Commercial real estate and multi-family
residential loans:
Construction and land development loans	292,627	0	0	0	0	292,627
Owner occupied loans	554,668	47	481	1,749	2,277	556,945
Nonowner occupied loans	536,900	142	0	0	142	537,042
Multifamily loans	240,421	0	0	0	0	240,421
Agri-business and agricultural loans:
Loans secured by farmland	139,230	147	0	283	430	139,660
Loans for agricultural production	162,746	0	0	0	0	162,746
Other commercial loans	111,875	0	0	0	0	111,875
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	186,373	1,466	0	588	2,054	188,427
Open end and junior lien loans	184,217	87	0	98	185	184,402
Residential construction loans	13,106	0	0	0	0	13,106
Other consumer loans	84,265	146	0	0	146	84,411
Total	$3,922,736	$9,697	$481	$6,096	$16,274	$3,939,010

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans:

			Greater than
		30-89	90 Days Past		Total Past
	Loans Not	Days	Due and Still		Due and
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$684,191	$4,328	$0	$2,245	$6,573	$690,764
Non-working capital loans	709,629	3,368	0	1,577	4,945	714,574
Commercial real estate and multi-family
residential loans:
Construction and land development loans	265,544	0	0	0	0	265,544
Owner occupied loans	583,214	486	0	2,269	2,755	585,969
Nonowner occupied loans	520,431	57	0	0	57	520,488
Multi-family loans	195,164	0	0	0	0	195,164
Agri-business and agricultural loans:
Loans secured by farmland	177,080	150	0	283	433	177,513
Loans for agricultural production	193,094	0	0	0	0	193,094
Other commercial loans	95,520	0	0	0	0	95,520
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	183,420	1,370	0	671	2,041	185,461
Open end and junior lien loans	188,320	98	0	220	318	188,638
Residential construction loans	16,194	0	0	0	0	16,194
Other consumer loans	85,654	168	0	0	168	85,822
Total	$3,897,455	$10,025	$0	$7,265	$17,290	$3,914,745

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.9 million and $3.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2019 and December 31, 2018, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	March 31	December 31
(dollars in thousands)	2019	2018
Accruing troubled debt restructured loans	$6,196	$8,016
Nonaccrual troubled debt restructured loans	3,812	4,384
Total troubled debt restructured loans	$10,008	$12,400

During the three months ending March 31, 2019, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the period.  One of the loans is for a commercial real estate building where the cash flow does not support the loan with a recorded investment of $533,000.  The other loan is for commercial and industrial non-working capital purposes and this borrower had a recorded investment of $70,000 that was subsequently paid off prior to March 31, 2019.  These concessions are not included in table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended March 31, 2019:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	35	35	1	0
Total	1	$35	$35	1	0

For the three month period ending March 31, 2019, the troubled debt restructurings described above did not impact the allowance for loan losses and no charge-offs were recorded.

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

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the period. The loan to one of the borrowers is for a commercial real estate building where the collateral value and cash flows from the companies occupying the buildings do not support the loan with recorded investments of $341,000. The loans to two other borrowers are for commercial and industrial capital and non-working capital loans with recorded investments of $551,000. These concessions are not included in the following table.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of March 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$638,075	$59,140	$29,489	$0	$319	$727,023
Non-working capital loans	651,748	17,072	25,632	0	5,873	700,325
Commercial real estate and multi-
family residential loans:
Construction and land development loans	292,275	352	0	0	0	292,627
Owner occupied loans	509,539	25,024	22,382	0	0	556,945
Nonowner occupied loans	533,975	2,439	628	0	0	537,042
Multifamily loans	240,211	210	0	0	0	240,421
Agri-business and agricultural loans:
Loans secured by farmland	128,492	9,388	1,780	0	0	139,660
Loans for agricultural production	153,470	7,476	1,800	0	0	162,746
Other commercial loans	111,871	0	0	0	4	111,875
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	56,681	0	1,924	0	129,822	188,427
Open end and junior lien loans	8,613	0	98	0	175,691	184,402
Residential construction loans	0	0	0	0	13,106	13,106
Other consumer loans	12,868	0	43	0	71,500	84,411
Total	$3,337,818	$121,101	$83,776	$0	$396,315	$3,939,010

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$618,612	$43,240	$28,563	$0	$349	$690,764
Non-working capital loans	664,787	15,992	27,548	0	6,247	714,574
Commercial real estate and multi-
family residential loans:
Construction and land development loans	264,900	353	291	0	0	265,544
Owner occupied loans	541,734	21,864	22,371	0	0	585,969
Nonowner occupied loans	517,356	2,491	641	0	0	520,488
Multifamily loans	194,948	216	0	0	0	195,164
Agri-business and agricultural loans:
Loans secured by farmland	166,623	9,107	1,783	0	0	177,513
Loans for agricultural production	183,189	8,155	1,750	0	0	193,094
Other commercial loans	95,516	0	0	0	4	95,520
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	54,879	0	2,021	0	128,561	185,461
Open end and junior lien loans	8,810	0	220	0	179,608	188,638
Residential construction loans	0	0	0	0	16,194	16,194
Other consumer loans	12,700	0	44	0	73,078	85,822
Total	$3,324,054	$101,418	$85,232	$0	$404,041	$3,914,745

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

Mortgage servicing rights:  As of March 31, 2019, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $4.5 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 3.93%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At March 31, 2019, the constant prepayment speed (“PSA”) used was 77 and discount rate used was 9.4%. At December 31, 2018, the PSA used was 81 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 994	$ 0	$ 0	$ 994
U.S. government sponsored agency securities	0	3,989	0	3,989
Mortgage-backed securities: residential	0	320,279	0	320,279
Mortgage-backed securities: commercial	0	38,029	0	38,029
State and municipal securities	0	232,112	150	232,262
Total Securities	994	594,409	150	595,553
Mortgage banking derivative	0	209	0	209
Interest rate swap derivative	0	4,061	0	4,061
Total assets	$ 994	$ 598,679	$ 150	$ 599,823

Liabilities
Mortgage banking derivative	0	52	0	52
Interest rate swap derivative	0	4,388	0	4,388
Total liabilities	$ 0	$ 4,440	$ 0	$ 4,440

	December 31, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 987	$ 0	$ 0	$ 987
U.S. government sponsored agency securities	0	4,350	0	4,350
Mortgage-backed securities: residential	0	325,412	0	325,412
Mortgage-backed securities: commercial	0	38,141	0	38,141
State and municipal securities	0	216,509	150	216,659
Total Securities	987	584,412	150	585,549
Mortgage banking derivative	0	95	0	95
Interest rate swap derivative	0	3,869	0	3,869
Total assets	$ 987	$ 588,376	$ 150	$ 589,513

Liabilities
Mortgage banking derivative	0	23	0	23
Interest rate swap derivative	0	4,025	0	4,025
Total liabilities	$ 0	$ 4,048	$ 0	$ 4,048

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 and there were no transfers between Level 1 and Level 2 during 2018.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

	State and Municipal Securities
(dollars in thousands)	2019	2018
Balance of recurring Level 3 assets at January 1	$ 150	$ 880
Changes in fair value of securities
included in other comprehensive income	0	(4)
Principal payments	0	(45)
Balance of recurring Level 3 assets at March 31	$ 150	$ 831

The state and municipal securities measured at fair value included below are non-rated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	3/31/2019	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 150	Price to type, par, call	Discount to benchmark index	0-1%
(0.17%)

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2018	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 150	Price to type, par, call	Discount to benchmark index	0-1%
(0.17%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 3,693	$ 3,693
Non-working capital loans	0	0	4,787	4,787
Commercial real estate and multi-family
residential loans:
Owner occupied loans	0	0	732	732
Agri-business and agricultural loans:
Loans secured by farmland	0	0	66	66
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	486	486
Total impaired loans	$ 0	$ 0	$ 9,764	$ 9,764
Other real estate owned	0	0	0	0
Total assets	$ 0	$ 0	$ 9,764	$ 9,764

	December 31, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 4,092	$ 4,092
Non-working capital loans	0	0	4,967	4,967
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	148	148
Owner occupied loans	0	0	1,669	1,669
Agri-business and agricultural loans:
Loans secured by farmland	0	0	77	77
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	553	553
Total impaired loans	$ 0	$ 0	$ 11,506	$ 11,506
Other real estate owned	0	0	316	316
Total assets	$ 0	$ 0	$ 11,822	$ 11,822

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2019:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 8,480	Collateral based	Discount to reflect	51%	0%-100%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	732	Collateral based	Discount to reflect	35%	0%-53%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Agribusiness and agricultural	66	Collateral based	Discount to reflect	55%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	486	Collateral based	Discount to reflect	17%	0%-21%
		measurements	current market conditions
			and ultimate collectability

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2018:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 9,059	Collateral based	Discount to reflect	48%	4%-100%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,817	Collateral based	Discount to reflect	34%	6%-53%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Agribusiness and agricultural	77	Collateral based	Discount to reflect	49%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	553	Collateral based	Discount to reflect	23%	0%-64%
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	316	Collateral based	Discount to reflect	0%
		measurements	current market conditions

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $19.1 million, with a valuation allowance of $9.3 million at March 31, 2019. The change from December 31, 2018 in the fair value of impaired loans resulted in a reduction in the provision for loan losses of $200,000, over the three months ended March 31, 2019.  At March 31, 2018, impaired loans had a gross carrying amount of $7.9 million, with a valuation allowance of $1.9 million.  The change from December 31, 2017 in the fair value of impaired loans resulted in a net increase in the provision for loan losses of $4.2 million, primarily due to a partial charge-off on one commercial lending relationship in the amount of $4.6 million, over the three months ended March 31, 2018.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	March 31, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 188,753	$ 185,998	$ 2,755	$ 0	$ 188,753
Securities available for sale	595,553	994	594,409	150	595,553
Real estate mortgages held for sale	3,047	0	3,085	0	3,085
Loans, net	3,889,448	0	0	3,816,004	3,816,004
Federal Reserve and Federal Home Loan Bank stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	17,387	8	3,110	14,269	17,387
Financial Liabilities:
Certificates of deposit	(1,406,580)	0	(1,413,329)	0	(1,413,329)
All other deposits	(2,740,857)	(2,740,857)	0	0	(2,740,857)
Other short-term borrowings	(122,000)	(122,000)	0	0	(122,000)
Subordinated debentures	(30,928)	0	0	(31,199)	(31,199)
Standby letters of credit	(1,151)	0	0	(1,151)	(1,151)
Accrued interest payable	(11,794)	(168)	(11,621)	(5)	(11,794)

	December 31, 2018
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 216,922	$ 214,452	$ 2,470	$ 0	$ 216,922
Securities available for sale	585,549	987	584,412	150	585,549
Real estate mortgages held for sale	2,293	0	2,314	0	2,314
Loans, net	3,866,292	0	0	3,786,175	3,786,175
Federal Reserve and Federal Home Loan Bank stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,518	3	3,569	11,946	15,518
Financial Liabilities:
Certificates of deposit	(1,419,754)	0	(1,424,553)	0	(1,424,553)
All other deposits	(2,624,311)	(2,624,311)	0	0	(2,624,311)
Securities sold under agreements
to repurchase	(75,555)	0	(75,555)	0	(75,555)
Other short-term borrowings	(170,000)	0	(169,996)	0	(169,996)
Subordinated debentures	(30,928)	0	0	(31,195)	(31,195)
Standby letters of credit	(978)	0	0	(978)	(978)
Accrued interest payable	(10,404)	(110)	(10,289)	(5)	(10,404)

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

There were no securities sold under agreements to repurchase at March 31, 2019.  Securities sold under agreements to repurchase of $75.6 million, which matured on demand, were secured by mortgage-backed securities with a carrying amount of $100.7 million at December 31, 2018. Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
(dollars in thousands)	2019	2018	2019	2018
Service cost	$0	$0	$0	$0
Interest cost	22	23	9	9
Expected return on plan assets	(34)	(34)	(13)	(15)
Recognized net actuarial (gain) loss	32	48	18	18
Net pension expense (benefit)	$20	$37	$14	$12

The Company previously disclosed in its financial statements for the year ended December 31, 2018 that it expected to contribute $0 to its pension plan and $0 to its Supplemental Executive Retirement Plan (“SERP”) in 2019. The Company has not made any contributions to its pension plan or to its SERP as of March 31, 2019. The Company does not expect to make any additional contributions to its pension plan or SERP during the remainder of 2019. As a result of freezing the plan effective April 1, 2000, there is no service cost to record on the pension plan or the SERP for the three-month periods ending March 31, 2019 and 2018. All other components of cost noted in the table above were recorded in other expense under noninterest expenses on the Consolidated Statements of Income for all periods presented.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2019 and December 31, 2018.

	March 31, 2019
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$4,061	$0	$4,061	$0	$(410)	$3,651
Total Assets	$4,061	$0	$4,061	$0	$(410)	$3,651
Liabilities
Interest Rate Swap Derivatives	$4,388	$0	$4,388	$0	$(3,730)	$658
Repurchase Agreements	0	0	0	0	0	0
Total Liabilities	$4,388	$0	$4,388	$0	$(3,730)	$658

	December 31, 2018
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$3,869	$0	$3,869	$0	$(760)	$3,109
Total Assets	$3,869	$0	$3,869	$0	$(760)	$3,109
Liabilities
Interest Rate Swap Derivatives	$4,025	$0	$4,025	$0	$(560)	$3,465
Repurchase Agreements	75,555	0	75,555	(75,555)	0	0
Total Liabilities	$79,580	$0	$79,580	$(75,555)	$(560)	$3,465

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

NOTE 9. EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period, including shares held in treasury on behalf of participants in the Company’s Directors Fee Deferral Plan. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants, none of which were antidilutive.

	Three Months Ended March 31,
	2019	2018
Weighted average shares outstanding for basic earnings per common share	25,491,093	25,257,414
Dilutive effect of stock options, awards and warrants	174,194	439,450
Weighted average shares outstanding for diluted earnings per common share	25,665,287	25,696,864

Basic earnings per common share	$0.85	$0.73
Diluted earnings per common share	$0.84	$0.71

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) net of tax for the three months ended March 31, 2019 and 2018:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at January 1, 2019	$(4,796)	$(1,395)	$(6,191)
Other comprehensive income before reclassification	8,663	0	8,663
Amounts reclassified from accumulated other comprehensive income (loss)	(23)	38	15
Net current period other comprehensive income	8,640	38	8,678
Balance at March 31, 2019	$3,844	$(1,357)	$2,487

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at January 1, 2018	$784	$(1,454)	$(670)
Other comprehensive income before reclassification	(7,132)	0	(7,132)
Amounts reclassified from accumulated other comprehensive income (loss)	6	49	55
Net current period other comprehensive income	(7,126)	49	(7,077)
Adoption of ASU 2018-02	140	(313)	(173)
Adoption of ASU 2016-01	(68)	0	(68)
Balance at March 31, 2018	$(6,270)	$(1,718)	$(7,988)

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2019 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$23	Net securities gains (losses)
Tax effect	0	Income tax expense
	23	Net of tax
Amortization of defined benefit pension items	(50)	Other expense
Tax effect	12	Income tax expense
	(38)	Net of tax
Total reclassifications for the period	$(15)	Net income

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2018 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$(6)	Net securities gains (losses)
Tax effect	0	Income tax expense
	(6)	Net of tax
Amortization of defined benefit pension items	(66)	Other expense
Tax effect	17	Income tax expense
	(49)	Net of tax
Total reclassifications for the period	$(55)	Net income

NOTE 11. LEASES
The Company leases certain office facilities under long-term operating lease agreements. The leases expire at various dates through 2029 and some include renewal options.  Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs.  In many cases, rentals are subject to increase in relation to a cost-of-living index.  The Company accounts for lease and non-lease components together as a single lease component.  The Company determines if an arrangement is a lease at inception.  Operating leases are recorded as a right-of-use (“ROU”) lease assets and are included in other assets on the consolidated balance sheet.  The Company’s corresponding lease obligations are included in other liabilities on the consolidated balance sheet.  ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard.  The following is a maturity analysis of the operating lease liabilities as of March 31, 2019:

Operating lease
Years ending December 31, (in thousands)	Obligation
2019	$402
2020	561
2021	581
2022	595
2023	606
2024 - 2029	3,495
Total undiscounted lease payments	6,240
Less imputed interest	(847)
Lease liability	$5,393

Right-of-use asset	$5,393

Three months ended
March 31, 2019
Lease cost
Operating lease cost	$119
Short-term lease cost	6
Total lease cost	$125

Other information
Operating cash flows from
operating leases	$119
Weighted-average remaining
lease term - operating leases	10.8 years
Weighted average discount
rate - operating leases	2.8%

ITEM 2 ‑ MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first three months of 2019 was $21.7 million, up 18.2% from $18.3 million for the comparable period of 2018. Diluted income per common share was $0.84 in the first three months of 2019, up 18.3% from $0.71 in the comparable period of 2018. Annualized return on average total equity was 16.59% in the first three months of 2019 versus 15.82% in the comparable period of 2018. Annualized return on average total assets was 1.80% in the first three months of 2019 versus 1.58% in the comparable period of 2018. The average equity to average assets ratio was 10.86% in the first three months of 2019 versus 9.99% in the comparable period of 2018.

Total assets were $4.892 billion as of March 31, 2019 versus $4.875 billion as of December 31, 2018, an increase of $16.6 million, or 0.3%. This increase was primarily due to a $23.2 million increase in net loans as well as a $10.0 million increase in securities available for sale, offset by a $28.2 million decrease in cash and cash equivalents. Total deposits increased by $103.4 million while total borrowings decreased by $123.6 million.  Total equity increased by $21.6 million as a result of net income of $21.7 million as well as an increase in accumulated other comprehensive income of $8.7 million offset by dividends paid of $0.26 per share totaling $6.6 million.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months ended March 31, 2019 and 2018 is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Income Statement Summary:
Net interest income	$38,209	$36,223
Provision for loan losses	1,200	3,300
Noninterest income	11,525	9,879
Noninterest expense	22,473	21,202

Other Data:
Efficiency ratio (1)	45.19%	45.99%
Dilutive EPS	$0.84	$0.71
Total Equity	543,267	473,333
Tangible capital ratio (2)	11.04%	9.94%
Net charge-offs (recoveries) to average loans	0.01%	0.51%
Net interest margin	3.45%	3.36%
Noninterest income to total revenue	23.17%	21.43%

 (1)   Noninterest expense/Net interest income plus Noninterest income.
 (2)   Non-GAAP financial measure. See reconciliation below.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Total Equity	$543,267	$473,333
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,191	1,174
Tangible Common Equity	539,488	469,537

Total Assets	$4,891,885	$4,726,948
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,191	1,174
Tangible Assets	4,888,106	4,723,152

Tangible Common Equity/Tangible Assets	11.04%	9.94%

Net Income

Net income was $21.7 million in the first three months of 2019, an increase of $3.3 million, or 18.2%, versus net income of $18.3 million in the first three months of 2018. The growth in net income of $3.3 million for the first three months of 2019 as compared to the prior year period resulted primarily from increased net interest income of $2.0 million, a decrease in provision expense of $2.1 million and growth in noninterest income of $1.6 million. These increases were offset by an increase in noninterest expense of $1.3 million and an increase in income tax expense of $1.1 million.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2019			2018
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,893,035	$48,866	5.09%	$3,767,300	$41,794	4.50%
Tax exempt (1)	24,989	314	5.10	24,622	272	4.48
Investments: (1)
Available for sale	587,026	4,575	3.16	546,042	4,119	3.06
Short-term investments	4,696	26	2.25	4,579	9	0.80
Interest bearing deposits	41,204	212	2.09	78,918	283	1.45
Total earning assets	$4,550,950	$53,993	4.81%	$4,421,461	$46,477	4.26%
Less: Allowance for loan losses	(48,768)			(47,189)
Nonearning Assets
Cash and due from banks	164,820			137,738
Premises and equipment	58,599			56,192
Other nonearning assets	155,971			138,524
Total assets	$4,881,572			$4,706,726

Interest Bearing Liabilities
Savings deposits	$247,309	$71	0.12%	$268,091	$89	0.13%
Interest bearing checking accounts	1,496,893	5,954	1.61	1,491,820	3,575	0.97
Time deposits:
In denominations under $100,000	276,006	1,232	1.81	255,209	848	1.35
In denominations over $100,000	1,184,996	6,626	2.27	1,238,189	4,855	1.59
Miscellaneous short-term borrowings	190,118	950	2.03	82,862	111	0.54
Long-term borrowings and
subordinated debentures	30,928	452	5.93	30,933	367	4.81
Total interest bearing liabilities	$3,426,250	$15,285	1.81%	$3,367,104	$9,845	1.19%
Noninterest Bearing Liabilities
Demand deposits	885,126			841,608
Other liabilities	40,207			28,016
Stockholders' Equity	529,989			469,998
Total liabilities and stockholders' equity	$4,881,572			$4,706,726

Interest Margin Recap
Interest income/average earning assets		53,993	4.81		46,477	4.26
Interest expense/average earning assets		15,285	1.36		9,845	0.90
Net interest income and margin		$38,708	3.45%		$36,632	3.36%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $499,000 and $409,000 in the three-month periods ended March 31, 2019 and 2018, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2019 and 2018, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $2.0 million, or 5.5%, for the three months ended March 31, 2019 compared with the first three months of 2018. The increased level of net interest income during the first three months of 2019 was largely driven by an increase in average earning assets of $129.5 million, due primarily to loan growth. Average loans outstanding increased $126.1 million to $3.918 billion during the three months ended March 31, 2019 compared to $3.792 billion during the same period of 2018, with most of the growth being in commercial loans. The earning asset growth was funded through an increase in short-term borrowings.  Average deposits decreased $4.6 million to $4.090 billion during the three months ended March 31, 2019 compared to $4.095 billion for the same period of 2018.  Total deposits are comprised of core deposits and brokered deposits.  During this same period average core deposits increased $68.9 million and average brokered deposits decreased $73.4 million.  Average borrowings increased by $107.3 million to $221.0 million in the three months ended March 31, 2019, compared to $113.8 million during the same period of 2018.

The tax equivalent net interest margin was 3.45% for the first three months of 2019 compared to 3.36% during the first three months of 2018. The yield on earning assets totaled 4.81% during the three months ended March 31, 2019 compared to 4.26% in the same period of 2018. Cost of funds (expressed as a percentage of average earning assets) totaled 1.36% during the first three months of 2019 compared to 0.90% in the same period of 2018. The higher margin in the first quarter of 2019 was due to higher yields on loans, partially offset by a higher cost of funds driven by the Federal Reserve Bank increasing the target Federal Funds Rate in March, June, September and December of 2018.

Provision for Loan Losses

The Company recorded a provision for loan loss expense of $1.2 million in the three-month period ended March 31, 2019, compared to a provision of $3.3 million during the comparable period of 2018. The primary factors impacting management’s decision to record a lower the provision in the first three months of 2019 were lower net charge-offs taken during the first quarter of 2019 versus the first quarter of 2018. Net charge-offs in the first quarter of 2019 were $91,000 versus net charge-offs of $4.8 million in the first quarter of 2018 and net charge-offs of $189,000 during the linked fourth quarter of 2018.  Additional factors considered by management included the continued stability in key loan quality metrics, including appropriate reserve coverage of nonperforming loans and stable economic conditions in the Company’s markets, and changes in the allocation for specific watch list credits. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2019 and 2018 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
(dollars in thousands)	2019	2018	Change
Wealth advisory fees	$1,620	$1,505	7.6%
Investment brokerage fees	386	290	33.1
Service charges on deposit accounts	4,287	3,628	18.2
Loan and service fees	2,404	2,177	10.4
Merchant card fee income	622	642	(3.1)
Bank owned life insurance	444	363	22.3
Mortgage banking income	222	241	(7.9)
Net securities gains (losses)	23	(6)	(483.3)
Other income	1,517	1,039	46.0
Total noninterest income	$11,525	$9,879	16.7%
Noninterest income to total revenue	23.17%	21.43%

The Company’s noninterest income increased $1.6 million, or 16.7%, to $11.5 million for the first quarter of 2019, compared to $9.9 million for the first quarter of 2018. Noninterest income was positively impacted by an 18.2% increase over the prior year first quarter in recurring fee income for service charges on deposit accounts, primarily due to growth in treasury management fees from business accounts. In addition, loan and service fees increased 10.4% and wealth advisory fees increased by 7.6% compared to the year ago period due to continued growth of client relationships.  Other income increased primarily due to a gain related to proceeds from bank owned life insurance.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2019 and 2018 are shown in the following tables:

	Three Months Ended
	March 31,
			Percent
(dollars in thousands)	2019	2018	Change
Salaries and employee benefits	$12,559	$12,019	4.5%
Net occupancy expense	1,366	1,426	(4.2)
Equipment costs	1,349	1,274	5.9
Data processing fees and supplies	2,425	2,513	(3.5)
Corporate and business development	1,206	1,133	6.4
FDIC insurance and other regulatory fees	406	461	(11.9)
Professional fees	937	872	7.5
Other expense	2,225	1,504	47.9
Total noninterest expense	$22,473	$21,202	6.0%

The Company’s noninterest expense increased $1.3 million, or 6.0%, to $22.5 million in the first quarter of 2019, compared to $21.2 million in the first quarter of 2018 and was lower by $79,000 on a linked quarter basis.  Salaries and employee benefits increased primarily due to higher employee health insurance expense, staffing increases and normal merit increases. The Company’s efficiency ratio was 45.2% for the first quarter of 2019, compared to 46.0% for the first quarter of 2018 and 45.4% for the linked fourth quarter of 2018.

The Company’s income tax expense increased $1.1 million, in the three-month period ended March 31, 2019, compared to the same periods in 2018. The effective tax rate was 16.8% in the three-month period ended March 31, 2019, compared to 15.1% in the comparable period of 2018, due primarily to reduced tax benefit associated with the vesting of performance based restricted stock units.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.892 billion as of March 31, 2019, an increase of $16.6 million, or 0.3%, when compared to $4.875 billion as of December 31, 2018. Overall asset growth was primarily driven by a $23.2 million, or 0.6%, increase in net loans to $3.889 billion at March 31, 2019 from $3.866 billion December 31, 2018 and an increase of $10.0 million or 1.7% in securities available for sale to $595.6 million at March 31, 2019 from $585.5 billion at December 31, 2018.  Funding for the loan growth came from a decrease of $28.2 million in cash and cash equivalents.  In addition, total deposits increased by $103.4 million and total borrowings decreased by $123.6 million.  The increase is deposits was primarily driven by growth in core deposits.  Core deposits were $4.007 billion as of March 31, 2019, an increase of $128.2 million, or 3.3%, when compared to $3.879 billion as of December 31, 2018.  This was offset by a decrease of $24.8 million in brokered deposits that matured during the first quarter of 2019.  Additionally, commercial deposits increased by $114.9 million, or 10.7%, to $1.190 billion at March 31, 2019 compared to $1.075 billion at December 31, 2018.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents decreased by $28.2 million, or 13.0%, to $188.8 million at March 31, 2019, from $216.9 million at December 31, 2018. The short-term investment component of cash and cash equivalents decreased primarily due to lower noninterest-bearing balances on deposit with correspondent banks.

Investment Portfolio

The amortized cost and the fair value of securities as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$994	$994	$994	$987
U.S. government sponsored agencies	4,066	3,989	4,435	4,350
Mortgage-backed securities: residential	320,460	320,279	329,516	325,412
Mortgage-backed securities: commercial	38,244	38,029	38,712	38,141
State and municipal securities	226,924	232,262	217,964	216,659
Total	$590,688	$595,553	$591,621	$585,549

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the investment portfolio will increase. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, the market value of the bonds in the portfolio will decrease as interest rates rise. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for other-than-temporary impairment.

Purchases of securities available for sale totaled $22.2 million in the first three months of 2019. The purchases consisted primarily of state and municipal securities and also purchases of mortgage-backed securities issued by government sponsored entities. Paydowns from prepayments and scheduled payments of $10.0 million were received in the first three months of 2019, and the amortization of premiums, net of the accretion of discounts, was $817,000. Sales of securities totaled $13.7 million in the first three months of 2019. Maturities and calls of securities totaled $6.0 million in the first three months of 2019. The increase in the amortization of premiums, net of the accretion of discounts was primarily driven by the adoption of ASU 2017-08 on January 1, 2019.  No other-than-temporary impairment was recognized in the first three months of 2019.

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

The investment portfolio is managed by a third-party firm to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level. The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds under what is commonly referred to as the “Volcker Rule” of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans Held-for-Sale

Real estate mortgage loans held-for-sale increased by $754,000, or 32.9%, to $3.0 million at March 31, 2019, from $2.3 million at December 31, 2018. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells all of the qualifying mortgage loans it originates on the secondary market. Proceeds from sales totaled $6.8 million in the first three months of 2019 compared to $11.5 million in the first three months of 2018.

Loan Portfolio

The loan portfolio by portfolio segment as of March 31, 2019 and December 31, 2018 is summarized as follows:

					Current
	March 31,		December 31,		Period
(dollars in thousands)	2019		2018		Change
Commercial and industrial loans	$1,427,342	36.2%	$1,405,379	35.9%	$21,963
Commercial real estate and multi-family residential loans	1,629,622	41.4	1,569,635	40.1	59,987
Agri-business and agricultural loans	302,307	7.7	370,513	9.5	(68,206)
Other commercial loans	112,021	2.8	95,657	2.4	16,364
Consumer 1-4 family mortgage loans	384,710	9.8	389,078	9.9	(4,368)
Other consumer loans	84,650	2.1	86,064	2.2	(1,414)
Subtotal	3,940,652	100.0%	3,916,326	100.0%	24,326
Less: Allowance for loan losses	(49,562)		(48,453)		(1,109)
Net deferred loan fees	(1,642)		(1,581)		(61)
Loans, net	$3,889,448		$3,866,292		$23,156

Total loans, excluding real estate mortgage loans held for sale and deferred fees, increased by $24.3 million to $3.941 billion at March 31, 2019 from $3.916 billion at December 31, 2018. The increase was concentrated in the commercial and commercial real estate categories and reflected the Company’s long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas. The increase was partially offset by expected, seasonal loan repayments during the first quarter in our agri-business and agricultural loans. In addition, unanticipated factors affecting loan repayment activity during the year included the sale of client companies and long-term non-bank financing in the agricultural and commercial real estate portfolios.

The following table summarizes the Company’s non-performing assets as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual loans including nonaccrual troubled debt restructured loans	$6,093	$7,260
Loans past due over 90 days and still accruing	481	0
Total nonperforming loans	$6,574	$7,260
Other real estate owned	316	316
Repossessions	83	0
Total nonperforming assets	$6,973	$7,576

Impaired loans including troubled debt restructurings	$24,501	$26,661

Nonperforming loans to total loans	0.17%	0.19%
Nonperforming assets to total assets	0.14%	0.16%

Performing troubled debt restructured loans	$6,196	$8,016
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	3,812	4,384
Total troubled debt restructured loans	$10,008	$12,400

Total nonperforming assets decreased by $603,000, or 8.0%, to $7.0 million during the three-month period ended March 31, 2019. The decrease in nonperforming assets was primarily due to payments received on nonperforming loans.

Net charge offs in the quarter were $91,000 versus net charge-offs of $4.8 million in the first quarter of 2018 and net charge-offs of $189,000 during the linked fourth quarter of 2018.

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

Total impaired loans decreased by $2.2 million, or 8.1%, to $24.5 million at March 31, 2019 from $26.7 million at December 31, 2018. The decrease in the impaired loans category was primarily due to payments received on impaired loans.

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

At March 31, 2019, the allowance for loan losses was 1.26% of total loans outstanding, versus 1.24% of total loans outstanding at December 31, 2018. At March 31, 2019, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of March 31, 2019, on the basis of management’s review of the loan portfolio, the Company had 91 credits totaling $204.9 million on the classified loan list versus 91 credits totaling $186.6 million on December 31, 2018. The increased in classified loans for the first quarter of 2019 resulted primarily from two commercial borrowers.  As of March 31, 2019, the Company had $121.1 million of assets classified as Special Mention, $83.8 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $101.4 million, $85.2 million, $0 and $0, respectively, at December 31, 2018.

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

The allowance for loan losses increased 2.3%, or $1.1 million, from $48.5 million at December 31, 2018 to $49.6 million at March 31, 2019. Pooled loan allocations increased from $35.1 million at December 31, 2018 to $39.7 million at March 31, 2019, which was primarily due to management’s view of current credit quality and the current economic environment. Impaired loan allocations decreased $195,000 from $10.0 million at December 31, 2018 to $9.8 million at March 31, 2019, which was primarily due to paydowns and payoffs received on these loans over the three-month period ended March 31, 2019.  The unallocated component of the allowance for loan losses was $3.0 million at March 31, 2019 compared to $3.3 million at December 31, 2018.  While general trends in the overall economy and credit quality were stable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

Most of the Company’s recent loan growth has been concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

Economic conditions in the Company’s markets have been stable, and management is cautiously optimistic that the economic trends in its footprint remain healthy. While the growth is not robust, commercial real estate activity and manufacturing growth is occurring. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative position in loan work-out situations. The Company believes that historical industry-specific issues in the Company’s markets have are stable and continue to be somewhat mitigated by its overall expansion strategy.

Sources of Funds

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the three months ended March 31, 2019 and 2018 are summarized in the following table:

	Three months ended March 31,
	2019		2018
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$885,126	0.00%	$841,608	0.00%
Savings and transaction accounts:
Savings deposits	247,309	0.12	268,091	0.13
Interest bearing demand deposits	1,496,893	1.61	1,491,820	0.97
Time deposits:
Deposits of $100,000 or more	1,184,996	2.27	1,238,189	1.59
Other time deposits	276,006	1.81	255,209	1.35
Total deposits	$4,090,330	1.38%	$4,094,917	0.93%
FHLB advances and other borrowings	221,046	2.57	113,795	1.71
Total funding sources	$4,311,376	1.44%	$4,208,712	0.95%

Deposits and Borrowings

As of March 31, 2019, total deposits increased by $103.4 million, or 2.6%, from December 31, 2018. Core deposits increased by $128.2 million to $4.007 billion as of March 31, 2019 from $3.879 billion as of December 31, 2018. Total brokered deposits were $140.1 million at March 31, 2019 compared to $164.9 million at December 31, 2018 reflecting a $24.8 million decrease during the first three months of 2019.

Since December 31, 2018, the change in core deposits was comprised of increases in commercial deposits of $114.9 million and in retail deposits of $17.6 million, which were offset by a decrease in public fund deposits of $4.4 million. Total public funds deposits, including public funds transaction accounts, were $1.211 billion at March 31, 2019 and $1.216 billion at December 31, 2018.

The following table summarizes deposit composition at March 31, 2019 and December 31, 2018:

			Current
	March 31,	December 31,	Period
(dollars in thousands)	2019	2018	Change
Retail	$1,605,860	$1,588,225	$17,635
Commercial	1,190,352	1,075,419	114,933
Public funds	1,211,147	1,215,533	(4,386)
Core deposits	$4,007,359	$3,879,177	$128,182
Brokered deposits	140,078	164,888	(24,810)
Total deposits	$4,147,437	$4,044,065	$103,372

Total borrowings decreased by $123.6 million, or 44.7%, from December 31, 2018.  The decrease consisted of $170.0 million in Federal home Loan Bank advances, as well as $75.6 million in securities sold under agreements to repurchase.  Federal funds purchased increased by $122.0 million at March 31, 2019.  The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily loan growth.

Capital

As of March 31, 2019, total stockholders’ equity was $543.2 million, an increase of $21.6 million, or 4.1%, from $521.6 million at December 31, 2018. In addition to net income of $21.7 million, other increases in equity during the first three months of 2019 included $8.7 million in accumulated other comprehensive income component of equity, which was primarily driven by a net increase in the fair value of available-for-sale securities and $1.2 million in stock based compensation expense. Offsetting the increases to stockholders’ equity were decreases due to dividends paid in the amount of $6.6 million and $2.1 million in stock activity under equity compensation plans.

On February 27, 2009, the Company entered into a Letter Agreement with the Treasury, pursuant to which the Company issued Series A Preferred Stock and a warrant to purchase 396,538 shares of the Company’s common stock, no par value.  This transaction was conducted in accordance with the Treasury’s capital purchase program.  The warrant had a 10-year term and was immediately exercisable upon issuance, with an exercise price, subject to anti-dilution adjustments.  The warrant was valued using the Black-Sholes model with the following assumptions: market price of $17.45; exercise price of $21.20; risk-free rate of 3.02%; expected life of 10 years; expected dividend rate on common stock of 4.5759% and volatility of common stock price of 41.8046%.  This resulted in a value of $4.4433 per share of common stock underlying the warrant.  On December 3, 2009, the Company was notified by the Treasury that, as a result of the Company’s completion of our November 18, 2009 Qualified Equity Offering, the amount of the warrant was reduced by 50% to 198,269 shares.  And on June 9, 2010, the Company redeemed the Series A Preferred Stock and accreted the remaining unamortized discount on these shares.  The Company did not purchase the warrant, and the Warrant was sold by the Treasury to an independent third-party.  The shares issuable upon exercise and the exercise price were adjusted each time the Company paid a dividend to its stockholders in excess of the dividend paid at the time the warrant was issued.  Additionally, the number of shares issuable upon exercise and the exercise price were adjusted for a 3-for-2 stock split on July 25, 2016 paid in the form of a dividend on August 5, 2016.

On February 4, 2019, the Company was notified that the holder of the warrant was initiating the exercise on a cashless basis.  At the time of exercise, the holder was entitled to 315,961 shares of common stock.  The cost to exercise the warrant was approximately $4.2 million, which was the equivalent of 91,894 shares of common stock with a fair value of $45.74 per share.  As a result of exercising on a cashless basis, the Company issued 224,066 shares to the warrant holder and the warrant was retired.

The impact on equity by other comprehensive income is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. The final rules include a capital conservation buffer, comprised of common equity Tier 1 capital, which was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The capital conservation buffer was 1.875% as of December 31, 2018 and 2.5% as of March 31, 2019. As of March 31, 2019, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The actual capital amounts and ratios of the Company and the Bank as of March 31, 2019 and December 31, 2018, are presented in the table below:

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Total Capital (to Risk
Weighted Assets)
Consolidated	$615,373	14.38%	$342,322	8.00%	$449,298	N/A	N/A	N/A
Bank	$595,115	13.94%	$341,636	8.00%	$448,397	10.50%	$427,045	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$565,721	13.22%	$256,742	6.00%	$363,717	N/A	N/A	N/A
Bank	$545,463	12.77%	$256,227	6.00%	$362,988	8.50%	$341,636	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$535,721	12.52%	$192,556	4.50%	$299,532	N/A	N/A	N/A
Bank	$545,463	12.77%	$192,170	4.50%	$298,931	7.00%	$277,579	6.50%
Tier I Capital (to Average Assets)
Consolidated	$565,721	11.60%	$195,082	4.00%	$195,082	N/A	N/A	N/A
Bank	$545,463	11.21%	$194,591	4.00%	$194,591	4.00%	$243,238	5.00%

As of December 31, 2018:
Total Capital (to Risk
Weighted Assets)
Consolidated	$601,379	14.20%	$338,690	8.00%	$418,070	N/A	N/A	N/A
Bank	$583,206	13.80%	$338,098	8.00%	$417,340	9.875%	$422,623	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$552,836	13.06%	$254,017	6.00%	$333,398	N/A	N/A	N/A
Bank	$534,664	12.65%	$253,574	6.00%	$332,815	7.875%	$338,098	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$522,836	12.35%	$190,513	4.50%	$269,893	N/A	N/A	N/A
Bank	$534,664	12.65%	$190,180	4.50%	$269,422	6.375%	$274,705	6.50%
Tier I Capital (to Average Assets)
Consolidated	$552,836	11.44%	$193,305	4.00%	$193,305	N/A	N/A	N/A
Bank	$534,664	11.06%	$193,312	4.00%	$193,312	4.00%	$241,639	5.00%

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

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

Interest rate scenarios for the base, falling 100 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at March 31, 2019. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

		Falling	Falling	Rising	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	(25 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
Net interest income	$160,904	$148,107	$157,999	$163,637	$166,354	$171,654	$181,806	$191,558
Variance from Base		($12,797)	($2,905)	$2,733	$5,450	$10,750	$20,902	$30,654
Percent of change from Base		-7.95%	-1.81%	1.70%	3.39%	6.68%	12.99%	19.05%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2019, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company’s Form 10-K for the year ended December 31, 2018. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As discussed above under the heading “Financial Condition – Capital,” on February 8, 2019, the Company issued 224,066 shares of common stock to the holder of a warrant the Company originally issued to the Treasury in February 2009.  The aggregate exercise price was approximately $4.2 million, which was paid pursuant to a cashless exercise of the warrant.  The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933.

The following table provides information as of March 31, 2019 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	3,601	$ 41.89	0	$ 0
February 1-28	977	45.42	0	0
March 1-31	0	0	0	0

Total	4,578	$ 42.65	0	$ 0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and March 31, 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and March 31, 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: May 3, 2019	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: May 3, 2019	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: May 3, 2019	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)