Form 10-Q
period 2019-06-30
LAKELAND FINANCIAL CORP
filed 2019-08-09
CIK 721994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-11487

LAKELAND FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1559596
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

202 East Center Street, Warsaw, Indiana	46580
(Address of principal executive offices)	(Zip Code)

(574) 267‑6144

(Registrant’s Telephone Number, Including Area Code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, No par value	LKFN	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

Large accelerated filer ⌧   Accelerated filer ◻   Non-accelerated filer◻

Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding at July 31, 2019:  25,623,016

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$154,856	$192,290
Short-term investments	41,514	24,632
Total cash and cash equivalents	196,370	216,922

Securities available-for-sale (carried at fair value)	609,826	585,549
Real estate mortgage loans held-for-sale	5,929	2,293

Loans, net of allowance for loan losses of $50,564 and $48,453	3,948,054	3,866,292

Land, premises and equipment, net	58,719	58,097
Bank owned life insurance	82,591	77,106
Federal Reserve and Federal Home Loan Bank stock	13,772	13,772
Accrued interest receivable	17,418	15,518
Goodwill	4,970	4,970
Other assets	37,870	34,735
Total assets	$4,975,519	$4,875,254

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest bearing deposits	$946,471	$946,838
Interest bearing deposits	3,274,828	3,097,227
Total deposits	4,221,299	4,044,065

Borrowings
Federal funds purchased	15,000	0
Securities sold under agreements to repurchase	0	75,555
Federal Home Loan Bank advances	100,000	170,000
Subordinated debentures	30,928	30,928
Total borrowings	145,928	276,483

Accrued interest payable	12,454	10,404
Other liabilities	30,475	22,598
Total liabilities	4,410,156	4,353,550

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value 25,615,216 shares issued and 25,442,300 outstanding as of June 30, 2019 25,301,732 shares issued and 25,128,773 outstanding as of December 31, 2018	112,689	112,383
Retained earnings	446,969	419,179
Accumulated other comprehensive income (loss)	9,500	(6,191)
Treasury stock at cost (172,916 shares as of June 30, 2019, 172,959 shares as of December 31, 2018)	(3,884)	(3,756)
Total stockholders’ equity	565,274	521,615
Noncontrolling interest	89	89
Total equity	565,363	521,704
Total liabilities and equity	$4,975,519	$4,875,254

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INTEREST INCOME
Interest and fees on loans
Taxable	$50,089	$44,439	$98,955	$86,233
Tax exempt	235	202	486	419
Interest and dividends on securities
Taxable	2,250	2,492	4,747	4,926
Tax exempt	1,710	1,466	3,352	2,797
Other interest income	351	196	589	488
Total interest income	54,635	48,795	108,129	94,863

Interest on deposits	15,556	10,648	29,439	20,015
Interest on borrowings
Short-term	232	195	1,182	306
Long-term	436	419	888	786
Total interest expense	16,224	11,262	31,509	21,107

NET INTEREST INCOME	38,411	37,533	76,620	73,756

Provision for loan losses	785	1,700	1,985	5,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,626	35,833	74,635	68,756

NONINTEREST INCOME
Wealth advisory fees	1,646	1,544	3,266	3,049
Investment brokerage fees	528	377	914	667
Service charges on deposit accounts	4,850	3,800	9,137	7,428
Loan and service fees	2,481	2,421	4,885	4,598
Merchant card fee income	670	549	1,292	1,191
Bank owned life insurance income	287	348	731	711
Mortgage banking income	398	438	620	679
Net securities gains (losses)	65	0	88	(6)
Other income	663	245	2,180	1,284
Total noninterest income	11,588	9,722	23,113	19,601

NONINTEREST EXPENSE
Salaries and employee benefits	11,835	11,493	24,394	23,512
Net occupancy expense	1,283	1,237	2,649	2,663
Equipment costs	1,409	1,250	2,758	2,524
Data processing fees and supplies	2,574	2,290	4,999	4,803
Corporate and business development	1,171	1,046	2,377	2,179
FDIC insurance and other regulatory fees	409	409	815	870
Professional fees	1,071	910	2,008	1,782
Other expense	2,340	1,668	4,565	3,172
Total noninterest expense	22,092	20,303	44,565	41,505

INCOME BEFORE INCOME TAX EXPENSE	27,122	25,252	53,183	46,852
Income tax expense	5,409	5,110	9,788	8,374
NET INCOME	$21,713	$20,142	$43,395	$38,478

BASIC WEIGHTED AVERAGE COMMON SHARES	25,614,701	25,293,329	25,553,254	25,275,471
BASIC EARNINGS PER COMMON SHARE	$0.85	$0.80	$1.70	$1.52
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,774,002	25,709,216	25,721,079	25,704,505
DILUTED EARNINGS PER COMMON SHARE	$0.85	$0.78	$1.69	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$21,713	$20,142	$43,395	$38,478
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain/(loss) on securities available-for-sale arising during the period	8,893	(2,242)	19,853	(11,402)
Reclassification adjustment for (gains)/losses included in net income	(65)	0	(88)	6
Net securities gain/(loss) activity during the period	8,828	(2,242)	19,765	(11,396)
Tax effect	(1,853)	471	(4,151)	2,499
Net of tax amount	6,975	(1,771)	15,614	(8,897)
Defined benefit pension plans:
Amortization of net actuarial loss	53	67	103	133
Net gain activity during the period	53	67	103	133
Tax effect	(15)	(18)	(26)	(35)
Net of tax amount	38	49	77	98

Total other comprehensive income, net of tax	7,013	(1,722)	15,691	(8,799)

Comprehensive income	$28,726	$18,420	$59,086	$29,679

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

	Three Months Ended
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Balance at April 1, 2018	25,124,441	$107,860	$376,850	$(7,988)	$(3,478)	$473,244	$89	$473,333
Comprehensive income:
Net income			20,142			20,142		20,142
Other comprehensive loss, net of tax				(1,722)		(1,722)		(1,722)
Cash dividends declared, $0.26 per share			(6,588)			(6,588)		(6,588)
Treasury shares purchased under deferred directors’ plan	(904)	44			(44)	0		0
Stock activity under equity compensation plans	3,000	48				48		48
Stock based compensation expense		1,271				1,271		1,271
Balance at June 30, 2018	25,126,537	$109,223	$390,404	$(9,710)	$(3,522)	$486,395	$89	$486,484

Balance at April 1, 2019	25,442,827	$111,571	$432,953	$2,487	$(3,833)	$543,178	$89	$543,267
Comprehensive income:
Net income			21,713			21,713		21,713
Other comprehensive income, net of tax				7,013		7,013		7,013
Cash dividends declared, $0.30 per share			(7,697)			(7,697)		(7,697)
Treasury shares purchased under deferred directors’ plan	(1,078)	51			(51)	0		0
Stock activity under equity compensation plans	551					0		0
Stock based compensation expense		1,067				1,067		1,067
Balance at June 30, 2019	25,442,300	$112,689	$446,969	$9,500	$(3,884)	$565,274	$89	$565,363

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

	Six Months Ended
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'	Noncontrolling	Total
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Balance at January 1, 2018	25,025,933	$108,862	$363,794	$(670)	$(3,408)	$468,578	$89	$468,667
Adoption of ASU 2018-02			173	(173)		0		0
Adoption of ASU 2014-09			24			24		24
Adoption of ASU 2016-01			68	(68)		0		0
Comprehensive income:
Net income			38,478			38,478		38,478
Other comprehensive loss, net of tax				(8,799)		(8,799)		(8,799)
Cash dividends declared, $0.48 per share			(12,133)			(12,133)		(12,133)
Treasury shares purchased under deferred directors' plan	(4,711)	229			(229)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,636	(115)			115	0		0
Stock activity under equity compensation plans	99,679	(2,435)				(2,435)		(2,435)
Stock based compensation expense		2,682				2,682		2,682
Balance at June 30, 2018	25,126,537	$109,223	$390,404	$(9,710)	$(3,522)	$486,395	$89	$486,484

Balance at January 1, 2019	25,128,773	$112,383	$419,179	$(6,191)	$(3,756)	$521,615	$89	$521,704
Adoption of ASU 2017-08 (See Note 1)			(1,327)			(1,327)		(1,327)
Comprehensive income:
Net income			43,395			43,395		43,395
Other comprehensive income, net of tax				15,691		15,691		15,691
Cash dividends declared, $0.56 per share			(14,278)			(14,278)		(14,278)
Cashless exercise of warrants	224,066	0				0		0
Treasury shares purchased under deferred directors' plan	(5,656)	246			(246)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,699	(118)			118	0		0
Stock activity under equity compensation plans	89,418	(2,089)				(2,089)		(2,089)
Stock based compensation expense		2,267				2,267		2,267
Balance at June 30, 2019	25,442,300	$112,689	$446,969	$9,500	$(3,884)	$565,274	$89	$565,363

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Six Months Ended June 30	2019	2018
Cash flows from operating activities:
Net income	$43,395	$38,478
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,930	2,761
Provision for loan losses	1,985	5,000
Net loss on sale and write down of other real estate owned	0	16
Amortization of loan servicing rights	244	254
Loans originated for sale, including participations	(23,689)	(25,121)
Net gain on sales of loans	(690)	(767)
Proceeds from sale of loans, including participations	20,390	22,748
Net loss on sales of premises and equipment	1	22
Net loss (gain) on sales and calls of securities available-for-sale	(88)	6
Net securities amortization	1,866	1,511
Stock based compensation expense	2,267	2,682
Earnings on life insurance	(731)	(711)
Gain on life insurance	(841)	(205)
Tax benefit of stock award issuances	(529)	(761)
Net change:
Interest receivable and other assets	(3,039)	(2,812)
Interest payable and other liabilities	1,188	2,453
Total adjustments	1,264	7,076
Net cash from operating activities	44,659	45,554

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	25,819	12,322
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	30,150	24,809
Purchases of securities available-for-sale	(60,007)	(72,740)
Purchase of life insurance	(5,422)	(310)
Net increase in total loans	(83,747)	(44,669)
Proceeds from sales of land, premises and equipment	10	28
Purchases of land, premises and equipment	(3,563)	(3,587)
Proceeds from sales of other real estate	0	12
Proceeds from life insurance	1,483	568
Net cash from investing activities	(95,277)	(83,567)

Cash flows from financing activities:
Net increase (decrease) in total deposits	177,234	(73,702)
Net increase (decrease) in short-term borrowings	(60,555)	210,587
Net decrease in short-term FHLB borrowings	(70,000)	0
Payments on long-term FHLB borrowings	0	(80,030)
Common dividends paid	(14,265)	(12,120)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(2,089)	(2,435)
Purchase of treasury stock	(246)	(229)
Net cash from financing activities	30,066	42,058
Net change in cash and cash equivalents	(20,552)	4,045
Cash and cash equivalents at beginning of the period	216,922	176,180
Cash and cash equivalents at end of the period	$196,370	$180,225
Cash paid during the period for:
Interest	$29,460	$20,090
Income taxes	9,425	8,154
Supplemental non-cash disclosures:
Securities purchases payable	3,579	1,898
Right-of-use assets obtained in exchange for lease liabilities	5,483	0

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the "Company"), which has two wholly owned subsidiaries, Lake City Bank (the "Bank") and LCB Risk Management, a captive insurance company. Also included in this report is the Bank’s wholly owned subsidiary, LCB Investments II, Inc. ("LCB Investments"), which manages the Bank’s investment portfolio. LCB Investments owns LCB Funding, Inc. ("LCB Funding"), a real estate investment trust. All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-months and six-months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2019. The Company’s 2018 Annual Report on Form 10-K should be read in conjunction with these statements.

Adoption of New Accounting Standards

The Company accounts for leases in accordance with ASU 2016-02, “Leases”, which the Company adopted on January 1, 2019. This guidance replaced existing lease guidance in GAAP and requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. Lessees and lessors are required to recognize and measure leases that exist at the beginning of the earliest period presented using a modified retrospective approach. The Company recorded a right-of-use asset of $5.5 million and a lease liability of $5.5 million upon adoption, and there was no cumulative period adjustment made to retained earnings. This standard did not have a material impact on the Company’s consolidated balance sheets or cash flows from operations and had no impact on the Company’s operating results. The most significant impact was the recognition of right-of-use assets and lease obligations for operating leases. The Company elected to adopt the package of practical expedients for this standard.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities.” This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB is shortening the amortization period for the premium to the earliest call date. Under legacy GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company adopted this new accounting standard on January 1, 2019. The effect of adoption was a reduction in retained earnings of approximately $1.3 million, net of tax, to reflect the acceleration of amortization of premiums on debt securities.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The purpose of this updated guidance is to better align a company's financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company recognized the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. Adopting this standard did not have an impact on the Company’s financial condition or results of operations.

Newly Issued But Not Yet Effective Accounting Standards

In June 2016, the FASB issued guidance related to credit losses on financial instruments. This update will change the accounting for credit losses on loans and debt securities. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods. This guidance is effective for public business entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. The

Company has formed a cross-functional committee that has evaluated existing technology and other solutions for calculating losses under this new standard, selected a vendor to validate data currently loaded in the technology solution selected, and reviewed the validation assessment report. The committee has selected a model and is working on parallel calculations and evaluating changes to the internal control structure under the new model. Management expects to recognize credit losses earlier upon adoption of this accounting standard and the expected credit loss model than it has historically done under the current incurred credit loss model. While the impact of implementing the CECL model cannot be quantified at this time, the Company expects to recognize a one-time cumulative-effect adjustment to the allowance and beginning retained earnings upon adoption.

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

Reclassifications

Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
June 30, 2019
U.S. Treasury securities	$995	$12	$0	$1,007
U.S. government sponsored agencies	2,302	0	(12)	2,290
Mortgage-backed securities: residential	320,298	4,381	(734)	323,945
Mortgage-backed securities: commercial	37,847	298	(11)	38,134
State and municipal securities	234,691	9,782	(23)	244,450
Total	$596,133	$14,473	$(780)	$609,826

December 31, 2018
U.S. Treasury securities	$994	$0	$(7)	$987
U.S. government sponsored agencies	4,435	0	(85)	4,350
Mortgage-backed securities: residential	329,516	1,392	(5,496)	325,412
Mortgage-backed securities: commercial	38,712	0	(571)	38,141
State and municipal securities	217,964	1,403	(2,708)	216,659
Total	$591,621	$2,795	$(8,867)	$585,549

Information regarding the fair value and amortized cost of available-for-sale debt securities by maturity as of June 30, 2019 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,655	$1,664
Due after one year through five years	19,413	19,776
Due after five years through ten years	30,528	31,654
Due after ten years	186,392	194,653
	237,988	247,747
Mortgage-backed securities	358,145	362,079
Total debt securities	$596,133	$609,826

Securities proceeds, gross gains and gross losses are presented below.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Sales of securities available-for-sale
Proceeds	$12,126	$0	$25,819	$12,322
Gross gains	68	0	138	21
Gross losses	(3)	0	(50)	(27)
Number of securities	8	0	25	22

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

Securities with carrying values of $62.8 million and $164.7 million were pledged as of June 30, 2019 and December 31, 2018, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law. The Company has no securities sold under agreements to repurchase as of June 30, 2019, causing the decline in pledged securities.

Information regarding securities with unrealized losses as of June 30, 2019 and December 31, 2018 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2019
U.S. government sponsored agencies	$0	$0	$2,290	$12	$2,290	$12
Mortgage-backed securities: residential	2,411	23	79,874	711	82,285	734
Mortgage-backed securities: commercial	0	0	4,618	11	4,618	11
State and municipal securities	500	0	4,826	23	5,326	23
Total temporarily impaired	$2,911	$23	$91,608	$757	$94,519	$780

December 31, 2018
U.S. Treasury securities	$0	$0	$987	$7	$987	$7
U.S. government sponsored agencies	0	0	4,350	85	4,350	85
Mortgage-backed securities: residential	11,619	12	217,182	5,484	228,801	5,496
Mortgage-backed securities: commercial	0	0	38,141	571	38,141	571
State and municipal securities	26,229	124	85,982	2,584	112,211	2,708
Total temporarily impaired	$37,848	$136	$346,642	$8,731	$384,490	$8,867

The total number of securities with unrealized losses as of June 30, 2019 and December 31, 2018 is presented below.

	Less than	12 months
	12 months	or more	Total
June 30, 2019
U.S. government sponsored agencies	0	1	1
Mortgage-backed securities: residential	1	30	31
Mortgage-backed securities: commercial	0	1	1
State and municipal securities	1	4	5
Total temporarily impaired	2	36	38

December 31, 2018
U.S. Treasury securities	0	1	1
U.S. government sponsored agencies	0	2	2
Mortgage-backed securities: residential	5	84	89
Mortgage-backed securities: commercial	0	9	9
State and municipal securities	35	111	146
Total temporarily impaired	40	207	247

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of June 30, 2019 and December 31, 2018, all of the securities in the Company’s portfolio were backed by the U.S. government, government agencies, government sponsored entities or were A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government agency, government-sponsored entity and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considers the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	June 30,		December 31,
(dollars in thousands)	2019		2018
Commercial and industrial loans:
Working capital lines of credit loans	$755,090	18.9%	$690,620	17.6%
Non-working capital loans	695,235	17.3	714,759	18.3
Total commercial and industrial loans	1,450,325	36.2	1,405,379	35.9

Commercial real estate and multi-family residential loans:
Construction and land development loans	321,550	8.0	266,805	6.8
Owner occupied loans	557,115	13.9	586,325	15.0
Nonowner occupied loans	533,880	13.4	520,901	13.3
Multifamily loans	242,966	6.1	195,604	5.0
Total commercial real estate and multi-family residential loans	1,655,511	41.4	1,569,635	40.1

Agri-business and agricultural loans:
Loans secured by farmland	148,883	3.7	177,503	4.6
Loans for agricultural production	165,595	4.2	193,010	4.9
Total agri-business and agricultural loans	314,478	7.9	370,513	9.5

Other commercial loans	104,084	2.6	95,657	2.4
Total commercial loans	3,524,398	88.1	3,441,184	87.9

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	187,863	4.7	185,822	4.7
Open end and junior lien loans	188,558	4.7	187,030	4.8
Residential construction and land development loans	12,270	0.3	16,226	0.4
Total consumer 1-4 family mortgage loans	388,691	9.7	389,078	9.9

Other consumer loans	86,996	2.2	86,064	2.2
Total consumer loans	475,687	11.9	475,142	12.1
Subtotal	4,000,085	100.0%	3,916,326	100.0%
Less: Allowance for loan losses	(50,564)		(48,453)
Net deferred loan fees	(1,467)		(1,581)
Loans, net	$3,948,054		$3,866,292

The recorded investment in loans does not include accrued interest.

The Company had $493,000 in residential real estate loans in the process of foreclosure as of June 30, 2019, compared to $586,000 as of December 31, 2018.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended June 30, 2019 and 2018:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2019
Beginning balance, April 1	$24,030	$15,447	$4,146	$373	$2,266	$291	$3,009	$49,562
Provision for loan losses	824	(31)	(242)	(18)	(124)	40	336	785
Loans charged-off	(17)	0	0	0	(5)	(62)	0	(84)
Recoveries	187	76	2	0	16	20	0	301
Net loans charged-off	170	76	2	0	11	(42)	0	217
Ending balance	$25,024	$15,492	$3,906	$355	$2,153	$289	$3,345	$50,564

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2018
Beginning balance, April 1	$20,725	$14,438	$4,848	$510	$2,018	$245	$2,843	$45,627
Provision for loan losses	1,392	508	(268)	(46)	(68)	65	117	1,700
Loans charged-off	(57)	0	0	0	0	(71)	0	(128)
Recoveries	464	8	5	0	3	27	0	507
Net loans charged-off	407	8	5	0	3	(44)	0	379
Ending balance	$22,524	$14,954	$4,585	$464	$1,953	$266	$2,960	$47,706

The following tables present the activity in the allowance for loan losses by portfolio segment for the six-month periods ended June 30, 2019 and 2018:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Six Months Ended June 30, 2019
Beginning balance, January 1	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453
Provision for loan losses	2,317	(13)	(403)	(13)	(79)	125	51	1,985
Loans charged-off	(100)	0	0	0	(87)	(181)	0	(368)
Recoveries	289	112	4	0	27	62	0	494
Net loans charged-off	189	112	4	0	(60)	(119)	0	126
Ending balance	$25,024	$15,492	$3,906	$355	$2,153	$289	$3,345	$50,564

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Six Months Ended June 30, 2018
Beginning balance, January 1	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121
Provision for loan losses	5,294	715	(344)	(113)	(862)	16	294	5,000
Loans charged-off	(4,417)	(491)	0	0	(7)	(190)	0	(5,105)
Recoveries	550	16	9	0	54	61	0	690
Net loans charged-off	(3,867)	(475)	9	0	47	(129)	0	(4,415)
Ending balance	$22,524	$14,954	$4,585	$464	$1,953	$266	$2,960	$47,706

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2019 and December 31, 2018:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
June 30, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,208	$394	$87	$0	$339	$0	$0	$10,028
Collectively evaluated for impairment	15,816	15,098	3,819	355	1,814	289	3,345	40,536
Total ending allowance balance	$25,024	$15,492	$3,906	$355	$2,153	$289	$3,345	$50,564

Loans:
Loans individually evaluated for impairment	$18,819	$3,193	$430	$0	$1,851	$0	$0	$24,293
Loans collectively evaluated for impairment	1,431,542	1,649,854	314,153	103,949	388,078	86,749	0	3,974,325
Total ending loans balance	$1,450,361	$1,653,047	$314,583	$103,949	$389,929	$86,749	$0	$3,998,618

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,552	$921	$73	$0	$457	$26	$0	$10,029
Collectively evaluated for impairment	13,966	14,472	4,232	368	1,835	257	3,294	38,424
Total ending allowance balance	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453

Loans:
Loans individually evaluated for impairment	$19,734	$4,266	$433	$0	$2,240	$44	$0	$26,717
Loans collectively evaluated for impairment	1,385,604	1,562,899	370,174	95,520	388,053	85,778	0	3,888,028
Total ending loans balance	$1,405,338	$1,567,165	$370,607	$95,520	$390,293	$85,822	$0	$3,914,745

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2019:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$3,129	$437	$0
Non-working capital loans	2,321	926	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,975	1,437	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	200	119	0
Open end and junior lien loans	92	92	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,610	6,301	2,995
Non-working capital loans	11,135	11,155	6,213
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,756	1,756	394
Agri-business and agricultural loans:
Loans secured by farmland	148	147	87
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,637	1,640	339
Total	$29,606	$24,293	$10,028

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$3,284	$1,889	$0
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,773	1,527	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	583	502	0
Open end and junior lien loans	220	220	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	9,691	6,694	2,602
Non-working capital loans	11,099	11,151	5,950
Commercial real estate and multi-family residential loans:
Construction and land development loans	291	291	142
Owner occupied loans	2,938	2,448	779
Agri-business and agricultural loans:
Loans secured by farmland	150	150	73
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,517	1,518	457
Other consumer loans	45	44	26
Total	$32,194	$26,717	$10,029

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2019:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$287	$0	$1
Non-working capital loans	933	9	4
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,450	10	10
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	164	1	1
Open end and junior lien loans	93	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,326	75	26
Non-working capital loans	11,105	127	94
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,763	16	11
Agri-business and agricultural loans:
Loans secured by farmland	147	1	0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,680	13	13
Other consumer loans	28	1	0
Total	$24,259	$253	$160

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2018:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$1,011	$6	$14
Non-working capital loans	1,738	16	26
Commercial real estate and multi-family residential loans:
Construction and land development loans	88	2	3
Owner occupied loans	2,868	9	12
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	533	2	3
Open end and junior lien loans	247	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,005	2	2
Non-working capital loans	3,513	3	6
Commercial real estate and multi-family residential loans:
Construction and land development loans	491	6	13
Owner occupied loans	1,041	1	1
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	993	8	10
Other consumer loans	48	0	2
Total	$15,859	$55	$92

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2019:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$221	$1	$1
Non-working capital loans	1,241	38	28
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,535	21	18
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	272	2	2
Open end and junior lien loans	143	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,406	147	85
Non-working capital loans	11,260	259	222
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,922	29	23
Agri-business and agricultural loans:
Loans secured by farmland	147	3	1
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,639	25	25
Other consumer loans	36	2	1
Total	$25,105	$527	$406

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2018:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$1,011	$13	$16
Non-working capital loans	1,733	31	31
Commercial real estate and multi-family residential loans:
Construction and land development loans	95	3	3
Owner occupied loans	2,712	16	14
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	538	4	4
Open end and junior lien loans	169	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,307	4	3
Non-working capital loans	3,365	5	6
Commercial real estate and multi-family residential loans:
Construction and land development loans	606	17	18
Owner occupied loans	1,117	1	1
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	981	15	14
Open end and junior lien loans	77	0	0
Other consumer loans	48	1	2
Total	$15,042	$110	$112

The following table presents the aging of the recorded investment in past due loans as of June 30, 2019 by class of loans:

		30‑89	Greater than		Total Past
	Loans Not	Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$748,862	$20	$0	$6,364	$6,384	$755,246
Non-working capital loans	689,781	5	0	5,329	5,334	695,115
Commercial real estate and multi-family residential loans:
Construction and land development loans	320,380	24	0	0	24	320,404
Owner occupied loans	554,607	0	0	2,185	2,185	556,792
Nonowner occupied loans	533,215	103	0	0	103	533,318
Multifamily loans	242,533	0	0	0	0	242,533
Agri-business and agricultural loans:
Loans secured by farmland	148,469	0	0	430	430	148,899
Loans for agricultural production	165,684	0	0	0	0	165,684
Other commercial loans	103,949	0	0	0	0	103,949
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	185,676	1,235	0	597	1,832	187,508
Open end and junior lien loans	189,150	945	0	92	1,037	190,187
Residential construction loans	12,234	0	0	0	0	12,234
Other consumer loans	86,624	125	0	0	125	86,749
Total	$3,981,164	$2,457	$0	$14,997	$17,454	$3,998,618

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans:

			Greater than
		30‑89	90 Days Past		Total Past
	Loans Not	Days	Due and Still		Due and
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$684,191	$4,328	$0	$2,245	$6,573	$690,764
Non-working capital loans	709,629	3,368	0	1,577	4,945	714,574
Commercial real estate and multi-family residential loans:
Construction and land development loans	265,544	0	0	0	0	265,544
Owner occupied loans	583,214	486	0	2,269	2,755	585,969
Nonowner occupied loans	520,431	57	0	0	57	520,488
Multi-family loans	195,164	0	0	0	0	195,164
Agri-business and agricultural loans:
Loans secured by farmland	177,080	150	0	283	433	177,513
Loans for agricultural production	193,094	0	0	0	0	193,094
Other commercial loans	95,520	0	0	0	0	95,520
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	183,420	1,370	0	671	2,041	185,461
Open end and junior lien loans	188,320	98	0	220	318	188,638
Residential construction loans	16,194	0	0	0	0	16,194
Other consumer loans	85,654	168	0	0	168	85,822
Total	$3,897,455	$10,025	$0	$7,265	$17,290	$3,914,745

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.9 million and $3.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2019 and December 31, 2018, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	June 30,	December 31,
(dollars in thousands)	2019	2018
Accruing troubled debt restructured loans	$6,082	$8,016
Nonaccrual troubled debt restructured loans	3,512	4,384
Total troubled debt restructured loans	$9,594	$12,400

During the three months ended June 30, 2019, no loans were modified as troubled debt restructurings.

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the six months ended June 30, 2019:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	35	35	1	0
Total	1	$35	$35	1	0

For the three month and six month periods ending June 30, 2019, the troubled debt restructurings described above did not impact the allowance for loan losses and no charge-offs were recorded.

During the three months ended June 30, 2018, one commercial and industrial loan was modified as a troubled debt restructuring due to receiving inadequate compensation for the terms of the restructure and is included in the tables on the next page.

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended June 30, 2018:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	1	20	20	1	0
Total	1	$20	$20	1	0

The following table presents loans by class modified as new troubled debt restructurings that occurred during the six months ended June 30, 2018:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	600	600	1	0
Non-working capital loans	2	1,420	1,420	2	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	1	824	824	1	12
Owner occupied loans	1	387	387	1	12
Consumer 1‑4 family loans:
Closed end first mortgage loans	1	198	197	1	239
Total	6	$3,429	$3,428	6	0‑239

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of June 30, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$660,816	$70,866	$23,244	$0	$320	$755,246
Non-working capital loans	645,632	25,350	18,804	0	5,329	695,115
Commercial real estate and multi-family residential loans:
Construction and land development loans	320,115	289	0	0	0	320,404
Owner occupied loans	517,431	21,043	18,318	0	0	556,792
Nonowner occupied loans	530,491	2,209	618	0	0	533,318
Multifamily loans	242,329	204	0	0	0	242,533
Agri-business and agricultural loans:
Loans secured by farmland	134,805	12,840	1,254	0	0	148,899
Loans for agricultural production	153,961	11,723	0	0	0	165,684
Other commercial loans	103,945	0	0	0	4	103,949
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	55,538	0	95	0	131,875	187,508
Open end and junior lien loans	11,007	0	55	0	179,125	190,187
Residential construction loans	0	0	0	0	12,234	12,234
Other consumer loans	14,077	0	0	0	72,672	86,749
Total	$3,390,147	$144,524	$62,388	$0	$401,559	$3,998,618

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$618,612	$43,240	$28,563	$0	$349	$690,764
Non-working capital loans	664,787	15,992	27,548	0	6,247	714,574
Commercial real estate and multi-family residential loans:
Construction and land development loans	264,900	353	291	0	0	265,544
Owner occupied loans	541,734	21,864	22,371	0	0	585,969
Nonowner occupied loans	517,356	2,491	641	0	0	520,488
Multifamily loans	194,948	216	0	0	0	195,164
Agri-business and agricultural loans:
Loans secured by farmland	166,623	9,107	1,783	0	0	177,513
Loans for agricultural production	183,189	8,155	1,750	0	0	193,094
Other commercial loans	95,516	0	0	0	4	95,520
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	54,879	0	2,021	0	128,561	185,461
Open end and junior lien loans	8,810	0	220	0	179,608	188,638
Residential construction loans	0	0	0	0	16,194	16,194
Other consumer loans	12,700	0	44	0	73,078	85,822
Total	$3,324,054	$101,418	$85,232	$0	$404,041	$3,914,745

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available-for-sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models which utilize significant observable inputs such as matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain municipal securities that are not rated and observable inputs about the specific issuer are not available, fair values are estimated using observable data from other municipal securities presumed to be similar or other market data on other non-rated municipal securities (Level 3 inputs).

The Company’s Finance Department, which is responsible for all accounting and SEC compliance, and the Company’s Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that determine the Company’s valuation policies and procedures. Both of these areas report directly to the Executive Vice President and Chief Financial Officer of the Company. For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two departments and the Executive Vice President and Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration. If there are new assets or liabilities that are determined to be Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the Board are made aware of such assets at their next scheduled meeting.

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

Mortgage servicing rights:  As of June 30, 2019, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $4.6 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 3.95%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At June 30, 2019, the constant prepayment speed (“PSA”) used was 72 and discount rate used was 9.4%. At December 31, 2018, the PSA used was 81 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$1,007	$0	$0	$1,007
U.S. government sponsored agency securities	0	2,290	0	2,290
Mortgage-backed securities: residential	0	323,945	0	323,945
Mortgage-backed securities: commercial	0	38,134	0	38,134
State and municipal securities	0	244,300	150	244,450
Total Securities	1,007	608,669	150	609,826
Mortgage banking derivative	0	298	0	298
Interest rate swap derivative	0	6,679	0	6,679
Total assets	$1,007	$615,646	$150	$616,803

Liabilities
Mortgage banking derivative	0	53	0	53
Interest rate swap derivative	0	7,266	0	7,266
Total liabilities	$0	$7,319	$0	$7,319

	December 31, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$987	$0	$0	$987
U.S. government sponsored agency securities	0	4,350	0	4,350
Mortgage-backed securities: residential	0	325,412	0	325,412
Mortgage-backed securities: commercial	0	38,141	0	38,141
State and municipal securities	0	216,509	150	216,659
Total Securities	987	584,412	150	585,549
Mortgage banking derivative	0	95	0	95
Interest rate swap derivative	0	3,869	0	3,869
Total assets	$987	$588,376	$150	$589,513

Liabilities
Mortgage banking derivative	0	23	0	23
Interest rate swap derivative	0	4,025	0	4,025
Total liabilities	$0	$4,048	$0	$4,048

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2019 and there were no transfers between Level 1 and Level 2 during 2018.

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$3,306	$3,306
Non-working capital loans	0	0	4,678	4,678
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	561	561
Agri-business and agricultural loans:
Loans secured by farmland	0	0	60	60
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	638	638
Total impaired loans	$0	$0	$9,243	$9,243
Other real estate owned	0	0	0	0
Total assets	$0	$0	$9,243	$9,243

	December 31, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$4,092	$4,092
Non-working capital loans	0	0	4,967	4,967
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	148	148
Owner occupied loans	0	0	1,669	1,669
Agri-business and agricultural loans:
Loans secured by farmland	0	0	77	77
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	553	553
Total impaired loans	$0	$0	$11,506	$11,506
Other real estate owned	0	0	316	316
Total assets	$0	$0	$11,822	$11,822

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and 2018:

	State and Municipal Securities
(dollars in thousands)	2019	2018
Balance of recurring Level 3 assets at January 1	$150	$880
Changes in fair value of securities included in other comprehensive income	0	(7)
Principal payments	0	(45)
Balance of recurring Level 3 assets at June 30	$150	$828

The state and municipal securities measured at fair value included below are non-rated Indiana and Ohio municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
					Range of
	Fair Value at				Inputs
(dollars in thousands)	June 30, 2019	Valuation Technique	Unobservable Input		(Average)

State and municipal securities	$150	Price to type, par, call	Discount to benchmark index	0	‑ 1%
					(0.17)%

Quantitative Information about Level 3 Fair Value Measurements
					Range of
	Fair Value at				Inputs
(dollars in thousands)	December 31, 2018	Valuation Technique	Unobservable Input		(Average)

State and municipal securities	$150	Price to type, par, call	Discount to benchmark index	0	‑ 1%
					(0.17)%

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

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2019:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$7,984	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	53%	3%	-	100%
Impaired loans:
Commercial real estate	561	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	41%	29%	-	53%
Impaired loans:
Agribusiness and agricultural	60	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	59%
Impaired loans:
Consumer 1‑4 family mortgage	638	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	13%	0%	-	19%

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2018:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$9,059	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	48%	4%	-	100%
Impaired loans:
Commercial real estate	1,817	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	34%	6%	-	53%
Impaired loans:
Agribusiness and agricultural	77	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	49%
Impaired loans:
Consumer 1‑4 family mortgage	553	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	23%	0%	-	64%
Other real estate owned	316	Collateral based measurements	Discount to reflect current market conditions	0%

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $18.8 million, with a valuation allowance of $9.6 million at June 30, 2019. The change in the fair value of impaired loans resulted in increases in the provision for loan losses of $100,000 and $300,000, respectively, over the six months and three months ended June 30, 2019, respectively. At June 30, 2018, impaired loans had a gross carrying amount of $9.6 million, with a valuation allowance of $2.1 million. The change in the fair value of impaired loans resulted in a net increase in the provision for loan losses of $4.5 million and $200,000, respectively, in the six months and three months ended June 30, 2018, respectively, primarily due to a partial charge-off on one commercial lending relationship in the amount of $4.6 million, over the three months ended March 31, 2018.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	June 30, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$196,370	$193,603	$2,767	$0	$196,370
Securities available for sale	609,826	1,007	608,669	150	609,826
Real estate mortgages held for sale	5,929	0	5,998	0	5,998
Loans, net	3,948,054	0	0	3,901,925	3,901,925
Federal Reserve and Federal Home Loan Bank stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	17,418	3	3,444	13,971	17,418
Financial Liabilities:
Certificates of deposit	(1,328,062)	0	(1,336,715)	0	(1,336,715)
All other deposits	(2,893,237)	(2,893,237)	0	0	(2,893,237)
Federal funds purchased	(15,000)	(15,000)	0	0	(15,000)
Federal Home Loan Bank advances	(100,000)	0	(100,000)	0	(100,000)
Subordinated debentures	(30,928)	0	0	(31,196)	(31,196)
Standby letters of credit	(1,128)	0	0	(1,128)	(1,128)
Accrued interest payable	(12,454)	(174)	(12,275)	(5)	(12,454)

	December 31, 2018
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$216,922	$214,452	$2,470	$0	$216,922
Securities available for sale	585,549	987	584,412	150	585,549
Real estate mortgages held for sale	2,293	0	2,314	0	2,314
Loans, net	3,866,292	0	0	3,786,175	3,786,175
Federal Reserve and Federal Home Loan Bank stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,518	3	3,569	11,946	15,518
Financial Liabilities:
Certificates of deposit	(1,419,754)	0	(1,424,553)	0	(1,424,553)
All other deposits	(2,624,311)	(2,624,311)	0	0	(2,624,311)
Securities sold under agreements to repurchase	(75,555)	0	(75,555)	0	(75,555)
Federal Home Loan Bank advances	(170,000)	0	(169,996)	0	(169,996)
Subordinated debentures	(30,928)	0	0	(31,195)	(31,195)
Standby letters of credit	(978)	0	0	(978)	(978)
Accrued interest payable	(10,404)	(110)	(10,289)	(5)	(10,404)

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

There were no securities sold under agreements to repurchase at June 30, 2019. Securities sold under agreements to repurchase of $75.6 million, which matured on demand, were secured by mortgage-backed securities with a carrying amount of $100.7 million at December 31, 2018. Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(dollars in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$0	$0	$0	$0	$0	$0	$0	$0
Interest cost	22	24	10	8	44	47	19	17
Expected return on plan assets	(35)	(35)	(15)	(16)	(69)	(69)	(28)	(31)
Recognized net actuarial (gain) loss	34	48	19	19	66	96	37	37
Net pension expense (benefit)	$21	$37	$14	$11	$41	$74	$28	$23

The Company previously disclosed in its financial statements for the year ended December 31, 2018 that it expected to contribute $0 to its pension plan and $0 to its Supplemental Executive Retirement Plan ("SERP") in 2019. The Company has contributed $27,000 to its pension plan and $0 to its SERP as of June 30, 2019. The contribution to the pension plan was made in order to keep the plan fully funded, based upon the final actuarial calculation. The Company does not expect to make any additional contributions to its pension plan or SERP during the remainder of 2019. As a result of freezing the plan effective April 1, 2000, there is no service cost to record on the pension plan or the SERP for the six-month periods ending June 30, 2019 and 2018. All other components of cost noted in the table above were recorded in other expense under noninterest expenses on the Consolidated Statements of Income for all periods presented.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2019 and December 31, 2018.

	June 30, 2019
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Net
Assets
Interest Rate Swap Derivatives	$6,679	$0	$6,679	$0	$0	$6,679
Total Assets	$6,679	$0	$6,679	$0	$0	$6,679
Liabilities
Interest Rate Swap Derivatives	$7,266	$0	$7,266	$0	$(7,360)	$(94)
Repurchase Agreements	0	0	0	0	0	0
Total Liabilities	$7,266	$0	$7,266	$0	$(7,360)	$(94)

	December 31, 2018
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Net
Assets
Interest Rate Swap Derivatives	$3,869	$0	$3,869	$0	$(760)	$3,109
Total Assets	$3,869	$0	$3,869	$0	$(760)	$3,109
Liabilities
Interest Rate Swap Derivatives	$4,025	$0	$4,025	$0	$(560)	$3,465
Repurchase Agreements	75,555	0	75,555	(75,555)	0	0
Total Liabilities	$79,580	$0	$79,580	$(75,555)	$(560)	$3,465

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding for basic earnings per common share	25,614,701	25,293,329	25,553,254	25,275,471
Dilutive effect of stock options, awards and warrants	159,301	415,887	167,825	429,034
Weighted average shares outstanding for diluted earnings per common share	25,774,002	25,709,216	25,721,079	25,704,505

Basic earnings per common share	$0.85	$0.80	$1.70	$1.52
Diluted earnings per common share	$0.85	$0.78	$1.69	$1.50

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) net of tax for the three months ended June 30, 2019 and 2018:

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at April 1, 2019	$3,843	$(1,356)	$2,487
Other comprehensive income before reclassification	7,040	0	7,040
Amounts reclassified from accumulated other comprehensive income (loss)	(65)	38	(27)
Net current period other comprehensive income	6,975	38	7,013
Balance at June 30, 2019	$10,818	$(1,318)	$9,500

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at April 1, 2018	$(6,270)	$(1,718)	$(7,988)
Other comprehensive income before reclassification	(1,771)	0	(1,771)
Amounts reclassified from accumulated other comprehensive income (loss)	0	49	49
Net current period other comprehensive income	(1,771)	49	(1,722)
Balance at June 30, 2018	$(8,041)	$(1,669)	$(9,710)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) net of tax for the six months ended June 30, 2019 and 2018:

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at January 1, 2019	$(4,796)	$(1,395)	$(6,191)
Other comprehensive income before reclassification	15,702	0	15,702
Amounts reclassified from accumulated other comprehensive income (loss)	(88)	77	(11)
Net current period other comprehensive income	15,614	77	15,691
Balance at June 30, 2019	$10,818	$(1,318)	$9,500

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at January 1, 2018	$784	$(1,454)	$(670)
Other comprehensive income before reclassification	(8,903)	0	(8,903)
Amounts reclassified from accumulated other comprehensive income (loss)	6	98	104
Net current period other comprehensive income	(8,897)	98	(8,799)
Adoption of ASU 2018‑02	140	(313)	(173)
Adoption of ASU 2016‑01	(68)	0	(68)
Balance at June 30, 2018	$(8,041)	$(1,669)	$(9,710)

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2019 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$65	Net securities gains (losses)
Tax effect	0	Income tax expense
Subtotal	65	Net of tax
Amortization of defined benefit pension items	(53)	Other expense
Tax effect	15	Income tax expense
Subtotal	(38)	Net of tax
Total reclassifications for the period	$27	Net income

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2018 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$0	Net securities gains (losses)
Tax effect	0	Income tax expense
Subtotal	0	Net of tax
Amortization of defined benefit pension items	(67)	Other expense
Tax effect	18	Income tax expense
Subtotal	(49)	Net of tax
Total reclassifications for the period	$(49)	Net income

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2019 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$88	Net securities gains (losses)
Tax effect	0	Income tax expense
Subtotal	88	Net of tax
Amortization of defined benefit pension items	(103)	Other expense
Tax effect	26	Income tax expense
Subtotal	(77)	Net of tax
Total reclassifications for the period	$11	Net income

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2018 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$(6)	Net securities gains (losses)
Tax effect	0	Income tax expense
Subtotal	(6)	Net of tax
Amortization of defined benefit pension items	(133)	Other expense
Tax effect	35	Income tax expense
Subtotal	(98)	Net of tax
Total reclassifications for the period	$(104)	Net income

NOTE 11. LEASES

The Company leases certain office facilities under long-term operating lease agreements. The leases expire at various dates through 2029 and some include renewal options. Many of these leases require the payment of property taxes, insurance premiums, maintenance, utilities and other costs. In many cases, rentals are subject to increase in relation to a cost-of-living index. The Company accounts for lease and non-lease components together as a single lease component. The Company determines if an arrangement is a lease at inception. Operating leases are recorded as a right-of-use ("ROU") lease assets and are included in other assets on the consolidated balance sheet. The Company's corresponding lease obligations are included in other liabilities on the consolidated balance sheet. ROU lease assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The following is a maturity analysis of the operating lease liabilities as of June 30, 2019:

Operating lease
Years ending December 31, (in thousands)	Obligation
2019	$271
2020	561
2021	581
2022	595
2023	606
2024 - 2029	3,495
Total undiscounted lease payments	6,109
Less imputed interest	(810)
Lease liability	$5,299

Right-of-use asset	$5,299

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Lease cost
Operating lease cost	$125	$244
Short-term lease cost	6	12
Total lease cost	$131	$256

Other information
Operating cash outflows from operating leases	$244
Weighted-average remaining lease term - operating leases	10.3 years
Weighted average discount rate - operating leases	2.8%

NOTE 12. SUBSEQUENT EVENTS

On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30 million. Funds provided under the agreement may be used to repurchase shares of the Company's common stock under the share repurchase program approved by the Company's board of directors on January 8, 2019, as well as for general corporate purposes. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of Lake City Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed.

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

ITEM 2 ‑ MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in the first six months of 2019 was $43.4 million, up 12.8% from $38.5 million for the comparable period of 2018. Diluted income per common share was $1.69 in the first six months of 2019, up 12.7% from $1.50 in the comparable period of 2018. Annualized return on average total equity was 16.17% in the first six months of 2019 versus 16.35% in the comparable period of 2018. Annualized return on average total assets was 1.78% in the first six months of 2019 versus 1.64% in the comparable period of 2018. The average equity to average assets ratio was 11.00% in the first six months of 2019 versus 10.05% in the comparable period of 2018.

Net income in the second quarter of 2019 was $21.7 million, up 7.8% from $20.1 million for the comparable period of 2018. Diluted income per common share was $0.85 in the second quarter of 2019, up 9.0% from $0.78 in the comparable period of 2018. Return on average total equity was 15.76% in the second quarter of 2019 versus 16.86% in the comparable period of 2018. Return on average total assets was 1.76% in the second quarter of 2019 versus 1.70% in the comparable period of 2018. The average equity to average assets ratio was 11.14% in the second quarter of 2019 versus 10.11% in the comparable period of 2018.

Total assets were $4.976 billion as of June 30, 2019 versus $4.875 billion as of December 31, 2018, an increase of $100.3 million, or 2.1%. This increase was primarily due to an $83.9 million increase in gross loans as well as a $24.3 million increase in securities available for sale and an increase in bank owned life insurance of $5.5 million, offset by a $20.6 million decrease in cash and cash equivalents. Total deposits increased by $177.2 million while total borrowings decreased by $130.6 million. Securities sold under agreements to repurchase declined by $75.6 million to zero at June 30, 2019. Total equity increased by $43.7 million as a result of net income of $43.4 million as well as an increase in accumulated other comprehensive income of $15.7 million offset by dividends declared of $0.56 per share totaling $14.3 million.

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

Valuation and Other-Than-Temporary Impairment of Investment Securities

The fair values of securities available-for-sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges or pricing models, which utilize significant observable inputs such as matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Different judgments and assumptions used in pricing could result in different estimates of value. The fair value of certain securities is determined using unobservable inputs, primarily observable inputs of similar securities.

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

We consider the following factors when determining other-than-temporary impairment for a security or investment:

●	the length of time and the extent to which the market value has been less than amortized cost;
●	the financial condition and near-term prospects of the issuer;
●	the underlying fundamentals of the relevant market and the outlook for such market for the near future; and
●	our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and six months ended June 30, 2019 and 2018 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Income Statement Summary:
Net interest income	$38,411	$37,533	$76,620	$73,756
Provision for loan losses	785	1,700	1,985	5,000
Noninterest income	11,588	9,722	23,113	19,601
Noninterest expense	22,092	20,303	44,565	41,505
Other Data:
Efficiency ratio (1)	44.19%	42.93%	44.68%	44.44%
Dilutive EPS	$0.85	$0.78	$1.69	$1.50
Tangible capital ratio (2)	11.30%	10.15%	11.30%	10.15%
Net charge-offs/(recoveries) to average loans	(0.02)%	(0.04)%	(0.01)%	0.23%
Net interest margin	3.37%	3.42%	3.42%	3.39%
Noninterest income to total revenue	23.18%	20.57%	23.17%	21.00%

(1)	Noninterest expense/Net interest income plus Noninterest income.
(2)	Non-GAAP financial measure. The Company believes that providing non-GAAP financial measures provides investors with information useful to understanding the company’s financial performance. Additionally, these non-GAAP measures are used by management for planning and forecasting purposes, including measures based on “tangible common equity” which is “total equity” excluding intangible assets, net of deferred tax, and “tangible assets” which is “total assets” excluding intangible assets, net of deferred tax.

See reconciliation below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Total Equity	$565,363	$486,484	$565,363	$486,484
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,191	1,177	1,191	1,177
Tangible Common Equity	561,584	482,691	561,584	482,691

Total Assets	$4,975,519	$4,760,869	$4,975,519	$4,760,869
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,191	1,177	1,191	1,177
Tangible Assets	4,971,740	4,757,076	4,971,740	4,757,076

Tangible Common Equity/Tangible Assets	11.30%	10.15%	11.30%	10.15%

Net Income

Net income was $43.4 million in the first six months of 2019, an increase of $4.9 million, or 12.8%, versus net income of $38.5 million in the first six months of 2018. The growth in net income of $4.9 million for the first six months of 2019 as compared to the prior year period resulted primarily from growth in noninterest income of $3.5 million, a decrease in provision expenses of $3.0 million and increased net interest income of $2.9 million. These increases were offset by an increase in noninterest expense of $3.1 million and an increase in income tax expense of $1.4 million.

Net income was $21.7 million in the second quarter of 2019, an increase of $1.6 million, or 7.8%, versus net income of $20.1 million in the second quarter of 2018. The increase was driven by growth in noninterest income of $1.9 million, a decrease in provision expense of $915,000 and increased net interest income of $878,000. These increases were offset by increased noninterest expense of $1.8 million and an increase in income tax expense of $299,000.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2019			2018
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,915,011	$98,955	5.10%	$3,792,226	$86,233	4.59%
Tax exempt (1)	24,781	606	4.93	23,586	526	4.50
Investments: (1)
Available for sale	594,141	8,990	3.05	553,303	8,466	3.09
Short-term investments	8,415	97	2.32	4,328	20	0.93
Interest bearing deposits	46,308	492	2.14	61,481	468	1.54
Total earning assets	$4,588,656	$109,140	4.80%	$4,434,924	$95,713	4.35%
Less: Allowance for loan losses	(49,370)			(46,839)
Nonearning Assets
Cash and due from banks	168,085			138,713
Premises and equipment	58,729			56,142
Other nonearning assets	155,633			140,094
Total assets	$4,921,733			$4,723,034

Interest Bearing Liabilities
Savings deposits	$244,049	$143	0.12%	$264,018	$176	0.13%
Interest bearing checking accounts	1,621,035	13,530	1.68	1,510,378	7,987	1.07
Time deposits:
In denominations under $100,000	275,106	2,532	1.86	259,777	1,794	1.39
In denominations over $100,000	1,151,904	13,234	2.32	1,225,923	10,058	1.65
Miscellaneous short-term borrowings	112,344	1,182	2.12	97,210	306	0.63
Long-term borrowings and subordinated debentures	30,928	888	5.79	30,931	786	5.12
Total interest bearing liabilities	$3,435,366	$31,509	1.85%	$3,388,237	$21,107	1.26%
Noninterest Bearing Liabilities
Demand deposits	904,031			833,428
Other liabilities	41,011			26,699
Stockholders’ Equity	541,325			474,670
Total liabilities and stockholders’ equity	$4,921,733			$4,723,034

Interest Margin Recap
Interest income/average earning assets		109,140	4.80		95,713	4.35
Interest expense/average earning assets		31,509	1.38		21,107	0.96
Net interest income and margin		$77,631	3.42%		$74,606	3.39%

(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.0 million and $850,000 in the six-month periods ended June 30, 2019 and 2018, respectively.
(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2019 and 2018, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended June 30,
	2019			2018
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,936,747	$50,089	5.10%	$3,816,879	$44,439	4.67%
Tax exempt (1)	24,575	292	4.77	22,562	253	4.50
Investments: (1)
Available for sale	601,178	4,415	2.95	560,484	4,347	3.25
Short-term investments	12,092	97	3.22	4,079	11	1.08
Interest bearing deposits	51,357	254	1.98	44,236	185	1.68
Total earning assets	$4,625,949	$55,147	4.78%	$4,448,240	$49,235	4.44%
Less: Allowance for loan losses	(49,965)			(46,494)
Nonearning Assets
Cash and due from banks	171,313			139,677
Premises and equipment	58,857			56,093
Other nonearning assets	155,299			141,647
Total assets	$4,961,453			$4,739,163

Interest Bearing Liabilities
Savings deposits	$240,824	$71	0.12%	$259,989	$86	0.13%
Interest bearing checking accounts	1,743,813	7,576	1.74	1,528,733	4,412	1.16
Time deposits:
In denominations under $100,000	274,217	1,300	1.90	264,294	946	1.44
In denominations over $100,000	1,119,176	6,609	2.37	1,213,792	5,204	1.72
Miscellaneous short-term borrowings	35,424	232	2.63	111,402	195	0.70
Long-term borrowings and subordinated debentures	30,928	436	5.65	30,928	419	5.43
Total interest bearing liabilities	$3,444,382	$16,224	1.89%	$3,409,138	$11,262	1.33%
Noninterest Bearing Liabilities
Demand deposits	922,729			825,337
Other liabilities	41,806			25,397
Stockholders’ Equity	552,536			479,291
Total liabilities and stockholders’ equity	$4,961,453			$4,739,163

Interest Margin Recap
Interest income/average earning assets		55,147	4.78		49,235	4.44
Interest expense/average earning assets		16,224	1.41		11,262	1.02
Net interest income and margin		$38,923	3.37%		$37,973	3.42%

(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $512,000 and $440,000 in the three-month periods ended June 30, 2019 and 2018, respectively.
(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2019 and 2018, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $2.9 million, or 3.9%, for the six months ended June 30, 2019 compared with the first six months of 2018. The increased level of net interest income during the first six months of 2019 was largely driven by an increase in average earning assets of $153.7 million, due primarily to loan growth of $124.0 million and growth in investment securities of $40.8 million, as well as expansion in net interest margin. Average loans outstanding increased $124.0 million to $3.940 billion during the six months ended June 30, 2019 compared to $3.816 billion during the same period of 2018, with most of the growth being in commercial loans. The earning asset growth was funded through an increase in deposits. Average deposits increased $102.6 million to $4.196 billion during the six months ended June 30, 2019 compared to $4.094 billion for the same period of 2018. Total deposits are comprised of core deposits and brokered deposits. During this same period average core deposits increased $156.4 million and average brokered deposits decreased $53.8 million. Average borrowings increased by $15.1 million to $143.3 million in the six months ended June 30, 2019, compared to $128.1 million during the same period of 2018. Short-term interest expense was $1.2 million compared to $306,000 for the six months ended June 30, 2019 and 2018, respectively. The increase was due partially to an increase in average balance of $15.1 million and primarily due to an increase in rate of 149 basis points as the Fed Funds overnight rate has increased since June 30, 2018.

The tax equivalent net interest margin was 3.42% for the first six months of 2019 compared to 3.39% during the first six months of 2018. The yield on earning assets totaled 4.80% during the six months ended June 30, 2019 compared to 4.35% in the same period of 2018. Cost of funds (expressed as a percentage of average earning assets) totaled 1.38% during the first six months of 2019 compared to 0.96% in the same period of 2018. The higher margin in the first half of 2019 was due to higher yields on loans, partially offset by a higher cost of funds driven by the Federal Reserve Bank increasing the target Federal Funds Rate in March, June, September and December of 2018.

Average earning assets increased by $177.7 million for the three months ended June 30, 2019 compared with the same period of 2018. Average loans outstanding increased $121.9 million during the three months ended June 30, 2019 compared with the same period of 2018, with most of the growth being in commercial loans. In addition, investment securities increased by $40.7 million. The earning asset growth was funded through deposit growth offset by a decrease in borrowings. Average interest bearing deposits increased by $111.2 million, average noninterest bearing demand deposits increased by $97.4 million and average borrowings decreased by $76.0 million.

The tax equivalent net interest margin was 3.37% for the second quarter of 2019 compared to 3.42% during the second quarter of 2018. The decline in net interest margin during the second quarter of 2019 as compared to the prior year period resulted from increased costs of deposits that were not fully absorbed by increases in earning assets. The yield on earning assets totaled 4.78% during the second quarter of 2019 compared to 4.44% in the same period of 2018, while the cost of funds (expressed as a percentage of average earning assets) totaled 1.41% during the second quarter of 2019 compared to 1.02% in the same period of 2018.

Provision for Loan Losses

The Company recorded a provision for loan loss expense of $2.0 million and $785,000, respectively, in the six-month and three-month periods ended June 30, 2019, compared to a provision of $5.0 million and $1.7 million, respectively, during the comparable periods of 2018. The primary factors impacting management’s decision to record a lower the provision in the first six months of 2019 were net recoveries during the first six months of 2019 versus net charge-offs during the first six months of 2018. Net recoveries in the second quarter of 2019 were $217,000 versus net recoveries of $379,000 in the second quarter of 2018 and net charge-offs of $91,000 during the linked first quarter of 2019. Additional factors considered by management included the continued stability in key loan quality metrics, including appropriate reserve coverage of nonperforming loans and stable economic conditions in the Company’s markets, and changes in the allocation for specific watch list credits. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the six month and three-month periods ended June 30, 2019 and 2018 are shown in the following tables:

	Six Months Ended
	June 30,
			Percent
(dollars in thousands)	2019	2018	Change
Wealth advisory fees	$3,266	$3,049	7.1%
Investment brokerage fees	914	667	37.0
Service charges on deposit accounts	9,137	7,428	23.0
Loan and service fees	4,885	4,598	6.2
Merchant card fee income	1,292	1,191	8.5
Bank owned life insurance	731	711	2.8
Mortgage banking income	620	679	(8.7)
Net securities gains (losses)	88	(6)	(1,566.7)
Other income	2,180	1,284	69.8
Total noninterest income	$23,113	$19,601	17.9%
Noninterest income to total revenue	23.17%	21.00%

	Three Months Ended
	June 30,
			Percent
(dollars in thousands)	2019	2018	Change
Wealth advisory fees	$1,646	$1,544	6.6%
Investment brokerage fees	528	377	40.1
Service charges on deposit accounts	4,850	3,800	27.6
Loan and service fees	2,481	2,421	2.5
Merchant card fee income	670	549	22.0
Bank owned life insurance	287	348	(17.5)
Mortgage banking income	398	438	(9.1)
Net securities gains (losses)	65	0	NA
Other income	663	245	170.6
Total noninterest income	$11,588	$9,722	19.2%
Noninterest income to total revenue	23.18%	20.57%

The Company’s noninterest income increased $3.5 million, or 17.9%, to $23.1 million for the six months ended June 30, 2019, compared to $19.6 million for the prior period. Noninterest income was positively impacted by a $1.7 million increase over the prior year period in fee income for service charges on deposit accounts, primarily due to growth in treasury management fees from business accounts. In addition, due to continued growth in client relationships, loan and service fees increased $287,000, investment brokerage fees increased $247,000 and wealth advisory fees increased $217,000. Other income increased primarily due to a gain related to proceeds from bank owned life insurance.

The Company’s noninterest income increased $1.9 million, or 19.2%, to $11.6 million for the second quarter of 2019, compared to $9.7 million for the second quarter of 2018. Service charges on deposit accounts increased $1.1 million, primarily due to fees from business accounts. Wealth advisory and investment brokerage fees increased by $102,000 and $151,000, respectively, compared to the second quarter of 2018 due to continued growth of client relationships.

During the second quarter, a single commercial treasury management relationship contributed $2.1 million in treasury management fees that are reported with service charges on deposit accounts. This relationship contributed $1.6 million in the first quarter of 2019, resulting in a total of $3.7 million of revenue on a year to date basis. As a result of the bank discovering potentially fraudulent activity by this client involving multiple banks, the related treasury management activity was terminated and the revenue will not recur in future periods. The bank has not incurred any loss related to this activity and we believe that an investigation is ongoing by authorities. In addition, the bank continues its review of its enterprise risk management policies and procedures.

Noninterest Expense

Noninterest expense categories for the six month and three-month periods ended June 30, 2019 and 2018 are shown in the following tables:

	Six Months Ended
	June 30,
			Percent
(dollars in thousands)	2019	2018	Change
Salaries and employee benefits	$24,394	$23,512	3.8%
Net occupancy expense	2,649	2,663	(0.5)
Equipment costs	2,758	2,524	9.3
Data processing fees and supplies	4,999	4,803	4.1
Corporate and business development	2,377	2,179	9.1
FDIC insurance and other regulatory fees	815	870	(6.3)
Professional fees	2,008	1,782	12.7
Other expense	4,565	3,172	43.9
Total noninterest expense	$44,565	$41,505	7.4%

The Company’s noninterest expense increased by $3.1 million, or 7.4%, to $44.6 million in the first six months of 2019 compared to $41.5 million in the prior year period. The increase was driven by salaries and employee benefits, which increased by 3.8%, or $882,000, primarily due to higher health insurance expense, staffing increases in revenue producing areas and normal merit increases. Other expense increased by $1.4 million or 43.9% to $4.6 million from $3.2 million in the six month period ended June 30, 2019.

	Three Months Ended
	June 30,
			Percent
(dollars in thousands)	2019	2018	Change
Salaries and employee benefits	$11,835	$11,493	3.0%
Net occupancy expense	1,283	1,237	3.7
Equipment costs	1,409	1,250	12.7
Data processing fees and supplies	2,574	2,290	12.4
Corporate and business development	1,171	1,046	12.0
FDIC insurance and other regulatory fees	409	409	—
Professional fees	1,071	910	17.7
Other expense	2,340	1,668	40.3
Total noninterest expense	$22,092	$20,303	8.8%

The Company’s noninterest expense increased $1.8 million, or 8.8%, to $22.1 million in the second quarter of 2019, compared to $20.3 million in the second quarter of 2018. Salaries and employee benefits increased on a year over year basis primarily due to higher employee health insurance expense, staffing increases in revenue producing areas and normal merit increases. Other expense increased by 672,000 or 40.3% to $2.3 million from $1.7 million in the second quarter 2018.

The Company’s income tax expense increased $1.4 million and $299,000, respectively, in the six-month and three-month periods ended June 30, 2019, compared to the same periods in 2018. The effective tax rate was 18.4% and 19.9%, respectively, in the six-month and three-month periods ended June 30, 2019, compared to 17.9% and 20.2% for the comparable periods of 2018. The year to date effective tax rate for 2019 increased as compared to the prior year period primarily due to a reduced benefit related to employee long-term incentive stock awards.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.976 billion as of June 30, 2019, an increase of $100.3 million, or 2.1%, when compared to $4.875 billion as of December 31, 2018. Overall asset growth was primarily driven by an $81.8 million, or 2.1%, increase in net loans to $3.948 billion at June 30, 2019 from $3.866 billion December 31, 2018 and an increase of $24.3 million or 4.1% in securities available for sale to $609.8 million at June 30, 2019 from $585.5 billion at December 31, 2018. Funding for the loan growth came from an increase in total deposits of $177.2 million offset by a decrease in total borrowings of $130.6 million. The increase is deposits was primarily driven by growth in core deposits of $124.1 million and to a lesser extent, an increase in wholesale funding of $53.1 million. Core deposits were $4.003 billion as of June 30, 2019, an increase of $124.1 million, or 3.2%, when compared to $3.879 billion as of December 31, 2018. Additionally, commercial deposits increased by $111.8 million, or 10.4%, to $1.187 billion at June 30, 2019 compared to $1.075 billion at December 31, 2018.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents decreased by $20.6 million, or 9.5%, to $196.4 million at June 30, 2019, from $216.9 million at December 31, 2018. The short-term investment component of cash and cash equivalents decreased primarily due to lower noninterest-bearing balances on deposit with correspondent banks, driven by public fund checks outstanding at December 31, 2018, which subsequently cleared during 2019.

Investment Portfolio

The amortized cost and the fair value of securities as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$995	$1,007	$994	$987
U.S. government sponsored agencies	2,302	2,290	4,435	4,350
Mortgage-backed securities: residential	320,298	323,945	329,516	325,412
Mortgage-backed securities: commercial	37,847	38,134	38,712	38,141
State and municipal securities	234,691	244,450	217,964	216,659
Total	$596,133	$609,826	$591,621	$585,549

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the investment portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for other-than-temporary impairment.

Purchases of securities available for sale totaled $60.0 million in the first six months of 2019. The purchases consisted primarily of state and municipal securities and also purchases of mortgage-backed securities issued by government sponsored entities. Paydowns from prepayments and scheduled payments of $22.3 million were received in the first six months of 2019, and the amortization of premiums, net of the accretion of discounts, was $1.9 million. Sales of securities totaled $25.8 million in the first six months of 2019. Maturities and calls of securities totaled $7.9 million in the first six months of 2019, as well as increased prepayment assumptions. The increase in the amortization of premiums, net of the accretion of discounts was primarily driven by the adoption of ASU 2017-08 on January 1, 2019, as well as the increase in prepayments that have resulted from decreased interest rates. No other-than-temporary impairment was recognized in the first six months of 2019.

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

The investment portfolio is managed by a third-party firm to provide for an appropriate balance between liquidity, credit risk, interest rate risk management and investment return and to limit the Company’s exposure to risk to an acceptable level. The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds under what is commonly referred to as the “Volcker Rule” of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans Held-for-Sale

Real estate mortgage loans held-for-sale increased by $3.6 million, or 158.6%, to $5.9 million at June 30, 2019, from $2.3 million at December 31, 2018. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells all of the qualifying mortgage loans it originates on the secondary market. Proceeds from sales totaled $20.4 million in the first six months of 2019 compared to $22.7 million in the first six months of 2018.

Loan Portfolio

The loan portfolio by portfolio segment as of June 30, 2019 and December 31, 2018 is summarized as follows:

					Current
	June 30,		December 31,		Period
(dollars in thousands)	2019		2018		Change
Commercial and industrial loans	$1,450,325	36.2%	$1,405,379	35.9%	$44,946
Commercial real estate and multi-family residential loans	1,655,511	41.4	1,569,635	40.1	85,876
Agri-business and agricultural loans	314,478	7.9	370,513	9.5	(56,035)
Other commercial loans	104,084	2.6	95,657	2.4	8,427
Consumer 1‑4 family mortgage loans	388,691	9.7	389,078	9.9	(387)
Other consumer loans	86,996	2.2	86,064	2.2	932
Subtotal, gross loans	4,000,085	100.0%	3,916,326	100.0%	83,759
Less: Allowance for loan losses	(50,564)		(48,453)		(2,111)
Net deferred loan fees	(1,467)		(1,581)		114
Loans, net	$3,948,054		$3,866,292		$81,762

Total loans, excluding real estate mortgage loans held for sale and deferred fees, increased by $83.8 million to $4.000 billion at June 30, 2019 from $3.916 billion at December 31, 2018. The increase was concentrated in the commercial real estate and commercial and industrial categories and reflects the Company’s long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas. The increase was partially offset by loan repayments in agri-business and agricultural loans which have declined since year-end due to seasonal loan repayments as well as declines in volume due to the impact of the flattened yield curve and clients opting for long-term fixed rate financing from other lenders.

The following table summarizes the Company’s non-performing assets as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual loans including nonaccrual troubled debt restructured loans	$14,995	$7,260
Loans past due over 90 days and still accruing	0	0
Total nonperforming loans	$14,995	$7,260
Other real estate owned	316	316
Repossessions	7	0
Total nonperforming assets	$15,318	$7,576

Impaired loans including troubled debt restructurings	$24,271	$26,661

Nonperforming loans to total loans	0.38%	0.19%
Nonperforming assets to total assets	0.31%	0.16%

Performing troubled debt restructured loans	$6,082	$8,016
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	3,512	4,384
Total troubled debt restructured loans	$9,594	$12,400

Total nonperforming assets increased by $7.7 million, or 102.2%, to $15.3 million during the six-month period ended June 30, 2019. The increase in nonperforming assets was primarily due to a single commercial relationship being placed in nonaccrual status, which was 30-89 days past due as of March 31, 2019. The borrower is a manufacturing business that has experienced cash flow challenges and over supply of inventory.

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

Total impaired loans decreased by $2.4 million, or 9.0%, to $24.3 million at June 30, 2019 from $26.7 million at December 31, 2018. The decrease in the impaired loans category was primarily due to payments received on impaired loans.

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

At June 30, 2019, the allowance for loan losses was 1.26% of total loans outstanding, versus 1.24% of total loans outstanding at December 31, 2018. At June 30, 2019, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of June 30, 2019, on the basis of management’s review of the loan portfolio, the Company had 91 credits totaling $207.9 million on the classified loan list versus 91 credits totaling $186.6 million on December 31, 2018. The increased in classified loans for the first six months of 2019 resulted primarily from two commercial borrowers. As of June 30, 2019, the Company had $144.5 million of assets classified as Special Mention, $62.4 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $101.4 million, $85.2 million, $0 and $0, respectively, at December 31, 2018.

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

The allowance for loan losses increased 4.4%, or $2.1 million, from $48.5 million at December 31, 2018 to $50.6 million at June 30, 2019. Pooled loan allocations increased from $35.1 million at December 31, 2018 to $37.2 million at June 30, 2019, which was primarily due to management’s view of current credit quality, the current economic environment and loan growth. Impaired loan allocations were $10.0 million at June 30, 2019 and December 31, 2018. The unallocated component of the allowance for loan losses was $3.3 million at June 30, 2019 and December 31, 2018. While general trends in the overall economy and credit quality were stable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions. The unallocated component of the allowance for loan losses incorporates the Company’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends and trends in the composition of the Company’s large commercial loan portfolio and related large dollar exposures to individual borrowers.

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

Loan growth for the first six months of 2019 has been moderate and economic conditions in the Company’s markets have been stable. While there has been an increase of $7.7 million in nonperforming assets since year-end, management does not believe that the increase is reflective of any broader concerns and watch list loans are stable at $207.9 million compared to $186.6 million at December 31, 2018. The increase in watch list loans since year end was primarily impacted by an increase of $23.7 million in non-impaired watch list loans offset by a decline of $2.4 million in impaired watch list loans. While the growth is not robust, commercial real estate activity and manufacturing growth is occurring. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative position in loan work-out situations. The Company believes that historical industry-specific issues in the Company’s markets have are stable and continue to be somewhat mitigated by its overall expansion strategy.

Sources of Funds

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the six months ended June 30, 2019 and 2018 are summarized in the following table:

	Six months ended June 30,
	2019		2018
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$904,031	0.00%	$833,428	0.00%
Savings and transaction accounts:
Savings deposits	244,049	0.12	264,018	0.13
Interest bearing demand deposits	1,621,035	1.68	1,510,378	1.07
Time deposits:
Deposits of $100,000 or more	1,151,904	2.32	1,225,923	1.65
Other time deposits	275,106	1.86	259,777	1.39
Total deposits	$4,196,125	1.41%	$4,093,524	0.99%
FHLB advances and other borrowings	143,272	2.91	128,141	1.72
Total funding sources	$4,339,397	1.46%	$4,221,665	1.01%

Deposits and Borrowings

As of June 30, 2019, total deposits increased by $177.2 million, or 4.4%, from December 31, 2018. Core deposits increased by $124.1 million to $4.003 billion as of June 30, 2019 from $3.879 billion as of December 31, 2018. Total brokered deposits were $218.0 million at June 30, 2019 compared to $164.9 million at December 31, 2018 reflecting a $53.1 million increase during the first six months of 2019.

Since December 31, 2018, the change in core deposits was comprised of increases in commercial deposits of $111.8 million and in public funds deposits of $38.2 million, which were offset by a decrease in retail deposits of $25.9 million. Total public funds deposits, including public funds transaction accounts, were $1.254 billion at June 30, 2019 and $1.216 billion at December 31, 2018.

The following table summarizes deposit composition at June 30, 2019 and December 31, 2018:

			Current
	June 30,	December 31,	Period
(dollars in thousands)	2019	2018	Change
Retail	$1,562,356	$1,588,225	$(25,869)
Commercial	1,187,258	1,075,419	111,839
Public funds	1,253,704	1,215,533	38,171
Core deposits	$4,003,318	$3,879,177	$124,141
Brokered deposits	217,981	164,888	53,093
Total deposits	$4,221,299	$4,044,065	$177,234

Total borrowings decreased by $130.6 million, or 47.2%, from December 31, 2018. The decrease consisted of $70.0 million in Federal home Loan Bank advances, as well as $75.6 million in securities sold under agreements to repurchase. Federal funds purchased increased by $15.0 million at June 30, 2019. The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily used for loan and investment securities growth.

Capital

As of June 30, 2019, total stockholders’ equity was $565.3 million, an increase of $43.7 million, or 8.4%, from $521.6 million at December 31, 2018. In addition to net income of $43.4 million, other increases in equity during the first six months of 2019 included $15.7 million in accumulated other comprehensive income component of equity, which was primarily driven by a net increase in the fair value of available-for-sale securities and $2.3 million in stock based compensation expense. Offsetting the increases to stockholders’ equity were decreases due to dividends declared and paid in the amount of $14.3 million and $2.1 million in stock activity under equity compensation plans.

The impact on equity by other comprehensive income is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of June 30, 2019, the Company’s capital levels remained characterized as "well-capitalized" under the new rules.

The actual capital amounts and ratios of the Company and the Bank as of June 30, 2019 and December 31, 2018, are presented in the table below:

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$631,457	14.49%	$348,597	8.00%	$449,298	N/A	N/A	N/A
Bank	$611,375	14.06%	$347,820	8.00%	$456,514	10.50%	$434,776	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$580,803	13.33%	$261,447	6.00%	$370,384	N/A	N/A	N/A
Bank	$560,721	12.90%	$260,865	6.00%	$369,559	8.50%	$347,820	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$550,803	12.64%	$196,086	4.50%	$305,022	N/A	N/A	N/A
Bank	$560,721	12.90%	$195,649	4.50%	$304,343	7.00%	$282,604	6.50%
Tier I Capital (to Average Assets)
Consolidated	$580,803	11.72%	$198,277	4.00%	$198,277	N/A	N/A	N/A
Bank	$560,721	11.37%	$197,314	4.00%	$197,314	4.00%	$246,643	5.00%

As of December 31, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$601,379	14.20%	$338,690	8.00%	$418,070	N/A	N/A	N/A
Bank	$583,206	13.80%	$338,098	8.00%	$417,340	9.875%	$422,623	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$552,836	13.06%	$254,017	6.00%	$333,398	N/A	N/A	N/A
Bank	$534,664	12.65%	$253,574	6.00%	$332,815	7.875%	$338,098	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$522,836	12.35%	$190,513	4.50%	$269,893	N/A	N/A	N/A
Bank	$534,664	12.65%	$190,180	4.50%	$269,422	6.375%	$274,705	6.50%
Tier I Capital (to Average Assets)
Consolidated	$552,836	11.44%	$193,305	4.00%	$193,305	N/A	N/A	N/A
Bank	$534,664	11.06%	$193,312	4.00%	$193,312	4.00%	$241,639	5.00%

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. A number of factors, many of which are beyond the Company to control or predict, could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These factors include, but are not limited to, the following:

●	the effects of future economic, trade, business and market conditions and changes, both domestic and foreign, including the effects of federal trade policies;
●	governmental monetary and fiscal policies;
●	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
●	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
●	changes in borrowers’ credit risks and payment behaviors;
●	changes in the availability and cost of credit and capital in the financial markets;
●	the effects of disruption and volatility in capital markets on the value of our investment portfolio;
●	cyber-security risks and or cyber-security damage that could result from attacks on the Company’s or third party service providers networks or data of the Company;
●	changes in the prices, values and sales volumes of residential and commercial real estate;
●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
●	changes in technology or products that may be more difficult or costly, or less effective than anticipated;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;
●	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible loan losses, our analysis of our capital position and other estimates;
●	changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
●	changes in accounting policies, rules and practices; and
●	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2019. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but do not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by its Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model. The current balance sheet structure is considered to be within acceptable risk levels.

Interest rate scenarios for the base, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at June 30, 2019. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

The base scenario is an annual calculation that is highly dependent on numerous assumptions embedded in the model. While the base sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For certain assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity core deposit products, such as savings, money market, NOW and demand deposits reflect management’s best estimate of expected future behavior.

		Falling	Falling	Falling	Rising	Rising	Rising	Rising	Rising
		(100 Basis	(50 Basis	(25 Basis	(25 Basis	(50 Basis	(100 Basis	(200 Basis	(300 Basis
(dollars in thousands)	Base	Points)	Points)	Points)	Points)	Points)	Points)	Points)	Points)
Net interest income	$162,160	$150,011	$156,210	$159,294	$164,843	$167,508	$172,739	$182,622	$191,963
Variance from Base		$(12,149)	$(5,950)	$(2,866)	$2,683	$5,348	$10,579	$20,462	$29,803
Percent of change from Base		(7.49)%	(3.67)%	(1.77)%	1.65%	3.30%	6.52%	12.62%	18.38%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2019, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

The following table provides information as of June 30, 2019 with respect to shares of common stock repurchased by the Company during the quarter then ended:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
April 1-30	0	$0	0	$30,000,000
May 1-31	1,078	47.80	0	30,000,000
June 1-30	0	0	0	30,000,000
Total	1,078	$47.80	0	$30,000,000

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2019 and June 30, 2018; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2019 and June 30, 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months and six months ended June 30, 2019 and June 30, 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: August 9, 2019	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: August 9, 2019	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 9, 2019	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)