Form 10-Q
period 2019-09-30
LAKELAND FINANCIAL CORP
filed 2019-11-01
CIK 721994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding at October 31, 2019:  25,623,016

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$90,442	$192,290
Short-term investments	46,133	24,632
Total cash and cash equivalents	136,575	216,922

Securities available-for-sale (carried at fair value)	613,230	585,549
Real estate mortgage loans held-for-sale	7,424	2,293

Loans, net of allowance for loan losses of $50,628 and $48,453	3,972,593	3,866,292

Land, premises and equipment, net	59,631	58,097
Bank owned life insurance	83,153	77,106
Federal Reserve and Federal Home Loan Bank stock	13,772	13,772
Accrued interest receivable	15,823	15,518
Goodwill	4,970	4,970
Other assets	40,984	34,735
Total assets	$4,948,155	$4,875,254

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest bearing deposits	$1,011,336	$946,838
Interest bearing deposits	3,272,054	3,097,227
Total deposits	4,283,390	4,044,065

Borrowings
Securities sold under agreements to repurchase	0	75,555
Federal Home Loan Bank advances	0	170,000
Subordinated debentures	30,928	30,928
Total borrowings	30,928	276,483

Accrued interest payable	12,071	10,404
Other liabilities	37,330	22,598
Total liabilities	4,363,719	4,353,550

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value 25,623,016 shares issued and 25,445,400 outstanding as of September 30, 2019 25,301,732 shares issued and 25,128,773 outstanding as of December 31, 2018	114,243	112,383
Retained earnings	460,736	419,179
Accumulated other comprehensive income (loss)	13,467	(6,191)
Treasury stock at cost (177,616 shares as of September 30, 2019, 172,959 shares as of December 31, 2018)	(4,099)	(3,756)
Total stockholders’ equity	584,347	521,615
Noncontrolling interest	89	89
Total equity	584,436	521,704
Total liabilities and equity	$4,948,155	$4,875,254

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET INTEREST INCOME
Interest and fees on loans
Taxable	$50,139	$46,127	$149,094	$132,360
Tax exempt	234	208	720	627
Interest and dividends on securities
Taxable	2,209	2,275	6,956	7,201
Tax exempt	1,819	1,570	5,171	4,367
Other interest income	368	199	957	687
Total interest income	54,769	50,379	162,898	145,242

Interest on deposits	14,692	11,473	44,131	31,488
Interest on borrowings
Short-term	113	555	1,295	861
Long-term	419	426	1,307	1,212
Total interest expense	15,224	12,454	46,733	33,561

NET INTEREST INCOME	39,545	37,925	116,165	111,681

Provision for loan losses	1,000	1,100	2,985	6,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,545	36,825	113,180	105,581

NONINTEREST INCOME
Wealth advisory fees	1,736	1,627	5,002	4,676
Investment brokerage fees	386	376	1,300	1,043
Service charges on deposit accounts	3,654	4,114	12,791	11,542
Loan and service fees	2,518	2,327	7,403	6,925
Merchant card fee income	690	643	1,982	1,834
Bank owned life insurance income	515	466	1,246	1,177
Mortgage banking income	636	319	1,256	998
Net securities gains (losses)	6	0	94	(6)
Other income	624	752	2,804	2,036
Total noninterest income	10,765	10,624	33,878	30,225

NONINTEREST EXPENSE
Salaries and employee benefits	12,837	12,755	37,231	36,267
Net occupancy expense	1,351	1,229	4,000	3,892
Equipment costs	1,385	1,316	4,143	3,840
Data processing fees and supplies	2,620	2,489	7,619	7,292
Corporate and business development	999	891	3,376	3,070
FDIC insurance and other regulatory fees	(249)	412	566	1,282
Professional fees	1,479	934	3,487	2,716
Other expense	2,315	2,174	6,880	5,346
Total noninterest expense	22,737	22,200	67,302	63,705

INCOME BEFORE INCOME TAX EXPENSE	26,573	25,249	79,756	72,101
Income tax expense	5,119	4,679	14,907	13,053
NET INCOME	$21,454	$20,570	$64,849	$59,048

BASIC WEIGHTED AVERAGE COMMON SHARES	25,622,338	25,301,033	25,576,740	25,284,085
BASIC EARNINGS PER COMMON SHARE	$0.84	$0.81	$2.54	$2.33
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,796,696	25,745,151	25,745,029	25,719,693
DILUTED EARNINGS PER COMMON SHARE	$0.83	$0.80	$2.52	$2.30

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$21,454	$20,570	$64,849	$59,048
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	4,979	(4,576)	24,832	(15,978)
Reclassification adjustment for (gains) losses included in net income	(6)	0	(94)	6
Net securities gain (loss) activity during the period	4,973	(4,576)	24,738	(15,972)
Tax effect	(1,044)	960	(5,196)	3,459
Net of tax amount	3,929	(3,616)	19,542	(12,513)
Defined benefit pension plans:
Amortization of net actuarial loss	51	67	154	200
Net gain activity during the period	51	67	154	200
Tax effect	(13)	(17)	(38)	(52)
Net of tax amount	38	50	116	148

Total other comprehensive income (loss), net of tax	3,967	(3,566)	19,658	(12,365)

Comprehensive income	$25,421	$17,004	$84,507	$46,683

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

	Three Months Ended
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Balance at July 1, 2018	25,126,537	$109,223	$390,404	$(9,710)	$(3,522)	$486,395	$89	$486,484
Comprehensive income:
Net income			20,570			20,570		20,570
Other comprehensive loss, net of tax				(3,566)		(3,566)		(3,566)
Cash dividends declared, $0.26 per share			(6,580)			(6,580)		(6,580)
Treasury shares purchased under deferred directors’ plan	(3,891)	189			(189)	0		0
Stock activity under equity compensation plans	7,150	0				0		0
Stock based compensation expense		1,633				1,633		1,633
Balance at September 30, 2018	25,129,796	$111,045	$404,394	$(13,276)	$(3,711)	$498,452	$89	$498,541

Balance at July 1, 2019	25,442,300	$112,689	$446,969	$9,500	$(3,884)	$565,274	$89	$565,363
Comprehensive income:
Net income			21,454			21,454		21,454
Other comprehensive income, net of tax				3,967		3,967		3,967
Cash dividends declared, $0.30 per share			(7,687)			(7,687)		(7,687)
Treasury shares purchased under deferred directors’ plan	(4,700)	215			(215)	0		0
Stock activity under equity compensation plans	7,800	(20)				(20)		(20)
Stock based compensation expense		1,359				1,359		1,359
Balance at September 30, 2019	25,445,400	$114,243	$460,736	$13,467	$(4,099)	$584,347	$89	$584,436

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

	Nine Months Ended
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'	Noncontrolling	Total
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Balance at January 1, 2018	25,025,933	$108,862	$363,794	$(670)	$(3,408)	$468,578	$89	$468,667
Adoption of ASU 2018-02			173	(173)		0		0
Adoption of ASU 2014-09			24			24		24
Adoption of ASU 2016-01			68	(68)		0		0
Comprehensive income:
Net income			59,048			59,048		59,048
Other comprehensive loss, net of tax				(12,365)		(12,365)		(12,365)
Cash dividends declared, $0.74 per share			(18,713)			(18,713)		(18,713)
Treasury shares purchased under deferred directors' plan	(8,602)	418			(418)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,636	(115)			115	0		0
Stock activity under equity compensation plans	106,829	(2,435)				(2,435)		(2,435)
Stock based compensation expense		4,315				4,315		4,315
Balance at September 30, 2018	25,129,796	$111,045	$404,394	$(13,276)	$(3,711)	$498,452	$89	$498,541

Balance at January 1, 2019	25,128,773	$112,383	$419,179	$(6,191)	$(3,756)	$521,615	$89	$521,704
Adoption of ASU 2017-08 (See Note 1)			(1,327)			(1,327)		(1,327)
Comprehensive income:
Net income			64,849			64,849		64,849
Other comprehensive income, net of tax				19,658		19,658		19,658
Cash dividends declared, $0.86 per share			(21,965)			(21,965)		(21,965)
Cashless exercise of warrants	224,066	0				0		0
Treasury shares purchased under deferred directors' plan	(10,356)	461			(461)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,699	(118)			118	0		0
Stock activity under equity compensation plans	97,218	(2,109)				(2,109)		(2,109)
Stock based compensation expense		3,626				3,626		3,626
Balance at September 30, 2019	25,445,400	$114,243	$460,736	$13,467	$(4,099)	$584,347	$89	$584,436

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Nine Months Ended September 30	2019	2018
Cash flows from operating activities:
Net income	$64,849	$59,048
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,428	4,199
Provision for loan losses	2,985	6,100
Net loss on sale and write down of other real estate owned	0	16
Amortization of loan servicing rights	368	379
Loans originated for sale	(43,510)	(38,926)
Net gain on sales of loans	(1,312)	(1,333)
Proceeds from sale of loans	39,013	39,448
Net (gain) loss on sales of premises and equipment	(2)	24
Net (gain) loss on sales and calls of securities available-for-sale	(94)	6
Net securities amortization	2,917	2,463
Stock based compensation expense	3,626	4,315
Earnings on life insurance	(1,246)	(1,177)
Gain on life insurance	(841)	(206)
Tax benefit of stock award issuances	(529)	(761)
Net change:
Interest receivable and other assets	(5,416)	(4,607)
Interest payable and other liabilities	6,638	6,180
Total adjustments	7,025	16,120
Net cash from operating activities	71,874	75,168

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	38,544	12,322
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	50,959	42,021
Purchases of securities available-for-sale	(91,704)	(100,702)
Purchase of life insurance	(5,492)	(371)
Net increase in total loans	(109,286)	(29,860)
Proceeds from sales of land, premises and equipment	14	29
Purchases of land, premises and equipment	(5,974)	(5,430)
Proceeds from sales of other real estate	0	21
Proceeds from life insurance	1,483	569
Net cash from investing activities	(121,456)	(81,401)

Cash flows from financing activities:
Net increase in total deposits	239,325	7,269
Net increase (decrease) in short-term borrowings	(75,555)	26,700
Net increase (decrease) in short-term FHLB borrowings	(170,000)	80,000
Payments on long-term FHLB borrowings	0	(80,030)
Common dividends paid	(21,952)	(18,700)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(2,109)	(2,435)
Purchase of treasury stock	(461)	(418)
Net cash from financing activities	(30,765)	12,373
Net change in cash and cash equivalents	(80,347)	6,140
Cash and cash equivalents at beginning of the period	216,922	176,180
Cash and cash equivalents at end of the period	$136,575	$182,320
Cash paid during the period for:
Interest	$45,066	$31,130
Income taxes	14,825	13,033
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	0	316
Securities purchases payable	4,892	4,018
Right-of-use assets obtained in exchange for lease liabilities	5,483	0

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-months and nine-months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2019. The Company’s 2018 Annual Report on Form 10-K should be read in conjunction with these statements.

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

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities.” This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB has shortened the amortization period for the premium to the earliest call date. Under legacy GAAP, entities generally amortized the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company adopted this new accounting standard on January 1, 2019. The effect of adoption was a reduction in retained earnings of approximately $1.3 million, net of tax, to reflect the acceleration of amortization of premiums on available-for-sale debt securities.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The purpose of this updated guidance is to better align a company's financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted ASU 2017-12 on January 1, 2019. ASU 2017-12 required a modified retrospective transition method in which the Company recognized the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. Adopting this standard did not have an impact on the Company’s financial condition or results of operations.

Newly Issued But Not Yet Effective Accounting Standards

In June 2016, the FASB issued guidance related to credit losses on financial instruments. This update, commonly referred to as the current expected credit losses methodology ("CECL"), will change the accounting for credit losses on loans and debt securities. Under the new guidance, the Company's measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods. This guidance is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. This amendment is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to beginning retained earnings, as of the beginning of the first reporting period in which the guidance is effective.

The Company formed a cross-functional committee that has evaluated existing technology and other solutions to assist with calculating losses under this new standard, selected a vendor to validate data currently loaded in the technology solution, and reviewed the validation assessment report. Additionally, the committee has selected a probability of default/loss given default model, run parallel calculations and evaluated changes to the overall internal control structure under the new model. Upon adoption of this standard, the Company will recognize credit losses earlier than it historically has done under the current incurred credit loss model. The Company intends to utilize a one to two year reasonable and supportable forecast period.

Due to this change in methodology, the Company anticipates larger increases in credit loss allowances for its longer-lived retail portfolios and smaller increases for its shorter-lived commercial portfolio. Based upon the Company’s loan portfolio composition at September 30, 2019, and the current economic environment and management's current forecast and qualitative adjustment assumptions, we currently estimate a 5% - 15% increase in our allowance for credit losses upon adoption of this standard. The final effect of CECL on our allowance for credit losses will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions at the time of adoption, as well as any refinements to our model, methodology and other key assumptions. Additionally, we will evaluate the need to recognize an allowance for credit impairment for available-for-sale debt securities. The impact on available-for-sale debt securities will be subject to a limitation, which is based on the fair value of the debt securities. When evaluating the credit quality of our existing portfolio, we do not expect the allowance for credit impairment for available-for-sale securities to be significant.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
September 30, 2019
U.S. Treasury securities	$995	$12	$0	$1,007
U.S. government sponsored agencies	2,303	5	0	2,308
Mortgage-backed securities: residential	291,427	5,217	(412)	296,232
Mortgage-backed securities: commercial	37,335	334	0	37,669
State and municipal securities	262,504	13,624	(114)	276,014
Total	$594,564	$19,192	$(526)	$613,230

December 31, 2018
U.S. Treasury securities	$994	$0	$(7)	$987
U.S. government sponsored agencies	4,435	0	(85)	4,350
Mortgage-backed securities: residential	329,516	1,392	(5,496)	325,412
Mortgage-backed securities: commercial	38,712	0	(571)	38,141
State and municipal securities	217,964	1,403	(2,708)	216,659
Total	$591,621	$2,795	$(8,867)	$585,549

Information regarding the fair value and amortized cost of available-for-sale debt securities by maturity as of September 30, 2019 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$4,003	$4,013
Due after one year through five years	18,138	18,529
Due after five years through ten years	28,136	29,341
Due after ten years	215,525	227,446
	265,802	279,329
Mortgage-backed securities	328,762	333,901
Total debt securities	$594,564	$613,230

Securities proceeds, gross gains and gross losses are presented below.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Sales of securities available-for-sale
Proceeds	$12,725	$0	$38,544	$12,322
Gross gains	13	0	151	21
Gross losses	(7)	0	(57)	(27)
Number of securities	6	0	31	22

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

Securities with carrying values of $61.3 million and $164.7 million were pledged as of September 30, 2019 and December 31, 2018, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law. The Company has no securities sold under agreements to repurchase or Federal Home Loan Bank borrowings as of September 30, 2019, causing the decline in pledged securities.

Information regarding securities with unrealized losses as of September 30, 2019 and December 31, 2018 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
Mortgage-backed securities: residential	$20,200	$84	$19,456	$328	$39,656	$412
State and municipal securities	7,103	105	2,761	9	9,864	114
Total temporarily impaired	$27,303	$189	$22,217	$337	$49,520	$526

December 31, 2018
U.S. Treasury securities	$0	$0	$987	$7	$987	$7
U.S. government sponsored agencies	0	0	4,350	85	4,350	85
Mortgage-backed securities: residential	11,619	12	217,182	5,484	228,801	5,496
Mortgage-backed securities: commercial	0	0	38,141	571	38,141	571
State and municipal securities	26,229	124	85,982	2,584	112,211	2,708
Total temporarily impaired	$37,848	$136	$346,642	$8,731	$384,490	$8,867

The total number of securities with unrealized losses as of September 30, 2019 and December 31, 2018 is presented below.

	Less than	12 months
	12 months	or more	Total
September 30, 2019
Mortgage-backed securities: residential	10	8	18
Mortgage-backed securities: commercial	0	0	0
State and municipal securities	5	2	7
Total temporarily impaired	15	10	25

December 31, 2018
U.S. Treasury securities	0	1	1
U.S. government sponsored agencies	0	2	2
Mortgage-backed securities: residential	5	84	89
Mortgage-backed securities: commercial	0	9	9
State and municipal securities	35	111	146
Total temporarily impaired	40	207	247

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of September 30, 2019 and December 31, 2018, all of the securities in the Company’s portfolio were backed by the U.S. government, government agencies, government sponsored entities or were A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government agency, government-sponsored entity and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considers the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	September 30,		December 31,
(dollars in thousands)	2019		2018
Commercial and industrial loans:
Working capital lines of credit loans	$730,557	18.2%	$690,620	17.6%
Non-working capital loans	701,773	17.4	714,759	18.3
Total commercial and industrial loans	1,432,330	35.6	1,405,379	35.9

Commercial real estate and multi-family residential loans:
Construction and land development loans	319,420	7.9	266,805	6.8
Owner occupied loans	556,536	13.8	586,325	15.0
Nonowner occupied loans	545,444	13.5	520,901	13.3
Multifamily loans	259,408	6.5	195,604	5.0
Total commercial real estate and multi-family residential loans	1,680,808	41.7	1,569,635	40.1

Agri-business and agricultural loans:
Loans secured by farmland	176,024	4.4	177,503	4.6
Loans for agricultural production	153,943	3.8	193,010	4.9
Total agri-business and agricultural loans	329,967	8.2	370,513	9.5

Other commercial loans	100,100	2.5	95,657	2.4
Total commercial loans	3,543,205	88.0	3,441,184	87.9

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	187,404	4.6	185,822	4.7
Open end and junior lien loans	191,597	4.8	187,030	4.8
Residential construction and land development loans	11,774	0.3	16,226	0.4
Total consumer 1-4 family mortgage loans	390,775	9.7	389,078	9.9

Other consumer loans	90,631	2.3	86,064	2.2
Total consumer loans	481,406	12.0	475,142	12.1
Subtotal	4,024,611	100.0%	3,916,326	100.0%
Less: Allowance for loan losses	(50,628)		(48,453)
Net deferred loan fees	(1,390)		(1,581)
Loans, net	$3,972,593		$3,866,292

The recorded investment in loans does not include accrued interest.

The Company had $1.5 million in residential real estate loans in the process of foreclosure as of September 30, 2019, compared to $586,000 as of December 31, 2018.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended September 30, 2019 and 2018:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2019
Beginning balance, July 1	$25,024	$15,492	$3,906	$355	$2,153	$289	$3,345	$50,564
Provision for loan losses	943	474	(4)	28	(93)	67	(415)	1,000
Loans charged-off	(1,123)	0	0	0	(23)	(75)	0	(1,221)
Recoveries	133	44	2	0	83	23	0	285
Net loans charged-off	(990)	44	2	0	60	(52)	0	(936)
Ending balance	$24,977	$16,010	$3,904	$383	$2,120	$304	$2,930	$50,628

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2018
Beginning balance, July 1	$22,524	$14,954	$4,585	$464	$1,953	$266	$2,960	$47,706
Provision for loan losses	952	140	(506)	(23)	321	62	154	1,100
Loans charged-off	(474)	0	0	0	(24)	(83)	0	(581)
Recoveries	69	7	5	0	6	31	0	118
Net loans charged-off	(405)	7	5	0	(18)	(52)	0	(463)
Ending balance	$23,071	$15,101	$4,084	$441	$2,256	$276	$3,114	$48,343

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine-month periods ended September 30, 2019 and 2018:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Nine Months Ended September 30, 2019
Beginning balance, January 1	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453
Provision for loan losses	3,260	461	(407)	15	(172)	192	(364)	2,985
Loans charged-off	(1,223)	0	0	0	(110)	(256)	0	(1,589)
Recoveries	422	156	6	0	110	85	0	779
Net loans charged-off	(801)	156	6	0	0	(171)	0	(810)
Ending balance	$24,977	$16,010	$3,904	$383	$2,120	$304	$2,930	$50,628

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Nine Months Ended September 30, 2018
Beginning balance, January 1	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121
Provision for loan losses	6,246	855	(850)	(136)	(541)	78	448	6,100
Loans charged-off	(4,891)	(491)	0	0	(31)	(273)	0	(5,686)
Recoveries	619	23	14	0	60	92	0	808
Net loans charged-off	(4,272)	(468)	14	0	29	(181)	0	(4,878)
Ending balance	$23,071	$15,101	$4,084	$441	$2,256	$276	$3,114	$48,343

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
September 30, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,231	$702	$90	$0	$405	$0	$0	$10,428
Collectively evaluated for impairment	15,746	15,308	3,814	383	1,715	304	2,930	40,200
Total ending allowance balance	$24,977	$16,010	$3,904	$383	$2,120	$304	$2,930	$50,628

Loans:
Loans individually evaluated for impairment	$20,123	$4,919	$430	$0	$2,608	$0	$0	$28,080
Loans collectively evaluated for impairment	1,412,274	1,673,467	329,642	99,969	389,415	90,374	0	3,995,141
Total ending loans balance	$1,432,397	$1,678,386	$330,072	$99,969	$392,023	$90,374	$0	$4,023,221

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,552	$921	$73	$0	$457	$26	$0	$10,029
Collectively evaluated for impairment	13,966	14,472	4,232	368	1,835	257	3,294	38,424
Total ending allowance balance	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453

Loans:
Loans individually evaluated for impairment	$19,734	$4,266	$433	$0	$2,240	$44	$0	$26,717
Loans collectively evaluated for impairment	1,385,604	1,562,899	370,174	95,520	388,053	85,778	0	3,888,028
Total ending loans balance	$1,405,338	$1,567,165	$370,607	$95,520	$390,293	$85,822	$0	$3,914,745

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2019:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$251	$250	$0
Non-working capital loans	4,189	2,110	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,424	3,244	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	290	209	0
Open end and junior lien loans	137	137	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,208	6,208	3,056
Non-working capital loans	11,547	11,555	6,175
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,675	1,675	702
Agri-business and agricultural loans:
Loans secured by farmland	147	147	90
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,618	1,622	352
Open end and junior lien loans	641	640	53
Total	$30,730	$28,080	$10,428

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$3,284	$1,889	$0
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,773	1,527	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	583	502	0
Open end and junior lien loans	220	220	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	9,691	6,694	2,602
Non-working capital loans	11,099	11,151	5,950
Commercial real estate and multi-family residential loans:
Construction and land development loans	291	291	142
Owner occupied loans	2,938	2,448	779
Agri-business and agricultural loans:
Loans secured by farmland	150	150	73
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,517	1,518	457
Other consumer loans	45	44	26
Total	$32,194	$26,717	$10,029

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended September 30, 2019:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$165	$2	$2
Non-working capital loans	1,394	1	1
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,266	7	7
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	211	0	0
Open end and junior lien loans	137	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,313	0	0
Non-working capital loans	12,088	96	96
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,676	8	8
Agri-business and agricultural loans:
Loans secured by farmland	147	0	0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,625	10	9
Open end and junior lien loans	433	0	0
Total	$27,738	$124	$123

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
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,374	14	13
Other consumer loans	46	1	0
Total	$20,270	$108	$85

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2019:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$203	$7	$8
Non-working capital loans	1,292	39	29
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,112	28	28
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	251	2	3
Open end and junior lien loans	141	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,375	143	81
Non-working capital loans	11,536	355	326
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,840	37	31
Agri-business and agricultural loans:
Loans secured by farmland	147	3	1
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,634	35	34
Open end and junior lien loans	145	0	0
Other consumer loans	24	2	1
Total	$25,983	$651	$542

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2018:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$992	$26	$23
Non-working capital loans	1,831	50	48
Commercial real estate and multi-family residential loans:
Construction and land development loans	77	4	4
Owner occupied loans	2,443	25	25
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	526	7	7
Open end and junior lien loans	194	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,878	10	9
Non-working capital loans	4,371	42	25
Commercial real estate and multi-family residential loans:
Construction and land development loans	506	22	26
Owner occupied loans	1,473	1	1
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,112	29	27
Open end and junior lien loans	51	0	0
Other consumer loans	48	2	2
Total	$16,785	$218	$197

The following table presents the aging of the recorded investment in past due loans as of September 30, 2019 by class of loans:

		30‑89	Greater than		Total Past
	Loans Not	Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$724,404	$0	$0	$6,309	$6,309	$730,713
Non-working capital loans	695,127	42	0	6,515	6,557	701,684
Commercial real estate and multi-family residential loans:
Construction and land development loans	318,369	0	0	0	0	318,369
Owner occupied loans	552,276	0	0	3,952	3,952	556,228
Nonowner occupied loans	544,778	0	0	0	0	544,778
Multifamily loans	259,011	0	0	0	0	259,011
Agri-business and agricultural loans:
Loans secured by farmland	175,604	6	0	430	436	176,040
Loans for agricultural production	154,017	15	0	0	15	154,032
Other commercial loans	99,969	0	0	0	0	99,969
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	185,219	850	307	675	1,832	187,051
Open end and junior lien loans	192,365	101	0	777	878	193,243
Residential construction loans	11,677	52	0	0	52	11,729
Other consumer loans	90,236	138	0	0	138	90,374
Total	$4,003,052	$1,204	$307	$18,658	$20,169	$4,023,221

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans:

			Greater than
		30‑89	90 Days Past		Total Past
	Loans Not	Days	Due and Still		Due and
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$684,191	$4,328	$0	$2,245	$6,573	$690,764
Non-working capital loans	709,629	3,368	0	1,577	4,945	714,574
Commercial real estate and multi-family residential loans:
Construction and land development loans	265,544	0	0	0	0	265,544
Owner occupied loans	583,214	486	0	2,269	2,755	585,969
Nonowner occupied loans	520,431	57	0	0	57	520,488
Multi-family loans	195,164	0	0	0	0	195,164
Agri-business and agricultural loans:
Loans secured by farmland	177,080	150	0	283	433	177,513
Loans for agricultural production	193,094	0	0	0	0	193,094
Other commercial loans	95,520	0	0	0	0	95,520
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	183,420	1,370	0	671	2,041	185,461
Open end and junior lien loans	188,320	98	0	220	318	188,638
Residential construction loans	16,194	0	0	0	0	16,194
Other consumer loans	85,654	168	0	0	168	85,822
Total	$3,897,455	$10,025	$0	$7,265	$17,290	$3,914,745

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.7 million and $3.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2019 and December 31, 2018, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	September 30	December 31
(dollars in thousands)	2019	2018
Accruing troubled debt restructured loans	$5,975	$8,016
Nonaccrual troubled debt restructured loans	3,422	4,384
Total troubled debt restructured loans	$9,397	$12,400

During the three months ended September 30, 2019, no loans were modified as troubled debt restructurings.

During the nine months ending September 30, 2019, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the nine months ended September 30, 2019:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	35	35	1	0
Total	1	$35	$35	1	0

For the three month and nine month periods ending September 30, 2019, the troubled debt restructurings described above did not impact the allowance for loan losses and no charge-offs were recorded.

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the nine months ended September 30, 2018:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	600	600	1	0
Non-working capital loans	4	2,244	2,244	4	0-6
Commercial real estate and multi-family residential loans:
Construction and land development loans	1	824	824	1	12
Owner occupied loans	1	387	387	1	12
Consumer 1‑4 family loans:
Closed end first mortgage loans	1	198	197	1	239
Total	8	$4,253	$4,252	8	0‑239

For the three-month period ended September 30, 2018, the troubled debt restructuring described above did not impact the allowance for loan losses and no charge-off was recorded. For the nine-month period ending September 30, 2018, the commercial real estate and multi-family residential troubled debt restructurings described above decreased the allowance for loan losses by $196,000, and resulted in charge-offs of $1.6 million. All other troubled debt restructurings described above had no impact to the allowance and no charge-offs were recorded for the nine month period ending September 30, 2018.

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

As of September 30, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$635,786	$56,133	$38,538	$0	$256	$730,713
Non-working capital loans	655,100	19,066	22,364	0	5,154	701,684
Commercial real estate and multi-family residential loans:
Construction and land development loans	318,369	0	0	0	0	318,369
Owner occupied loans	516,448	16,162	23,618	0	0	556,228
Nonowner occupied loans	542,717	1,456	605	0	0	544,778
Multifamily loans	259,011	0	0	0	0	259,011
Agri-business and agricultural loans:
Loans secured by farmland	163,731	11,055	1,254	0	0	176,040
Loans for agricultural production	143,123	10,909	0	0	0	154,032
Other commercial loans	99,969	0	0	0	0	99,969
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	49,839	0	1,830	0	135,382	187,051
Open end and junior lien loans	11,067	0	777	0	181,399	193,243
Residential construction loans	0	0	0	0	11,729	11,729
Other consumer loans	16,036	0	0	0	74,338	90,374
Total	$3,411,196	$114,781	$88,986	$0	$408,258	$4,023,221

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$618,612	$43,240	$28,563	$0	$349	$690,764
Non-working capital loans	664,787	15,992	27,548	0	6,247	714,574
Commercial real estate and multi-family residential loans:
Construction and land development loans	264,900	353	291	0	0	265,544
Owner occupied loans	541,734	21,864	22,371	0	0	585,969
Nonowner occupied loans	517,356	2,491	641	0	0	520,488
Multifamily loans	194,948	216	0	0	0	195,164
Agri-business and agricultural loans:
Loans secured by farmland	166,623	9,107	1,783	0	0	177,513
Loans for agricultural production	183,189	8,155	1,750	0	0	193,094
Other commercial loans	95,516	0	0	0	4	95,520
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	54,879	0	2,021	0	128,561	185,461
Open end and junior lien loans	8,810	0	220	0	179,608	188,638
Residential construction loans	0	0	0	0	16,194	16,194
Other consumer loans	12,700	0	44	0	73,078	85,822
Total	$3,324,054	$101,418	$85,232	$0	$404,041	$3,914,745

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

Mortgage servicing rights:  As of September 30, 2019, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $4.7 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 3.94%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At September 30, 2019, the constant prepayment speed (“PSA”) used was 65 and discount rate used was 9.4%. At December 31, 2018, the PSA used was 81 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$1,007	$0	$0	$1,007
U.S. government sponsored agency securities	0	2,308	0	2,308
Mortgage-backed securities: residential	0	296,232	0	296,232
Mortgage-backed securities: commercial	0	37,669	0	37,669
State and municipal securities	0	275,864	150	276,014
Total Securities	1,007	612,073	150	613,230
Mortgage banking derivative	0	393	0	393
Interest rate swap derivative	0	8,992	0	8,992
Total assets	$1,007	$621,458	$150	$622,615

Liabilities
Mortgage banking derivative	0	10	0	10
Interest rate swap derivative	0	9,802	0	9,802
Total liabilities	$0	$9,812	$0	$9,812

	December 31, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$987	$0	$0	$987
U.S. government sponsored agency securities	0	4,350	0	4,350
Mortgage-backed securities: residential	0	325,412	0	325,412
Mortgage-backed securities: commercial	0	38,141	0	38,141
State and municipal securities	0	216,509	150	216,659
Total Securities	987	584,412	150	585,549
Mortgage banking derivative	0	95	0	95
Interest rate swap derivative	0	3,869	0	3,869
Total assets	$987	$588,376	$150	$589,513

Liabilities
Mortgage banking derivative	0	23	0	23
Interest rate swap derivative	0	4,025	0	4,025
Total liabilities	$0	$4,048	$0	$4,048

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2019 and there were no transfers between Level 1 and Level 2 during 2018.

The fair value of Level 3 available for sale securities was immaterial to warrant additional recurring fair value disclosure.

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$3,152	$3,152
Non-working capital loans	0	0	5,103	5,103
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	973	973
Agri-business and agricultural loans:
Loans secured by farmland	0	0	57	57
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	457	457
Open end and junior lien loans	0	0	587	587
Total impaired loans	$0	$0	$10,329	$10,329
Other real estate owned	0	0	0	0
Total assets	$0	$0	$10,329	$10,329

	December 31, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$4,092	$4,092
Non-working capital loans	0	0	4,967	4,967
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	148	148
Owner occupied loans	0	0	1,669	1,669
Agri-business and agricultural loans:
Loans secured by farmland	0	0	77	77
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	553	553
Total impaired loans	$0	$0	$11,506	$11,506
Other real estate owned	0	0	316	316
Total assets	$0	$0	$11,822	$11,822

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2019:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$8,255	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	53%	1%	-	100%
Impaired loans:
Commercial real estate	973	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	42%	30%	-	100%
Impaired loans:
Agri-business and agricultural	57	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	61%
Impaired loans:
Consumer 1‑4 family mortgage	1,044	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	13%	5%	-	100%

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2018:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$9,059	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	48%	4%	-	100%
Impaired loans:
Commercial real estate	1,817	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	34%	6%	-	53%
Impaired loans:
Agri-business and agricultural	77	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	49%
Impaired loans:
Consumer 1‑4 family mortgage	553	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	23%	0%	-	64%
Other real estate owned	316	Collateral based measurements	Discount to reflect current market conditions	0%

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $20.4 million, with a valuation allowance of $10.1 million at September 30, 2019. The change in the fair value of impaired loans resulted in increases in the provision for loan losses of $600,000 and $500,000, respectively, over the nine months and three months ended September 30, 2019, respectively. At September 30, 2018, impaired loans had a gross carrying amount of $15.0 million, with a valuation allowance of $5.5 million. The change in the fair value of impaired loans resulted in a net increase in the provision for loan losses of $8.3 million and $3.8 million, respectively, in the nine months and three months ended September 30, 2018, respectively, primarily due to a partial charge-off on one commercial lending relationship in the amount of $4.6 million, during the first quarter of 2018.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	September 30, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$136,575	$133,799	$2,776	$0	$136,575
Securities available-for-sale	613,230	1,007	612,073	150	613,230
Real estate mortgages held-for-sale	7,424	0	7,506	0	7,506
Loans, net	3,972,593	0	0	3,933,560	3,933,560
Federal Reserve and Federal Home Loan Bank stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,823	8	3,373	12,442	15,823
Financial Liabilities:
Certificates of deposit	(1,383,366)	0	(1,394,467)	0	(1,394,467)
All other deposits	(2,900,024)	(2,900,024)	0	0	(2,900,024)
Subordinated debentures	(30,928)	0	0	(31,158)	(31,158)
Standby letters of credit	(926)	0	0	(926)	(926)
Accrued interest payable	(12,071)	(92)	(11,975)	(4)	(12,071)

	December 31, 2018
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$216,922	$214,452	$2,470	$0	$216,922
Securities available-for-sale	585,549	987	584,412	150	585,549
Real estate mortgages held-for-sale	2,293	0	2,314	0	2,314
Loans, net	3,866,292	0	0	3,786,175	3,786,175
Federal Reserve and Federal Home Loan Bank stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,518	3	3,569	11,946	15,518
Financial Liabilities:
Certificates of deposit	(1,419,754)	0	(1,424,553)	0	(1,424,553)
All other deposits	(2,624,311)	(2,624,311)	0	0	(2,624,311)
Securities sold under agreements to repurchase	(75,555)	0	(75,555)	0	(75,555)
Federal Home Loan Bank advances	(170,000)	0	(169,996)	0	(169,996)
Subordinated debentures	(30,928)	0	0	(31,195)	(31,195)
Standby letters of credit	(978)	0	0	(978)	(978)
Accrued interest payable	(10,404)	(110)	(10,289)	(5)	(10,404)

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

There were no securities sold under agreements to repurchase at September 30, 2019. Securities sold under agreements to repurchase of $75.6 million, which matured on demand, were secured by mortgage-backed securities with a carrying amount of $100.7 million at December 31, 2018. Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(dollars in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$0	$0	$0	$0	$0	$0	$0	$0
Interest cost	22	23	8	9	66	70	27	26
Expected return on plan assets	(34)	(35)	(13)	(15)	(103)	(104)	(41)	(46)
Recognized net actuarial (gain) loss	33	49	18	18	99	145	55	55
Net pension expense (benefit)	$21	$37	$13	$12	$62	$111	$41	$35

The Company previously disclosed in its financial statements for the year ended December 31, 2018 that it expected to contribute $0 to its pension plan and $0 to its Supplemental Executive Retirement Plan ("SERP") in 2019. The Company has contributed $27,000 to its pension plan and $0 to its SERP as of September 30, 2019. The contribution to the pension plan was made in order to keep the plan fully funded, based upon the final actuarial calculation. The Company does not expect to make any additional contributions to its pension plan or SERP during the remainder of 2019. As a result of freezing the plan effective April 1, 2000, there is no service cost to record on the pension plan or the SERP for the nine-month periods ending September 30, 2019 and 2018. All other components of cost noted in the table above were recorded in other expense under noninterest expenses on the Consolidated Statements of Income for all periods presented.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at September 30, 2019 and December 31, 2018.

	September 30, 2019
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Net
Assets
Interest Rate Swap Derivatives	$8,992	$0	$8,992	$0	$0	$8,992
Total Assets	$8,992	$0	$8,992	$0	$0	$8,992
Liabilities
Interest Rate Swap Derivatives	$9,802	$0	$9,802	$0	$(10,260)	$(458)
Repurchase Agreements	0	0	0	0	0	0
Total Liabilities	$9,802	$0	$9,802	$0	$(10,260)	$(458)

	December 31, 2018
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Net
Assets
Interest Rate Swap Derivatives	$3,869	$0	$3,869	$0	$(760)	$3,109
Total Assets	$3,869	$0	$3,869	$0	$(760)	$3,109
Liabilities
Interest Rate Swap Derivatives	$4,025	$0	$4,025	$0	$(560)	$3,465
Repurchase Agreements	75,555	0	75,555	(75,555)	0	0
Total Liabilities	$79,580	$0	$79,580	$(75,555)	$(560)	$3,465

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding for basic earnings per common share	25,622,338	25,301,033	25,576,740	25,284,085
Dilutive effect of stock options, awards and warrants	174,358	444,118	168,289	435,608
Weighted average shares outstanding for diluted earnings per common share	25,796,696	25,745,151	25,745,029	25,719,693

Basic earnings per common share	$0.84	$0.81	$2.54	$2.33
Diluted earnings per common share	$0.83	$0.80	$2.52	$2.30

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) net of tax for the three months ended September 30, 2019 and 2018:

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at July 1, 2019	$10,818	$(1,318)	$9,500
Other comprehensive income before reclassification	3,935	0	3,935
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	38	32
Net current period other comprehensive income	3,929	38	3,967
Balance at September 30, 2019	$14,747	$(1,280)	$13,467

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at July 1, 2018	$(8,041)	$(1,669)	$(9,710)
Other comprehensive income before reclassification	(3,616)	0	(3,616)
Amounts reclassified from accumulated other comprehensive income (loss)	0	50	50
Net current period other comprehensive income	(3,616)	50	(3,566)
Balance at September 30, 2018	$(11,657)	$(1,619)	$(13,276)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) net of tax for the nine months ended September 30, 2019 and 2018:

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at January 1, 2019	$(4,796)	$(1,395)	$(6,191)
Other comprehensive income before reclassification	19,636	0	19,636
Amounts reclassified from accumulated other comprehensive income (loss)	(94)	116	22
Net current period other comprehensive income	19,542	116	19,658
Balance at September 30, 2019	$14,746	$(1,279)	$13,467

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at January 1, 2018	$784	$(1,454)	$(670)
Other comprehensive income before reclassification	(12,519)	0	(12,519)
Amounts reclassified from accumulated other comprehensive income (loss)	6	148	154
Net current period other comprehensive income	(12,513)	148	(12,365)
Adoption of ASU 2018‑02	140	(313)	(173)
Adoption of ASU 2016‑01	(68)	0	(68)
Balance at September 30, 2018	$(11,657)	$(1,619)	$(13,276)

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2019 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$6	Net securities gains (losses)
Tax effect	0	Income tax expense
Subtotal	6	Net of tax
Amortization of defined benefit pension items	(51)	Other expense
Tax effect	13	Income tax expense
Subtotal	(38)	Net of tax
Total reclassifications for the period	$(32)	Net income

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2018 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$0	Net securities gains (losses)
Tax effect	0	Income tax expense
Subtotal	0	Net of tax
Amortization of defined benefit pension items	(67)	Other expense
Tax effect	17	Income tax expense
Subtotal	(50)	Net of tax
Total reclassifications for the period	$(50)	Net income

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2019 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$94	Net securities gains (losses)
Tax effect	0	Income tax expense
Subtotal	94	Net of tax
Amortization of defined benefit pension items	(154)	Other expense
Tax effect	38	Income tax expense
Subtotal	(116)	Net of tax
Total reclassifications for the period	$(22)	Net income

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2018 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$(6)	Net securities gains (losses)
Tax effect	0	Income tax expense
Subtotal	(6)	Net of tax
Amortization of defined benefit pension items	(200)	Other expense
Tax effect	52	Income tax expense
Subtotal	(148)	Net of tax
Total reclassifications for the period	$(154)	Net income

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The following is a maturity analysis of the operating lease liabilities as of September 30, 2019:

Operating lease
Years ending December 31, (in thousands)	Obligation
2019	$136
2020	561
2021	581
2022	595
2023	606
2024 - 2029	3,495
Total undiscounted lease payments	5,974
Less imputed interest	(773)
Lease liability	$5,201

Right-of-use asset	$5,201

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Lease cost
Operating lease cost	$128	$372
Short-term lease cost	6	18
Total lease cost	$134	$390

Other information
Operating cash outflows from operating leases	$372
Weighted-average remaining lease term - operating leases	10.1 years
Weighted average discount rate - operating leases	2.8%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in the first nine months of 2019 was $64.8 million, up 9.8% from $59.0 million for the comparable period of 2018. Diluted income per common share was $2.52 in the first nine months of 2019, up 9.6% from $2.30 in the comparable period of 2018. Annualized return on average total equity was 15.68% in the first nine months of 2019 versus 16.42% in the comparable period of 2018. Average equity increased at a faster pace than net income in 2019 due to an increase in the fair value adjustment for investment securities, net of tax, which increases equity but does not affect net income. Annualized return on average total assets was 1.76% in the first nine months of 2019 versus 1.67% in the comparable period of 2018. The average equity to average assets ratio was 11.22% in the first nine months of 2019 versus 10.16% in the comparable period of 2018.

Net income in the third quarter of 2019 was $21.5 million, up 4.3% from $20.6 million for the comparable period of 2018. Diluted income per common share was $0.83 in the third quarter of 2019, up 3.8% from $0.80 in the comparable period of 2018. Return on average total equity was 14.78% in the third quarter of 2019 versus 16.55% in the comparable period of 2018. Return on average total assets was 1.72% in the third quarters of 2019 and 2018. The average equity to average assets ratio was 11.65% in the third quarter of 2019 versus 10.38% in the comparable period of 2018.

Total assets were $4.948 billion as of September 30, 2019 versus $4.875 billion as of December 31, 2018, an increase of $72.9 million, or 1.5%. This increase was primarily due to a $106.3 million increase in net loans as well as a $27.7 million increase in securities available-for-sale and an increase in bank owned life insurance of $6.0 million, offset by a $80.3 million decrease in cash and cash equivalents. Balance sheet growth was primarily funded through growth in net income during 2019. Total deposits increased by $239.3 million while total borrowings decreased by $245.6 million. Securities sold under agreements to repurchase declined by $75.6 million to zero at September 30, 2019. Total equity increased by $62.7 million as a result of net income of $64.8 million as well as an increase in accumulated other comprehensive income of $19.7 million offset by dividends declared of $0.86 per share totaling $22.0 million.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and nine months ended September 30, 2019 and 2018 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Income Statement Summary:
Net interest income	$39,545	$37,925	$116,165	$111,681
Provision for loan losses	1,000	1,100	2,985	6,100
Noninterest income	10,765	10,624	33,878	30,225
Noninterest expense	22,737	22,200	67,302	63,705
Other Data:
Efficiency ratio (1)	45.19%	45.51%	44.86%	44.81%
Dilutive EPS	$0.83	$0.80	$2.52	$2.30
Tangible capital ratio (2)	11.74%	10.41%	11.74%	10.41%
Net charge-offs/(recoveries) to average loans	0.09%	0.05%	0.03%	0.17%
Net interest margin	3.38%	3.42%	3.40%	3.40%
Noninterest income to total revenue	21.40%	21.88%	22.58%	21.30%

(1)	Noninterest expense/Net interest income plus Noninterest income.
(2)	Non-GAAP financial measure. The Company believes that providing non-GAAP financial measures provides investors with information useful to understanding the company’s financial performance. Additionally, these non-GAAP measures are used by management for planning and forecasting purposes, including measures based on “tangible common equity” which is “total equity” excluding intangible assets, net of deferred tax, and “tangible assets” which is “total assets” excluding intangible assets, net of deferred tax.

See reconciliation below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Total Equity	$584,436	$498,541	$584,436	$498,541
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,191	1,180	1,191	1,180
Tangible Common Equity	580,657	494,751	580,657	494,751

Total Assets	$4,948,155	$4,757,619	$4,948,155	$4,757,619
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,191	1,180	1,191	1,180
Tangible Assets	4,944,376	4,753,829	4,944,376	4,753,829

Tangible Common Equity/Tangible Assets	11.74%	10.41%	11.74%	10.41%

Net Income

Net income was $64.8 million in the first nine months of 2019, an increase of $5.8 million, or 9.8%, versus net income of $59.0 million in the first nine months of 2018. The growth in net income of $5.8 million for the first nine months of 2019 as compared to the prior year period resulted primarily from growth in net interest income of $4.5 million, growth in noninterest income of $3.7 million and a decrease in provision expenses of $3.1 million. These increases were offset by an increase in noninterest expense of $3.6 million and an increase in income tax expense of $1.9 million.

Net income was $21.5 million in the third quarter of 2019, an increase of $884,000, or 4.3%, versus net income of $20.6 million in the third quarter of 2018. The increase was driven by growth in net interest income of $1.6 million, an increase in noninterest income of $141,000 and a decrease in provision expense of $100,000. These increases were offset by increased noninterest expense of $537,000 and an increase in income tax expense of $440,000.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Nine Months Ended September 30,
	2019			2018
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,940,812	$149,094	5.06%	$3,799,844	$132,360	4.66%
Tax exempt (1)	24,585	897	4.88	23,309	783	4.49
Investments: (1)
Available for sale	601,098	13,501	3.00	558,784	12,729	3.05
Short-term investments	6,751	114	2.26	4,042	34	1.12
Interest bearing deposits	52,574	843	2.14	54,514	653	1.60
Total earning assets	$4,625,820	$164,449	4.75%	$4,440,493	$146,559	4.41%
Less: Allowance for loan losses	(49,829)			(47,276)
Nonearning Assets
Cash and due from banks	137,700			140,698
Premises and equipment	58,910			56,615
Other nonearning assets	155,795			141,239
Total assets	$4,928,396			$4,731,769

Interest Bearing Liabilities
Savings deposits	$241,322	$205	0.11%	$260,387	$255	0.13%
Interest bearing checking accounts	1,636,757	20,242	1.65	1,475,695	12,442	1.13
Time deposits:
In denominations under $100,000	276,283	3,914	1.89	263,384	2,849	1.45
In denominations over $100,000	1,142,633	19,770	2.31	1,229,302	15,942	1.73
Miscellaneous short-term borrowings	80,843	1,295	2.14	120,231	861	0.96
Long-term borrowings and subordinated debentures	30,928	1,307	5.65	30,930	1,212	5.24
Total interest bearing liabilities	$3,408,766	$46,733	1.83%	$3,379,929	$33,561	1.33%
Noninterest Bearing Liabilities
Demand deposits	923,253			841,797
Other liabilities	43,411			29,147
Stockholders’ Equity	552,966			480,896
Total liabilities and stockholders’ equity	$4,928,396			$4,731,769

Interest Margin Recap
Interest income/average earning assets		164,449	4.75		146,559	4.41
Interest expense/average earning assets		46,733	1.35		33,561	1.01
Net interest income and margin		$117,716	3.40%		$112,998	3.40%

(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.5 million and $1.3 in the nine-month periods ended September 30, 2019 and 2018, respectively.
(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2019 and 2018, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended September 30,
	2019			2018
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,991,572	$50,139	4.98%	$3,814,831	$46,127	4.80%
Tax exempt (1)	24,201	292	4.78	22,764	257	4.48
Investments: (1)
Available for sale	614,784	4,509	2.91	569,567	4,263	2.97
Short-term investments	3,478	16	1.83	3,480	14	1.60
Interest bearing deposits	64,902	352	2.15	40,807	185	1.80
Total earning assets	$4,698,937	$55,308	4.67%	$4,451,449	$50,846	4.53%
Less: Allowance for loan losses	(50,732)			(48,137)
Nonearning Assets
Cash and due from banks	77,921			144,605
Premises and equipment	59,268			57,545
Other nonearning assets	156,109			143,491
Total assets	$4,941,503			$4,748,953

Interest Bearing Liabilities
Savings deposits	$235,957	$62	0.10%	$253,244	$79	0.12%
Interest bearing checking accounts	1,667,690	6,712	1.60	1,407,460	4,455	1.26
Time deposits:
In denominations under $100,000	278,598	1,383	1.97	270,480	1,055	1.55
In denominations over $100,000	1,124,393	6,535	2.31	1,235,951	5,884	1.89
Miscellaneous short-term borrowings	18,870	113	2.38	165,520	555	1.33
Long-term borrowings and subordinated debentures	30,928	419	5.37	30,928	426	5.46
Total interest bearing liabilities	$3,356,436	$15,224	1.80%	$3,363,583	$12,454	1.47%
Noninterest Bearing Liabilities
Demand deposits	961,070			858,263
Other liabilities	48,132			33,962
Stockholders’ Equity	575,865			493,145
Total liabilities and stockholders’ equity	$4,941,503			$4,748,953

Interest Margin Recap
Interest income/average earning assets		55,308	4.67		50,846	4.53
Interest expense/average earning assets		15,224	1.29		12,454	1.11
Net interest income and margin		$40,084	3.38%		$38,392	3.42%

(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $539,000 and $467,000 in the three-month periods ended September 30, 2019 and 2018, respectively.
(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2019 and 2018, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $4.5 million, or 4.0%, for the nine months ended September 30, 2019 compared with the first nine months of 2018. The increased level of net interest income during the first nine months of 2019 was largely driven by an increase in average earning assets of $185.3 million, due primarily to loan growth of $142.2 million and growth in investment securities of $42.3 million. Average loans outstanding increased $142.2 million to $3.965 billion during the nine months ended September 30, 2019 compared to $3.823 billion during the same period of 2018, with most of the growth being in commercial loans. The earning asset growth was funded through an increase in deposits. Average deposits increased $149.7 million to $4.220 billion during the nine months ended September 30, 2019 compared to $4.071 billion for the same period of 2018. During this same period average core deposits increased $200.2 million and average brokered deposits decreased $50.5 million. We define "core deposits" as total deposits (including all deposits by municipalities and other government agencies), excluding only brokered deposits. Average borrowings decreased by $39.4 million to $111.8 million in the nine months ended September 30, 2019, compared to $151.2 million during the same period of 2018.

The tax equivalent net interest margin was 3.40% for the first nine months of 2019 and 2018. The yield on earning assets totaled 4.75% during the nine months ended September 30, 2019 compared to 4.41% in the same period of 2018. Cost of funds (expressed as a percentage of average earning assets) totaled 1.35% during the first nine months of 2019 compared to 1.01% in the same period of 2018.

Average earning assets increased by $247.5 million for the three months ended September 30, 2019 compared with the same period of 2018. Average loans outstanding increased $178.2 million during the three months ended September 30, 2019 compared with the same period of 2018, with most of the growth being in commercial loans. In addition, investment securities increased by $45.2 million. The earning asset growth was funded through deposit growth offset by a decrease in borrowings. Average interest bearing deposits increased by $139.5 million, average noninterest bearing demand deposits increased by $102.8 million and average borrowings decreased by $146.7 million.

The tax equivalent net interest margin was 3.38% for the third quarter of 2019 compared to 3.42% during the third quarter of 2018. The decline in net interest margin during the third quarter of 2019 as compared to the prior year period resulted from increased costs of deposits that were not fully absorbed by increases in earning assets. The yield on earning assets totaled 4.67% during the third quarter of 2019 compared to 4.53% in the same period of 2018, while the cost of funds (expressed as a percentage of average earning assets) totaled 1.29% during the third quarter of 2019 compared to 1.11% in the same period of 2018.

Provision for Loan Losses

The Company recorded a provision for loan loss expense of $3.0 million and $1.0 million, respectively, in the nine-month and three-month periods ended September 30, 2019, compared to a provision of $6.1 million and $1.1 million, respectively, during the comparable periods of 2018. The primary factors impacting management’s decision to record a lower the provision in the first nine months of 2019 were lower net charge-offs during the first nine months of 2019 versus the comparable period of 2018. Net charge-offs were $810,000 and $936,000, respectively, in the nine-month and three month periods ended September 30, 2019, compared to $4.9 million and $463,000 respectively, during the comparable periods of 2018. Additional factors considered by management included the continued stability in key loan quality metrics, including appropriate reserve coverage of nonperforming loans and stable economic conditions in the Company’s markets, and changes in the allocation for specific watch list credits. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the nine month and three-month periods ended September 30, 2019 and 2018 are shown in the following tables:

	Nine Months Ended
	September 30,
			Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Wealth advisory fees	$5,002	$4,676	$326	7.0%
Investment brokerage fees	1,300	1,043	257	24.6
Service charges on deposit accounts	12,791	11,542	1,249	10.8
Loan and service fees	7,403	6,925	478	6.9
Merchant card fee income	1,982	1,834	148	8.1
Bank owned life insurance	1,246	1,177	69	5.9
Mortgage banking income	1,256	998	258	25.9
Net securities gains (losses)	94	(6)	100	NA
Other income	2,804	2,036	768	37.7
Total noninterest income	$33,878	$30,225	$3,653	12.1%
Noninterest income to total revenue	22.58%	21.30%

	Three Months Ended
	September 30,
			Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Wealth advisory fees	$1,736	$1,627	$109	6.7%
Investment brokerage fees	386	376	10	2.7
Service charges on deposit accounts	3,654	4,114	(460)	(11.2)
Loan and service fees	2,518	2,327	191	8.2
Merchant card fee income	690	643	47	7.3
Bank owned life insurance	515	466	49	10.5
Mortgage banking income	636	319	317	99.4
Net securities gains (losses)	6	0	6	NA
Other income	624	752	(128)	(17.0)
Total noninterest income	$10,765	$10,624	$141	1.3%
Noninterest income to total revenue	21.40%	21.88%

The Company’s noninterest income increased $3.7 million, or 12.1%, to $33.9 million for the nine months ended September 30, 2019, compared to $30.2 million for the prior period. Noninterest income was positively impacted by a $1.2 million increase over the prior year period in fee income for service charges on deposit accounts. In addition, due to continued growth in client relationships, loan and service fees increased $478,000, wealth advisory fees increased by $326,000, mortgage banking income increased by $258,000 and investment brokerage fees increased $257,000. Other income increased primarily due to a gain related to proceeds from bank owned life insurance.

The Company’s noninterest income increased $141,000, or 1.3%, to $10.8 million for the third quarter of 2019, compared to $10.6 million for the third quarter of 2018. Mortgage banking income increased $317,000, driven by mortgage refinance volumes. Loan and service fees increased $191,000 and wealth advisory fees increased $109,000. Offsetting the increases was a decrease of $460,000 in service charges on deposit accounts driven by lower treasury management fees due to the discontinuance of a treasury management relationship in July, 2019. Third quarter service charges on deposits included approximately $789,000 of fees from the previously disclosed discontinued treasury management relationship as June fees were collected in July, 2019.

Noninterest Expense

Noninterest expense categories for the nine month and three-month periods ended September 30, 2019 and 2018 are shown in the following tables:

	Nine Months Ended
	September 30,
			Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Salaries and employee benefits	$37,231	$36,267	$964	2.7%
Net occupancy expense	4,000	3,892	108	2.8
Equipment costs	4,143	3,840	303	7.9
Data processing fees and supplies	7,619	7,292	327	4.5
Corporate and business development	3,376	3,070	306	10.0
FDIC insurance and other regulatory fees	566	1,282	(716)	(55.9)
Professional fees	3,487	2,716	771	28.4
Other expense	6,880	5,346	1,534	28.7
Total noninterest expense	$67,302	$63,705	$3,597	5.6%

The Company’s noninterest expense increased by $3.6 million, or 5.6%, to $67.3 million in the first nine months of 2019 compared to $63.7 million in the prior year period. The increase was driven by salaries and employee benefits, which increased by 2.7%, or $964,000, primarily due to staffing increases in revenue producing areas and normal merit increases. Other expense increased by $1.5 million or 28.7% to $6.9 million from $5.3 million in the nine month period ended September 30, 2019. Professional fees increased $771,000 driven by higher legal fees and costs related to CECL implementation. Data processing fees increased $327,000 as a result of the Company’s continued investment in technology driven solutions. Offsetting these increases was a decrease in FDIC insurance and regulatory fees driven by credits received against the Banks’s FDIC deposit insurance assessment. In the third quarter of 2019, the FDIC announced that due to the reserve ratio exceeding 1.38%, banks with consolidated assets of under $10 billion would be receiving credits against their deposit insurance assessments. The Company anticipates receiving a total of $1.1 million in credits which will be fully utilized in the first quarter of 2020.

	Three Months Ended
	September 30,
			Dollar	Percent
(dollars in thousands)	2019	2018	Change	Change
Salaries and employee benefits	$12,837	$12,755	$82	0.6%
Net occupancy expense	1,351	1,229	122	9.9
Equipment costs	1,385	1,316	69	5.2
Data processing fees and supplies	2,620	2,489	131	5.3
Corporate and business development	999	891	108	12.1
FDIC insurance and other regulatory fees	(249)	412	(661)	(160.4)
Professional fees	1,479	934	545	58.4
Other expense	2,315	2,174	141	6.5
Total noninterest expense	$22,737	$22,200	$537	2.4%

The Company’s noninterest expense increased $537,000, or 2.4%, to $22.7 million in the third quarter of 2019, compared to $22.2 million in the third quarter of 2018. Professional fees increased $545,000 driven by higher legal fees and costs related to CECL implementation. Data processing fees increased $131,000 as a result of the Company’s continued investment in technology driven solutions. Net occupancy expense increased $122,000 due to higher depreciation and rent expense related to new branch locations as well as remodeling and improvements made to existing branches and other offices. Offsetting these increases was a $661,000 decrease in FDIC insurance and other regulatory fees driven by the credits received against the Bank’s FDIC assessment.

The Company’s income tax expense increased $1.9 million and $440,000, respectively, in the nine-month and three-month periods ended September 30, 2019, compared to the same periods in 2018. The effective tax rate was 18.7% and 19.3%, respectively, in the nine-month and three-month periods ended September 30, 2019, compared to 18.1% and 18.5% for the comparable periods of 2018. The year to date effective tax rate for 2019 increased as compared to the prior year period primarily due to a reduced benefit related to employee long-term incentive stock awards.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.948 billion as of September 30, 2019, an increase of $72.9 million, or 1.5%, when compared to $4.875 billion as of December 31, 2018. Overall asset growth was primarily driven by a $106.3 million, or 2.8%, increase in net loans to $3.973 billion at September 30, 2019 from $3.866 billion December 31, 2018 and an increase of $27.7 million or 4.7% in securities available for sale to $613.2 million at September 30, 2019 from $585.5 billion at December 31, 2018. Offsetting these increases was a $80.3 million, or 37.0%, decrease in cash and cash equivalents. Total deposits increased $239.3 million while total borrowings decreased by $245.6 million. The increase is deposits was primarily driven by growth in core deposits of $287.5 million offset by a decrease in wholesale funding of $48.2 million. Core deposits were $4.167 billion as of September 30, 2019, an increase of $287.5 million, or 7.4%, when compared to $3.879 billion as of December 31, 2018. Additionally, commercial deposits increased by $231.9 million, or 21.6%, to $1.307 billion at September 30, 2019 compared to $1.075 billion at December 31, 2018.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents decreased by $80.3 million, or 37% to $136.6 million at September 30, 2019, from $216.9 million at December 31, 2018. Cash and cash equivalents at December 31, 2018 reflect larger items in the process of clearing such as public funds checks outstanding for matured certificates of deposit which were distributed in the form of checks. Short-term investments include cash on deposit that earn interest such as excess liquidity maintained at the Federal Reserve Bank. Cash and cash equivalents balances will vary depending on the cyclical nature of the bank’s liquidity position.

Investment Portfolio

The amortized cost and the fair value of securities as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$995	$1,007	$994	$987
U.S. government sponsored agencies	2,303	2,308	4,435	4,350
Mortgage-backed securities: residential	291,427	296,232	329,516	325,412
Mortgage-backed securities: commercial	37,335	37,669	38,712	38,141
State and municipal securities	262,504	276,014	217,964	216,659
Total	$594,564	$613,230	$591,621	$585,549

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the investment portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for other-than-temporary impairment.

Purchases of securities available for sale totaled $91.7 million in the first nine months of 2019. The purchases consisted primarily of state and municipal securities and purchases of mortgage-backed securities issued by government sponsored entities. Paydowns from prepayments and scheduled payments of $37.0 million were received in the first nine months of 2019, and the amortization of premiums, net of the accretion of discounts, was $2.9 million. Sales of securities totaled $38.5 million in the first nine months of 2019. Maturities and calls of securities totaled $14.0 million in the first nine months of 2019, as well as increased prepayment assumptions. The increase in the amortization of premiums, net of the accretion of discounts was primarily driven by the adoption of ASU 2017-08 on January 1, 2019, as well as the increase in prepayments that have resulted from decreased interest rates. No other-than-temporary impairment was recognized in the first nine months of 2019.

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

The investment portfolio is managed by a third-party firm to provide for an appropriate balance between liquidity, credit risk, interest rate risk management and investment return and to limit the Company’s exposure to credit risk in the investment securities portfolio to an acceptable level. The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds under what is commonly referred to as the “Volcker Rule” of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans Held-for-Sale

Real estate mortgage loans held-for-sale increased by $5.1 million, or 223.8%, to $7.4 million at September 30, 2019, from $2.3 million at December 31, 2018. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells all of the qualifying mortgage loans it originates on the secondary market. Proceeds from sales totaled $39.0 million in the first nine months of 2019 compared to $39.4 million in the first nine months of 2018.

Loan Portfolio

The loan portfolio by portfolio segment as of September 30, 2019 and December 31, 2018 is summarized as follows:

					Current
	September 30,		December 31,		Period
(dollars in thousands)	2019		2018		Change
Commercial and industrial loans	$1,432,330	35.6%	$1,405,379	35.9%	$26,951
Commercial real estate and multi-family residential loans	1,680,808	41.7	1,569,635	40.1	111,173
Agri-business and agricultural loans	329,967	8.2	370,513	9.5	(40,546)
Other commercial loans	100,100	2.5	95,657	2.4	4,443
Consumer 1‑4 family mortgage loans	390,775	9.7	389,078	9.9	1,697
Other consumer loans	90,631	2.3	86,064	2.2	4,567
Subtotal, gross loans	4,024,611	100.0%	3,916,326	100.0%	108,285
Less: Allowance for loan losses	(50,628)		(48,453)		(2,175)
Net deferred loan fees	(1,390)		(1,581)		191
Loans, net	$3,972,593		$3,866,292		$106,301

Total loans, excluding real estate mortgage loans held for sale and deferred fees, increased by $108.3 million to $4.025 billion at September 30, 2019 from $3.916 billion at December 31, 2018. The increase was concentrated in the commercial real estate and commercial and industrial categories and reflects the Company’s long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas. The increase was partially offset by loan repayments in agri-business and agricultural loans which have declined since year-end due to seasonal loan repayments as well as declines in volume due to the impact of the flattened yield curve and clients opting for long-term fixed rate financing from other financial services firms.

The following table summarizes the Company’s non-performing assets as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual loans including nonaccrual troubled debt restructured loans	$18,657	$7,260
Loans past due over 90 days and still accruing	306	0
Total nonperforming loans	$18,963	$7,260
Other real estate owned	316	316
Repossessions	7	0
Total nonperforming assets	$19,286	$7,576

Impaired loans including troubled debt restructurings	$28,070	$26,661

Nonperforming loans to total loans	0.47%	0.19%
Nonperforming assets to total assets	0.39%	0.16%

Performing troubled debt restructured loans	$5,975	$8,016
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	3,422	4,384
Total troubled debt restructured loans	$9,397	$12,400

Total nonperforming assets increased by $11.7 million, or 154.6%, to $19.3 million during the nine-month period ended September 30, 2019. The increase in nonperforming assets was primarily due to four commercial relationships being placed in nonaccrual status.

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

Total impaired loans increased by $1.4 million, or 5.3%, to $28.1 million at September 30, 2019 from $26.7 million at December 31, 2018. The increase in the impaired loans category was primarily due to the increase in nonaccrual loans.

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

At September 30, 2019, the allowance for loan losses was 1.26% of total loans outstanding, versus 1.24% of total loans outstanding at December 31, 2018. At September 30, 2019, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of September 30, 2019, on the basis of management’s review of the loan portfolio, the Company had 94 credits totaling $202.9 million on the classified loan list versus 91 credits totaling $186.6 million on December 31, 2018. The increased in classified loans for the first nine months of 2019 resulted primarily from three commercial borrowers. As of September 30, 2019, the Company had $114.8 million of assets classified as Special Mention, $89.0 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $101.4 million, $85.2 million, $0 and $0, respectively, at December 31, 2018.

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

The allowance for loan losses increased 4.5%, or $2.2 million, from $48.5 million at December 31, 2018 to $50.6 million at September 30, 2019. Pooled loan allocations increased from $35.1 million at December 31, 2018 to $37.3 million at September 30, 2019, which was primarily due to management’s view of current credit quality, the current economic environment and loan growth. Impaired loan allocations were $10.4 million at September 30, 2019 and $10.0 million at December 31, 2018. The unallocated component of the allowance for loan losses was $2.9 million at September 30, 2019 and $3.3 million at December 31, 2018. While general trends in the overall economy and credit quality were stable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions. The unallocated component of the allowance for loan losses incorporates the Company’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends and trends in the composition of the Company’s large commercial loan portfolio and related large dollar exposures to individual borrowers.

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

Loan growth for the first nine months of 2019 has been moderate and economic conditions in the Company’s markets have been stable. While there has been an increase of $11.7 million in nonperforming assets since year-end, management does not believe that the increase is reflective of any broader concerns and watch list loans are stable at $203.8 million compared to $186.6 million at December 31, 2018, which represents 5.04% of total loans at September 30, 2019 compared to 4.77% at December 31, 2018. The increase in watch list loans since year end was primarily impacted by an increase of $15.8 million in non-impaired watch list loans as well as an increase of $1.4 million in impaired watch list loans. While the growth is not robust, commercial real estate activity and manufacturing growth is occurring. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative position in loan work-out situations. The Company believes that historical industry-specific issues in the Company’s markets have are stable and continue to be somewhat mitigated by its overall expansion strategy.

Sources of Funds

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the nine months ended September 30, 2019 and 2018 are summarized in the following table:

	Nine months ended September 30,
	2019		2018
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$923,253	0.00%	$841,797	0.00%
Savings and transaction accounts:
Savings deposits	241,322	0.11	260,387	0.13
Interest bearing demand deposits	1,636,757	1.65	1,475,695	1.13
Time deposits:
Deposits of $100,000 or more	1,142,633	2.31	1,229,302	1.73
Other time deposits	276,283	1.89	263,384	1.45
Total deposits	$4,220,248	1.40%	$4,070,565	1.03%
FHLB advances and other borrowings	111,771	3.11	151,161	1.83
Total funding sources	$4,332,019	1.44%	$4,221,726	1.06%

Deposits and Borrowings

As of September 30, 2019, total deposits increased by $239.3 million, or 5.9%, from December 31, 2018. Core deposits increased by $287.5 million to $4.167 billion as of September 30, 2019 from $3.879 billion as of December 31, 2018. Total brokered deposits were $116.7 million at September 30, 2019 compared to $164.9 million at December 31, 2018 reflecting a $48.2 million decrease during the first nine months of 2019.

Since December 31, 2018, the change in core deposits was comprised of increases in commercial deposits of $231.9 million and in public funds deposits of $65.9 million, which were offset by a decrease in retail deposits of $10.3 million. Total public funds deposits, including public funds transaction accounts, were $1.281 billion at September 30, 2019 and $1.216 billion at December 31, 2018.

The following table summarizes deposit composition at September 30, 2019 and December 31, 2018:

			Current
	September 30,	December 31,	Period
(dollars in thousands)	2019	2018	Change
Retail	$1,577,880	$1,588,225	$(10,345)
Commercial	1,307,361	1,075,419	231,942
Public funds	1,281,451	1,215,533	65,918
Core deposits	$4,166,692	$3,879,177	$287,515
Brokered deposits	116,698	164,888	(48,190)
Total deposits	$4,283,390	$4,044,065	$239,325

Total borrowings decreased by $245.6 million, or 88.8%, from December 31, 2018. The decrease consisted of $170.0 million in Federal home Loan Bank advances due to repayments, as well as $75.6 million in securities sold under agreements to repurchase. The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily used for loan and investment securities growth.

Capital

As of September 30, 2019, total stockholders’ equity was $584.3 million, an increase of $62.7 million, or 12.0%, from $521.6 million at December 31, 2018. In addition to net income of $64.8 million, other increases in equity during the first nine months of 2019 included a $19.7 million change in accumulated other comprehensive income component of equity, which was primarily driven by a net increase in the fair value of available-for-sale securities and $3.6 million in stock based compensation expense. Offsetting the increases to stockholders’ equity were decreases due to dividends declared and paid in the amount of $22.0 million and $2.1 million in stock activity under equity compensation plans. As of September 30, 2019 the Company has not made any share repurchases under the share repurchase program approved by the Company’s board of directors on January 8, 2019.

The impact on equity by other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of September 30, 2019, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The actual capital amounts and ratios of the Company and the Bank as of September 30, 2019 and December 31, 2018, are presented in the table below:

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$646,626	14.78%	$349,958	8.00%	$459,320	N/A	N/A	N/A
Bank	$625,805	14.34%	$349,234	8.00%	$458,369	10.50%	$436,558	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$595,909	13.62%	$262,469	6.00%	$371,831	N/A	N/A	N/A
Bank	$575,087	13.17%	$261,925	6.00%	$371,061	8.50%	$349,234	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$565,909	12.94%	$196,851	4.50%	$306,213	N/A	N/A	N/A
Bank	$575,087	13.17%	$196,444	4.50%	$305,580	7.00%	$283,753	6.50%
Tier I Capital (to Average Assets)
Consolidated	$595,909	12.07%	$197,479	4.00%	$197,479	N/A	N/A	N/A
Bank	$575,087	11.73%	$196,134	4.00%	$196,134	4.00%	$245,168	5.00%

As of December 31, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$601,379	14.20%	$338,690	8.00%	$418,070	N/A	N/A	N/A
Bank	$583,206	13.80%	$338,098	8.00%	$417,340	9.875%	$422,623	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$552,836	13.06%	$254,017	6.00%	$333,398	N/A	N/A	N/A
Bank	$534,664	12.65%	$253,574	6.00%	$332,815	7.875%	$338,098	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$522,836	12.35%	$190,513	4.50%	$269,893	N/A	N/A	N/A
Bank	$534,664	12.65%	$190,180	4.50%	$269,422	6.375%	$274,705	6.50%
Tier I Capital (to Average Assets)
Consolidated	$552,836	11.44%	$193,305	4.00%	$193,305	N/A	N/A	N/A
Bank	$534,664	11.06%	$193,312	4.00%	$193,312	4.00%	$241,639	5.00%

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. A number of factors, many of which are beyond the Company to control or predict, could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These factors include, but are not limited to, the following:

●	the effects of future economic, trade, business and market conditions and changes, both domestic and foreign, including the effects of federal trade policies;
●	governmental monetary and fiscal policies;
●	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
●	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
●	changes in borrowers’ credit risks and payment behaviors;
●	changes in the availability and cost of credit and capital in the financial markets;
●	the effects of disruption and volatility in capital markets on the value of our investment portfolio;
●	cyber-security risks and or cyber-security damage that could result from attacks on the Company’s or third party service providers networks or data of the Company;
●	changes in the prices, values and sales volumes of residential and commercial real estate;
●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
●	the effects of the transition from the London Interbank Offered Rate (LIBOR) to other, alternative reference rates;
●	changes in technology or products that may be more difficult or costly, or less effective than anticipated;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;
●	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible loan losses, our analysis of our capital position and other estimates;
●	changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
●	changes in accounting policies, rules and practices; and
●	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions.

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

Interest rate scenarios for the base, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at September 30, 2019. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

		Falling	Falling	Falling	Rising	Rising	Rising	Rising	Rising
		(100 Basis	(50 Basis	(25 Basis	(25 Basis	(50 Basis	(100 Basis	(200 Basis	(300 Basis
(dollars in thousands)	Base	Points)	Points)	Points)	Points)	Points)	Points)	Points)	Points)
Net interest income	$160,465	$149,468	$155,266	$157,959	$162,609	$164,700	$168,806	$176,517	$183,878
Variance from Base		$(10,997)	$(5,199)	$(2,506)	$2,144	$4,235	$8,341	$16,052	$23,413
Percent of change from Base		(6.85)%	(3.24)%	(1.56)%	1.34%	2.64%	5.20%	10.00%	14.59%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2019, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

The following table provides information as of September 30, 2019 with respect to shares of common stock repurchased by the Company during the quarter then ended:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
July 1-31	3,497	$46.48	0	$30,000,000
August 1-31	1,203	43.98	0	30,000,000
September 1-30	0	0	0	30,000,000
Total	4,700	$45.84	0	$30,000,000

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2019 and September 30, 2018; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2019 and September 30, 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months and nine months ended September 30, 2019 and September 30, 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: November 1, 2019	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: November 1, 2019	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: November 1, 2019	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)