Form 10-K
period 2019-12-31
LAKELAND FINANCIAL CORP
filed 2020-02-24
CIK 721994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

Commission file number 0-11487

LAKELAND FINANCIAL CORPORATION

Indiana	35-1559596
(State of incorporation)	(I.R.S. Employer Identification No.)

202 East Center Street, P.O. Box 1387, Warsaw, Indiana  46581-1387

(Address of principal executive offices)

Telephone:  (574) 267-6144

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	LKFN	The Nasdaq Stock Market, LLC
(Title of class)	(Trading symbol)	(Name of each exchange on which registered)

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer* [ ]	Smaller reporting company	☐	Emerging growth company	☐

*Do not check if a smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐  No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,128,651,235.

Number of shares of common stock outstanding at February 18, 2020: 25,701,115

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 14, 2020 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION

Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

The Company

Lakeland Financial Corporation (“Lakeland Financial”), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly-owned subsidiary Lake City Bank (the “Bank” and together with Lakeland Financial, the “Company”), a broad array of products and services throughout its Northern and Central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a wide variety of industries including, among others, commercial real estate, manufacturing, agriculture, construction, retail, wholesale, finance and insurance, accommodation and food services and health care. The Company’s customer base is similarly diverse. The Company is not dependent upon any single industry or customer. At December 31, 2019, Lakeland Financial had consolidated total assets of $4.9 billion and was the sixth largest independent bank holding company headquartered in the State of Indiana.

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

Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2019, the Bank had 50 offices in fifteen counties throughout northern and central Indiana. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s activities cover all traditional facets of commercial banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, and wealth advisory, trust and brokerage services.

We operate branch offices in four geographical markets concentrated in northern Indiana and we have six full service offices in central Indiana in the Indianapolis market. We have divided our northern Indiana markets into three distinct regions, the North Region, the South Region and the East Region. Our most mature market, the South Region, includes Kosciusko County and several contiguous counties. Warsaw is this region's primary city. The Bank entered the North Region in 1990, which includes portions of Elkhart and St. Joseph counties. This region includes the cities of Elkhart, Goshen and South Bend. The North Region represents our oldest and most established markets, where we’ve had nearly 30 years of business activity. We entered the East Region in 1999, which includes Allen and DeKalb counties. Fort Wayne represents the primary city in this market. We have experienced rapid commercial loan growth in this market over the past 20 years. We entered the Indianapolis market in 2006 with the opening of a loan production office in Hamilton County. We then opened a full service retail and commercial branch in late 2011. The Bank currently operates six branches in the Indianapolis footprint.

The Bank’s business strategy is focused on building long-term relationships with its customers based on top quality service, high ethical standards and safe and sound lending. The Bank operates as a community-based financial services organization augmented by experienced, centralized support in select critical areas. The Bank’s local market orientation is reflected in its regional management, which divides the Bank’s market area into five distinct geographic regions, each headed by a retail and commercial regional manager. This arrangement allows decision making to be as close to the customer as possible and enhances responsiveness to local banking needs. Despite this local-market, community-based focus, the Bank offers many of the products and services available at much larger regional and national competitors. While our strategy encompasses all phases of traditional community banking, including consumer lending and wealth advisory and trust services, we focus on building expansive commercial relationships and developing retail and commercial deposit gathering strategies through relationship-based client services. Substantially all of the Bank’s assets and income are located in and derived from the United States.

At December 31, 2019, the Company had 568 full-time equivalent employees. The Company is not a party to any collective bargaining agreements, and employee relations are considered good.

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

Expansion Strategy. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 50 offices in fifteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to $4.9 billion, a compound annual growth rate of 11%. Mergers and acquisitions have not played a role in this growth as the Company’s expansion strategy has been driven by organic growth. The Company has opened six de novo branches in the past five years and plans to continue expansion in the Indianapolis market.

Over the past twenty years, the Company has primarily targeted growth in the larger cities located in Northern Indiana and the Indianapolis market in Central Indiana. The Company believes these areas offer above average growth potential with attractive demographics and potential for commercial lending and deposit gathering opportunities. The Company considers expanding into a market when the Company believes that market would be receptive to its strategic plan to deliver broad-based financial services with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management and staff with a similar philosophy in order to provide a basis for success.

Competition. The financial services industry is highly competitive. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. Our competitors include national, regional and community banks, thrifts, credit unions, farm credit services, finance companies, personal loan companies, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers, mutual fund companies and e-commerce and other Fintech or nonbanking companies offering financial services. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:

●	the effects of future economic, business and market conditions and changes, both domestic and foreign;
●	governmental monetary and fiscal policies;
●	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
●	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;

●	the phase out of LIBOR by the end of 2021 and establishing a new reference rate
●	changes in borrowers’ credit risks and payment behaviors;
●	changes in the availability and cost of credit and capital in the financial markets;
●	the effects of disruption and volatility in capital markets on the value of our investment portfolio;
●	cyber-security risks and or cyber-security damage that could result from attacks on the Company’s or third-party service providers networks or data of the Company;
●	changes in the prices, values and sales volumes of residential and commercial real estate;
●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
●	changes in technology or products that may be more difficult or costly, or less effective than anticipated;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;
●	the risk of trade policy and tariffs could impact loan demand from the manufacturing sector
●	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible loan losses, our analysis of our capital position and other estimates;
●	changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
●	the effects of the Tax Cuts and Jobs Act, including any effects on the housing market, and on the demand for home equity loans and other loan products that we offer;
●	changes in accounting policies, rules and practices;
●	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and
●	the risks noted in the Risk Factors discussed under Item 1A of Part 1 of this Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Internet Website

The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge in the Investor Relations section on this site, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and other statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of

1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. All such documents filed with the SEC are also available for free on the SEC’s website (www.sec.gov). The Company’s Articles of Incorporation, Bylaws, Code of Conduct and the charters of its various committees of the Company’s board of directors are also available on the website.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to the Company’s assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with the Company’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.

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

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3 billion) and certain qualifying banking organizations that may elect a simplified framework (which we have not done.) Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.

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

The Basel III Rule requires minimum capital ratios, as follows:

●	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital; 8.5% for Tier 1 Capital; and 10.5% for Total Capital.

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

Under the capital regulations of the Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

●	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
●	A ratio of Total Capital to total risk-weighted assets of 10% or more; and
●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2019: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company is also in compliance with the capital conservation buffer.

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

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. We may elect the CBLR framework at any time but have not currently determined to do so.

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

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Role of Capital” section.

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

Capital Requirements. As a bank holding company, we are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “The Role of Capital” section.

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

Regulation and Supervision of the Bank

General. The Bank is an Indiana-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. The Bank is also a member of the Federal Reserve System (a “member bank”). As an Indiana-chartered FDIC-insured member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the Deposit Insurance Fund.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.40% as of June 30, 2019 exceeding the statutory required minimum reserve ratio of 1.35% and exceeding the 1.38% threshold for the first time. The FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The share of the aggregate small bank credits allocated to each insured institution is proportional to its credit base, defined as the average of its regular assessment base during the credit calculation period. The FDIC is currently applying the credits for quarterly assessment periods beginning July 1, 2019, and, as long as the reserve ratio is at least 1.35%, the FDIC will remit the full nominal value of any remaining credits in a lump-sum payment.

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2019, the Bank paid supervisory assessments to the DFI totaling approximately $285,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Role of Capital” section.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank’s net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years. Moreover, the payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2019. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” section.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. The key risk themes identified for 2020 are: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks; (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong; (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins; and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all business lines and geographic locations.

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

Based on the Bank’s loan portfolio as of December 31, 2019, it did not exceed the 300% guidance for commercial real estate loans or the 100% guideline for construction and land development loans.

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

Our success depends upon the business activity, population, employment rates, income levels, deposits and real estate activity in our markets in northern and central Indiana. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, diminish the ability of our customers to repay their loans to us, decrease the value of any collateral securing our loans and generally adversely affect our financial condition and results of operations. While economic conditions in our markets have generally improved since the nationwide recession in 2008 and 2009, there can be no guarantee that they will continue to do so, or that they will be as strong as national economic conditions. The impact on tariffs could result in a manufacturing slowdown for certain business sectors, which could negatively impact our loan demand. Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

At December 31, 2019, our allowance for loan losses as a percentage of total loans was 1.25% and as a percentage of total nonperforming loans was 271%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans, we cannot predict loan losses with certainty and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $1.427 billion, or approximately 35.1% of our total loan portfolio, as of December 31, 2019. Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. For example, increased input costs as a result of escalating tariffs could adversely affect commercial and industrial loans. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Whenever practical, we require a personal guarantee on commercial and industrial loans. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could adversely affect our business, results of operations and growth prospects.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were $1.673 billion, or approximately 41.1% of our total loan portfolio as of December 31, 2019. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Our agri-business loans, which totaled $379.5 million, or approximately 9.3% of our total loan portfolio as of December 31, 2019, are subject to risks outside of our or the borrower’s control. These risk, specific to the agricultural industry, include decreases in livestock and crop prices, increases in labor and seed prices, increase in stockpiles of agricultural commodities, the strength of the U.S. dollar, the potential impact of tariffs on commodities and the nature of weather conditions. To the extent these or other factors affect the performance or financial condition of our agri-business borrowers, our results of operations and financial performance could suffer.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2019, consumer loans totaled $98.6 million, or 2.4% of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

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

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest-bearing assets, which may cause our profits to decrease. Conversely, when interest rates fall our interest-bearing assets reprice more quickly than our interest-bearing liabilities, given our asset-sensitive balance sheet, which may cause our net interest income to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, i.e. when short-term interest rates increase more than corresponding changes in long-term interest rates or when long-term interest rates decrease more than corresponding changes in short-term interest rates.

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

The Federal Reserve Bank has lowered the target fed funds rate range to 1.50%-1.75%, and short-term interest rates have remained at historically low levels for a prolonged period. If rates remain low and long-term interest rates do not rise as quickly as short-term rates, we could experience net interest margin compression. This would have a material adverse effect on our net interest income and our results of operations.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial, negative effect on our liquidity. Our primary sources of funds consist of deposits, cash from operations and investment maturities and sales. Additional liquidity is provided by brokered deposits, Certificate of Deposit Account Registry Service (“CDARS”) deposits, American Financial Exchange overnight borrowings, Promontory Interfinancial Network’s insured cash sweep program, as well as our ability to borrow from federal funds lines at correspondent banks, the Federal Reserve and the Federal Home Loan Bank (the “FHLB”). Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with the largest banks for retail deposits due to the higher liquidity requirements these banks are now subject to may impact our ability to raise funds through deposits and could have a negative effect on our liquidity.

During the last recession, the financial services industry and the credit markets generally were materially and adversely affected by significant declines in asset values and historically depressed levels of liquidity. The liquidity issues were also particularly acute for regional and community banks, as many of the larger financial institutions curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Any action or steps to change coverages or eliminate Indiana’s Public Deposit Insurance Fund could require us to find alternative, higher-cost funding sources to replace public fund deposits or to provide for collateralization of these deposits.

Approximately 27% of our deposits are concentrated in public funds from a small number of municipalities and government agencies located in the Bank’s geographic footprint. A shift in funding away from public fund deposits would likely increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, are higher-cost, less favorable deposits. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank’s liquidity and could materially impact our ability to grow and remain profitable.

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

To the extent that we grow through acquisitions and branch openings, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching but may also involve additional risks, including:

●	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
●	exposure to potential asset quality issues of the acquired bank or related business;
●	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and
●	the possible loss of key employees and customers of the banks and businesses we acquire.

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services business in our market is highly competitive. Our competitors include large national, regional and local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, farm credit services and other Fintech and nonbank financial service providers. Many of these competitors are not subject to the same regulatory restrictions as we are and are able to provide customers with a feasible alternative to traditional banking services.

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

Management has identified two accounting policies as being “critical” to the presentation of the Company’s financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to:  (1) the allowance for loan losses and (2) determining the fair value and possible other than temporary impairment of investment securities available-for-sale. Because of the inherent uncertainty of these estimates, no assurance can be given that the application of alternative policies or methods might not result in the reporting of different amounts of the fair value of securities available-for-sale, or the allowance for loan losses and, accordingly, net income.

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

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. Declining federal funds rate lowers short-term rates and the interest earned from floating rate loans. The bank may not be able to lower deposit rates fast enough to offset the effect of declining short-term rates on loan interest income.

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

The Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We face significant capital and other regulatory requirements as a financial institution, which were heightened with the implementation of the Basel III rule and the phase-in of capital conservation buffer requirement. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We may be materially and adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation, supervision and examination. A more detailed description of the primary federal and state banking laws and regulations that affect us is contained in the section of this Annual Report on Form 10-K captioned “Supervision and Regulation.” Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

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

In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rules. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $3 billion).

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

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s core provider, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company’s systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer-facing web sites and social engineering attacks that could influence an employee of the Company to click on a link that downloads malware or ransomware to the Company’s system. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. In addition, it is possible that we may not be able to detect security breaches on a timely basis, or at all, which could increase the costs and risks associated with any such breach.

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

The Bank also holds certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust through LCB Investments II, Inc., which is incorporated in Indiana. Qualification as a real estate investment trust involves application of specific provisions of the Internal Revenue Code relating to various asset tests. If LCB Funding, Inc. fails to meet any of the required provisions for real estate investment trusts, it could no longer qualify as a real estate investment trust and the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years.

We may be adversely impacted by the discontinuance of LIBOR as a short-term interest rate utilized for loans and other financing agreements.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks. This includes identifying outstanding USD-LIBOR-based loans without ARRC recommended fallback language, internal training and education, and working with our core provider to ensure proper integration once the alternative reference is implemented. Management is also monitoring ARRC publications for best practices.

We may experience volatility in the balance of the allowance for credit losses and related provision expense due to the adoption of the current expected credit losses (“CECL”) methodology.

The CECL methodology requires increased use of judgments and dependence on forward-looking information and forecasts which may prove to be incorrect.

The Company will adopt the CECL methodology for accounting for credit losses on loans and debt securities on January 1, 2020. The CECL model differs substantially from the incurred loss model currently used in that it is forward looking, requiring measurement to occur when a financial asset is first added to the balance sheet and periodically thereafter. The measurements will require increased use of management judgments as well as forward-looking information and forecasts. Although every effort is made to ensure that the judgments are correct and the forecasts accurate, the future is uncertain, and there can be no guarantee that the judgments and forecasts will prove to be correct.

We may be adversely affected by a world-wide pandemic.

The coronavirus outbreak may have an adverse impact on certain of the Company’s customers directly or indirectly engaged in international trade and travel.

Certain of the Company’s customers are engaged in international trade, travel and tourism. Their businesses may be adversely affected by quarantines and travel restrictions in countries most affected by the coronavirus. In addition, entire industries such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries.

We may be adversely affected by the 2020 election.

Uncertainty around the 2020 elected may result in reduced economic activity as business and individuals wait to see who will control Congress and the White House. In addition, if enacted, certain proposals of the various presidential candidates may have an adverse impact on the Company through increased taxation and regulation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved SEC staff comments.

ITEM 2. PROPERTIES

The Company is headquartered in the main office building of the Bank at 202 E. Center Street, Warsaw, Indiana 46580. The Company operates in 55 locations, 49 of which are owned by the Bank and six of which are leased from third parties.

None of the Company’s real property assets are the subject of any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which Lakeland Financial or the Bank is a party or to which any of their property is subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The quarterly high and low closing prices for the Company’s common stock and the cash dividends declared and paid on that common stock are set forth in the table below.

	2019			2018
			Cash			Cash
	High*	Low*	Dividend	High*	Low*	Dividend
Fourth quarter	$49.90	$42.48	$0.300	$47.41	$37.79	$0.260
Third quarter	$47.10	$41.41	$0.300	$51.25	$46.35	$0.260
Second quarter	$49.04	$43.95	$0.300	$51.15	$45.15	$0.260
First quarter	$48.68	$40.75	$0.260	$51.76	$45.01	$0.220

The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol “LKFN” on August 14, 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol “LKFN.” On February 18, 2020, the Company had approximately 341 stockholders of record.

The Company paid dividends on its common stock as set forth in the table above. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Supervision and Regulation – Dividend Payments” for additional information.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2019 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)   the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)   the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)   other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
	Number of securities to be	Weighted-average	for future issuance
	issued upon exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans
Equity compensation plans approved by security holders(1)	0	$0.00	684,926

Equity compensation plans not approved by security holders	0	0.00	0
Total	0	$0.00	684,926

(1)  Lakeland Financial Corporation 2017 Equity Incentive Plan was adopted on April 12, 2017 by the board of directors.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total return of the Company, the Nasdaq Market Index, and the SNL U.S. Bank Nasdaq Index.

Lakeland Financial Corporation

Total Return Performance
Lakeland Financial Corporation
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
Index Value
250
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Lakeland Financial Corporation	100.00	109.66	171.03	178.40	150.97	188.68
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ Index	100.00	107.95	149.68	157.58	132.82	166.75

The above returns assume that $100 invested on December 31, 2014 and that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

On January 8, 2019, the Company’s board of directors approved a share repurchase program, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company’s common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program expired on December 31, 2019, and it was reauthorized by the Company’s board of directors on January 14, 2020 through January 31, 2021, with an aggregate purchase price cap of $30 million. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. None of the purchases reflected in the table below were purchases under the share repurchase program.

On February 8, 2019 the Company issued 224,066 shares of common stock to the holder of a warrant the Company originally issued to the Treasury in February 2009. The aggregate exercise price was approximately $4.2 million, which was paid pursuant to the cashless exercise of the warrant. The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs(1)

10/01/19 - 10/31/19	0	$0.00	0	$0.00
11/01/19 - 11/30/19	1,125	47.38	0	0.00
12/01/19 - 12/31/19	0	0.00	0	0.00

Total	1,125	$47.38	0	$0.00

(1)	Does not reflect $30 million shares that were authorized for purchase after the periods reflected in this table.

The shares purchased during the quarter were held as treasury stock and credited to the deferred share accounts of nine non-employee directors under the Company’s directors’ deferred compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of the year-end for each of the five years in the five-year period ended December 31, 2019 has been derived from the Company’s Consolidated Financial Statements and the results of operations for each such period. This financial data should be read in conjunction with the Consolidated Financial Statements included in this Annual Report of Form 10-K.

(in thousands except share and per share data)	2019	2018	2017	2016	2015
Ending period balances
Assets	$4,946,745	$4,875,254	$4,682,976	$4,290,025	$3,766,286
Deposits	4,133,819	4,044,065	4,008,655	3,577,912	3,183,421
Loans, net of deferred fees	4,065,828	3,914,745	3,818,459	3,470,927	3,080,929
Allowance for loan losses	50,652	48,453	47,121	43,718	43,610
Total equity	598,100	521,704	468,667	427,067	392,901
Average balances
Total assets	$4,941,904	$4,758,392	$4,443,106	$4,039,719	$3,597,190
Earning assets	4,656,707	4,461,366	4,183,112	3,799,963	3,384,178
Investments - available-for-sale	603,580	562,385	530,275	493,656	476,153
Loans, net of deferred fees	3,974,532	3,843,912	3,610,908	3,225,635	2,885,568
Total deposits	4,242,524	4,093,894	3,757,209	3,477,816	3,088,598
Interest bearing deposits	3,298,406	3,235,867	2,967,902	2,753,466	2,478,674
Interest bearing liabilities	3,390,512	3,382,507	3,178,439	2,872,691	2,589,915
Total equity	562,601	487,062	450,796	416,034	378,106
Income statement data
Net interest income	$155,047	$151,271	$135,892	$118,481	$105,927
Net interest income-fully tax equivalent	157,176	153,088	139,015	120,719	107,902
Provision for loan loss	3,235	6,400	3,000	1,150	0
Non-interest income	44,997	40,302	36,040	32,864	31,479
Non-interest expense	89,424	86,229	79,298	72,978	68,206
Net income	87,047	80,411	57,330	52,084	46,367
Per share data *
Basic net income per common share	$3.40	$3.18	$2.28	$2.08	$1.86
Diluted net income per common share	3.38	3.13	2.23	2.05	1.84
Cash dividends declared per common share	1.16	1.00	0.85	0.73	0.63
Dividend payout	34.32%	31.95%	38.12%	35.61%	34.36%
Book value per common share	23.34	20.62	18.60	17.01	15.74
Basic weighted average common shares outstanding	25,588,404	25,288,533	25,181,208	25,056,095	24,926,354
Diluted weighted average common shares outstanding	25,758,893	25,727,831	25,663,381	25,460,727	25,245,569
Key ratios
Return on average assets	1.76%	1.69%	1.29%	1.29%	1.29%
Return on average total equity	15.47%	16.51%	12.72%	12.52%	12.26%
Average Equity to average assets	11.38%	10.24%	10.15%	10.30%	10.51%
Net interest margin	3.38%	3.43%	3.33%	3.18%	3.19%
Efficiency	44.70%	45.01%	46.11%	48.22%	49.64%
Asset Quality
Net charge offs to average loans	0.03%	0.13%	(0.01)%	0.03%	0.09%
Loan loss reserve to total loans	1.25%	1.24%	1.23%	1.26%	1.42%
Loan loss reserve to nonperforming loans	270.58%	667.40%	500.91%	653.31%	334.04%
Nonperforming assets to total loans	0.47%	0.19%	0.25%	0.20%	0.43%
Other Data
Full-time equivalent employees	568	553	539	524	518
Offices	50	49	49	48	47

*    Share and per share data has been adjusted for a 3-for-2 stock split on July 25, 2016 in the form of a stock dividend on August 5, 2016.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in 2019 was $87.0 million, up 8.3% from $80.4 million in 2018 and up 51.8% from $57.3 million in 2017. Diluted net income per common share was $3.38 in 2019, $3.13 in 2018 and $2.23 in 2017. Return on average total assets was 1.76% in 2019 versus 1.69% in 2018 and 1.29% in 2017. Return on average total equity was 15.47% in 2019 versus 16.51% in 2018 and 12.72% in 2017. The dividend payout ratio, with respect to diluted earnings per share, was 34.32% in 2019, 31.95% in 2018 and 38.12% in 2017. The average equity to average assets ratio was 11.38% in 2019 compared to 10.24% in 2018 and 10.15% in 2017.

Net income in 2019 was positively impacted by a $4.7 million increase in noninterest income, a $3.8 million increase in net interest income and a $3.2 million decrease in the provision for loan losses. Offsetting these positive impacts was a $3.2 million increase in noninterest expense.

Net income in 2018 was positively impacted by a $15.4 million increase in net interest income and a $4.3 million increase in noninterest income. In addition, income tax expense decreased $13.8 million from 2017. The decrease was largely due to the Tax Cuts and Jobs Act which lowered the Company’s federal tax rate to 21% from 35%. Offsetting these positive impacts was a $6.9 million increase in noninterest expense and a $3.4 million increase in the provision for loan losses, respectively.

Total assets were $4.947 billion as of December 31, 2019 versus $4.875 billion as of December 31, 2018, an increase of $71.5 million or 1.5%. This increase was primarily due to a $148.9 million increase in total loans, and a $22.7 million increase in available-for-sale investment securities offset by a decrease in cash and cash equivalents of $117.5 million. Total average assets increased $183.5 million primarily due to average loans increasing $130.6 million in 2019, and a $41.2 million increase in available-for-sale investment securities.

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

The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for loan losses that generally includes consideration of the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. With respect to specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, allocations are assigned based upon historical experience subject to a floor, unless the rate of loss is expected to be greater than historical losses as noted below. A detailed analysis is performed on loans that are classified but determined not to be impaired which incorporates different scenarios where the risk that the borrower will be unable or unwilling to repay its debt in full or on time is combined with an estimate of loss in the event the borrower cannot pay to develop non-specific allocations for such loan pools. These allocations may be adjusted based on the other factors cited above. An appropriate level of general allowance for pooled loans is determined by portfolio segment using historical loss percentages subject to a floor, supplemented with other environmental factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of, and trends in, delinquencies and impaired loans; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that the following could affect the overall process: social, political, economic and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for loan losses deemed adequate to cover probable losses inherent in the loan portfolio.

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

Allocations are also applied to categories of loans considered not to be individually impaired, but for which the rate of loss is expected to be consistent with or greater than historical averages. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values. In addition, general allocations are made for other pools of loans, including non-classified loans. These general pooled loan allocations are performed for portfolio segments of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural, other commercial, consumer 1-4 family mortgage and other consumer loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a three-year historical average for loan losses for these portfolios, subject to a floor, and are adjusted for economic factors and portfolio trends.

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

Valuation and Other-Than-Temporary Impairment of Available-for-Sale Investment Securities

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

RESULTS OF OPERATIONS

Overview

In 2019 and 2018, the Company continued to grow loans and deposits organically, in its geographic footprint of northern Indiana and in central Indiana in the Indianapolis market. The Company had 50 branches as of December 31, 2019. The Company’s profitability has been positively impacted by growth in loans and deposits. In addition, asset quality has remained stable. The core banking contributions to noninterest income of mortgage banking, loan and wealth management fee income increased in 2019. Overall, expense growth has reflected our continued investment in people, technology and our branch infrastructure. The outlook for 2020 includes plans for continued organic loan and deposit growth, a disciplined credit philosophy, continued investment in the Company in the form of staff additions, continued expansion in our geographic footprint, continued investments in customer facing technology and cybersecurity risk management tools.

Selected income statement information for the years ended December 31, 2019, 2018 and 2017 is presented in the following table.

(dollars in thousands)	2019	2018	2017
Income Statement Summary:
Net interest income	$155,047	$151,271	$135,892
Provision for loan losses	3,235	6,400	3,000
Noninterest income	44,997	40,302	36,040
Noninterest expense	89,424	86,229	79,298
Other Data:
Efficiency ratio (1)	44.70%	45.01%	46.11%
Dilutive EPS	$3.38	$3.13	$2.23
Tangible capital ratio (2)	12.02%	10.63%	9.93%
Net charge-offs (recoveries) to average loans	0.03%	0.13%	(0.01)%
Net interest margin	3.38%	3.43%	3.33%
Noninterest income to total revenue	22.49%	21.04%	20.96%

(1)	Noninterest expense/Net interest income plus Noninterest income.
(2)	Tangible common equity, tangible assets, and the tangible capital ratio are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets from the calculation of equity, net of deferred tax. Tangible assets are calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets, net of deferred tax. The tangible capital ratio is calculated by dividing tangible common equity by tangible assets.

Net Income

Net income was $87.0 million in 2019, an increase of $6.6 million, or 8.3%, versus net income of $80.4 million in 2018. The increase in net income from 2018 to 2019 was primarily due to the increase in noninterest income of $4.7 million, or 11.6%. In addition, net interest income increased $3.8 million, or 2.5%, to $155.0 million versus $151.3 million in 2018 and the provision for loan losses decreased $3.2 million, or 49.5%. Noninterest expense increased by $3.2 million, or 3.7% and income tax expense increased $1.8 million, or 9.7%.

Net income was $80.4 million in 2018, an increase of $23.1 million, or 40.3%, versus net income of $57.3 million in 2017. The increase in net income from 2017 to 2018 was primarily due to the increase in net interest income in the amount of $15.4 million, or 11.3%, to $151.3 million versus $135.9 million in 2017. In addition, income tax expense decreased by $13.8 million to $18.5 million and noninterest income increased $4.3 million to $40.3 million, offset by increases in noninterest expense and provision expense of $6.9 million and $3.4 million, respectively.

Net Interest Income

The following table presents a three-year average balance sheet and, for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31, 2019, 2018 and 2017.

THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2019			2018			2017
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,950,130	$196,733	4.98%	$3,821,182	$181,451	4.75%	$3,589,734	$150,295	4.19%
Tax exempt (1)	24,402	1,186	4.86	22,730	1,016	4.47	21,174	1,103	5.21
Investments: (1)
Available-for-sale	603,580	17,930	2.97	562,385	17,411	3.10	530,275	17,069	3.23
Short-term investments	18,771	339	1.81	3,868	49	1.27	5,565	27	0.49
Interest bearing deposits	59,824	1,151	1.92	51,201	860	1.68	36,364	327	0.90
Total earning assets	$4,656,707	$217,339	4.67%	$4,461,366	$200,787	4.50%	$4,183,112	$168,821	4.04%
Less: Allowance for loan losses	(50,062)			(47,722)			(44,849)
Nonearning Assets
Cash and due from banks	119,450			144,727			114,967
Premises and equipment	59,147			56,842			55,141
Other nonearning assets	156,662			143,179			134,735
Total assets	$4,941,904			$4,758,392			$4,443,106

Interest Bearing Liabilities
Savings deposits	$240,293	$260	0.11%	$257,959	$331	0.13%	$272,811	$401	0.15%
Interest bearing checking accounts	1,669,045	26,006	1.56	1,475,776	17,940	1.22	1,401,216	9,999	0.71
Time deposits:
In denominations under $100,000	277,896	5,337	1.92	265,604	4,017	1.51	241,170	2,927	1.21
In denominations over $100,000	1,111,172	25,545	2.30	1,236,528	22,625	1.83	1,052,705	13,699	1.30
Miscellaneous short-term borrowings	61,347	1,311	2.14	115,711	1,143	0.99	179,579	1,446	0.81
Long-term borrowings and
subordinated debentures	30,759	1,704	5.54	30,929	1,643	5.31	30,958	1,334	4.31
Total interest bearing liabilities	$3,390,512	$60,163	1.77%	$3,382,507	$47,699	1.41%	$3,178,439	$29,806	0.94%
Noninterest Bearing Liabilities
Demand deposits	944,118			858,027			789,307
Other liabilities	44,673			30,796			24,564
Stockholders' Equity	562,601			487,062			450,796
Total liabilities and stockholders' equity	$4,941,904			$4,758,392			$4,443,106

Interest Margin Recap
Interest income/average earning assets		217,339	4.67		200,787	4.50		168,821	4.04
Interest expense/average earning assets		60,163	1.29		47,699	1.07		29,806	0.71
Net interest income and margin		$157,176	3.38%		$153,088	3.43%		$139,015	3.33%

(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate for 2019 and 2018 and 35 percent tax rate for 2017. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $2.1 million, $1.8 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2019, 2018 and 2017, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

	2019 Over (Under) 2018 (1)			2018 Over (Under) 2017 (1)
	Attributable to		Total	Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income (2)
Loans:
Taxable	$6,245	$9,037	$15,282	$10,112	$21,044	$31,156
Tax exempt	78	92	170	77	(164)	(87)
Investments:
Available-for-sale	1,242	(723)	519	1,009	(667)	342
Short-term investments	261	29	290	(10)	32	22
Interest bearing deposits	156	135	291	170	363	533
Total interest income	7,982	8,570	16,552	11,358	20,608	31,966

Interest Expense
Savings deposits	(22)	(49)	(71)	(21)	(49)	(70)
Interest bearing checking accounts	2,559	5,507	8,066	558	7,383	7,941
Time deposits:
In denominations under $100,000	193	1,127	1,320	318	772	1,090
In denominations over $100,000	(2,460)	5,380	2,920	2,684	6,242	8,926
Miscellaneous short-term borrowings	(717)	885	168	(585)	282	(303)
Long-term borrowings and
subordinated debentures	(9)	70	61	(1)	310	309
Total interest expense	(456)	12,920	12,464	2,953	14,940	17,893
Net Interest Income (tax equivalent)	$8,438	$(4,350)	$4,088	$8,405	$5,668	$14,073

(1)	The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2019, 2018 and 2017. The changes in net interest income are created by changes in interest rates and changes in the volumes of loans, investments, deposits and borrowings. In the table above, changes attributable to volume are computed using the change in volume from the prior year multiplied by the previous year’s rate, and changes attributable to rate are computed using the change in rate from the prior year multiplied by the previous year’s volume. The change in interest or expense due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate for 2019 and 2018 and 35 percent tax rate for 2017. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Net interest income increased by $3.8 million to $155.0 million in 2019 compared to 2018, primarily due to a 17 basis point increase in the yield on earning assets to 4.67% from 4.50%. In addition, average earning assets increased $195.3 million, or 4.4%, in 2019, driven by an increase of 3.8% in the average commercial loan portfolio, which reflects our continuing strategic focus on commercial lending. The net interest margin decreased to 3.38% in 2019 versus 3.43% in 2018, due to higher costs on average interest bearing liabilities, which offset an increase in the yield of earning assets during 2019. Net interest income increased by $15.4 million to $151.3 million in 2018 compared to 2017, primarily due to a 46 basis point increase in the yield on earning assets to 4.50% from 4.04%. In addition, average earning assets increased $278.3 million, or 6.7% in 2018, driven by an increase of 6.2% in the average commercial loan portfolio, which reflects our continuing strategic focus on commercial lending. The net interest margin increased to 3.43% in 2018 versus 3.33% in 2017, due to higher yields on average earning assets, which more than offset an increase in the cost of interest bearing liabilities during 2018.

Growth in the commercial loan portfolio accounted for most of the growth in loans, as well as total earning assets, during both 2019 and 2018 and positively impacted total interest income. Management believes that the growth in the loan portfolio will likely continue in a measured and prudent fashion as a result of our continued strategic focus on commercial and industrial lending, as well as commercial real estate lending. Loan growth was slower in 2019 and 2018 as compared to prior years due to a slowdown in manufacturing and industrial loans. In addition, the utilization of commercial lines of credit has dropped in 2019 and 2018 due to softened loan demand. Management believes its organic growth strategy of continued expansion in its current geographic footprint and in Indianapolis will provide continued loan growth opportunities. During 2019, growth in average loans of $130.6 million and growth in available-for-sale investment securities of $41.2 million was funded through an increase in deposits. Average demand deposits increased $86.1 million in 2019 and average interest bearing deposit accounts increased $62.5 million.

The increase in the Company’s yields on average earning assets during 2019 and 2018 resulted from increases in market rates overall, including increases in loan portfolio yields during both years. In the third and fourth quarter of 2019, market rates were impacted by three Federal Reserve Bank decreases of 25 basis points each in the Federal Funds Rate, which occurred in July 2019, September 2019, and October 2019. However, the impact of these decreases was not felt until later in the second half of 2019. During 2019 management continued to focus on growing the commercial portfolio in a prudent and responsible manner. The cost of funds was also impacted by the decreases in the Federal Funds Rate during the second half of 2019. However, given the asset-sensitive nature of the Company’s balance sheet, loan interest rates repriced quicker than deposit interest costs, resulting in margin compression in the second half of 2019.

Provision for Loan Losses

In 2019 the Company recorded provision for loan loss expense of $3.2 million primarily due to growth in the loan portfolio. The 2019 provision expense compares to $6.4 million of provision expense recorded in 2018 and $3.0 million of provision expense recorded in 2017. The allowance for loan losses at December 31, 2019 was $50.7 million, and represented 1.25% of the loan portfolio, versus an allowance for loan losses of $48.5 million at the end of 2018, which represented 1.24% of the loan portfolio. The allowance for loan losses was $47.1 million at the end of 2017, which represented 1.23% of the loan portfolio. The provision in 2018 and 2017 was attributable to the increasing size of the loan portfolio with consideration to the level of nonperforming loans and net charge-offs (recoveries). Net charge-offs of $1.0 million, or 0.03% of average loans, and net charge-offs of $5.1, or 0.13% of average loans, were recorded in 2019 and 2018, respectively. Provision expense for 2019, 2018, and 2017 was attributable to a number of factors but was primarily determined based on key loan quality metrics, including the level of net charge-offs, strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, stable economic conditions in the Company’s markets and general signs of improvement in borrower performance. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

The following table presents changes in the components of noninterest income for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2019	2018	2017	2019	2018
Wealth advisory fees	$6,835	$6,344	$5,481	7.7%	15.7%
Investment brokerage fees	1,687	1,458	1,273	15.7%	14.5%
Service charges on deposit accounts	15,717	15,831	13,696	(0.7)%	15.6%
Loan and service fees	9,911	9,291	7,900	6.7%	17.6%
Merchant card fee income	2,641	2,461	2,279	7.3%	8.0%
Bank owned life insurance	1,890	1,244	1,768	51.9%	(29.6)%
Mortgage banking income	1,626	1,150	982	41.4%	17.1%
Net securities gains (losses)	142	(50)	32	384.0%	(256.3)%
Other income	4,548	2,573	2,629	76.8%	(2.1)%
Total noninterest income	$44,997	$40,302	$36,040	11.6%	11.8%
Noninterest income to total revenue	22.5%	21.0%	21.0%

Noninterest income was $45.0 million in 2019 versus $40.3 million in 2018, an increase of $4.7 million, or 11.6%. The increase was primarily driven by a $2.0 million increase in other income related to $1.7 million of swap fees generated from commercial lending transactions, as well as life insurance proceeds on bank owned life insurance policies. Noninterest income was also positively impacted by increases in bank owned life insurance income, loan and service fees, mortgage banking income, and wealth advisory and brokerage fees due to continued growth of client relationships. Offsetting the increases was a decrease in service charges on deposit accounts driven by lower treasury management fees from a single commercial treasury management relationship. This relationship contributed $4.5 million to services charges on deposit accounts during 2019. The related treasury management activity was terminated and the revenue will not recur in future periods.

Noninterest income was $40.3 million in 2018 versus $36.0 million in 2017, an increase of $4.3 million, or 11.8%. The increase was primarily driven by a $2.1 million increase in service charges on deposit accounts driven by growth in fees from business accounts. In addition, wealth advisory fees increased $863,000 due to new business development, as well as growth in assets managed for existing clients. Noninterest income was also positively impacted by growth in the amount of $1.4 million in loan and service fees. Noninterest income was negatively impacted by a decrease in bank owned life insurance income which declined by $524,000, or 29.6%, primarily due to a variable bank owned life insurance product that contains equity based investments.

Noninterest Expense

The following table presents changes in the components of noninterest expense for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2019	2018	2017	2019	2018
Salaries and employee benefits	$49,434	$48,353	$45,306	2.2%	6.7%
Net occupancy expense	5,295	5,149	4,595	2.8%	12.1%
Equipment costs	5,521	5,243	4,629	5.3%	13.3%
Data processing fees and supplies	10,407	9,685	8,233	7.5%	17.6%
Corporate and business development	4,371	5,066	4,744	(13.7)%	6.8%
FDIC insurance and other regulatory fees	638	1,701	1,798	(62.5)%	(5.4)%
Professional fees	4,644	3,798	3,574	22.3%	6.3%
Other expense	9,114	7,234	6,419	26.0%	12.7%
Total noninterest expense	$89,424	$86,229	$79,298	3.7%	8.7%

Noninterest expense was $89.4 million in 2019 versus $86.2 million in 2018, an increase of $3.2 million, or 3.7%. Salaries and employee benefits increased by $1.1 million primarily due to an increase in staffing in revenue producing and risk management areas as well as normal merit increases. Professional fees increased due to higher legal expenses and increased utilization of accounting firms for outsourced services. Data processing fees also increased during 2019 primarily due to the Company’s continued investment in customer focused, technology-based solutions and ongoing cybersecurity and data management enhancements. Offsetting these increases were decreases in FDIC insurance and other regulatory fees as well as decreases in corporate and business development. In the third quarter of 2019, the FDIC announced that due to the Deposit Insurance Fund reserve ratio exceeding 1.38%, banks with consolidated assets of less than $10 billion would be receiving credits against their deposit insurance assessments. The bank’s $1.1 million credit was applied as a reduction of FDIC assessments commencing with the payment of the second quarter assessment paid in September 2019 and is expected to be fully utilized by the end of the first quarter of 2020.

Noninterest expense was $86.2 million in 2018 versus $79.3 million in 2017, an increase of $6.9 million, or 8.7%. Salaries and employee benefits increased by $3.0 million primarily due to an increase to the Company’s minimum hiring wage, normal merit increases, equity-based compensation expense and increased health insurance cost. Data processing fees also increased during 2018 by $1.5 million primarily due to the Company’s continued investment in technology-based solutions and ongoing transition to cloud-based technology. Occupancy and equipment costs increased during 2018 due to continued branch expansion and remodeling of existing branches and other offices. In addition, corporate and business development expense increased due to higher community support and donation expense. The increase in other expense was largely due to accruals of expense for customer reimbursements that will be made in 2020.

Income Taxes

The Company recognized income tax expense in 2019 of $20.3 million, compared to $18.5 million in 2018 and $32.3 million in 2017. The effective tax rate in 2019 was 18.9% compared to 18.7% in 2018, and 36.0% in 2017. The effective tax rate was lower in 2019 and 2018 compared to 2017 due to the effects of the Tax Cuts and Jobs Act, which reduced the Company’s federal tax rate to 21% from 35% effective January 1, 2018. Results for 2017 included income tax provision of $4.1 million, or $0.16 per diluted share, due to the effects of the Tax Cuts and Jobs Act. For a detailed analysis of the Company’s income taxes see Note 13 – Income Taxes.

FINANCIAL CONDITION

Overview

Total assets of the Company were $4.947 billion as of December 31, 2019, an increase of $71.5 million, or 1.5%, when compared to $4.875 billion as of December 31, 2018. Total loans increased by $151.1 million, or 3.9%, to $4.066 billion at December 31, 2019 from $3.915 billion at December 31, 2018. Cash and cash equivalents decreased by $117.5 million and available-for-sale securities increased by $22.7 million. Funding for the loan and investment growth came from an $89.8 million increase in total deposits as well as a $56.1 million increase in retained earnings, offset by a $106.5 million decrease in total borrowings. The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to provide liquidity for loan growth and to help maintain its desired interest rate risk position.

Uses of Funds

Investment Portfolio

The amortized cost and the fair value of securities as of December 31, 2019, 2018 and 2017 were as follows:

	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(fully tax equivalent basis dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$0	$0	$994	$987	$992	$997
U.S. government sponsored agencies	0	0	4,435	4,350	5,191	5,122
Mortgage-backed securities: residential	283,817	288,181	329,516	325,412	314,650	313,774
Mortgage-backed securities: commercial	36,712	36,972	38,712	38,141	44,208	44,211
State and municipal securities	270,480	283,080	217,964	216,659	172,375	174,389
Total debt securities available for sale	$591,009	$608,233	$591,621	$585,549	$537,416	$538,493

At year-end 2019, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See Note 2 – Securities for more information on these investments.

Purchases of securities available-for-sale totaled $129.5 million in 2019, $126.6 million in 2018 and $139.3 million in 2017. Growth of the investment portfolio during the past three years serves to provide liquidity for the Company and provide longer duration as an offset to the short duration of the loan portfolio. The Company targets investment securities as a percentage of total assets in a range from 11% - 14%. Securities sales totaled $57.1 million in 2019, $15.3 million in 2018 and $40.9 million in 2017. Paydowns from prepayments and scheduled payments of $53.0 million, $42.8 million and $50.0 million were received in 2019, 2018 and 2017, and the amortization of premiums, net of the accretion of discounts, was $3.9 million, $3.2 million and $3.1 million, respectively. Maturities and calls of securities totaled $14.8 million, $11.0 million and $11.7 million in 2019, 2018 and 2017, respectively. No other-than-temporary impairment was recognized in 2019, 2018 or 2017. The investment portfolio is managed to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.

The weighted average yields and maturity distribution for the securities portfolio at December 31, 2019, were as follows:

	Within		After One		After Five Years		Over Ten
	One Year		Within Five Years		Within Ten years		Years
	Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
(fully tax equivalent basis, dollars in thousands)
Mortgage-backed securities: residential	0	0.00%	27,605	3.08%	40,650	3.45%	219,926	3.23%
Mortgage-backed securities: commercial	2,537	3.03%	34,435	3.08%	0	0.00%	0	0.00%
State and municipal securities	4,610	3.00%	15,453	3.75%	26,061	3.85%	236,956	3.78%
Total Securities	$7,147	3.01%	$77,493	3.21%	$66,711	3.61%	$456,882	3.51%

The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.

Real Estate Mortgage Loans Held For Sale

Real estate mortgages held for sale increased by $2.2 million to $4.5 million at December 31, 2019 from $2.3 million at December 31, 2018. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells almost all of the mortgage loans it originates on the secondary market. Proceeds from sales totaled $64.8 million in 2019, $51.7 million in 2018 and $57.6 million in 2017.

Loan Portfolio

The loan portfolio by class as of December 31, 2019, 2018, 2017, 2016 and 2015 was as follows:

(dollars in thousands)	2019	2018	2017	2016	2015
Commercial and industrial loans:
Working capital lines of credit loans	$709,849	$690,620	$743,609	$624,404	$581,025
Non-working capital loans	717,019	714,759	675,072	644,086	598,487
Total commercial and industrial loans	1,426,868	1,405,379	1,418,681	1,268,490	1,179,512
Commercial real estate and multi-family residential loans:
Construction and land development loans	287,641	266,805	224,474	245,182	230,719
Owner occupied loans	573,665	586,325	538,603	469,705	412,026
Nonowner occupied loans	571,364	520,901	508,121	458,404	407,883
Multi-family loans	240,652	195,604	173,715	127,632	79,425
Total commercial real estate and multi-family residential loans	1,673,322	1,569,635	1,444,913	1,300,923	1,130,053
Agri-business and agricultural loans:
Loans secured by farmland	174,380	177,503	186,437	172,633	164,375
Loans for agricultural production	205,151	193,010	196,404	222,210	141,719
Total agri-business and agricultural loans	379,531	370,513	382,841	394,843	306,094
Other commercial loans	112,302	95,657	124,076	98,270	85,075
Total commercial loans	3,592,023	3,441,184	3,370,511	3,062,526	2,700,734
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	177,227	185,822	179,302	163,155	158,062
Open end and junior lien loans	186,552	187,030	181,865	169,664	163,700
Residential construction and land development loans	12,966	16,226	13,478	15,015	9,341
Total consumer 1-4 family mortgage loans	376,745	389,078	374,645	347,834	331,103
Other consumer loans	98,617	86,064	74,369	61,308	49,113
Total consumer loans	475,362	475,142	449,014	409,142	380,216
Gross loans	4,067,385	3,916,326	3,819,525	3,471,668	3,080,950
Less: Allowance for loan losses	(50,652)	(48,453)	(47,121)	(43,718)	(43,610)
Net deferred loan fees	(1,557)	(1,581)	(1,066)	(741)	(21)
Loans, net	$4,015,176	$3,866,292	$3,771,338	$3,427,209	$3,037,319

The ratio of loans to total loans by portfolio segment as of December 31, 2019, 2018, 2017, 2016 and 2015 was as follows:

	2019	2018	2017	2016	2015

Commercial and industrial loans	35.08%	35.89%	37.14%	36.54%	38.28%
Commercial real estate and multi-family residential loans	41.14%	40.08%	37.83%	37.47%	36.68%
Agri-business and agricultural loans	9.33%	9.46%	10.02%	11.36%	9.93%
Other commercial loans	2.76%	2.44%	3.25%	2.83%	2.76%
Consumer 1-4 family mortgage loans	9.26%	9.93%	9.81%	10.02%	10.75%
Other consumer loans	2.43%	2.20%	1.95%	1.78%	1.60%
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

In 2019, net loan balances increased by $148.9 million to $4.015 billion, which excludes approximately $66.0 million in loans originated for sale. In 2018, net loan balances increased by $95.0 million to $3.866 billion, which excludes approximately $49.8 million in loans originated for sale and $316,000 transferred to other real estate in 2018. In 2017, net loan balances increased by $344.1 million to $3.771 billion, which excludes approximately $54.2 million in loans originated for sale and $88,000 transferred to other real estate in 2017.

The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This higher percentage of commercial loans to the total portfolio was a result of the Company’s long standing strategic plan that is focused on organic expansion and growth in commercial loans. Commercial and industrial loans together with owner-occupied commercial real estate loans represent 49.2% and 50.8% of total loans as of December 31, 2019 and 2018, respectively. The owner-occupied commercial real estate loans tend to represent the real estate holding of our commercial and industrial loan customers. Another significant loan segment are loans to the agri-business sector, which has resulted in the Company becoming one of the largest agricultural lenders in the State of Indiana.

The residential construction and land development loans class included construction loans totaling $8.1 million, $12.5 million, $10.0 million, $11.4 million and $7.3 million as of December 31, 2019, 2018, 2017, 2016 and 2015. The Bank generally sells conforming mortgage loans which it originates on the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

Repricing opportunities of the loan portfolio occur either according to predetermined float rate indices, adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2019:

		Commercial
		Real Estate
		and	Agri-business		Consumer
	Commercial and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Total	Percent
Within one year	$781,177	$333,987	$142,509	$30,788	$18,287	$23,060	$1,329,808	32.69%
After one year, within five years	520,609	885,556	157,258	44,115	76,366	49,270	1,733,174	42.61
Over five years	112,564	449,723	79,320	37,399	280,452	26,270	985,728	24.23
Nonaccrual loans	12,518	4,056	444	0	1,640	17	18,675	0.46
Total loans	$1,426,868	$1,673,322	$379,531	$112,302	$376,745	$98,617	$4,067,385	100.00%

At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Based upon the table above, all loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2019 amounted to $1.291 billion and $1.428 billion, respectively.

Bank Owned Life Insurance

Bank owned life insurance increased by $6.7 million to $83.8 million at December 31, 2019 and by $1.2 million to $77.1 million at December 31, 2018 and from $75.9 million at December 31, 2017. The increase during 2019 was primarily due to the purchase of additional life insurance policies on officers of the Bank. The increases during 2018 and 2017 were primarily due to investment returns on the life insurance policies of pre-existing life insurance policies. Bank owned life insurance provides investment income from the securities the life insurance is invested in and offsets benefit plan expenses.

Sources of Funds

The average daily deposits and borrowings together with the average rates paid on those deposits and borrowings for the years ended December 31, 2019, 2018 and 2017 are summarized in the following table:

							% Balance Change
	2019		2018		2017		From Prior Year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2019	2018
Noninterest bearing demand deposits	$944,118	0.00%	$858,027	0.00%	$789,307	0.00%	10.03%	8.71%
Savings and transaction accounts:
Savings deposits	240,293	0.11	257,959	0.13	272,811	0.15	(6.85)	(5.44)
Interest bearing demand deposits	1,669,045	1.56	1,475,776	1.22	1,401,216	0.71	13.10	5.32
Time deposits:
Deposits of $100,000 or more	1,111,172	2.30	1,236,528	1.83	1,052,705	1.30	(10.14)	17.46
Other time deposits	277,896	1.92	265,604	1.51	241,170	1.21	4.63	10.13
Total deposits	$4,242,524	1.35%	$4,093,894	1.10%	$3,757,209	0.72%	3.63%	8.96%
FHLB advances and other borrowings	92,106	3.27	146,640	1.90	210,537	1.32	(37.19)	(30.35)
Total funding sources	$4,334,630	1.39%	$4,240,534	1.12%	$3,967,746	0.75%	2.22%	6.88%

Time deposits as of December 31, 2019 will mature as follows:

	$100,000	$100,000		% of
(dollars in thousands)	or more	or less	Total	Total
Within three months	$212,142	$43,239	$255,381	21.42%
Over three months, within six months	205,467	59,550	265,017	22.23
Over six months, within twelve months	292,547	82,656	375,203	31.48
Over twelve months	199,977	96,489	296,466	24.87
Total time certificates of deposit	$910,133	$281,934	$1,192,067	100.00%

Deposits

Total deposits increased by $89.8 million to $4.134 billion, comparing December 31, 2019 to December 31, 2018. The growth in deposits consisted of $141.1 million in core deposit growth offset by a decrease of $51.4 million in brokered deposits. Total deposit growth was led by an increase of $200.6 million in commercial deposits. In addition, retail deposits increased by $28.9 million while public funds deposits decreased by $88.4 million. The growth in deposits in 2019 resulted from increased deposit balances from new and existing customers, as well as a decreased utilization of brokered deposits. Core deposit growth enabled the Company to reduce reliance on wholesale funding during 2019.

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

As previously noted, 27% of the Company’s deposit base is attributable to public fund entities which primarily represent customers in the Company’s geographic footprint. A shift in funding away from public fund deposits could require the Company to execute alternative funding plans under the Contingency Funding Plan discussed in further detail under “Liquidity Risk” below. The following table presents total deposits by portfolio segment as of December 31, 2019, 2018 and 2017:

(dollars in thousands)	2019		2018		2017
Retail	$1,617,133	39.1%	$1,588,225	39.3%	$1,530,368	38.2%
Commercial	1,276,047	30.9%	1,075,419	26.6%	963,064	24.0%
Public funds	1,127,111	27.2%	1,215,533	30.1%	1,250,243	31.3%
Core deposits	4,020,291	97.2%	3,879,177	96.0%	3,743,675	93.4%
Brokered deposits	113,528	2.8%	164,888	4.0%	264,980	6.6%
Total deposits	$4,133,819	100.0%	$4,044,065	100.0%	$4,008,655	100.0%

FHLB Advances and Other Borrowings

During 2019, average total short-term borrowings decreased by $54.5 million to $61.3 million, primarily due to the discontinuance of securities sold under agreements to repurchase products in 2019. In addition, on December 30, 2019, the Company redeemed $30.0 million of subordinated debentures price at three-month LIBOR plus 305 basis points. Ending balances of total short-term borrowings decreased $75.6 million during 2019 to $170.0 million, due to decreases in securities sold under agreements to repurchase. Short-term Federal Home Loan Bank (“FHLB”) borrowings are used to fund short-term balance sheet growth due to the flexible nature of the financial instrument and allows the Company to prudently lend to commercial or retail borrowers when opportunities are presented.

During 2018, average total short-term borrowings decreased by $63.9 million to $115.7 million, primarily due to a decrease in advances. Ending balances of total short-term borrowings increased $94.9 million during 2018 to $245.6 million, due to increases in FHLB advances that typically increase at the end of the year.

Capital

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and continuing growth in loans. Capital is used primarily to fund continued organic loan growth and to support dividends per share to shareholders. The Company had a total risk-based capital ratio of 14.4%, a Tier I risk-based capital ratio of 13.2% and a common Tier 1 risk-based capital ratio of 13.2% as of December 31, 2019. These ratios met or exceeded the Federal Reserve Bank’s “well-capitalized” minimums of 10.0%, 8.0% and 6.5%, respectively. The Company also had a Tier 1 leverage ratio of 11.7% and a tangible equity ratio of 12.0%. See Note 16 – Capital Requirements for more information.

The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 14.6% to $598.0 million as of December 31, 2019 from $521.6 million as of December 31, 2018. The Company earned $87.0 million in 2019 and $80.4 million in 2018. The Company declared cash dividends of $1.16 per share in 2019, which decreased equity by $29.7 million. The Company declared cash dividends of $1.00 per share in 2018, which decreased equity by $25.3 million. The change in accumulated other comprehensive income (loss) was largely due to changes in the fair values of available-for-sale securities which increased equity by $18.3 million in 2019 compared to a decrease of $5.3 million in 2018. The impact to equity due to other comprehensive income is not included in regulatory capital.

On January 14, 2020, the board of directors (the “Board”) reauthorized the purchase of up to $30.0 million worth of shares of the Company’s common stock, representing approximately 2.4% of the Company’s issued and outstanding shares of common stock as of December 31, 2019. The Board reauthorized this stock repurchase plan based on the strength of the Company’s balance sheet and capital position. The Board believes that a stock repurchase plan is an important tool that can be utilized to enhance long term shareholder value. Share repurchases may be made periodically as permitted by securities laws and other legal and regulatory requirements and will be subject to market conditions as well as other factors. The timing, price and quantity of purchases will be at the discretion of the corporation and the program may be discontinued or suspended at any time. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The share repurchase authorization expires annually on January 31, 2020 and is subject to Board and regulatory approvals.

RISK MANAGEMENT

Overview

The Company, with the oversight of the Corporate Risk Committee of the Board, has developed a company-wide risk management program intended to help identify, manage and mitigate the various business risks the Company is exposed to. Following is a discussion addressing the risks identified as most significant to the Company – Credit, Liquidity, Interest Rate and Market Risk. Item 7A. includes additional discussion about market risk.

Credit Risk

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from lending and to a lesser extent, investment activities.

Investment Portfolio

The Company’s investment portfolio consists of government agencies and municipal bonds subject to an investment security policy that is approved annually by the Board. During 2019, purchases in the securities portfolio consisted of primarily mortgage-backed securities and municipal bonds. As of December 31, 2019, the Company’s investment in mortgage-backed securities represented approximately 53% of total securities consisting of Collateralized Mortgage Obligations, Commercial Mortgage-Backed Securities and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company in 2019 were within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. Municipal securities represent 47% of total securities as of December 31, 2019 and were rated investment grade at the time of purchase. The Company uses analytics provided by its third party portfolio advisor to evaluate and monitor credit risk for all investments on a quarterly basis. Based upon these analytics as of December 31, 2019, the securities in the available-for-sale portfolio had approximately a 4.0 year effective duration with approximately a negative 14.74% change in market value in the event of a 300 basis point upward, instantaneous rate shock and an approximate positive 2.97% change in market value in the event of a 100 basis point downward, instantaneous rate shock. As of December 31, 2019, all mortgage-backed securities were performing in a manner consistent with management’s ALCO modeled expectations at time of purchase.

Loan Portfolio

The Company has a relatively high percentage of commercial and commercial real estate loans extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area.

There were no loan concentrations within industries, which exceeded ten percent of total loans, except commercial real estate and manufacturing. Commercial real estate was $1.673 billion, or 41.1%, of total loans and manufacturing was $411.2 million, or 10.1%, of total loans at December 31, 2019. Manufacturing loans are included in the commercial and industrial loans total. Agri-business and agricultural loans represent 9.3% of total loans as of December 31, 2019 and are not concentrated to any agricultural sector. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its geographic market areas and to diverse industries.

The following is a summary of nonperforming loans as of December 31, 2019, 2018, 2017, 2016 and 2015.

(dollars in thousands)	2019	2018	2017	2016	2015
Commercial and industrial loans
Past due accruing loans (90 days or more)	$0	$0	$0	$0	$0
Nonaccrual loans(1)	12,518	3,822	4,922	2,224	5,109
Subtotal nonperforming loans	12,518	3,822	4,922	2,224	5,109
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	4,056	2,269	3,621	3,723	7,174
Subtotal nonperforming loans	4,056	2,269	3,621	3,723	7,174
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	444	283	282	283	471
Subtotal nonperforming loans	444	283	282	283	471
Other commercial loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	0	0	0	0	0
Subtotal nonperforming loans	0	0	0	0	0
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	45	0	6	53	0
Nonaccrual loans(1)	1,640	891	341	409	301
Subtotal nonperforming loans	1,685	891	347	462	301
Other consumer loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	17	0	235	0	0
Subtotal nonperforming loans	17	0	235	0	0
Total nonperforming loans	$18,720	$7,265	$9,407	$6,692	$13,055

(1)	Includes nonaccrual troubled debt restructured loans.

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate owned and repossessions, the total of which amounted to $19.0 million and $7.6 million at December 31, 2019 and 2018, respectively. Nonperforming loans increased by $11.4 million during 2019, due primarily to the addition of a single manufacturing borrower with an outstanding balance of $8.3 million as of December 31, 2019. As of December 31, 2019, management believed that there were no significant foreseeable losses relating to nonperforming assets, except as discussed below.

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

Total nonperforming loans were $18.7 million, or 0.46% of total loans, at year end 2019 versus $7.3 million, or 0.19% of total loans, at year end 2018. There were 54 loans totaling $27.8 million classified as impaired as of December 31, 2019 versus 44 loans totaling $26.7 million at the end of 2018. The increase in impaired loans during 2019 resulted primarily from loan relationships categorized as substandard which had further downward migration in 2019 to impaired status.

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced below market rates and/or other concessions to market terms are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2019, there were 35 loans totaling $9.1 million renegotiated as troubled debt restructurings of which $35,000 were modified in 2019. Of these loans, $3.2 million were included in nonaccrual loans in the previous table and the remaining $5.9 million were performing under their modified terms. The reduction in troubled debt restructurings during 2019 resulted primarily from the paydown of loan balances. As of December 31, 2018, there were 40 loans totaling $12.4 million renegotiated as troubled debt restructurings of which $7.2 million were modified in 2018. Of these loans, $4.4 million were included in nonaccrual loans in the previous table and the remaining $8.0 million were performing under their modified terms. The Company has no commitments to lend additional funds to any of the borrowers.

The following is a summary of the loan loss experience for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

(dollars in thousands)	2019	2018	2017	2016	2015
Amount of loans outstanding, net of deferred fees, December 31,	$4,065,828	$3,914,745	$3,818,459	$3,470,927	$3,080,929
Average daily loans outstanding during the year ended December 31,	$3,974,532	$3,843,912	$3,610,908	$3,225,635	$2,885,568
Allowance for loan losses, January 1,	$48,453	$47,121	$43,718	$43,610	$46,262
Loans charged-off:
Commercial and industrial loans	1,447	5,215	842	801	1,320
Commercial real estate and multi-family residential loans	17	491	406	566	1,114
Agri-business and agricultural loans	0	0	0	0	0
Other commercial loans	0	0	0	0	122
Consumer 1-4 family mortgage loans	110	48	53	478	362
Other consumer loans	336	357	259	210	255
Total loans charged-off	1,910	6,111	1,560	2,055	3,173
Recoveries of loans previously charged-off:
Commercial and industrial loans	459	752	1,053	461	216
Commercial real estate and multi-family residential loans	161	30	671	336	107
Agri-business and agricultural loans	8	42	23	19	20
Other commercial loans	0	0	0	0	0
Consumer 1-4 family mortgage loans	123	108	99	107	52
Other consumer loans	123	111	117	90	126
Total recoveries	874	1,043	1,963	1,013	521
Net loans charged-off (recovered)	1,036	5,068	(403)	1,042	2,652
Provision for loan loss charged to expense	3,235	6,400	3,000	1,150	—
Balance, December 31,	$50,652	$48,453	$47,121	$43,718	$43,610

Ratio of net charge-offs during the period to average daily loans outstanding:
Commercial and industrial loans	0.02%	0.11%	0.00%	0.01%	0.04%
Commercial real estate and multi-family residential loans	0.00	0.01	(0.01)	0.01	0.03
Agri-business and agricultural loans	0.00	0.00	0.00	0.00	0.00
Other commercial loans	0.00	0.00	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	0.00	0.00	0.00	0.01	0.01
Other consumer loans	0.01	0.01	0.00	0.00	0.01
Total ratio of net charge-offs (recoveries)	0.03%	0.13%	(0.01)%	0.03%	0.09%
Ratio of allowance for loan losses to nonperforming loans	270.58%	667.40%	500.91%	653.31%	334.04%

The following is a summary of the allocation for loan losses as of December 31, 2019, 2018, 2017, 2016 and 2015.

(dollars in thousands)	2019	2018	2017	2016	2015
Allocated allowance for loan losses:
Commercial and industrial loans	$25,789	$22,518	$21,097	$20,272	$21,564
Commercial real estate and multi-family residential loans	15,796	15,393	14,714	13,452	12,473
Agri-business and agricultural loans	3,869	4,305	4,920	3,532	2,445
Other commercial loans	447	368	577	461	574
Consumer 1-4 family mortgage loans	2,086	2,292	2,768	2,827	3,395
Other consumer loans	345	283	379	387	319
Total allocated allowance for loan losses	48,332	45,159	44,455	40,931	40,770
Unallocated allowance for loan losses	2,320	3,294	2,666	2,787	2,840
Total allowance for loan losses	$50,652	$48,453	$47,121	$43,718	$43,610

At December 31, 2019, the allowance for loan losses was 1.25% of total loans outstanding, versus 1.24% of total loans outstanding at December 31, 2018. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

At December 31, 2019, on the basis of management’s review of the loan portfolio, the Company had 103 credits totaling $180.2 million on the classified loan list versus 91 credits totaling $186.6 million on December 31, 2018. As of December 31, 2019, the Company had $96.6 million of assets classified as Special Mention, $84.6 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $101.4 million, $85.2 million, $0 and $0, respectively at December 31, 2018.

Included in the classified loan amounts for December 31, 2019 above were the following troubled debt restructured loans: 17 mortgage loans totaling $1.1 million with total allocations of $247,000 and 18 commercial loans totaling $8.0 million with total allocations of $2.3 million. Included in the classified loan amounts for December 31, 2018 above were the following troubled debt restructured loans: 17 mortgage loans totaling $1.2 million with total allocations of $194,000, and 23 commercial loans totaling $11.2 million with total allocations of $3.5 million.

Allowance estimates are developed by management taking into account actual loss experience, subject to a floor, adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio and are applied to individual loans based on loan type. In accordance with current accounting guidance, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. For a more thorough discussion of the allowance for loan losses methodology see the Critical Accounting Policies section of this Item 7.

The allowance for loan losses increased 4.5%, or $2.2 million, from $48.5 million at December 31, 2018 to $50.7 million at December 31, 2019. Pooled loan allocations increased $2.8 million from $35.1 million at December 31, 2018 to $37.9 million at December 31, 2019, which was due to grade migration within the loan pools and overall loan growth. The unallocated component of the allowance for loan losses was $2.3 million at December 31, 2019, which decreased from $3.3 million reported at December 31, 2018, and decreased primarily due to favorable watchlist trends. While general trends in credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding current economic conditions, including the risk of an economic downturn, and the relative size of commercial loans.

The Company has experienced growth in total loans over the last several years with growth of $151.1 million, or 3.9%, from December 31, 2018 to December 31, 2019 and $96.3 million, or 2.5%, from December 31, 2017 to December 31, 2018. The concentration of this loan growth was in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

Economic conditions in the Company’s markets are stable. Commercial real estate activity and manufacturing growth is continuing to occur in the Company’s market area. During 2019 and 2018, commercial and industrial loan growth was negatively impacted by a slowdown in manufacturing and consolidation in the recreational vehicle industry for borrowers in the Company’s geographic footprint. The Company’s continued growth strategy promotes diversification among industries, as well as continued focus on enforcement of a strong credit environment and a disciplined approach in loan work-out situations.

Liquidity Risk

Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. Liquidity is monitored and closely managed by the ALCO Committee.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. The cash flow from the securities portfolio is expected to provide approximately $75.8 million of potential contingent funding in 2020.

The Company has approval of $2.278 billion in secondary funding sources available as of December 31, 2019, of which $283.5 million was utilized. The Company had $325.0 million of availability in federal funds lines with twelve correspondent banks, none of which was drawn on as of December 31, 2019. The Company has Board approval to borrow up to $800.0 million at the FHLB, but, given the Company’s current collateral structure and outstanding borrowings as of December 31, 2019, the Company could have only borrowed up to $115.5 million under this authority based on utilization of $170.0 million of advances at December 31, 2019. The Company also has additional collateral that could be pledged to the FHLB of $265.9 million as of December 31, 2019 to generate additional liquidity. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $339.5 million given its current collateral structure at the Federal Reserve Bank discount window program and the terms of these facilities at December 31, 2019, with no balances outstanding at December 31, 2019. The Company also has established relationships in the brokered time deposit and brokered money market sectors, as well as the Promontory Interfinancial Network CDARS One-Way Buy program, to access these funds when desired with settlement of funds in one to two weeks’ time. Additionally, during 2019 the Bank entered into agreements with Promontory Interfinancial Network relative to their Insured Cash Sweep One-Way Buy program. As of December 31, 2019 the total amount available to the Bank via this program was $200.0 million, of which $75.1 million was drawn on. The Bank is also a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the Exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an ‘offer’ out to sell that day. As of December 31, 2019, the total amount approved for Lake City Bank via AFX banks was $244.0 million and none was outstanding at year end.

The Company had all of its securities in the available-for-sale portfolio at December 31, 2019, allowing the Company maximum flexibility to sell securities to meet funding demands. Management believes the majority of the securities in the available-for-sale portfolio are of high quality and marketable. Approximately 53% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

The Company has a formalized Contingency Funding Plan (“CFP”). The Board and management recognize the importance of liquidity during times of normal operations and in times of stress. The CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, the Federal Reserve Bank, brokered deposits, one-way buy products via the Promontory Interfinancial Network (CDARS and ICS) and Fed Funds. The CFP also addresses the Bank’s ability to liquidate its securities portfolio. The CFP funding sources at the Holding Company level include a holding company committed line of credit, as well as the ability to transfer securities from the investment subsidiary of the Bank to the Company. The Company’s committed line of credit was obtained in 2019 with availability up to $30.0 million, none of which was drawn up as of December 31, 2019.

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

The following table discloses information on the maturity of the Company’s contractual long-term obligations as of December 31, 2019.

	Payments Due by Period
		One year			After 5
(dollars in thousands)	Total	or less	1-3 years	3-5 years	years
Operating leases	$5,838	$561	$1,176	$1,228	$2,873
Pension and SERP plans	2,941	391	694	622	1,234
Total contractual long-term cash obligations	$8,779	$952	$1,870	$1,850	$4,107

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

The following table discloses information on the maturity of the Company’s commitments.

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
(dollars in thousands)	Committed	or less	year
Unused loan commitments	$1,764,219	$1,064,788	$699,431
Standby letters of credit	70,932	67,469	3,463
Total commitments and letters of credit	$1,835,151	$1,132,257	$702,894

Interest Rate Risk

Interest rate risk is the risk that the estimated fair value of the Company’s assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest earning assets on December 31, 2019 and using changes in the interest rate environment over a one-year period, the net interest margin could be expected to decline in a falling interest rate environment and increase in a rising interest rate environment. Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board.

During 2019 the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) reduced interest rates by 25 basis points on three different occasions: July, September and October. The effect of these combined decreases lowered the target federal funds rate to a range of 1.50% - 1.75%. At the FOMC meeting in December 2019 rates were left unchanged. At that time the Committee remained generally optimistic regarding the current state of the economy, pointing to solid job gains and a strong pace of household spending, despite weak business investment resulting from uncertainty surrounding global trade policies and muted inflation. The updated economic projections released at the December meeting project no rate changes in 2020, a single rate increase in 2021 and one more in 2022. Additionally, the longer run Fed median forecast for the federal funds rate was left unchanged at 2.50%. The combined result of the increase in the yield on earning assets offset by an increase in the cost of funding earning assets led to decrease in the net interest margin from 3.43% for 2018 to 3.38% for 2019. The Company’s yield on earning assets increased 17 basis points during 2019. Contributing to this increase was the full year impact of the four 25 basis point FOMC rate increases made during 2018 given the Company’s asset sensitive balance sheet. The commercial loan portfolio represents 88% of the total loan portfolio. Approximately 64% of the commercial loan portfolio are variable rate loans which are primarily indexed to prime, 30 day LIBOR and FHLB indices. The rate paid on deposit accounts and purchased funds increased 27 basis points for 2019 mainly due to increased rates paid on public fund accounts, including transactional accounts and time deposit accounts, as these accounts are typically higher priced and more sensitive to interest rates. Deposit rates also increased due to the rates paid on jumbo time deposits (non-public) due mainly to product pricing decisions driven by liquidity needs and competitive pricing pressure particularly during the first half of 2019 prior to any FOMC rate decreases. The realized increase in the rate paid on deposit accounts and purchased funds was benefited by an increase in the average balance of non-interest bearing demand deposit accounts for 2019 verses 2018.

Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2020 in response to economic conditions and geopolitical concerns, the results of any of the current administration’s changes to economic policy and laws, particularly during an election year, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services. In general, we expect loans to reprice quicker than deposits in a rising and falling rate environment as quantified in the sensitivity to market rates table in Item 7A.

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

	2019
	Principal/Notional Amount Maturing in:
								Fair
								Value
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2019
Rate sensitive assets:
Fixed interest rate loans	$636,738	$364,120	$224,197	$119,225	$57,211	$44,887	$1,446,378	$1,438,244
Average interest rate	4.25%	4.63%	4.71%	4.79%	4.83%	4.82%
Variable interest rate loans	$1,463,554	$409,016	$201,450	$166,141	$108,585	$270,704	$2,619,450	$2,603,580
Average interest rate	4.49%	4.53%	4.44%	4.41%	4.29%	4.56%
Total loans	$2,100,292	$773,136	$425,647	$285,366	$165,796	$315,591	$4,065,828	$4,041,824
Average interest rate	4.41%	4.58%	4.58%	4.57%	4.48%	4.59%
Fixed interest rate securities	$102,446	$83,025	$65,383	$55,644	$28,742	$254,811	$590,051	$424,419
Average interest rate	2.74%	2.59%	2.66%	2.72%	2.73%	2.97%
Variable interest rate securities	$267	$190	$139	$101	$74	$188	$959	$183,814
Average interest rate	5.37%	5.49%	5.49%	5.49%	5.49%	5.49%
Other interest-bearing assets	$30,776	$0	$0	$0	$0	$0	$30,776	$27,449
Average interest rate	1.54%	0.00%	0.00%	0.00%	0.00%	0.00%
Total earning assets	$2,233,781	$856,351	$491,169	$341,111	$194,612	$570,590	$4,687,614	$4,677,506
Average interest rate	4.30%	4.39%	4.33%	4.26%	4.22%	3.87%
Rate sensitive liabilities:
Noninterest bearing checking	$153,211	$85,146	$76,385	$68,510	$61,521	$538,534	$983,307	$983,307
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$504,434	$159,388	$138,038	$120,235	$105,226	$931,124	$1,958,445	$1,958,445
Average interest rate	1.24%	0.97%	0.98%	0.99%	0.99%	1.08%
Time deposits	$895,601	$206,303	$35,181	$23,143	$29,747	$2,092	$1,192,067	$1,202,060
Average interest rate	2.10%	2.07%	2.20%	2.66%	2.69%	1.92%
Total deposits	$1,553,246	$450,837	$249,604	$211,888	$196,494	$1,471,750	$4,133,819	$4,143,812
Average interest rate	1.61%	1.29%	0.85%	0.85%	0.94%	0.68%
Fixed interest rate borrowings	$170,000	$0	$0	$0	$0	$0	$170,000	$169,998
Average interest rate	1.63%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable interest rate borrowings	$0	$0	$0	$0	$0	$0	$0	$0
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total funds	$1,723,246	$450,837	$249,604	$211,888	$196,494	$1,471,750	$4,303,819	$4,313,810
Average interest rate	1.61%	1.29%	0.85%	0.85%	0.94%	0.68%
Interest rate sensitivity gap by period	$510,535	$405,514	$241,565	$129,223	$(1,882)	$(901,160)
Cumulative rate sensitivity gap	$510,535	$916,049	$1,157,614	$1,286,837	$1,284,955	$383,795
Cumulative rate sensitivity ratio
at December 31, 2019	129.6%	189.9%	196.8%	161.0%	99.0%	38.8%
at December 31, 2018	159.9%	168.7%	421.2%	81.1%	516.5%	33.0%

The Company utilizes computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company’s asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools: GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling, which are constructed, presented and monitored quarterly. Management believes that the Company’s liquidity and interest sensitivity position at December 31, 2019, remained adequate to meet the Company’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places a greater level of credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company’s management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2019 for the next 12 months using a scenario in which interest rates remained unchanged was a negative 2.92% of earning assets.

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

Results for the base, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at December 31, 2019. The net interest income shown represents cumulative net interest income over a twelve-month time horizon.

		Falling	Falling	Falling	Rising	Rising	Rising	Rising	Rising
	Base	(100 Basis Points)	(50 Basis Points)	(25 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
(dollars in thousands)
Net interest income	$164,152	$154,745	$159,914	$162,087	$165,842	$167,548	$170,890	$177,252	$183,247
Variance from Base		$(9,407)	$(4,238)	$(2,064)	$1,690	$3,397	$6,738	$13,100	$19,096
Percent of change from Base		(5.73)%	(2.58)%	(1.26)%	1.03%	2.07%	4.11%	7.98%	11.63%

For more information on the Company’s interest rate sensitivity see the Interest Rate Risk discussion in Item 7A. above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Lakeland Financial Corporation

Warsaw, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation account that reflects the Company’s estimation of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate.  The allowance for loan losses was $50,652,000 at December 31, 2019, which consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific component”), representing $10,384,000, and the valuation allowance for loans collectively evaluated for impairment (“general component”), representing $40,268,000.  The general component is based on the Company’s historical loss experience over the most recent three years subject to a floor, adjusted for qualitative factors.

The qualitative factors include consideration of the following: levels of, and trends in, delinquencies and impaired loans; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  Due to the significant judgment applied by management to determine the effect of the qualitative factors, we identified the effect of the qualitative factors on the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment to audit management’s determination of the qualitative factors.

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the evaluation of the items used to estimate the qualitative factors, including controls addressing:
o	Management’s review of the completeness and accuracy of data inputs used as the basis for the allowance allocations resulting from the qualitative factors.
o	Management’s review of the reasonableness of the judgments and assumptions used to develop the qualitative factors for the general component of the allowance for loan losses.
o	Management’s review of the mathematical accuracy of the allowance calculation.
●	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative factors, which included:
o	Evaluation of the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o

Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the qualitative factors and the resulting allocation to the allowance.  Among other procedures, our evaluation considered, evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently from period to period.

o	Analytically evaluating the qualitative factors year over year for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.
o	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Crowe LLP

We have served as the Company’s auditor since 1983.

South Bend, Indiana

February 24, 2020

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

December 31	2019	2018
ASSETS
Cash and due from banks	$68,605	$192,290
Short-term investments	30,776	24,632
Total cash and cash equivalents	99,381	216,922

Securities available-for-sale (carried at fair value)	608,233	585,549
Real estate mortgage loans held-for-sale	4,527	2,293

Loans, net of allowance for loan losses of $50,652 and $48,453	4,015,176	3,866,292

Land, premises and equipment, net	60,154	58,097
Bank owned life insurance	83,848	77,106
Federal Reserve and Federal Home Loan Bank Stock	13,772	13,772
Accrued interest receivable	15,391	15,518
Goodwill	4,970	4,970
Other assets	41,293	34,735
Total assets	$4,946,745	$4,875,254

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest bearing deposits	$983,307	$946,838
Interest bearing deposits	3,150,512	3,097,227
Total deposits	4,133,819	4,044,065

Borrowings
Securities sold under agreements to repurchase	0	75,555
Federal Home Loan Bank advances	170,000	170,000
Subordinated debentures	0	30,928
Total borrowings	170,000	276,483

Accrued interest payable	11,604	10,404
Other liabilities	33,222	22,598
Total liabilities	4,348,645	4,353,550

Commitments, off-balance sheet risks and contingencies (Notes 1 and 18)

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,623,016 shares issued and 25,444,275 outstanding as of December 31, 2019
25,301,732 shares issued and 25,128,773 outstanding as of December 31, 2018	114,858	112,383
Retained earnings	475,247	419,179
Accumulated other comprehensive income (loss)	12,059	(6,191)
Treasury stock, at cost (178,741 shares and 172,959 shares as of December 31, 2019 and 2018, respectively)	(4,153)	(3,756)
Total stockholders’ equity	598,011	521,615
Noncontrolling interest	89	89
Total equity	598,100	521,704
Total liabilities and equity	$4,946,745	$4,875,254

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)

Years Ended December 31	2019	2018	2017
NET INTEREST INCOME
Interest and fees on loans
Taxable	$196,733	$181,451	$150,295
Tax exempt	951	814	729
Interest and dividends on securities
Taxable	8,909	9,717	9,218
Tax exempt	7,127	6,079	5,102
Interest on short-term investments	1,490	909	354
Total interest income	215,210	198,970	165,698

Interest on deposits	57,148	44,913	27,026
Interest on borrowings
Short-term	1,311	1,143	1,446
Long-term	1,704	1,643	1,334
Total interest expense	60,163	47,699	29,806

NET INTEREST INCOME	155,047	151,271	135,892

Provision for loan losses	3,235	6,400	3,000

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	151,812	144,871	132,892

NONINTEREST INCOME
Wealth advisory fees	6,835	6,344	5,481
Investment brokerage fees	1,687	1,458	1,273
Service charges on deposit accounts	15,717	15,831	13,696
Loan and service fees	9,911	9,291	7,900
Merchant and interchange fee income	2,641	2,461	2,279
Bank owned life insurance income	1,890	1,244	1,768
Mortgage banking income	1,626	1,150	982
Net securities gains (losses)	142	(50)	32
Other income	4,548	2,573	2,629
Total noninterest income	44,997	40,302	36,040

NONINTEREST EXPENSE
Salaries and employee benefits	49,434	48,353	45,306
Net occupancy expense	5,295	5,149	4,595
Equipment costs	5,521	5,243	4,629
Data processing fees and supplies	10,407	9,685	8,233
Corporate and business development	4,371	5,066	4,744
FDIC insurance and other regulatory fees	638	1,701	1,798
Professional fees	4,644	3,798	3,574
Other expense	9,114	7,234	6,419
Total noninterest expense	89,424	86,229	79,298

INCOME BEFORE INCOME TAX EXPENSE	107,385	98,944	89,634
Income tax expense	20,338	18,533	32,304
NET INCOME	$87,047	$80,411	$57,330

BASIC WEIGHTED AVERAGE COMMON SHARES	25,588,404	25,288,533	25,181,208

BASIC EARNINGS PER COMMON SHARE	$3.40	$3.18	$2.28

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,758,893	25,727,831	25,663,381

DILUTED EARNINGS PER COMMON SHARE	$3.38	$3.13	$2.23

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

Years Ended December 31	2019	2018	2017
Net income	$87,047	$80,411	$57,330
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	23,438	(7,339)	2,245
Reclassification adjustment for (gains) losses included in net income	(142)	50	(32)
Net securities gain (loss) activity during the period	23,296	(7,289)	2,213
Tax effect	(4,893)	1,637	(707)
Net of tax amount	18,403	(5,652)	1,506
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	(409)	269	97
Amortization of net actuarial loss	205	266	265
Net gain (loss) on activity during the period	(204)	535	362
Tax effect	51	(163)	(151)
Net of tax amount	(153)	372	211
Total other comprehensive income (loss), net of tax	18,250	(5,280)	1,717
Comprehensive income	$105,297	$75,131	$59,047

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands, except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity	Interest	Equity

Balance at January 1, 2017	24,937,865	$104,405	$327,873	$(2,387)	$(2,913)	$426,978	$89	$427,067
Net income			57,330			57,330		57,330
Other comprehensive income, net of tax				1,717		1,717		1,717
Cash dividends declared, $0.85 per share			(21,409)			(21,409)		(21,409)
Treasury shares purchased under deferred								0
directors’ plan	(10,748)	495			(495)	0		0
Stock activity under equity incentive plans	98,816	(1,736)				(1,736)		(1,736)
Stock based compensation expense		5,698				5,698		5,698
Balance at December 31, 2017	25,025,933	$108,862	$363,794	$(670)	$(3,408)	$468,578	$89	$468,667
Adoption of ASU 2018-02			173	(173)		0		0
Adoption of ASU 2014-09			24			24		24
Adoption of ASU 2016-01			68	(68)		0		0
Net income			80,411			80,411		80,411
Other comprehensive loss, net of tax				(5,280)		(5,280)		(5,280)
Cash dividends declared, $1.00 per share			(25,291)			(25,291)		(25,291)
Treasury shares purchased under deferred
directors’ plan	(9,625)	463			(463)	0		0
Treasury shares sold and distributed under deferred
directors’ plan	5,636	(115)			115	0		0
Stock activity under equity incentive plans	106,829	(2,435)				(2,435)		(2,435)
Stock based compensation expense		5,608				5,608		5,608
Balance at December 31, 2018	25,128,773	$112,383	$419,179	$(6,191)	$(3,756)	$521,615	$89	$521,704
Adoption of ASU 2017-08 (See Note 1)			(1,327)			(1,327)		(1,327)
Net income			87,047			87,047		87,047
Other comprehensive income, net of tax				18,250		18,250		18,250
Cash dividends declared, $1.16 per share			(29,652)			(29,652)		(29,652)
Cashless exercise of warrants	224,066	0				0		0
Treasury shares purchased under deferred
directors’ plan	(11,481)	515			(515)	0		0
Treasury shares sold and distributed under deferred
directors’ plan	5,699	(118)			118	0		0
Stock activity under equity incentive plans	97,218	(2,109)				(2,109)		(2,109)
Stock based compensation expense		4,187				4,187		4,187
Balance at December 31, 2019	25,444,275	$114,858	$475,247	$12,059	$(4,153)	$598,011	$89	$598,100

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Years Ended December 31	2019	2018	2017
Cash flows from operating activities:
Net income	$87,047	$80,411	$57,330
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,930	5,654	5,119
Provision for loan losses	3,235	6,400	3,000
Net loss on sale and write down of other real estate owned	0	16	12
Amortization of loan servicing rights	528	503	599
Loans originated for sale	(66,008)	(49,816)	(54,188)
Net gain on sales of loans	(2,043)	(1,713)	(1,749)
Proceeds from sale of loans	64,820	51,715	57,621
Net (gain) loss on sale of premises and equipment	(3)	1	79
Net (gain) loss on sales and calls of securities available-for-sale	(142)	50	(32)
Net amortization of available-for-sale securities	3,947	3,177	3,114
Stock based compensation expense	4,187	5,608	5,698
Earnings on life insurance	(1,890)	(1,244)	(1,768)
Gain on life insurance	(841)	(206)	0
Tax benefit of stock award issuances	(529)	(761)	(964)
Net change:
Interest receivable and other assets	(4,733)	(3,301)	787
Interest payable and other liabilities	6,534	8,481	2,584
Total adjustments	12,992	24,564	19,912
Net cash from operating activities	100,039	104,975	77,242
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	57,114	15,302	40,877
Proceeds from maturities, calls and principal paydowns of
securities available-for-sale	67,818	53,817	61,745
Purchases of securities available-for-sale	(129,453)	(126,551)	(139,252)
Purchase of life insurance	(5,552)	(423)	(580)
Net increase in total loans	(152,119)	(101,670)	(347,217)
Proceeds from sales of land, premises and equipment	14	461	10
Purchases of land, premises and equipment	(7,998)	(7,968)	(9,582)
Purchase of Federal Home Loan Bank Stock	0	0	(2,250)
Proceeds from sales of other real estate owned	0	21	199
Proceeds from life insurance	1,483	569	0
Net cash from investing activities	(168,693)	(166,442)	(396,050)
Cash flows from financing activities:
Net increase in total deposits	89,754	35,410	430,743
Net increase (decrease) in short-term borrowings	(75,555)	174,903	20,607
Proceeds from short-term FHLB borrowings	0	0	80,000
Payments on short-term FHLB borrowings	0	(80,000)	(180,000)
Payments on long-term FHLB borrowings	0	(30)	(2)
Payments on subordinated debentures	(30,928)	0	0
Common dividends paid	(29,639)	(25,278)	(21,396)
Preferred dividends paid	(13)	(13)	(13)
Payments related to equity incentive plan	(2,109)	(2,435)	(1,736)
Purchase of treasury stock	(515)	(463)	(495)
Sales of treasury stock	118	115	0
Net cash from financing activities	(48,887)	102,209	327,708
Net change in cash and cash equivalents	(117,541)	40,742	8,900
Cash and cash equivalents at beginning of the year	216,922	176,180	167,280
Cash and cash equivalents at end of the year	$99,381	$216,922	$176,180
Cash paid during the year for:
Interest	$58,964	$43,606	$29,171
Income taxes	21,035	19,033	29,120
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	0	316	88
Property transferred to held for sale	0	221	0
Right-of-use assets obtained in exchange for lease liabilities	5,483	0	0

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

The Company provides financial services through the Bank, a full-service commercial bank with 50 branch offices in fifteen counties in Northern and Central Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as internet business banking and on-line treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

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

Securities:

Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or overestimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Equity securities which are included in other assets, are carried at fair value with changes in fair value recorded through earnings.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real Estate Mortgage Loans Held-for-Sale:

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

The recorded investment in loans is the loan balance net of unamortized deferred loan fees and costs. The total amount of accrued interest on loans as of December 31, 2019 and 2018 was $11.5 million and $11.8 million.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience, subject to a floor, adjusted for current factors. A detailed analysis is performed on loans that are classified but determined not to be impaired which incorporates different scenarios where the risk that the borrower will be unable or unwilling to repay its debt in full or on time is combined with an estimate of loss in the event the borrower cannot pay to develop non-specific allocations for such loan pools. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years, subject to a floor. This loss experience is supplemented with other environmental factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of, and trends in, delinquencies and impaired loans; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial and industrial, commercial real estate and multi-family residential, agri-business and agricultural, other commercial, consumer 1-4 family mortgage and other consumer. The risk characteristics of each of the identified portfolio segments are as follows:

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

Agri-business and Agricultural – Borrowers may be subject to adverse market or weather conditions including changes in local or foreign demand; lower yields than anticipated; political or other impact on storage, distribution or use; foreign trade policies, including tariffs; and exposure to increasing commodity prices which result in higher production, distribution or exporting costs.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Investments in Limited Partnerships:

The Company enters into and invests in limited partnerships in order to invest in affordable housing projects for the primary purpose of obtaining available tax benefits. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2019 and 2018 were $6.7 million and $7.0 million, respectively and are included with other assets in the consolidated balance sheet. The Company also has a commitment to fund an additional $1.6 million at December 31, 2019 in two of the limited partnerships compared to $2.1 million at December 31, 2018, which is included with other liabilities in the consolidated balance sheet.

Foreclosed Assets:

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2019 and 2018, the balance of other real estate owned was $316,000 and is included with other assets on the consolidated balance sheet.

Land, Premises and Equipment, Net:

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises and improvements assets have useful lives between 5 and 40 years. Equipment and furniture assets have useful lives between 3 and 7 years.

Loan Servicing Rights:

Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking income. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

The carrying value of mortgage servicing rights, which is included with other assets in the consolidated balance sheet, was $3.8 million and $3.3 million as of December 31, 2019 and 2018.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $337.9 million and $343.5 million at December 31, 2019 and 2018. Custodial escrow balances maintained in connection with serviced loans were $1.6 million at year end 2019 and 2018.

Servicing fee income (loss), which is included in loan and service fees on the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal amount of the loan and are recorded as income when earned.

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

Interest Rate Swap Derivatives:

The Company offers a derivative product to certain creditworthy commercial banking customers. This product allows the commercial banking customers to enter into an agreement with the Company to swap a variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the borrower’s interest rate exposure. The extension of credit incurred in connection with these derivative products is subject to the same approval and underwriting standards as traditional credit products. The Company limits its risk exposure by simultaneously entering into a similar, offsetting swap agreement with a separate, well-capitalized and highly rated counterparty previously approved by the Company’s Asset Liability Committee. By using these interest rate swap arrangements, the Company is also better insulated from the interest rate risk associated with underwriting fixed-rate loans and is better able to meet customer demand for fixed rate loans. These derivative contracts are not designated against specific assets or liabilities and, therefore, do not qualify for hedge accounting. The derivatives are recorded as assets and liabilities on the balance sheet at fair value with changes in fair value recorded in non-interest income for both the commercial banking customer swaps and the related offsetting swaps. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with ASC 820), resulting in some potential volatility in earnings each period.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The notional amount of the combined interest rate swaps with customers and counterparties at December 31, 2019 and 2018 was $349.6 million and $258.0 million, respectively. The fair value of the interest rate swap asset was $7.3 million and $3.9 million and the fair value of the interest rate swap liability was $7.9 million and $4.0 million at December 31, 2019 and 2018, respectively.

Bank Owned Life Insurance:

At December 31, 2019 and 2018, the Company owned $79.8 million and $73.9 million, respectively, of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2019 and 2018, the Company also owned $4.0 million and $3.2 million, respectively, of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

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

Repurchase Agreements:

Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. This product was discontinued during 2019.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation:

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant adjusted for the present value of expected dividends is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. Certain of the restricted stock awards are performance based, as more fully discussed in Note 15 – Stock Based Compensation.

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

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, restricted stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2019 and 2018 include 178,741 and 172,959 shares, respectively, of Company common stock that has been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and changes in the funded status of the pension plan, which are also recognized as separate components of equity.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there currently are such matters that will have a material effect on the financial statements.

Restrictions on Cash:

The Company was required to have $28.9 million and $6.4 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2019 and 2018, respectively. The Company met this requirement both years.

Dividend Restriction:

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its stockholders. These restrictions currently pose no practical limit on the ability of the Bank or Company to pay dividends at historical levels.

Fair Value of Financial Instruments:

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5 - Fair Value. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Adoption of New Accounting Standards:

The Company accounts for leases in accordance with ASU 2016-02, “Leases”, which the Company adopted on January 1, 2019. This guidance replaced existing lease guidance in GAAP and requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. Lessees and lessors are required to recognize and measure leases that exist at the beginning of the earliest period presented using a modified retrospective approach. The Company recorded a right-of-use asset of $5.5 million and a lease liability of $5.5 million upon adoption, and there was no cumulative period adjustment made to retained earnings. This standard did not have a material impact on the Company’s consolidated balance sheets or cash flows from operations and had no impact on the Company’s operating results. The most significant impact was the recognition of right-of-use assets and lease obligations for operating leases. The Company elected to adopt the package of practical expedients for this standard. Disclosures are presented in Note 25 – Leases.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities.” This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB has shortened the amortization period for the premium to the earliest call date. Under legacy GAAP, entities generally amortized the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company adopted this new accounting standard on January 1, 2019. The effect of adoption was a reduction in retained earnings of approximately $1.3 million to reflect the acceleration of amortization of premiums on available-for-sale debt securities.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The purpose of this updated guidance is to better align a company's financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted ASU 2017-12 on January 1, 2019. ASU 2017-12 required a modified retrospective transition method in which the Company recognized the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. Adopting this standard did not have an impact on the Company’s financial condition or operations.

Newly Issued But Not Yet Effective Accounting Standards:

In June 2016, the FASB issued guidance related to credit losses on financial instruments. This update, commonly referred to as the current expected credit losses methodology (“CECL”), will change the accounting for credit losses on loans and debt securities. Under the new guidance, the Company’s measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods. This guidance is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. This amendment is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to beginning retained earnings, as of the beginning of the first reporting period in which the guidance is effective.

The Company formed a cross-functional committee that has evaluated existing technology and other solutions to assist with calculating losses under this new standard, selected a vendor to validate data currently loaded in the technology solution, and reviewed the validation assessment report. Additionally, the committee has selected a probability of default/loss given default model, run parallel calculations and evaluated changes to the overall internal control structure under the new model. Upon adoption of this standard, the Company will recognize credit losses earlier than it historically has done under the current incurred loss model. The Company will utilize a one to two year reasonable and supportable forecast period.

Due to this change in methodology, the Company anticipates larger increases in credit loss allowances for its longer-lived retail portfolios and smaller increases for its shorter-lived commercial portfolio. Based upon the Company’s loan portfolio composition at December 31, 2019, and the current economic environment and management’s current forecast and qualitative adjustment assumptions, the Company estimates an 8% - 13% increase in its allowance for credit losses upon adoption of this standard. The final impact of CECL on its allowance for credit losses, effective January 1, 2020, will depend on refinements to key assumptions including forecasting and qualitative factors. Once final, the calculation will require approval by the loan review committee and governance in accordance with the Company’s internal controls over financial reporting. Additionally, the Company has evaluated the need to recognize an allowance for credit impairment for available-for-sale debt securities. The impact on available-for-sale debt securities is subject to a limitation, which is based on the fair value of the debt securities. When evaluating the credit quality of our existing portfolio, the Company does not expect the allowance for credit impairment for available-for-sale securities to be significant.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
2019
Mortgage-backed securities: residential	$283,817	$4,751	$(387)	$288,181
Mortgage-backed securities: commercial	36,712	262	(2)	36,972
State and municipal securities	270,480	12,828	(228)	283,080
Total	$591,009	$17,841	$(617)	$608,233

2018
U.S. Treasury securities	$994	$0	$(7)	$987
U.S. government sponsored agencies	4,435	0	(85)	4,350
Mortgage-backed securities: residential	329,516	1,392	(5,496)	325,412
Mortgage-backed securities: commercial	38,712	0	(571)	38,141
State and municipal securities	217,964	1,403	(2,708)	216,659
Total	$591,621	$2,795	$(8,867)	$585,549

NOTE 2 – SECURITIES (continued)

Information regarding the fair value and amortized cost of available-for-sale debt securities by maturity as of December 31, 2019, is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$4,587	$4,610
Due after one year through five years	15,115	15,453
Due after five years through ten years	24,962	26,061
Due after ten years	225,816	236,956
	270,480	283,080
Mortgage-backed securities	320,529	325,153
Total debt securities	$591,009	$608,233

Security proceeds, gross gains and gross losses for 2019, 2018 and 2017 were as follows:

(dollars in thousands)	2019	2018	2017
Sales of securities available-for-sale
Proceeds	$57,114	$15,302	$40,877
Gross gains	279	21	267
Gross losses	(137)	(71)	(235)
Number of securities	46	29	50

Securities with carrying values of $59.3 million and $164.7 million were pledged as of December 31, 2019 and 2018, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of December 31, 2019 and 2018, is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2019
Mortgage-backed securities: residential	$23,436	$112	$14,174	$275	$37,610	$387
Mortgage-backed securities: commercial	4,591	2	0	0	4,591	2
State and municipal securities	14,188	228	0	0	14,188	228
Total temporarily impaired	$42,215	$342	$14,174	$275	$56,389	$617

2018
U.S. Treasury securities	$0	$0	$987	$7	$987	$7
U.S. government sponsored agencies	0	0	4,350	85	4,350	85
Mortgage-backed securities: residential	11,619	12	217,182	5,484	228,801	5,496
Mortgage-backed securities: commercial	0	0	38,141	571	38,141	571
State and municipal securities	26,229	124	85,982	2,584	112,211	2,708
Total temporarily impaired	$37,848	$136	$346,642	$8,731	$384,490	$8,867

NOTE 2 – SECURITIES (continued)

The number of securities with unrealized losses as of December 31, 2019 and 2018 is presented below.

	Less than	12 months
	12 months	or more	Total
2019
Mortgage-backed securities: residential	7	6	13
Mortgage-backed securities: commercial	1	0	1
State and municipal securities	11	0	11
Total temporarily impaired	19	6	25

2018
U.S. Treasury securities	0	1	1
U.S. government sponsored agencies	0	2	2
Mortgage-backed securities: residential	5	84	89
Mortgage-backed securities: commercial	0	9	9
State and municipal securities	35	111	146
Total temporarily impaired	40	207	247

There were no debt securities with credit losses recognized in income during 2019, 2018 or 2017.

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

The Company does not have a history of actively trading securities, but keeps the securities available-for-sale should liquidity for interest rate risk management or other needs develop that would warrant the sale of securities. While these securities are held in the available-for-sale portfolio, it is management’s current intent and ability to hold them until a recovery in fair value or maturity.

NOTE 3 – LOANS

Total loans outstanding as of the years ended December 31, 2019 and 2018 consisted of the following:

(dollars in thousands)	2019	2018
Commercial and industrial loans:
Working capital lines of credit loans	$709,849	$690,620
Non-working capital loans	717,019	714,759
Total commercial and industrial loans	1,426,868	1,405,379

Commercial real estate and multi-family residential loans:
Construction and land development loans	287,641	266,805
Owner occupied loans	573,665	586,325
Nonowner occupied loans	571,364	520,901
Multi-family loans	240,652	195,604
Total commercial real estate and multi-family residential loans	1,673,322	1,569,635

Agri-business and agricultural loans:
Loans secured by farmland	174,380	177,503
Loans for agricultural production	205,151	193,010
Total agri-business and agricultural loans	379,531	370,513

Other commercial loans	112,302	95,657
Total commercial loans	3,592,023	3,441,184

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	177,227	185,822
Open end and junior lien loans	186,552	187,030
Residential construction and land development loans	12,966	16,226
Total consumer 1-4 family mortgage loans	376,745	389,078

Other consumer loans	98,617	86,064
Total consumer loans	475,362	475,142
Gross loans	4,067,385	3,916,326
Less: Allowance for loan losses	(50,652)	(48,453)
Net deferred loan fees	(1,557)	(1,581)
Loans, net	$4,015,176	$3,866,292

The recorded investment in loans does not include accrued interest.

The Company had $1.6 million and $586,000 in residential real estate loans in process of foreclosure as of December 31, 2019 and 2018, respectively.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity and balance in the allowance for loan losses by portfolio segment for the year ended December 31, 2019, 2018 and 2017:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2019
Beginning balance	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453
Provision for loan losses	4,259	259	(444)	79	(219)	275	(974)	3,235
Loans charged-off	(1,447)	(17)	0	0	(110)	(336)	0	(1,910)
Recoveries	459	161	8	0	123	123	0	874
Net loans (charged-off) recovered	(988)	144	8	0	13	(213)	0	(1,036)
Ending balance	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2018
Beginning balance	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121
Provision for loan losses	5,884	1,140	(657)	(209)	(536)	150	628	6,400
Loans charged-off	(5,215)	(491)	0	0	(48)	(357)	0	(6,111)
Recoveries	752	30	42	0	108	111	0	1,043
Net loans (charged-off) recovered	(4,463)	(461)	42	0	60	(246)	0	(5,068)
Ending balance	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2017
Beginning balance	$20,272	$13,452	$3,532	$461	$2,827	$387	$2,787	$43,718
Provision for loan losses	614	997	1,365	116	(105)	134	(121)	3,000
Loans charged-off	(842)	(406)	0	0	(53)	(259)	0	(1,560)
Recoveries	1,053	671	23	0	99	117	0	1,963
Net loans (charged-off) recovered	211	265	23	0	46	(142)	0	403
Ending balance	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following tables present balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 and 2018:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,324	$538	$90	$0	$426	$6	$0	$10,384
Collectively evaluated for impairment	16,465	15,258	3,779	447	1,660	339	2,320	40,268
Total ending allowance balance	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652

Loans:
Loans individually evaluated for impairment	$19,580	$4,998	$445	$0	$2,789	$17	$0	$27,829
Loans collectively evaluated for impairment	1,407,246	1,665,842	379,186	112,166	375,210	98,349	0	4,037,999
Total ending loans balance	$1,426,826	$1,670,840	$379,631	$112,166	$377,999	$98,366	$0	$4,065,828

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,552	$921	$73	$0	$457	$26	$0	$10,029
Collectively evaluated for impairment	13,966	14,472	4,232	368	1,835	257	3,294	38,424
Total ending allowance balance	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453

Loans:
Loans individually evaluated for impairment	$19,734	$4,266	$433	$0	$2,240	$44	$0	$26,717
Loans collectively evaluated for impairment	1,385,604	1,562,899	370,174	95,520	388,053	85,778	0	3,888,028
Total ending loans balance	$1,405,338	$1,567,165	$370,607	$95,520	$390,293	$85,822	$0	$3,914,745

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$22	$22	$0
Non-working capital loans	2,130	735	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,189	3,010	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Loans for ag production	15	15	0
Consumer 1-4 family loans:
Closed end first mortgage loans	411	330	0
Open end and junior lien loans	121	121	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,214	6,214	3,089
Non-working capital loans	13,230	12,609	6,235
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,988	1,988	538
Agri-business and agricultural loans:
Loans secured by farmland	147	147	90
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,643	1,646	363
Open end and junior lien loans	641	640	53
Residential construction loans	51	52	10
Other consumer loans	17	17	6
Total	$30,422	$27,829	$10,384

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$3,284	$1,889	$0
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,773	1,527	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	583	502	0
Open end and junior lien loans	220	220	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	9,691	6,694	2,602
Non-working capital loans	11,099	11,151	5,950
Commercial real estate and multi-family residential loans:
Construction and land development loans	291	291	142
Owner occupied loans	2,938	2,448	779
Agri-business and agricultural loans:
Loans secured by farmland	150	150	73
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,517	1,518	457
Other consumer loans	45	44	26
Total	$32,194	$26,717	$10,029

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2019:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$176	$9	$9
Non-working capital loans	1,170	40	30
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,354	34	34
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Loans for ag production	4	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	272	3	3
Open end and junior lien loans	133	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,335	143	81
Non-working capital loans	11,800	448	410
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,849	43	39
Agri-business and agricultural loans:
Loans secured by farmland	147	3	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,643	45	43
Open end and junior lien loans	268	0	0
Residential construction loans	9	0	0
Other consumer loans	21	2	1
Total	$26,464	$770	$651

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2018:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$785	$26	$23
Non-working capital loans	1,862	74	68
Commercial real estate and multi-family residential loans:
Construction and land development loans	58	5	4
Owner occupied loans	2,291	36	37
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	521	13	12
Open end and junior lien loans	205	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,307	74	12
Non-working capital loans	5,328	138	81
Commercial real estate and multi-family residential loans:
Construction and land development loans	453	26	29
Owner occupied loans	1,631	9	1
Agri-business and agricultural loans:
Loans secured by farmland	12	1	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,214	37	36
Open end and junior lien loans	38	0	0
Other consumer loans	47	3	3
Total	$18,035	$442	$306

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2017:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$407	$46	$39
Non-working capital loans	1,341	57	51
Commercial real estate and multi-family residential loans:
Construction and land development loans	110	5	5
Owner occupied loans	2,349	17	15
Nonowner occupied loans	3,009	294	284
Agri-business and agricultural loans:
Loans secured by farmland	287	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	293	9	8
Open end and junior lien loans	103	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,083	17	17
Non-working capital loans	5,715	103	103
Commercial real estate and multi-family residential loans:
Construction and land development loans	69	5	0
Owner occupied loans	1,664	3	2
Agri-business and agricultural loans:
Loans secured by farmland	2	0	0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,006	25	22
Open end and junior lien loans	80	0	0
Other consumer loans	52	3	3
Total	$18,570	$584	$549

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans:

			Greater than
		30‑89	90 Days Past		Total Past
	Loans Not	Days	Due and Still		Due and
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$703,737	$10	$0	$6,236	$6,246	$709,983
Non-working capital loans	710,557	4	0	6,282	6,286	716,843
Commercial real estate and multi-family residential loans:
Construction and land development loans	286,534	0	0	0	0	286,534
Owner occupied loans	569,303	0	0	4,056	4,056	573,359
Nonowner occupied loans	570,687	0	0	0	0	570,687
Multi-family loans	240,260	0	0	0	0	240,260
Agri-business and agricultural loans:
Loans secured by farmland	173,959	0	0	430	430	174,389
Loans for agricultural production	205,228	0	0	14	14	205,242
Other commercial loans	112,166	0	0	0	0	112,166
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	174,902	1,099	45	827	1,971	176,873
Open end and junior lien loans	187,255	188	0	761	949	188,204
Residential construction loans	12,870	0	0	52	52	12,922
Other consumer loans	98,176	173	0	17	190	98,366
Total	$4,045,634	$1,474	$45	$18,675	$20,194	$4,065,828

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans:

			Greater than
		30‑89	90 Days Past		Total Past
	Loans Not	Days	Due and Still		Due and
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$684,191	$4,328	$0	$2,245	$6,573	$690,764
Non-working capital loans	709,629	3,368	0	1,577	4,945	714,574
Commercial real estate and multi-family residential loans:
Construction and land development loans	265,544	0	0	0	0	265,544
Owner occupied loans	583,214	486	0	2,269	2,755	585,969
Nonowner occupied loans	520,431	57	0	0	57	520,488
Multi-family loans	195,164	0	0	0	0	195,164
Agri-business and agricultural loans:
Loans secured by farmland	177,080	150	0	283	433	177,513
Loans for agricultural production	193,094	0	0	0	0	193,094
Other commercial loans	95,520	0	0	0	0	95,520
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	183,420	1,370	0	671	2,041	185,461
Open end and junior lien loans	188,320	98	0	220	318	188,638
Residential construction loans	16,194	0	0	0	0	16,194
Other consumer loans	85,654	168	0	0	168	85,822
Total	$3,897,455	$10,025	$0	$7,265	$17,290	$3,914,745

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.5 million and $3.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2019 and 2018. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

(dollars in thousands)	2019	2018
Accruing troubled debt restructured loans	$5,909	$8,016
Nonaccrual troubled debt restructured loans	3,188	4,384
Total troubled debt restructured loans	$9,097	$12,400

During the year ending December 31, 2019, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

Additional concessions were granted to borrowers during 2019 with previously identified troubled debt restructured loans. There were three commercial real estate loans with recorded investments totaling $1.9 million and five commercial and industrial loans with recorded investments totaling $2.4 million where the collateral values or cash flows were insufficient to support the loans. These troubled debt restructured loans with additional concessions decreased the allowance by $484,000 and resulted in no charge-offs for year ending December 31, 2019. These concessions are not included in the table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the year ending December 31, 2019:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings Commercial and industrial loans:
Working capital lines of credit loans	1	$35	$35	1	1
Total	1	$35	$35	1	1

For the period ending December 31, 2019, the working capital line of credit loan troubled debt restructuring described above had no impact to the allowance and no charge-offs were recorded.

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans by class modified as new troubled debt restructurings that occurred during the year ending December 31, 2018:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings Commercial and industrial loans:
Working capital lines of credit loans	1	$600	$600	1	0
Non-working capital loans	7	4,628	4,628	7	0‑6
Commercial real estate and multi-family residential loans:
Construction and land development loans	1	824	824	1	12
Owner occupied loans	2	933	933	2	12
Consumer 1-4 family loans:
Closed end first mortgage loans	1	198	197	1	239
Total	12	$7,183	$7,182	12	0‑239

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the year ending December 31, 2017:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings Commercial and industrial loans:
Working capital lines of credit loans	1	$1,324	$1,324	1	9
Non-working capital loans	4	1,922	1,922	4	0‑6
Commercial real estate and multi-family residential loans:
Owner occupied loans	1	486	486	1	6
Consumer 1-4 family loans:
Closed end first mortgage loans	2	120	122	2	198‑350
Total	8	$3,852	$3,854	8	0‑350

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The following table presents loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31, 2019, 2018 and 2017.

	2019		2018		2017
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Troubled Debt Restructurings that Subsequently Defaulted Commercial and industrial loans:
Non-working capital loans	1	$601	0	$0	0	$0
Total	1	$601	0	$0	0	$0

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$631,728	$40,551	$37,278	$0	$426	$709,983
Non-working capital loans	673,370	18,782	19,381	0	5,310	716,843
Commercial real estate and multi-family residential loans:
Construction and land development loans	286,534	0	0	0	0	286,534
Owner occupied loans	535,496	14,804	23,059	0	0	573,359
Nonowner occupied loans	569,315	781	591	0	0	570,687
Multi-family loans	240,260	0	0	0	0	240,260
Agri-business and agricultural loans:
Loans secured by farmland	165,005	7,952	1,432	0	0	174,389
Loans for agricultural production	191,489	13,738	15	0	0	205,242
Other commercial loans	112,166	0	0	0	0	112,166
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	47,405	0	1,976	0	127,492	176,873
Open end and junior lien loans	10,845	0	762	0	176,597	188,204
Residential construction loans	0	0	51	0	12,871	12,922
Other consumer loans	27,250	0	17	0	71,099	98,366
Total	$3,490,863	$96,608	$84,562	$0	$393,795	$4,065,828

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$618,612	$43,240	$28,563	$0	$349	$690,764
Non-working capital loans	664,787	15,992	27,548	0	6,247	714,574
Commercial real estate and multi-family residential loans:
Construction and land development loans	264,900	353	291	0	0	265,544
Owner occupied loans	541,734	21,864	22,371	0	0	585,969
Nonowner occupied loans	517,356	2,491	641	0	0	520,488
Multi-family loans	194,948	216	0	0	0	195,164
Agri-business and agricultural loans:
Loans secured by farmland	166,623	9,107	1,783	0	0	177,513
Loans for agricultural production	183,189	8,155	1,750	0	0	193,094
Other commercial loans	95,516	0	0	0	4	95,520
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	54,879	0	2,021	0	128,561	185,461
Open end and junior lien loans	8,810	0	220	0	179,608	188,638
Residential construction loans	0	0	0	0	16,194	16,194
Other consumer loans	12,700	0	44	0	73,078	85,822
Total	$3,324,054	$101,418	$85,232	$0	$404,041	$3,914,745

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

The Company’s Finance Department, which is responsible for all accounting and SEC compliance, and the Company’s Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that determine the Company’s valuation policies and procedures. Both of these areas report directly to the Executive Vice President and Chief Financial Officer of the Company. For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two departments and the Executive Vice President and Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration. If there are assets or liabilities that are determined to be Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the board of directors (the “Board”) are made aware of such assets at their next scheduled meeting.

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

Mortgage servicing rights:  As of December 31, 2019, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $4.4 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 3.9%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2019, the constant prepayment speed (“PSA”) used was 118 and discount rate used was 9.4%. At December 31, 2018, the PSA used was 81 and the discount rate used was 9.4%.

At December 31, 2019, the sensitivity of the current fair value of MSRs to an immediate 10% and 20% adverse change in the PSA and discount rate was ($124,000) and ($242,000), respectively for the PSA, and was ($170,000) and ($329,000), respectively for the discount rate. These sensitivities are hypothetical and should not be relied upon. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the value of the MSR is calculated without changing any other assumption; however, in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

NOTE 5 – FAIR VALUE (continued)

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

Real estate mortgage loans held-for-sale:  Real estate mortgage loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors, and result in a Level 2 classification.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
Mortgage-backed securities: residential	$0	$288,181	$0	$288,181
Mortgage-backed securities: commercial	0	36,972	0	36,972
State and municipal securities	0	282,935	145	283,080
Total Securities	0	608,088	145	608,233
Mortgage banking derivative	0	198	0	198
Interest rate swap derivative	0	7,263	0	7,263
Total assets	$0	$615,549	$145	$615,694

Liabilities:
Mortgage banking derivative	0	14	0	14
Interest rate swap derivative	0	7,860	0	7,860
Total liabilities	$0	$7,874	$0	$7,874

	December 31, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. Treasury securities	$987	$0	$0	$987
U.S. government sponsored agency securities	0	4,350	0	4,350
Mortgage-backed securities: residential	0	325,412	0	325,412
Mortgage-backed securities: commercial	0	38,141	0	38,141
State and municipal securities	0	216,509	150	216,659
Total Securities	987	584,412	150	585,549
Mortgage banking derivative	0	95	0	95
Interest rate swap derivative	0	3,869	0	3,869
Total assets	$987	$588,376	$150	$589,513

Liabilities:
Mortgage banking derivative	0	23	0	23
Interest rate swap derivative	0	4,025	0	4,025
Total liabilities	$0	$4,048	$0	$4,048

There were no transfers between Level 1 and Level 2 during 2019 and 2018.

NOTE 5 – FAIR VALUE (continued)

The fair value of Level 3 available-for-sale securities was immaterial to warrant additional recurring fair value disclosures as of December 31, 2019 and 2018.

The tables below present the amount of assets measured at fair value on a nonrecurring basis:

	December 31, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$3,126	$3,126
Non-working capital loans	0	0	6,374	6,374
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	43	43
Owner occupied loans	0	0	1,449	1,449
Agri-business and agricultural loans:
Loans secured by farmland	0	0	57	57
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	474	474
Open end and junior lien loans	0	0	587	587
Other consumer loans	0	0	11	11
Total impaired loans	$0	$0	$12,121	$12,121
Other real estate owned	0	0	0	0
Total assets	$0	$0	$12,121	$12,121

	December 31, 2018
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$4,092	$4,092
Non-working capital loans	0	0	4,967	4,967
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	148	148
Owner occupied loans	0	0	1,669	1,669
Agri-business and agricultural loans:
Loans secured by farmland	0	0	77	77
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	553	553
Total impaired loans	$0	$0	$11,506	$11,506
Other real estate owned	0	0	316	316
Total assets	$0	$0	$11,822	$11,822

NOTE 5 – FAIR VALUE (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2019:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$9,500	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	53%	1%-100%

Impaired loans:
Commercial real estate	1,492	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	27%	7%-61%

Impaired loans:
Agribusiness and agricultural	57	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	61%

Impaired loans:
Consumer 1-4 family mortgage	1,061	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	14%	5%-100%

Impaired loans:
Other consumer	11	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	36%

NOTE 5 – FAIR VALUE (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2018:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$9,059	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	48%	4%-100%

Impaired loans:
Commercial real estate	1,817	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	34%	6%-53%

Impaired loans:
Agribusiness and agricultural	77	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	49%

Impaired loans:
Consumer 1-4 family mortgage	553	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	23%	0%-64%

Other real estate owned	316	Collateral based measurements	Discount to reflect current market conditions	0%

NOTE 5 – FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $22.2 million, with a valuation allowance of $10.1 million at December 31, 2019, resulting in an increase in provision for loan losses of $600,000 for the year ended December 31, 2019. At December 31, 2018, impaired loans had a gross carrying amount of $21.0 million, with a valuation allowance of $9.5 million, resulting in an increase in provision for loan losses of $7.1 million for the year ended December 31, 2018.

At December 31, 2019 and 2018, other real estate owned had a net carrying amount of $316,000.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2019. Items which are not financial instruments are not included.

	December 31, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$99,381	$96,603	$2,778	$0	$99,381
Securities available-for-sale	608,233	0	608,088	145	608,233
Real estate mortgages held-for-sale	4,527	0	4,614	0	4,614
Loans, net	4,015,176	0	0	3,979,006	3,979,006
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,391	0	3,729	11,662	15,391
Financial Liabilities:
Certificates of deposit	(1,192,067)	0	(1,202,060)	0	(1,202,060)
All other deposits	(2,941,752)	(2,941,752)	0	0	(2,941,752)
Federal Home Loan Bank advances	(170,000)	0	(169,998)	0	(169,998)
Standby letters of credit	(915)	0	0	(915)	(915)
Accrued interest payable	(11,604)	(102)	(11,502)	0	(11,604)

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2018. Items which are not financial instruments are not included.

	December 31, 2018
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$216,922	$214,452	$2,470	$0	$216,922
Securities available-for-sale	585,549	987	584,412	150	585,549
Real estate mortgages held-for-sale	2,293	0	2,314	0	2,314
Loans, net	3,866,292	0	0	3,786,175	3,786,175
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,518	3	3,569	11,946	15,518
Financial Liabilities:
Certificates of deposit	(1,419,754)	0	(1,424,553)	0	(1,424,553)
All other deposits	(2,624,311)	(2,624,311)	0	0	(2,624,311)
Securities sold under agreements to repurchase	(75,555)	0	(75,555)	0	(75,555)
Federal Home Loan Bank advances	(170,000)	0	(169,996)	0	(169,996)
Subordinated debentures	(30,928)	0	0	(31,195)	(31,195)
Standby letters of credit	(978)	0	0	(978)	(978)
Accrued interest payable	(10,404)	(110)	(10,289)	(5)	(10,404)

NOTE 6 – LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2019 and 2018:

(dollars in thousands)	2019	2018
Land	$12,511	$12,302
Premises and improvements	53,213	49,064
Equipment and furniture	38,691	36,111
Total cost	104,415	97,477
Less accumulated depreciation	44,261	39,380
Land, premises and equipment, net	$60,154	$58,097

The Company had land, premises and equipment of $100,000 held for sale and included in other assets as of December 31, 2019 and 2018.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 of the impairment test includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Our annual impairment analysis as of May 31, 2019, indicated that the Step 2 analysis was not necessary. Circumstances did not substantially change during the second half of the year such that the Company did not believe it was necessary to do an additional impairment analysis.

NOTE 8 – DEPOSITS

The following table details total deposits as of December 31, 2019 and 2018:

(dollars in thousands)	2019	2018
Non-interest bearing demand deposits	$983,307	$946,838
Savings and transaction accounts:
Savings deposits	234,508	247,903
Interest bearing demand deposits	1,723,937	1,429,570
Time deposits:
Other time deposits	281,934	273,533
Deposits of $100,000 to $250,000	291,805	268,058
Deposits of $250,000 or more	618,328	878,163
Total deposits	$4,133,819	$4,044,065

NOTE 8 – DEPOSITS (continued)

At December 31, 2019, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2020	$895,601
Maturing in 2021	206,303
Maturing in 2022	35,181
Maturing in 2023	23,143
Maturing in 2024	29,747
Thereafter	2,092
Total time deposits	$1,192,067

During 2019 the Bank entered into agreements with Promontory Interfinancial Network relative to their Insured Cash Sweep One-Way Buy program. As of December 31, 2019, the total amount available to the Bank via this program was $200.0 million, of which, $75.1 million was drawn.

NOTE 9 – BORROWINGS

For the years ending December 31, advances from the Federal Home Loan Bank were as follows:

(dollars in thousands)	2019	2018
Federal Home Loan Bank of Indianapolis Advance, 1.61%, Due January 7, 2020	$170,000	$0
Federal Home Loan Bank of Indianapolis Advance, 2.52%, Due January 7, 2019	0	170,000
Total	$170,000	$170,000

The outstanding FHLB advance at December 31, 2019 of $170.0 million is a fixed rate advance and may not be prepaid without penalty. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities with a carrying value of $453.2 million and $412.9 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company owned $10.4 million of FHLB stock, which also secures debts owed to the FHLB. The Company is authorized by the Board to borrow up to $800.0 million at the FHLB, but availability is limited to $115.5 million based on collateral and outstanding borrowings. Federal Reserve Discount Window borrowings were secured by commercial loans with a carrying value of $446.9 million and $381.5 million as of December 31, 2019 and 2018. The Company had a borrowing capacity of $339.5 million and $286.5 million at the Federal Reserve Bank as of December 31, 2019 and 2018, respectively. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2019 and 2018.

The Company had $325.0 million of availability in federal funds lines with twelve correspondent banks, none of which was drawn on as of December 31, 2019 and 2018. The Bank is also a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the Exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an ‘offer’ out to sell that day. As of December 31, 2019 and 2018, the total amount approved for the Bank via AFX banks was $244.0 million and $119.0 million, respectively. There were no amounts drawn as of December 31, 2019 and 2018.

On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on January 14, 2020. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed. There was no amount drawn on the line as of December 31, 2019.

NOTE 9 – BORROWINGS (continued)

Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. The Bank discontinued offering this product in early 2019. All repo accounts at December 31, 2018 matured on demand. Repo accounts are not covered by federal deposit insurance and are secured by securities owned.

The following is a schedule, at the end of the year indicated, of statistical information relating to securities sold under agreement to repurchase secured by either U.S. government agency securities or mortgage-backed securities classified as securities available-for-sale. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of stockholders' equity at the end of each period.

(dollars in thousands)	2019	2018	2017
Securities sold under agreements to repurchase
Outstanding at year end	$0	$75,555	$70,652
Approximate average interest rate at year end	0.00%	0.74%	0.46%
Highest amount outstanding as of any month end during the year	$72,814	$106,239	$77,886
Approximate average outstanding during the year	15,104	86,874	63,379
Approximate average interest rate during the year	0.86%	0.58%	0.39%

NOTE 10 – SUBORDINATED DEBENTURES

Lakeland Statutory Trust II, a trust formed by the Company (the “Trust”), issued $30.0 million of floating rate trust preferred securities on October 1, 2003 as part of a privately placed offering of such securities. The Company issued $30.9 million of subordinated debentures to the Trust in exchange for the proceeds of the Trust. The Company held a controlling interest in the Trust, but did not have a majority of voting rights; therefore the Trust was considered a variable interest entity. The Company was not considered the primary beneficiary of this Trust; therefore, the Trust was not consolidated in the Company’s financial statements, but rather the subordinated debentures was shown as a liability. The Company’s investment in the common stock of the Trust was included in other assets and was $0 and $928,000 as of December 31, 2019 and 2018, respectively.

Subject to the Company having received prior approval of the Federal Reserve, the Company was able to redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures were required to be redeemed no later than 2033. These securities were considered Tier I capital (with certain limitations applicable) under current regulatory guidelines and, subject to certain limitations, were also considered Tier 1 capital under Basel III.

On December 31, 2019, the Company redeemed $30.0 million of trust preferred securities of the Trust. The trust preferred securities were redeemed, along with $928,000 in common securities issued by the Trust and held by the Company, as a result of the concurrent redemption of 100% of the Company’s junior subordinated debentures due 2033 and held by the Trust, which underlie the trust preferred securities. The redemption price for the junior subordinated debentures was equal to 100% of the principal amount plus accrued interest up to, but not including, the redemption date. The proceeds from the redemption of the junior subordinated debentures were simultaneously applied to redeem all of the outstanding common securities and the outstanding trust preferred securities at a price of 100% of the aggregate liquidation amount of the trust preferred securities plus accumulated but unpaid distributions up to, but not including, the redemption date. The redemption was pursuant to the optional redemption provisions of the underlying indenture.

The floating rate of the trust preferred securities and subordinated debentures was equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.05%, which was 5.85% at December 31, 2018.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS

In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, six retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2019 and 2018.

Information as to the Company’s employee benefit plans at December 31, 2019 and 2018 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2019	2018	2019	2018
Change in benefit obligation:
Beginning benefit obligation	$2,118	$2,862	$924	$1,086
Interest cost	87	93	37	34
Actuarial (gain) loss	631	(325)	164	(62)
Benefits paid	(121)	(512)	(134)	(134)
Ending benefit obligation	2,715	2,118	991	924

Change in plan assets (primarily equity and fixed income investments and money market funds), at fair value:
Beginning plan assets	2,151	2,356	885	1,047
Actual return	415	(61)	163	(28)
Employer contribution	27	368	0	0
Benefits paid	(121)	(512)	(134)	(134)
Ending plan assets	2,472	2,151	914	885
Funded status at end of year	$(243)	$33	$(77)	$(39)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2019	2018	2019	2018
Funded status included in other liabilities	$(243)	$33	$(77)	$(39)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2019	2018	2019	2018
Net actuarial loss	$1,464	$1,242	$597	$615

The accumulated benefit obligation for the pension plan was $2.7 million and $2.1 million for December 31, 2019 and 2018, respectively. The accumulated benefit obligation for the SERP was $1.0 million and $900,000 for December 31, 2019 and 2018, respectively.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Net period benefit cost and other amounts recognized in other comprehensive income (loss) include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2019	2018	2017	2019	2018	2017
Net pension expense:
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	87	93	104	37	34	40
Expected return on plan assets	(137)	(138)	(143)	(55)	(61)	(63)
Recognized net actuarial loss	132	193	185	73	73	80
Settlement cost	0	224	0	0	0	0
Net pension expense	$82	$372	$146	$55	$46	$57

Net (gain) loss	$353	$(296)	$(36)	$56	$27	$(61)
Amortization of net loss	(132)	(193)	(185)	(73)	(73)	(80)
Total recognized in other comprehensive income (loss)	221	(489)	(221)	(17)	(46)	(141)
Total recognized in net pension expense and other comprehensive income (loss)	$303	$(117)	$(75)	$38	$0	$(84)

The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $172,000 for the pension plan and $80,000 for the SERP. The settlement costs in 2018 were related to participants taking lump sum distributions from the pension plan during those years.

For 2019, 2018 and 2017, the assumed form of payment elected by active participants upon retirement was a lump sum to reflect participant trends. The lump sum assumed interest rates, below, for December 31, 2019, 2018 and 2017 reflect the mortality table in effect for 2019, 2018 and 2017, respectively. For 2019, the mortality assumption was changed to the PRI-2012 White Collar Mortality Table, with full generational Projection Scale MP-2019 as of December 31, 2019, to reflect improved mortality expectations. For 2018, the mortality assumption was changed to the RP-2014 Mortality Table, adjusted to 2006, with full generational Projection Scale MP-2018 as of December 31, 2018, to reflect improved mortality expectations. For 2017, the mortality assumption was changed to the RP-2014 Mortality Table, adjusted to 2006, with full generational Projection Scale MP-2017 as of December 31, 2017, to reflect improved mortality expectations.

	Pension Benefits			SERP Benefits
	2019	2018	2017	2019	2018	2017
The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	2.98%	4.08%	3.46%	2.98%	4.08%	3.46%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates
First 5 years	2.01%	3.33%	2.05%	N/A	N/A	N/A
Next 15 years	3.06%	4.39%	3.61%	N/A	N/A	N/A
All future years	3.65%	4.72%	4.27%	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	4.08%	3.46%	3.86%	4.08%	3.46%	3.86%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

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

The weighted average expected long-term rate of return on pension plan and SERP assets is developed in consultation with the plans actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company's plan assets. The following assumptions were used in determining the total long term rate of return: equity securities were assumed to have a long-term rate of return of approximately 8.85% and debt securities were assumed to have a long-term rate of return of approximately 3.0%. These rates of return were adjusted to reflect an approximate target allocation of 60% equity securities and 40% debt securities with a small downward adjustment due to investments in the “Other” category, which consist of low yielding money market mutual funds.

Certain asset types and investment strategies are prohibited including, the investment in commodities, options, futures, short sales, margin transactions and non-marketable securities.

The Company's pension plan asset allocation at year-end 2019 and 2018, target allocation for 2020, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2020	2019	2018	of Return
Equity securities	55-65%	61%	59%	8.85%
Debt securities	35-45%	36%	40%	3.00%
Other	5-10%	3%	1%	0.10%
Total		100%	100%	6.50%

The Company’s SERP plan asset allocation at year-end 2019 and 2018, target allocation for 2020, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2020	2019	2018	of Return
Equity securities	55-65%	65%	58%	8.85%
Debt securities	35-45%	34%	40%	3.00%
Other	5-10%	1%	2%	0.10%
Total		100%	100%	6.50%

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

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

The fair values of the Company’s pension plan assets at December 31, 2019, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$912	$912	$0	$0
Equity securities - US mid cap stock mutual funds	115	115	0	0
Equity securities - US small cap stock mutual funds	119	119	0	0
Equity securities - international stock mutual funds	257	257	0	0
Equity securities - emerging markets stock mutual funds	111	111	0	0
Debt securities - intermediate term bond mutual funds	402	402	0	0
Debt securities - short term bond mutual funds	480	480	0	0
Cash - money market account	74	74	0	0
Total	$2,470	$2,470	$0	$0

Total pension plan assets available for benefits also include $2,000 in accrued interest and dividend income.

The fair values of the Company’s pension plan assets at December 31, 2018, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$784	$784	$0	$0
Equity securities - US mid cap stock mutual funds	107	107	0	0
Equity securities - US small cap stock mutual funds	114	114	0	0
Equity securities - international stock mutual funds	225	225	0	0
Equity securities - emerging markets stock mutual funds	49	49	0	0
Debt securities - intermediate term bond mutual funds	309	309	0	0
Debt securities - short term bond mutual funds	543	543	0	0
Cash - money market account	17	17	0	0
Total	$2,148	$2,148	$0	$0

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Total pension plan assets available for benefits also include $3,000 in accrued interest and dividend income.

There were no Level 2 or 3 securities during either year.

The fair values of the Company’s SERP assets at December 31, 2019, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$353	$353	$0	$0
Equity securities - US mid cap stock mutual funds	46	46	0	0
Equity securities - US small cap stock mutual funds	47	47	0	0
Equity securities - emerging markets stock mutual funds	43	43	0	0
Equity securities - international stock mutual funds	100	100	0	0
Debt securities - intermediate term bond mutual funds	156	156	0	0
Debt securities - short term bond mutual funds	155	155	0	0
Cash - money market account	13	13	0	0
Total	$913	$913	$0	$0

Total SERP plan assets available for benefits also include $1,000 in accrued interest and dividend income.

The fair values of the Company's SERP assets at December 31, 2018, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$322	$322	$0	$0
Equity securities - US mid cap stock mutual funds	43	43	0	0
Equity securities - US small cap stock mutual funds	43	43	0	0
Equity securities - emerging markets stock mutual funds	18	18	0	0
Equity securities - international stock mutual funds	89	89	0	0
Debt securities - intermediate term bond mutual funds	123	123	0	0
Debt securities - short term bond mutual funds	231	231	0	0
Cash - money market account	15	15	0	0
Total	$884	$884	$0	$0

Total SERP plan assets available for benefits also include $1,000 in accrued interest and dividend income.

There were no Level 2 or 3 securities during either year.

Contributions

The Company does not expect to contribute to its pension or SERP plans in 2020.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Estimated Future Benefit Payments

The following benefit payments are expected to be paid over the next ten years:

	Pension	SERP
Plan Year	Benefits	Benefits
(dollars in thousands)
2020	$259	$132
2021	220	126
2022	228	120
2023	205	112
2024	202	103
2025-2029	870	364

NOTE 12 – OTHER BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $1.8 million, $1.8 million and $1.7 million in 2019, 2018 and 2017, respectively.

Deferred Compensation Plan

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The (income) expense recognized was $461,000, ($31,000) and $456,000 during the years ended December 31, 2019, 2018 and 2017, respectively. This resulted in a deferred compensation liability of $4.2 million and $3.3 million as of year-end 2019 and 2018, respectively. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.

Employee Agreements

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $5.3 million as of December 31, 2019. On December 31, 2019, no amounts were accrued on these contingent obligations.

Directors’ Deferred Compensation and Cash Plans

The Company maintains a directors’ deferred compensation plan and a cash plan. The amount owed to directors for fees under the deferred directors’ compensation and cash plans as of December 31, 2019 and 2018 was $4.4 million and $4.0 million, respectively. The related expense for the deferred directors’ compensation and cash plans for the years ended December 31, 2019, 2018 and 2017 was $515,000, $486,000 and $491,000, respectively.

NOTE 13 – INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“Act”) was enacted into law and, among other items, reduces the corporate income tax rate from 35% to 21%, effective January 1, 2018. The enactment of this law resulted in a lower federal income tax rate resulting in a reduction of the benefit provided by the Company’s existing deferred tax assets.

In accordance with ASC Topic 740, “Income Taxes”, the Company revalued its net deferred tax asset based on facts and circumstances available for the reporting period ending December 31, 2017 in which the Act was enacted and through the time the Company issues its financial statements for that reporting period. As a result of this revaluation, the Company recorded an income tax provision of $4.1 million for the period ending December 31, 2017. In addition, through the preparation the Company’s 2017 corporate tax return and the completion of cost segregation studies on new construction projects, the Company recognized a tax benefit of $408,000 for the year ending December 31, 2018.

Income tax expense for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

(dollars in thousands)	2019	2018	2017
Current federal	$19,430	$16,871	$27,064
Deferred federal	(408)	707	(199)
Revalue deferred taxes due to tax reform	0	(408)	4,137
Current state	1,394	1,462	1,559
Deferred state	(78)	(99)	(257)
Total income tax expense	$20,338	$18,533	$32,304

The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 21% for 2019 and 2018 and 35% for 2017 to income before income taxes were as follows:

(dollars in thousands)	2019	2018	2017
Income taxes at statutory federal rate of 21% (2019 and 2018) and 35% (2017)	$22,551	$20,778	$31,372
Increase (decrease) in taxes resulting from:
Tax exempt income	(1,682)	(1,434)	(2,015)
Nondeductible expense	194	165	193
State income tax, net of federal tax effect	1,040	1,077	846
Captive insurance premium income	(310)	(292)	(378)
Tax credits	(548)	(412)	(326)
Bank owned life insurance	(573)	(303)	(619)
Long - term incentive plan	(421)	(641)	(854)
Revaluation deferred tax asset at 21% rate	0	(408)	4,137
Other	87	3	(52)
Total income tax expense	$20,338	$18,533	$32,304

NOTE 13 – INCOME TAXES (continued)

The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2019 and 2018 consisted of the following:

(dollars in thousands)	2019	2018
Deferred tax assets:
Bad debts	$12,945	$12,478
Pension and deferred compensation liability	1,505	1,188
Nonaccrual loan interest	1,104	937
Long-term incentive plan	2,281	2,357
Lease liability	1,303	0
Other	510	506
	19,648	17,466
Deferred tax liabilities:
Depreciation	4,741	4,583
Loan servicing rights	1,019	877
State taxes	464	447
Intangible assets	1,270	1,280
REIT spillover dividend	1,401	1,231
Prepaid expenses	795	786
Lease Right of Use	1,303	0
Other	382	475
	11,375	9,679
Valuation allowance	0	0
Net deferred tax asset	$8,273	$7,787

In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized net gain (loss) on securities available-for-sale included in equity was ($3.6) million and $1.3 million for 2019 and 2018, respectively. The deferred income tax asset allocated to the pension plan and SERP included in equity was $512,000 and $462,000 for 2019 and 2018, respectively.

The Company evaluated its deferred tax asset at year end 2019 and has concluded that it is more likely than not that it will be realized. The Company expects to have taxable income in the future such that the deferred tax asset will be realized. Therefore, no valuation allowance is required.

Unrecognized Tax Benefits

The Company did not have any unrecognized tax benefits at December 31, 2019 or 2018. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2019, 2018 and 2017. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2015.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2019 and 2018 were as follows:

(dollars in thousands)	2019	2018
Beginning balance	$83,546	$105,242
New loans and advances	55,465	94,542
Effect of changes in related parties	(5,967)	0
Repayments and renewals	(49,064)	(116,238)
Ending balance	$83,980	$83,546

Deposits from principal officers, directors, and their affiliates at year-end 2019 were $33.3 million and there were no securities sold under agreements to repurchase. Deposits from principal officers, directors, and their affiliates at year-end 2018 were $12.1 million plus an additional $1.9 million included in securities sold under agreements to repurchase.

NOTE 15 – STOCK BASED COMPENSATION

Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by the Company’s stockholders. At its inception there were 1,125,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 435,867 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Non-vested shares from the 2008 Plan that are unused at vesting are added to the shares available to grant of the 2013 Plan. Effective April 12, 2017, the Company adopted the Lakeland Financial Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was also approved by the Company’s stockholders. At its inception there were 1,000,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. As of December 31, 2019, 684,926 shares were available for future grants. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.

Included in net income for the years ended December 31, 2019, 2018 and 2017 was employee stock compensation expense of $4.2 million, $5.6 million and $5.7 million, and a related tax benefit of $1.1 million, $1.5 million and $2.2 million, respectively.

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

There were no stock option grants in 2019, 2018 or 2017. Also, there were no modifications of stock option awards during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, there was no unrecognized compensation cost related to non-vested stock options granted under the plan.

NOTE 15 – STOCK BASED COMPENSATION (continued)

All outstanding stock options were exercised during the year ended December 31, 2018. The following table presents information on stock awards exercised for the years ended December 31, 2019, 2018, and 2017.

(dollars in thousands)	2019	2018	2017
Total intrinsic value	$0	$243	$44
Cash received	0	118	24
Actual tax benefit realized for tax deductions	0	0	0

Restricted Stock Awards and Units

The fair value of restricted stock awards and units is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest based upon a schedule determined at the grant date, with the exception of 15,600 shares included as vested, below, which vested on the grant date.

A summary of the changes in the Company’s non-vested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2019	1,000	$48.14
Granted	19,100	44.59
Vested	(16,600)	44.56
Nonvested at December 31, 2019	3,500	$45.70

As of December 31, 2019, there was $135,000 of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted period of 1.01 years. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $737,000, $726,000 and $1.2 million, respectively.

Performance Stock Units

The fair value of stock awards is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The expected dividend rate is assumed to be the most recent dividend rate declared by the Board on the grant date. The grant date fair value of stock awards is assumed at the target payout rate. The stock awards fully vest on the third anniversary of the grant date. The 2019-2021, 2018-2020 and 2017-2019 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on beginning equity. Shares granted below include the number of shares assumed granted based on actual performance criteria of the 2019-2021, 2018-2020 and 2017-2019 Long-Term Incentive Plans at December 31, 2019.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2019	368,503	$39.83
Granted	39,715	41.78
Vested	(126,672)	29.23
Forfeited	(4,461)	45.42
Nonvested at December 31, 2019	277,085	$44.86

As of December 31, 2019, there was $3.4 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted period of 1.55  years. The total fair value of shares vested during the year ended December 31, 2019, 2018 and 2017 was $5.7 million, $6.6 million and $5.1 million, respectively. During the years ended December 31, 2019, 2018 and 2017, 126,672, 137,472 and 112,055 shares vested, respectively.

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

The capital adequacy requirements were heightened by the Basel III Rules, which went into effect on January 1, 2015 with a phase-in period for certain aspects of the rule through 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.000% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 and 2018 was 2.50% and 1.875%, respectively. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The quantitative measures established by regulation to ensure capital adequacy that were in effect on December 31, 2019 and 2018, require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total, Tier I and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2019 and 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 16 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2019, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank’s category.

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$631,723	14.36%	$351,894	8.00%	$461,862	N/A	N/A	N/A
Bank	$616,386	14.04%	$351,227	8.00%	$460,985	10.50%	$439,034	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$580,982	13.21%	$263,921	6.00%	$373,887	N/A	N/A	N/A
Bank	$565,645	12.88%	$263,420	6.00%	$373,179	8.50%	$351,227	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$580,982	13.21%	$197,941	4.50%	$307,908	N/A	N/A	N/A
Bank	$565,645	12.88%	$197,565	4.50%	$307,324	7.00%	$285,372	6.50%
Tier I Capital (to Average Assets)
Consolidated	$580,982	11.67%	$199,099	4.00%	$199,099	N/A	N/A	N/A
Bank	$565,645	11.43%	$197,923	4.00%	$197,923	4.00%	$247,404	5.00%

As of December 31, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$601,379	14.20%	$338,690	8.00%	$418,070	N/A	N/A	N/A
Bank	$583,206	13.80%	$338,098	8.00%	$417,340	9.875%	$422,623	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$552,836	13.06%	$254,017	6.00%	$333,398	N/A	N/A	N/A
Bank	$534,664	12.65%	$253,574	6.00%	$332,815	7.875%	$338,098	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$522,836	12.35%	$190,513	4.50%	$269,893	N/A	N/A	N/A
Bank	$534,664	12.65%	$190,180	4.50%	$269,422	6.375%	$274,705	6.50%
Tier I Capital (to Average Assets)
Consolidated	$552,836	11.44%	$193,305	4.00%	$193,305	N/A	N/A	N/A
Bank	$534,664	11.06%	$193,312	4.00%	$193,312	4.00%	$241,639	5.00%

The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2019, approximately $89.1 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2019. Notwithstanding the availability of funds for dividends however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 17 – OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2019 and 2018.

	December 31, 2019
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral	Net
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Amount
Assets
Interest Rate Swap Derivatives	$7,263	$0	$7,263	$0	$0	$7,263
Total Assets	$7,263	$0	$7,263	$0	$0	$7,263
Liabilities
Interest Rate Swap Derivatives	$7,860	$0	$7,860	$0	$(7,560)	$300
Repurchase Agreements	0	0	0	0	0	0
Total Liabilities	$7,860	$0	$7,860	$0	$(7,560)	$300

	December 31, 2018
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral	Net
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Amount
Assets
Interest Rate Swap Derivatives	$3,869	$0	$3,869	$0	$(760)	$3,109
Total Assets	$3,869	$0	$3,869	$0	$(760)	$3,109
Liabilities
Interest Rate Swap Derivatives	$4,025	$0	$4,025	$0	$(560)	$3,465
Repurchase Agreements	75,555	0	75,555	(75,555)	0	0
Total Liabilities	$79,580	$0	$79,580	$(75,555)	$(560)	$3,465

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

NOTE 18 – COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2019 and 2018, were as follows:

	2019		2018
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commercial loan lines of credit	$39,104	$1,451,704	$63,625	$1,337,437
Commercial letters of credit	0	0	0	3,245
Standby letters of credit	0	70,932	0	81,512
Real estate mortgage loans	4,448	1,488	2,811	2,881
Real estate construction mortgage loans	478	2,139	400	2,189
Home equity mortgage open-ended revolving lines	0	247,562	0	232,362
Consumer loan open-ended revolving lines	180	17,116	215	14,468
Total	$44,210	$1,790,941	$67,051	$1,674,094

The index on variable rate commercial loan commitments is principally the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2019 and 2018, were as follows:

	2019		2018
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commercial loan	0.75-14.50%	2.65-9.25%	0.75-14.50%	2.65-10.00%
Real estate mortgage loan	3.13-4.00%	3.75-4.25%	3.75-6.13%	3.75-11.00%
Consumer loan open-ended revolving line	15.00%	3.88-15.00%	15.00%	3.88-15.00%

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

NOTE 19 – PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2019	2018
ASSETS
Deposits with Lake City Bank	$1,762	$1,283
Deposits with other depository institutions	2,104	7,613
Cash	3,866	8,896
Investments in banking subsidiary	582,674	533,442
Investments in other subsidiaries	3,276	3,992
Other assets	8,457	6,468
Total assets	$598,273	$552,798
LIABILITIES
Dividends payable and other liabilities	$262	$255
Subordinated debt	0	30,928
STOCKHOLDERS’ EQUITY	598,011	521,615
Total liabilities and stockholders’ equity	$598,273	$552,798

NOTE 19 – PARENT COMPANY STATEMENTS (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Dividends from Lake City Bank	$57,842	$27,933	$21,822
Dividends from non-bank subsidiaries	1,302	1,010	1,030
Other income	155	171	57
Interest expense on subordinated debt	(1,720)	(1,643)	(1,349)
Miscellaneous expense	(5,321)	(6,422)	(6,491)
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	52,258	21,049	15,069
Income tax benefit	2,256	2,795	2,688
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	54,514	23,844	17,757
Equity in undistributed income of subsidiaries	32,533	56,567	39,573
NET INCOME	$87,047	$80,411	$57,330
COMPREHENSIVE INCOME	$105,297	$75,131	$59,047

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$87,047	$80,411	$57,330
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(32,533)	(56,567)	(39,573)
Other changes	3,529	7,294	3,586
Net cash from operating activities	58,043	31,138	21,343
Cash flows from financing activities
Repayment of long-term debt	(30,928)	0	0
Payments related to equity incentive plans	(2,109)	(2,435)	(1,736)
Purchase of treasury stock	(515)	(463)	(495)
Sales of treasury stock	118	115	0
Dividends paid	(29,639)	(25,278)	(21,396)
Cash flows from financing activities	(63,073)	(28,061)	(23,627)
Net increase (decrease) in cash and cash equivalents	(5,030)	3,077	(2,284)
Cash and cash equivalents at beginning of the year	8,896	5,819	8,103
Cash and cash equivalents at end of the year	$3,866	$8,896	$5,819

NOTE 20 – EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

(dollars in thousand except share and per share data)	2019	2018	2017
Basic earnings per common share:
Net income	$87,047	$80,411	$57,330
Weighted-average common shares outstanding	25,588,404	25,288,533	25,181,208
Basic earnings per common share	$3.40	$3.18	$2.28
Diluted earnings per common share:
Net income	$87,047	$80,411	$57,330
Weighted-average common shares outstanding for basic earnings per common share	25,588,404	25,288,533	25,181,208
Add: Dilutive effect of assumed exercise of warrant	0	225,831	219,273
Add: Dilutive effect of assumed exercises of stock options and awards	170,489	213,467	262,900
Average shares and dilutive potential common shares	25,758,893	25,727,831	25,663,381
Diluted earnings per common share	$3.38	$3.13	$2.23

There were no antidilutive stock options for 2019, 2018 and 2017.

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for December 31, 2019 and 2018 all shown net of tax:

	Unrealized
	Gains and
	(Losses) on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2018	$(4,796)	$(1,395)	$(6,191)
Other comprehensive income (loss) before reclassification	18,515	(306)	18,209
Amounts reclassified from accumulated other comprehensive income (loss)	(112)	153	41
Net current period other comprehensive income (loss)	18,403	(153)	18,250
Balance at December 31, 2019	$13,607	$(1,548)	$12,059

	Unrealized
	Gains and
	(Losses) on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2017	$784	$(1,454)	$(670)
Other comprehensive income (loss) before reclassification	(5,691)	175	(5,516)
Amounts reclassified from accumulated other comprehensive income (loss)	39	197	236
Net current period other comprehensive income (loss)	(5,652)	372	(5,280)
Adoption of ASU 2018-02	140	(313)	(173)
Adoption of ASU 2016-01	(68)	0	(68)
Balance at December 31, 2018	$(4,796)	$(1,395)	$(6,191)

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated comprehensive income for the years ended December 31, 2019, 2018 and 2017 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income (Loss) Components	Comprehensive Income (Loss)	Income is Presented
2019
(dollars in thousands)
Realized gains and losses on available-for-sale securities	$142	Net securities gains (losses)
Tax effect	(30)	Income tax expense
Subtotal	112	Net of tax
Amortization of defined benefit pension items(1)	(205)	Salaries and employee benefits
Tax effect	52	Income tax expense
Subtotal	(153)	Net of tax
Total reclassifications for the period	$(41)	Net income

2018
(dollars in thousands)
Realized gains and losses on available-for-sale securities	$(50)	Net securities gains (losses)
Tax effect	11	Income tax expense
Subtotal	(39)	Net of tax
Amortization of defined benefit pension items(1)	(266)	Salaries and employee benefits
Tax effect	69	Income tax expense
Subtotal	(197)	Net of tax
Total reclassifications for the period	$(236)	Net income

2017
(dollars in thousands)
Realized gains and losses on available-for-sale securities	$32	Net securities gains (losses)
Tax effect	(13)	Income tax expense
Subtotal	19	Net of tax
Amortization of defined benefit pension items(1)	(265)	Salaries and employee benefits
Tax effect	104	Income tax expense
Subtotal	(161)	Net of tax
Total reclassifications for the period	$(142)	Net income

(1)	Included in the computation of net pension plan expense as more fully discussed in Note 11 – Pension and Other Postretirement Plans.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

	4th	3rd	2nd	1st
2019	Quarter	Quarter	Quarter	Quarter
Interest income	$52,312	$54,769	$54,635	$53,494
Interest expense	13,430	15,224	16,224	15,285
Net interest income	38,882	39,545	38,411	38,209
Provision for loan losses	250	1,000	785	1,200
Net interest income after provision	38,632	38,545	37,626	37,009
Noninterest income	11,119	10,765	11,588	11,525
Noninterest expense	22,122	22,737	22,092	22,473
Income tax expense	5,431	5,119	5,409	4,379
Net income	$22,198	$21,454	$21,713	$21,682

Basic earnings per common share	$0.86	$0.84	$0.85	$0.85
Diluted earnings per common share	$0.86	$0.83	$0.85	$0.84

	4th	3rd	2nd	1st
2018	Quarter	Quarter	Quarter	Quarter
Interest income	$53,728	$50,379	$48,795	$46,068
Interest expense	14,138	12,454	11,262	9,845
Net interest income	39,590	37,925	37,533	36,223
Provision for loan losses	300	1,100	1,700	3,300
Net interest income after provision	39,290	36,825	35,833	32,923
Noninterest income	10,077	10,624	9,722	9,879
Noninterest expense	22,524	22,200	20,303	21,202
Income tax expense	5,480	4,679	5,110	3,264
Net income	$21,363	$20,570	$20,142	$18,336

Basic earnings per common share	$0.84	$0.81	$0.80	$0.73
Diluted earnings per common share	$0.83	$0.80	$0.79	$0.71

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

The Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $21.20 per share of the common stock (trailing 20-day Lakeland average closing price as of December 17, 2008, which was the last trading day prior to date of receipt of Treasury’s preliminary approval for our participation in the CPP). The Warrant was valued using the Black-Scholes model with the following assumptions:  market price of $17.45; exercise price of $21.20; risk-free interest rate of 3.02%; expected life of 10 years; expected dividend rate on common stock of 4.5759% and volatility of common stock price of 41.8046%. This resulted in a value of $4.4433 per share of common stock underlying the Warrant.

On December 3, 2009, the Company was notified by Treasury that, as a result of the Company’s completion of our November 18, 2009 Qualified Equity Offering, the amount of the Warrant was reduced by 50% to 198,269 shares. In accordance with the terms of the Warrant, the number of shares issuable upon exercise and the exercise price were adjusted each time the Company paid a dividend to its stockholders in excess of the dividend paid at the time the warrant was issued. Based on the formula set forth in the warrant, at December 31, 2018, the number of shares issuable upon exercise of the Warrant were 314,846 and the exercise price was $13.3503.

NOTE 23 – WARRANT (continued)

On February 4, 2019 the Company was notified that the holder of the Warrant was initiating the exercise on a cashless basis. At the time of exercise, the holder was entitled to 315,961 shares of common stock. The cost to exercise the Warrant was approximately $4.2 million, which was the equivalent of 91,894 shares of common stock with a fair value of $45.74 per share. On February 8, 2019, the Company issued 224,066 shares to the Warrant holder as a cashless exercise and the Warrant was retired. The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933.

NOTE 24 – REVENUE RECOGNITION

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended 2019, 2018 and 2017. Items outside of scope of ASC 606 are noted as such.

	Year Ended December 31,
	2019	2018	2017 (2)
NONINTEREST INCOME
Wealth advisory fees	$6,835	$6,344	$5,481
Investment brokerage fees	1,687	1,458	1,273
Service charges on deposit accounts
Service charges on commercial deposit acounts	10,082	10,234	8,230
Service charges on retail deposit acounts	880	879	905
Overdrafts, net	3,585	3,581	3,452
Other	1,170	1,137	1,109
Loan and service fees
Debit card interchange fees	6,344	5,883	4,663
Loan fees (1)	2,544	2,423	2,231
Other	1,023	985	1,006
Merchant card fee income	2,641	2,461	2,279
Bank owned life insurance income (1)	1,890	1,244	1,768
Mortgage banking income (1)	1,626	1,150	982
Net securities gains (losses) (1)	142	(50)	32
Other income	4,548	2,573	2,629
Total noninterest income	$44,997	$40,302	$36,040

(1)	Not within scope of ASC 606
(2)	The Company elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation. As a result of this new standard, the only revenue streams with changes in reporting in the current periods compared to the prior year comparable periods are loan and service fees and other income.

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

NOTE 24 – REVENUE RECOGNITION (continued)

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

NOTE 25 – LEASES

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The following is a maturity analysis of the operating lease liabilities as of December 31, 2019:

Operating Lease
Years ending December 31, (in thousands)	Obligation
2020	$561
2021	581
2022	595
2023	606
2024	622
2025 and thereafter	2,873
Total undiscounted lease payments	5,838
Less imputed interest	(738)
Lease liability	$5,100
Right-of-use asset	$5,100

	Year Ended
	December 31,2019
Lease cost
Operating lease cost	$498
Short-term lease cost	24
Total lease cost	$522

Other information
Operating cash outflows from operating leases	$498
Weighted-average remaining lease term - operating leases	9.8	years
Weighted average discount rate - operating leases	2.8%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the prior two years of the date of the most recent financial statement, there have been no changes in or disagreements with the Company’s accountants.

ITEM 9A. CONTROLS AND PROCEDURES

a)An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
b)MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c)There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained under the captions “Election of Directors,” “Corporate  Governance and the Board of Directors” and “Delinquent Section 16(a) Reports” in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 14, 2020, to be filed with the SEC on March 5, 2020, on Form DEF 14A, and such sections are incorporated herein by reference in response to this Item.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 14, 2020, to be filed with the SEC on March 5, 2020, on Form DEF 14A, is incorporated herein by reference in response to this Item. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 14, 2020, to be filed with the SEC on March 5, 2020, on Form DEF 14A, is incorporated herein by reference in response to this Item.

See Item 5 above for equity compensation plan information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 14, 2020, to be filed March 5, 2020, on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 14 - Related Party Transactions to the Company’s financial statements contained in Item 8.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 14, 2020, to be filed March 5, 2020, on Form DEF 14A, is incorporated herein by reference in response to this Item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a)Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles of Incorporation of Lakeland Financial Corporation	Exhibit 3.1 to the Company’s Form 8-K filed on March 2, 2009

3.2	Amendment to Amended and Restated Articles of Incorporation of Lakeland Financial Corporation	Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2012

3.3	Restated Bylaws of Lakeland Financial Corporation	Exhibit 3.2 to the Company’s Form 10-K For the fiscal year ended December 31, 2011

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2003

4.2	Form of Warrant to Purchase Shares of Common Stock	Exhibit 4.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2012

4.3	Form of Indenture for Trust Preferred Issuance	Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2003

4.4	Description of Securities	Attached hereto

10.1	Lakeland Financial Corporation 2008 Equity Incentive Plan	Exhibit 10.1 to the Company’s Form S-8 filed on May 14, 2008

10.2	Lakeland Financial Corporation 401(k) Plan	Exhibit 10.1 to the Company’s Form S-8 filed on October 23, 2000

10.3	Amended and Restated Lakeland Financial Corporation Director’s Fee Deferral Plan	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.4	Form of Change in Control Agreement entered into with David M. Findlay, Kevin L. Deardorff, Eric H. Ottinger, Michael E. Gavin, Lisa M. O’Neill and Kristin L. Pruitt	Exhibit 10.1 of the Company’s Form 8-K filed on March 2, 2016

10.5	Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.6	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2004

10.7	Amended and Restated Long Term Incentive Plan	Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009

10.8	Lakeland Financial Corporation 2013 Equity Incentive Plan	Appendix A to the Definitive Proxy Statement on Form DEF-14A filed on March 4, 2013

10.9	Form of Restricted Stock Award Agreement	Exhibit 4.3 to the Company’s Form S-8 filed on July 9, 2013

10.10	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.4 to the Company’s Form S-8 filed on July 9, 2013

10.11	Form of Restricted Stock Unit Award Agreement	Exhibit 4.5 to the Company’s Form S-8 filed on July 9, 2013

10.12	Lakeland Financial Corporation 2017 Equity Incentive Plan	Exhibit 4.5 to the Company’s Form S-8 filed on April 13, 2017

10.13	Form of Restricted Stock Unit Award Agreement	Exhibit 4.6 to the Company’s Form S-8 filed on April 13, 2017

10.14	Form of Restricted Stock Award Agreement	Exhibit 4.7 to the Company’s Form S-8 filed on April 13, 2017

10.15	Form of Incentive Stock Option Award Agreement	Exhibit 4.8 to the Company’s Form S-8 filed on April 13, 2017

10.16	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.9 to the Company’s Form S-8 filed on April 13, 2017

21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered Public Accounting Firm	Attached hereto

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: February 24, 2020	By	/s/ David M. Findlay
David M. Findlay, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Findlay	President, Chief Executive Officer and Director
David M. Findlay	(principal executive officer)	February 24, 2020

/s/ Lisa M. O’Neill	Executive Vice President, Chief Financial Officer
Lisa M. O’Neill	(principal financial officer)	February 24, 2020

/s/ Brok A. Lahrman	Senior Vice President, Finance and Chief Accounting Officer
Brok A. Lahrman	(principal accounting officer)	February 24, 2020

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	February 24, 2020

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	February 24, 2020

/s/Darrianne P. Christian
Darrianne P. Christian	Director	February 24, 2020

/s/ Daniel F. Evans, Jr.
Daniel F. Evans, Jr.	Director	February 24, 2020

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	February 24, 2020

/s/ Michael L. Kubacki
Michael L. Kubacki	Chairman and Director	February 24, 2020

/s/ Emily E. Pichon
Emily E. Pichon	Director	February 24, 2020

/s/ Steven D. Ross
Steven D. Ross	Director	February 24, 2020

/s/ Brian J. Smith
Brian J. Smith	Director	February 24, 2020

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	February 24, 2020

/s/ Ronald D. Truex
Ronald D. Truex	Director	February 24, 2020

/s/ M. Scott Welch
M. Scott Welch	Director	February 24, 2020