Form 10-Q
period 2020-03-31
LAKELAND FINANCIAL CORP
filed 2020-04-30
CIK 721994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding at April 29, 2020:  25,701,115

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$52,988	$68,605
Short-term investments	79,593	30,776
Total cash and cash equivalents	132,581	99,381

Securities available-for-sale (carried at fair value)	624,325	608,233
Real estate mortgage loans held-for-sale	7,982	4,527

Loans, net of allowance for loan losses of $53,609 and $50,652	4,032,129	4,015,176

Land, premises and equipment, net	60,945	60,365
Bank owned life insurance	83,037	83,848
Federal Reserve and Federal Home Loan Bank stock	13,772	13,772
Accrued interest receivable	15,433	15,391
Goodwill	4,970	4,970
Other assets	54,904	41,082
Total assets	$5,030,078	$4,946,745

LIABILITIES
Noninterest bearing deposits	$1,057,994	$983,307
Interest bearing deposits	3,223,709	3,150,512
Total deposits	4,281,703	4,133,819

Borrowings
Federal Home Loan Bank advances	75,000	170,000
Miscellaneous borrowings	10,500	0
Total borrowings	85,500	170,000

Accrued interest payable	10,082	11,604
Other liabilities	46,221	33,222
Total liabilities	4,423,506	4,348,645

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value 25,701,115 shares issued and 25,234,572 outstanding as of March 31, 2020 25,623,016 shares issued and 25,444,275 outstanding as of December 31, 2019	113,337	114,858
Retained earnings	484,857	475,247
Accumulated other comprehensive income	22,550	12,059
Treasury stock at cost (466,543 shares as of March 31, 2020, 178,741 shares as of December 31, 2019)	(14,261)	(4,153)
Total stockholders’ equity	606,483	598,011
Noncontrolling interest	89	89
Total equity	606,572	598,100
Total liabilities and equity	$5,030,078	$4,946,745

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
NET INTEREST INCOME
Interest and fees on loans
Taxable	$46,054	$48,866
Tax exempt	222	251
Interest and dividends on securities
Taxable	1,973	2,497
Tax exempt	2,006	1,642
Other interest income	184	238
Total interest income	50,439	53,494

Interest on deposits	11,199	13,883
Interest on borrowings
Short-term	362	950
Long-term	24	452
Total interest expense	11,585	15,285

NET INTEREST INCOME	38,854	38,209

Provision for loan losses	6,600	1,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,254	37,009

NONINTEREST INCOME
Wealth advisory fees	1,859	1,620
Investment brokerage fees	417	386
Service charges on deposit accounts	2,772	4,287
Loan and service fees	2,408	2,404
Merchant card fee income	669	622
Bank owned life insurance income (loss)	(292)	444
Mortgage banking income	586	222
Net securities gains	0	23
Other income	2,358	1,517
Total noninterest income	10,777	11,525

NONINTEREST EXPENSE
Salaries and employee benefits	11,566	12,207
Net occupancy expense	1,387	1,366
Equipment costs	1,417	1,349
Data processing fees and supplies	2,882	2,425
Corporate and business development	1,111	1,206
FDIC insurance and other regulatory fees	267	406
Professional fees	1,147	937
Other expense	2,312	2,577
Total noninterest expense	22,089	22,473

INCOME BEFORE INCOME TAX EXPENSE	20,942	26,061
Income tax expense	3,643	4,379
NET INCOME	$17,299	$21,682

BASIC WEIGHTED AVERAGE COMMON SHARES	25,622,988	25,491,750
BASIC EARNINGS PER COMMON SHARE	$0.68	$0.85
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,735,826	25,665,510
DILUTED EARNINGS PER COMMON SHARE	$0.67	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)

	Three months ended March 31,
	2020	2019
Net income	$17,299	$21,682
Other comprehensive income
Change in securities available-for-sale:
Unrealized holding gain on securities available-for-sale arising during the period	13,219	10,960
Reclassification adjustment for gains included in net income	0	(23)
Net securities gain activity during the period	13,219	10,937
Tax effect	(2,775)	(2,297)
Net of tax amount	10,444	8,640
Defined benefit pension plans:
Amortization of net actuarial loss	63	50
Net gain activity during the period	63	50
Tax effect	(16)	(12)
Net of tax amount	47	38

Total other comprehensive income, net of tax	10,491	8,678

Comprehensive income	$27,790	$30,360

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Balance at January 1, 2019	25,128,773	$112,383	$419,179	$(6,191)	$(3,756)	$521,615	$89	$521,704
Adoption of ASU 2017-08			(1,327)			(1,327)		(1,327)
Comprehensive income:
Net income			21,682			21,682		21,682
Other comprehensive income, net of tax				8,678		8,678		8,678
Cash dividends declared and paid, $0.26 per share			(6,581)			(6,581)		(6,581)
Cashless exercise of warrants	224,066	0				0		0
Treasury shares purchased under deferred directors’ plan	(4,578)	195			(195)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,699	(118)			118	0		0
Stock activity under equity compensation plans	88,867	(2,089)				(2,089)		(2,089)
Stock based compensation expense		1,200				1,200		1,200
Balance at March 31, 2019	25,442,827	$111,571	$432,953	$2,487	$(3,833)	$543,178	$89	$543,267

Balance at January 1, 2020	25,444,275	$114,858	$475,247	$12,059	$(4,153)	$598,011	$89	$598,100
Comprehensive income:
Net income			17,299			17,299		17,299
Other comprehensive income, net of tax				10,491		10,491		10,491
Cash dividends declared and paid, $0.30 per share			(7,689)			(7,689)		(7,689)
Treasury shares purchased under share repurchase plan	(289,101)				(10,012)	(10,012)		(10,012)
Treasury shares purchased under deferred directors’ plan	(4,449)	215			(215)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,748	(119)			119	0		0
Stock activity under equity compensation plans	78,099	(2,030)				(2,030)		(2,030)
Stock based compensation expense		413				413		413
Balance at March 31, 2020	25,234,572	$113,337	$484,857	$22,550	$(14,261)	$606,483	$89	$606,572

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Three Months Ended March 31	2020	2019
Cash flows from operating activities:
Net income	$17,299	$21,682
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,514	1,417
Provision for loan losses	6,600	1,200
Amortization of loan servicing rights	167	122
Net change in loan servicing rights valuation allowance	246	0
Loans originated for sale, including participations	(16,801)	(7,454)
Net gain on sales of loans	(420)	(258)
Proceeds from sale of loans, including participations	13,601	6,835
Net loss on sales of premises and equipment	21	1
Net gain on sales and calls of securities available-for-sale	0	(23)
Net securities amortization	946	817
Stock based compensation expense	413	1,200
Losses (earnings) on life insurance	292	(444)
Gain on life insurance	(570)	(841)
Tax benefit of stock award issuances	(71)	(529)
Net change:
Interest receivable and other assets	(1,175)	(1,342)
Interest payable and other liabilities	(2,547)	1,276
Total adjustments	2,216	1,977
Net cash from operating activities	19,515	23,659

Cash flows from investing activities:
Proceeds from sale of securities available for sale	0	13,693
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	16,393	16,026
Purchases of securities available-for-sale	(20,211)	(22,183)
Purchase of life insurance	(232)	(5,362)
Net increase in total loans	(23,588)	(24,356)
Proceeds from sales of land, premises and equipment	18	10
Purchases of land, premises and equipment	(2,133)	(2,091)
Proceeds from life insurance	0	1,483
Net cash from investing activities	(29,753)	(22,780)

Cash flows from financing activities:
Net increase in total deposits	147,884	103,372
Net increase in short-term borrowings	10,500	46,445
Payments on short-term FHLB borrowings	(170,000)	(170,000)
Proceeds from long-term FHLB borrowings	75,000	0
Common dividends paid	(7,689)	(6,581)
Payments related to equity incentive plans	(2,030)	(2,089)
Purchase of treasury stock	(10,227)	(195)
Net cash from financing activities	43,438	(29,048)
Net change in cash and cash equivalents	33,200	(28,169)
Cash and cash equivalents at beginning of the period	99,381	216,922
Cash and cash equivalents at end of the period	$132,581	$188,753
Cash paid during the period for:
Interest	$13,107	$13,896
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	35	0
Securities purchases payable	0	8,725
Right-of-use assets obtained in exchange for lease liabilities	0	5,483

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the "Company"), which has two wholly owned subsidiaries, Lake City Bank (the "Bank") and LCB Risk Management, a captive insurance company. Also included in this report are results for the Bank’s wholly owned subsidiary, LCB Investments II, Inc. ("LCB Investments"), which manages the Bank’s investment portfolio. LCB Investments owns LCB Funding, Inc. ("LCB Funding"), a real estate investment trust. All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2020. The Company’s 2019 Annual Report on Form 10-K should be read in conjunction with these statements.

Adoption of New Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04 "Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment." These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted this new accounting standard on January 1, 2020.

Adopting this standard did not have an impact on the Company's financial condition or results of operations.

In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." These amendments modify the disclosure requirements in Topic 820 as follows:

Removals: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements.

Modifications: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should all be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020 and it did not have a material impact on its financial condition or results of operations.

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350- 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contact with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The guidance is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2018-15 on January 1, 2020 and it did not have a material impact on its financial condition or results of operations.

Newly Issued But Not Yet Effective Accounting Standards

In June 2016, the FASB issued guidance related to credit losses on financial instruments. This update, commonly referred to as the current expected credit losses methodology (“CECL”), will change the accounting for credit losses on loans and debt securities. Under the new guidance, the Company’s measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required, but still permitted, under GAAP, which delays recognition until it is probable a loss has been incurred. In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods. This guidance is effective, subject to optional delay discussed below, for the Company for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years.

Under a provision provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company elected to delay the adoption of FASB’s new rule covering the CECL standard until the earlier of the termination date of the national emergency declared by President Trump under the National Emergencies Act on March 13, 2020, related to the outbreak of COVID-19, and December 31, 2020. Once the delay provision has been terminated, adoption will be retroactive to January 1, 2020. During 2019, the Company implemented the CECL methodology and ran it concurrently with the historical incurred method. While the Company has not finalized the impact of implementing CECL, the Company expects to recognize a one-time cumulative effect adjustment to the allowance and beginning retained earnings, net of tax, upon adoption. Once final, the calculation will require approval by the loan review committee and governance in accordance with the Company’s internal controls over financial reporting. Additionally, the Company has evaluated the need to recognize an allowance for credit impairment for available-for-sale debt securities. The impact on available-for-sale debt securities is subject to a limitation, which is based on the fair value of the debt securities. When evaluating the credit quality of our existing portfolio, the Company does not expect the allowance for credit impairment for available-for-sale securities to be significant. The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to the initial adoption will depend on changes in the loan portfolio, economic conditions and refinements to key assumptions including forecasting and qualitative factors.

In August 2018, the FASB issued ASU 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The ASU updates the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans by adding, clarifying and removing certain disclosures. These amendments are effective for fiscal years ending after December 15, 2020, for public business entities, and are to be applied on a retrospective basis to all periods presented. Management does not anticipate ASU 2018-14 will have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers' application of income tax- related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is assessing ASU 2019-12 and its impact on its financial statements.

On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company has formed a cross-functional working group to lead the transition from LIBOR to a planned adoption of the Secured Overnight Financial Rate (“SOFR”). The Company has identified loans that will renew prior to 2021 and will obtain updated reference rate language at the time of renewal. Loans maturing after 2021 will need loan modifications and fallback language has been implemented for newly originated loans. The guidance under ASC-848 will be available for a limited time, generally through December 31, 2022. The Company expects to adopt the LIBOR transition relief allowed under this standard.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
March 31, 2020
Mortgage-backed securities: residential	$280,674	$12,766	$(170)	$293,270
Mortgage-backed securities: commercial	41,003	811	0	41,814
State and municipal securities	272,205	17,068	(32)	289,241
Total	$593,882	$30,645	$(202)	$624,325

December 31, 2019
Mortgage-backed securities: residential	$283,817	$4,751	$(387)	$288,181
Mortgage-backed securities: commercial	36,712	262	(2)	36,972
State and municipal securities	270,480	12,828	(228)	283,080
Total	$591,009	$17,841	$(617)	$608,233

Information regarding the fair value and amortized cost of available-for-sale debt securities by maturity as of March 31, 2020 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$3,924	$3,946
Due after one year through five years	15,371	15,741
Due after five years through ten years	27,257	28,584
Due after ten years	225,653	240,970
	272,205	289,241
Mortgage-backed securities	321,677	335,084
Total debt securities	$593,882	$624,325

Securities proceeds, gross gains and gross losses are presented below.

	Three months ended March 31,
(dollars in thousands)	2020	2019
Sales of securities available-for-sale
Proceeds	$0	$13,693
Gross gains	0	70
Gross losses	0	(47)
Number of securities	0	17

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

Securities with carrying values of $214.9 million and $59.3 million were pledged as of March 31, 2020 and December 31, 2019, respectively, as collateral for borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of March 31, 2020 and December 31, 2019 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2020
Mortgage-backed securities: residential	$3,021	$69	$5,134	$101	$8,155	$170
Mortgage-backed securities: commercial	2,214	0	0	0	2,214	0
State and municipal securities	4,509	32	0	0	4,509	32
Total temporarily impaired	$9,744	$101	$5,134	$101	$14,878	$202

December 31, 2019
Mortgage-backed securities: residential	$23,436	$112	$14,174	$275	$37,610	$387
Mortgage-backed securities: commercial	4,591	2	0	0	4,591	2
State and municipal securities	14,188	228	0	0	14,188	228
Total temporarily impaired	$42,215	$342	$14,174	$275	$56,389	$617

The total number of securities with unrealized losses as of March 31, 2020 and December 31, 2019 is presented below.

	Less than	12 months
	12 months	or more	Total
March 31, 2020
Mortgage-backed securities: residential	1	2	3
Mortgage-backed securities: commercial	1	0	1
State and municipal securities	4	0	4
Total temporarily impaired	6	2	8

December 31, 2019
Mortgage-backed securities: residential	7	6	13
Mortgage-backed securities: commercial	1	0	1
State and municipal securities	11	0	11
Total temporarily impaired	19	6	25

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of March 31, 2020 and December 31, 2019, all of the securities in the Company’s portfolio were backed by the U.S. government, government agencies, government sponsored entities or were A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government agency, government-sponsored entity and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considers the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	March 31,		December 31,
(dollars in thousands)	2020		2019
Commercial and industrial loans:
Working capital lines of credit loans	$730,767	17.9%	$709,849	17.5%
Non-working capital loans	697,952	17.1	717,019	17.6
Total commercial and industrial loans	1,428,719	35.0	1,426,868	35.1

Commercial real estate and multi-family residential loans:
Construction and land development loans	334,524	8.2	287,641	7.1
Owner occupied loans	572,057	14.0	573,665	14.1
Nonowner occupied loans	584,418	14.3	571,364	14.0
Multifamily loans	269,479	6.6	240,652	5.9
Total commercial real estate and multi-family residential loans	1,760,478	43.1	1,673,322	41.1

Agri-business and agricultural loans:
Loans secured by farmland	145,542	3.5	174,380	4.3
Loans for agricultural production	183,855	4.5	205,151	5.0
Total agri-business and agricultural loans	329,397	8.0	379,531	9.3

Other commercial loans	104,286	2.5	112,302	2.8
Total commercial loans	3,622,880	88.6	3,592,023	88.3

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	173,431	4.3	177,227	4.4
Open end and junior lien loans	181,541	4.4	186,552	4.6
Residential construction and land development loans	12,146	0.3	12,966	0.3
Total consumer 1-4 family mortgage loans	367,118	9.0	376,745	9.3

Other consumer loans	97,096	2.4	98,617	2.4
Total consumer loans	464,214	11.4	475,362	11.7
Subtotal	4,087,094	100.0%	4,067,385	100.0%
Less: Allowance for loan losses	(53,609)		(50,652)
Net deferred loan fees	(1,356)		(1,557)
Loans, net	$4,032,129		$4,015,176

The recorded investment in loans does not include accrued interest.

The Company had $1.5 million in residential real estate loans in the process of foreclosure as of March 31, 2020, compared to $1.6 million as of December 31, 2019.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended March 31, 2020 and 2019:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2020
Beginning balance, January 1	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652
Provision for credit losses	2,628	2,750	(167)	74	395	175	745	6,600
Loans charged-off	(3,735)	0	0	0	(13)	(101)	0	(3,849)
Recoveries	57	112	2	0	7	28	0	206
Net loans charged-off	(3,678)	112	2	0	(6)	(73)	0	(3,643)
Ending balance	$24,739	$18,658	$3,704	$521	$2,475	$447	$3,065	$53,609

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2019
Beginning balance, January 1	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453
Provision for loan losses	1,493	18	(161)	5	45	85	(285)	1,200
Loans charged-off	(83)	0	0	0	(82)	(119)	0	(284)
Recoveries	102	36	2	0	11	42	0	193
Net loans charged-off	19	36	2	0	(71)	(77)	0	(91)
Ending balance	$24,030	$15,447	$4,146	$373	$2,266	$291	$3,009	$49,562

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2020 and December 31, 2019:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
March 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,676	$502	$57	$0	$427	$0	$0	$7,662
Collectively evaluated for impairment	18,063	18,156	3,647	521	2,048	447	3,065	45,947
Total ending allowance balance	$24,739	$18,658	$3,704	$521	$2,475	$447	$3,065	$53,609

Loans:
Loans individually evaluated for impairment	$15,726	$4,127	$430	$0	$2,695	$0	$0	$22,978
Loans collectively evaluated for impairment	1,412,920	1,754,085	329,067	104,163	365,666	96,859	0	4,062,760
Total ending loans balance	$1,428,646	$1,758,212	$329,497	$104,163	$368,361	$96,859	$0	$4,085,738

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,324	$538	$90	$0	$426	$6	$0	$10,384
Collectively evaluated for impairment	16,465	15,258	3,779	447	1,660	339	2,320	40,268
Total ending allowance balance	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652

Loans:
Loans individually evaluated for impairment	$19,580	$4,998	$445	$0	$2,789	$17	$0	$27,829
Loans collectively evaluated for impairment	1,407,246	1,665,842	379,186	112,166	375,210	98,349	0	4,037,999
Total ending loans balance	$1,426,826	$1,670,840	$379,631	$112,166	$377,999	$98,366	$0	$4,065,828

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2020:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$1,097	$1,097	$—
Non-working capital loans	2,012	619	—
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,284	2,103	—
Agri-business and agricultural loans:
Loans secured by farmland	603	283	—
Consumer 1‑4 family loans:
Closed end first mortgage loans	403	322	—
Open end and junior lien loans	49	49	—
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,140	3,433	1,431
Non-working capital loans	13,211	10,577	5,245
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,024	2,024	502
Agri-business and agricultural loans:
Loans secured by farmland	147	147	57
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,635	1,638	371
Open end and junior lien loans	635	634	46
Residential construction loans	51	52	10
Other consumer loans	0	0	0
Total	$29,291	$22,978	$7,662

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$22	$22	$—
Non-working capital loans	2,130	735	—
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,189	3,010	—
Agri-business and agricultural loans:
Loans secured by farmland	603	283	—
Loans for ag production	15	15	—
Consumer 1‑4 family loans:
Closed end first mortgage loans	411	330	—
Open end and junior lien loans	121	121	—
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,214	6,214	3,089
Non-working capital loans	13,230	12,609	6,235
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,988	1,988	538
Agri-business and agricultural loans:
Loans secured by farmland	147	147	90
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,643	1,646	363
Open end and junior lien loans	641	640	53
Residential construction loans	51	52	10
Other consumer loans	17	17	6
Total	$30,422	$27,829	$10,384

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2020:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$380	$0	$0
Non-working capital loans	558	1	1
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,144	5	4
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	325	1	1
Open end and junior lien loans	85	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,287	0	0
Non-working capital loans	11,719	90	90
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,999	30	30
Agri-business and agricultural loans:
Loans secured by farmland	147	0	0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,641	21	20
Open end and junior lien loans	638	0	0
Residential construction loans	52	0	0
Total	$25,258	$148	$146

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2019:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$155	$1	$0
Non-working capital loans	1,549	29	24
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,621	11	8
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	380	1	1
Open end and junior lien loans	193	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,487	72	59
Non-working capital loans	11,416	132	128
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,080	13	12
Agri-business and agricultural loans:
Loans secured by farmland	147	2	1
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,598	12	12
Other consumer loans	43	1	1
Total	$25,952	$274	$246

The following table presents the aging of the recorded investment in past due loans as of March 31, 2020 by class of loans:

		30‑89	Greater than		Total Past
	Loans Not	Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$725,870	$449	$0	$4,529	$4,978	$730,848
Non-working capital loans	693,515	99	0	4,184	4,283	697,798
Commercial real estate and multi-family residential loans:
Construction and land development loans	333,699	0	0	0	0	333,699
Owner occupied loans	568,122	430	0	3,186	3,616	571,738
Nonowner occupied loans	583,709	0	0	0	0	583,709
Multifamily loans	269,066	0	0	0	0	269,066
Agri-business and agricultural loans:
Loans secured by farmland	145,124	0	0	430	430	145,554
Loans for agricultural production	183,943	0	0	0	0	183,943
Other commercial loans	104,163	0	0	0	0	104,163
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	171,452	785	19	819	1,623	173,075
Open end and junior lien loans	182,388	66	43	683	792	183,180
Residential construction loans	12,052	2	0	52	54	12,106
Other consumer loans	96,736	114	9	0	123	96,859
Total	$4,069,839	$1,945	$71	$13,883	$15,899	$4,085,738

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans:

		30‑89	Greater than		Total Past
	Loans Not	Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$703,737	$10	$0	$6,236	$6,246	$709,983
Non-working capital loans	710,557	4	0	6,282	6,286	716,843
Commercial real estate and multi-family residential loans:
Construction and land development loans	286,534	0	0	0	0	286,534
Owner occupied loans	569,303	0	0	4,056	4,056	573,359
Nonowner occupied loans	570,687	0	0	0	0	570,687
Multifamily loans	240,260	0	0	0	0	240,260
Agri-business and agricultural loans:
Loans secured by farmland	173,959	0	0	430	430	174,389
Loans for agricultural production	205,228	0	0	14	14	205,242
Other commercial loans	112,166	0	0	0	0	112,166
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	174,902	1,099	45	827	1,971	176,873
Open end and junior lien loans	187,255	188	0	761	949	188,204
Residential construction loans	12,870	0	0	52	52	12,922
Other consumer loans	98,176	173	0	17	190	98,366
Total	$4,045,634	$1,474	$45	$18,675	$20,194	$4,065,828

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.6 million and $2.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2020 and December 31, 2019, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	March 31,	December 31,
(dollars in thousands)	2020	2019
Accruing troubled debt restructured loans	$5,852	$5,909
Nonaccrual troubled debt restructured loans	2,311	3,188
Total troubled debt restructured loans	$8,163	$9,097

During the three months ended March 31, 2020, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended March 31, 2020:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	1	788	122	1	0
Total	1	$788	$122	1	0

For the three month period ended March 31, 2020, the troubled debt restructurings described above increased the allowance for loan losses by $122,000, and charge-offs of $666,000 were recorded.

As of March 31, 2020, total deferrals attributed to COVID-19 were $99.8 million representing 77 borrowers. This represented 2% of the total loan portfolio. Of that total 50 were commercial loan borrowers representing $99.3 million in loans, or 3% of commercial loans and 27 were retail loan borrowers representing $528,000, or less than 1% of total retail loans. Of the total deferrals, 95% are for three-month deferrals of principal only. In accordance with the March 22, 2020 Joint Interagency Regulatory Guidance, these were not considered to be troubled debt restructurings and were excluded from the table above.

During the three months ended March 31, 2019, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the period. One of the loans is for a commercial real estate building where the cash flow does not support the loan with a recorded investment of $533,000. The other loan is for commercial and industrial non-working capital purposes and this borrower had a recorded investment of $70,000 that was subsequently paid off prior to March 31, 2019. These concessions are not included in the table on the next page.

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

For the three-month period ended March 31, 2019, the troubled debt restructuring described above did not impact the allowance for loan losses and no charge-off was recorded.

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

As of March 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$651,403	$54,559	$24,527	$0	$359	$730,848
Non-working capital loans	653,230	17,834	21,406	0	5,328	697,798
Commercial real estate and multi-family residential loans:
Construction and land development loans	333,699	0	0	0	0	333,699
Owner occupied loans	527,818	33,555	10,365	0	0	571,738
Nonowner occupied loans	582,374	758	577	0	0	583,709
Multifamily loans	269,066	0	0	0	0	269,066
Agri-business and agricultural loans:
Loans secured by farmland	138,247	5,879	1,428	0	0	145,554
Loans for agricultural production	172,730	11,213	0	0	0	183,943
Other commercial loans	104,163	0	0	0	0	104,163
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	44,863	0	1,960	0	126,252	173,075
Open end and junior lien loans	11,016	0	683	0	171,481	183,180
Residential construction loans	0	0	52	0	12,054	12,106
Other consumer loans	27,439	0	0	0	69,420	96,859
Total	$3,516,048	$123,798	$60,998	$0	$384,894	$4,085,738

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$631,728	$40,551	$37,278	$0	$426	$709,983
Non-working capital loans	673,370	18,782	19,381	0	5,310	716,843
Commercial real estate and multi-family residential loans:
Construction and land development loans	286,534	0	0	0	0	286,534
Owner occupied loans	535,496	14,804	23,059	0	0	573,359
Nonowner occupied loans	569,315	781	591	0	0	570,687
Multifamily loans	240,260	0	0	0	0	240,260
Agri-business and agricultural loans:
Loans secured by farmland	165,005	7,952	1,432	0	0	174,389
Loans for agricultural production	191,489	13,738	15	0	0	205,242
Other commercial loans	112,166	0	0	0	0	112,166
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	47,405	0	1,976	0	127,492	176,873
Open end and junior lien loans	10,845	0	762	0	176,597	188,204
Residential construction loans	0	0	51	0	12,871	12,922
Other consumer loans	27,250	0	17	0	71,099	98,366
Total	$3,490,863	$96,608	$84,562	$0	$393,795	$4,065,828

NOTE 5. BORROWINGS

For the periods ended March 31, 2020 and December 31, 2019, the Company had advances outstanding from the Federal Home Loan Bank (“FHLB”) in the amount of $75.0 million and $170.0 million, respectively. The outstanding FHLB advance at March 31, 2020 is a ten-year fixed-rate putable advance with a rate of 0.39% and is due on March 4, 2030. The outstanding FHLB advance at December 31, 2019 was a short-term fixed rate advance with a rate of 1.61% and was due on January 7, 2020. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities.

On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was authorized by the Company’s board of directors on January 14, 2020. The Company had drawn $10.5 million on this line at a rate of Prime minus 150 basis points, or 1.75%, as of March 31, 2020. There were no amounts drawn against this line as of December 31, 2019.

NOTE 6. FAIR VALUE DISCLOSURES

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

Mortgage servicing rights:  As of March 31, 2020, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $3.8 million, carried at amortized cost less $246,000 in a valuation reserve, or $3.6 million. These residential mortgage loans have a weighted average interest rate of 3.90%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At March 31, 2020, the constant prepayment speed (“PSA”) used was 166 and discount rate used was 9.4%. At December 31, 2019, the PSA used was 118 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2020
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
Mortgage-backed securities: residential	$0	$293,270	$0	$293,270
Mortgage-backed securities: commercial	0	41,814	0	41,814
State and municipal securities	0	289,096	145	289,241
Total Securities	0	624,180	145	624,325
Mortgage banking derivative	0	1,307	0	1,307
Interest rate swap derivative	0	21,565	0	21,565
Total assets	$0	$647,052	$145	$647,197

Liabilities:
Mortgage banking derivative	0	544	0	544
Interest rate swap derivative	0	21,599	0	21,599
Total liabilities	$0	$22,143	$0	$22,143

	December 31, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
Mortgage-backed securities: residential	$0	$288,181	$0	$288,181
Mortgage-backed securities: commercial	0	36,972	0	36,972
State and municipal securities	0	282,935	145	283,080
Total Securities	0	608,088	145	608,233
Mortgage banking derivative	0	198	0	198
Interest rate swap derivative	0	7,263	0	7,263
Total assets	$0	$615,549	$145	$615,694

Liabilities:
Mortgage banking derivative	0	14	0	14
Interest rate swap derivative	0	7,860	0	7,860
Total liabilities	$0	$7,874	$0	$7,874

The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2020
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$2,002	$2,002
Non-working capital loans	0	0	5,332	5,332
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	1,527	1,527
Agri-business and agricultural loans:
Loans secured by farmland	0	0	90	90
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	459	459
Open end and junior lien loans	0	0	587	587
Residential construction loans	0	0	42	42
Total impaired loans	$0	$0	$10,039	$10,039
Other real estate owned	0	0	0	0
Total assets	$0	$0	$10,039	$10,039

	December 31, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$3,126	$3,126
Non-working capital loans	0	0	6,374	6,374
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	43	43
Owner occupied loans	0	0	1,449	1,449
Agri-business and agricultural loans:
Loans secured by farmland	0	0	57	57
Other commercial loans	0	0	0	0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	474	474
Open end and junior lien loans	0	0	587	587
Other consumer loans	0	0	11	11
Total impaired loans	$0	$0	$12,121	$12,121
Other real estate owned	0	0	0	0
Total assets	$0	$0	$12,121	$12,121

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2020:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$7,334	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	48%	7%-100%
Impaired loans:
Commercial real estate	1,527	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	25%	7%-52%
Impaired loans:
Agribusiness and agricultural	90	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	39%
Impaired loans:
Consumer 1‑4 family mortgage	1,088	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	14%	5%-100%

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2019:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$9,500	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	53%	1%-100%
Impaired loans:
Commercial real estate	1,492	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	27%	7%-61%
Impaired loans:
Agribusiness and agricultural	57	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	61%
Impaired loans:
Consumer 1‑4 family mortgage	1,061	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	14%	5%-100%
Impaired loans:
Other consumer	11	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	36%

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $17.4 million, with a valuation allowance of $7.4 million at March 31, 2020. The change in the fair value of impaired loans resulted in increases in the provision for loan losses of $142,000 over the three months ended March 31, 2020. The decreases was primarily due to a $3.7 million charge-off taken on an impaired commercial relationship. At March 31, 2019, impaired loans had a gross carrying amount of $19.1 million, with a valuation allowance of $9.3 million. The change in the fair value of impaired loans resulted in a reduction in the provision for loan losses of $200,000 over the three months ended March 31, 2019.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	March 31, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$132,581	$129,750	$2,831	$0	$132,581
Securities available-for-sale	624,325	0	624,180	145	624,325
Real estate mortgages held-for-sale	7,982	0	8,141	0	8,141
Loans, net	4,032,129	0	0	4,036,193	4,036,193
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,433	0	3,575	11,858	15,433
Financial Liabilities:
Certificates of deposit	(1,273,413)	0	(1,289,272)	0	(1,289,272)
All other deposits	(3,008,290)	(3,008,290)	0	0	(3,008,290)
Other short-term borrowings	(10,500)	0	(10,500)	0	(10,500)
Federal Home Loan Bank advances	(75,000)	0	(64,166)	0	(64,166)
Standby letters of credit	(915)	0	0	(915)	(915)
Accrued interest payable	(10,082)	(61)	(10,021)	0	(10,082)

	December 31, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$99,381	$96,603	$2,778	$0	$99,381
Securities available-for-sale	608,233	0	608,088	145	608,233
Real estate mortgages held-for-sale	4,527	0	4,614	0	4,614
Loans, net	4,015,176	0	0	3,979,006	3,979,006
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,391	0	3,729	11,662	15,391
Financial Liabilities:
Certificates of deposit	(1,192,067)	0	(1,202,060)	0	(1,202,060)
All other deposits	(2,941,752)	(2,941,752)	0	0	(2,941,752)
Federal Home Loan Bank advances	(170,000)	0	(169,998)	0	(169,998)
Standby letters of credit	(915)	0	0	(915)	(915)
Accrued interest payable	(11,604)	(102)	(11,502)	0	(11,604)

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2020 and December 31, 2019.

	March 31, 2020
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Net Amount
Assets
Interest Rate Swap Derivatives	$21,565	$0	$21,565	$0	$0	$21,565
Total Assets	$21,565	$0	$21,565	$0	$0	$21,565
Liabilities
Interest Rate Swap Derivatives	$21,599	$0	$21,599	$0	$(21,370)	$229
Total Liabilities	$21,599	$0	$21,599	$0	$(21,370)	$229

	December 31, 2019
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Net Amount
Assets
Interest Rate Swap Derivatives	$7,263	$0	$7,263	$0	$0	$7,263
Total Assets	$7,263	$0	$7,263	$0	$0	$7,263
Liabilities
Interest Rate Swap Derivatives	$7,860	$0	$7,860	$0	$(7,560)	$300
Total Liabilities	$7,860	$0	$7,860	$0	$(7,560)	$300

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

NOTE 8. EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period, including shares held in treasury on behalf of participants in the Company’s Directors Fee Deferral Plan and share repurchases. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based awards and warrants, none of which were antidilutive.

	Three Months Ended March 31,
	2020	2019
Weighted average shares outstanding for basic earnings per common share	25,622,988	25,491,750
Dilutive effect of stock based awards and warrants	112,838	173,760
Weighted average shares outstanding for diluted earnings per common share	25,735,826	25,665,510

Basic earnings per common share	$0.68	$0.85
Diluted earnings per common share	$0.67	$0.84

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) net of tax for the three months ended March 31, 2020 and 2019:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at January 1, 2020	$13,607	$(1,548)	$12,059
Other comprehensive income before reclassification	10,444	0	10,444
Amounts reclassified from accumulated other comprehensive income	0	47	47
Net current period other comprehensive income	10,444	47	10,491
Balance at March 31, 2020	$24,051	$(1,501)	$22,550

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at January 1, 2019	$(4,796)	$(1,395)	$(6,191)
Other comprehensive income before reclassification	8,663	0	8,663
Amounts reclassified from accumulated other comprehensive income	(23)	38	15
Net current period other comprehensive income	8,640	38	8,678
Balance at March 31, 2019	$3,844	$(1,357)	$2,487

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2020 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Amortization of defined benefit pension items	$(63)	Other expense
Tax effect	16	Income tax expense
	(47)	Net of tax
Total reclassifications for the period	$(47)	Net income

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2019 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$23	Net securities gains
Tax effect	0	Income tax expense
	23	Net of tax
Amortization of defined benefit pension items	(50)	Other expense
Tax effect	12	Income tax expense
	(38)	Net of tax
Total reclassifications for the period	$(15)	Net income

NOTE 10. LEASES

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The following is a maturity analysis of the operating lease liabilities as of March 31, 2020:

Operating lease
Years ending December 31, (in thousands)	Obligation
2020	$425
2021	581
2022	595
2023	606
2024	622
2025 and thereafter	2,873
Total undiscounted lease payments	5,702
Less imputed interest	(703)
Lease liability	$4,999

Right-of-use asset	$4,999

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Lease cost
Operating lease cost	$128	$119
Short-term lease cost	6	6
Total lease cost	$134	$125

Other information
Operating cash outflows from operating leases	$128
Weighted-average remaining lease term - operating leases	9.6 years
Weighted average discount rate - operating leases	2.8%

NOTE 11. COVID-19 AND CURRENT ECONOMIC CONDITIONS

On March 11, 2020, the World Health Organization announced that the COVID-19 outbreak was deemed a pandemic, and on March 13, 2020, the President declared the ongoing COVID-19 pandemic of sufficient magnitude to warrant an emergency declaration. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and when state and local economies will return to operational norms, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. In addition, we rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the outbreak could negatively impact our employees and customers’ ability to engage in banking and other financial transactions. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. The fair value of certain assets could be impacted by the effects of COVID-19. The carrying value of goodwill, right-of-use lease assets, other real estate owned and mortgage servicing rights could decrease resulting in future impairment losses. Management will continue to evaluate current economic conditions to determine if a triggering event would impact the current valuations for these assets. As a result, it not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a prolonged worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

As of April 22, 2020, total COVID-19 related deferrals had increased to $467.1 million, representing 404 borrowers or 11% of the total loan portfolio. Of that total, 267 were commercial loan borrowers representing $459.8 million in loans, or 13% of total commercial loans. 137 were retail loan borrowers representing $7.3 million, or 2% of total retail loans. 85% of these loan deferrals are for three-month deferrals of principal only.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in the first three months of 2020 was $17.3 million, down 20.2% from $21.7 million for the comparable period of 2019. Diluted income per common share was $0.67 in the first three months of 2020, down 20.2% from $0.84 in the comparable period of 2019. The decrease was primarily due to the Company recording a provision for loan losses of $6.6 million for the first quarter of 2020, an increase of $5.4 million, or 450% compared to $1.2 million for the first quarter of 2019. The provision increase was driven primarily by the economic impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic on the Company’s loan customers using the incurred model. Pretax pre-provision earnings in the first three months of 2020 was $27.5 million, an increase of $281,000, or 1.0%, compared to $27.3 million for the comparable period of 2019. Pretax pre-provision earnings is a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense.

Annualized return on average total equity was 11.51% in the first three months of 2020 versus 16.59% in the comparable period of 2019. Annualized return on average total assets was 1.40% in the first three months of 2020 versus 1.80% in the comparable period of 2019. The average equity to average assets ratio was 12.17% in the first three months of 2020 versus 10.86% in the comparable period of 2019.

Total assets were $5.030 billion as of March 31, 2020 versus $4.947 billion as of December 31, 2019, an increase of $83.3 million, or 1.7%. This increase was primarily due to a $33.2 million increase in cash and cash equivalents, an increase of $17.0 million in net loans, a $16.1 million increase in securities available-for-sale and an increase of $13.8 million in other assets driven by higher valuations on the Company’s back-to-back interest rate swap portfolio. Balance sheet growth was primarily funded through growth in deposits during 2020. Core deposits increased $151.8 million while total borrowings decreased by $84.5 million since December 31, 2019. Total equity increased by $8.5 million due primarily to net income of $17.3 million, an increase in accumulated other comprehensive income of $10.5 million, offset by share repurchases of $10.0 million and dividends declared and paid of $0.30 per share totaling $7.7 million.

Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has potentially had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2020, and may have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Market Areas. The broad suspension of business activities in the state is likely to lead to a significant increase in the state’s unemployment rate, which was 3.6% in January 2020 according to the Indiana Department of Workforce Development. Because these developments commenced late in the first quarter, and because the public health effects of COVID-19 are generally expected to peak later this year in the communities in which we operate, we believe the economic consequences of the pandemic are difficult to quantify and are expected to continue to worsen.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
●	On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the Paycheck Protection Program, or PPP program, which was subsequently increased by $320 billion on April 24, 2020. Under the PPP program, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP program. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to loan modifications and classification as TDRs for a limited period of time to account for the effects of COVID-19.

Additionally, the CARES Act allows for financial institutions to defer the application of FASB’s new rule covering the Current Expected Credit Losses standard.
●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs, and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. Loan modifications made through March 31, 2020 are disclosed within Note 4 – Allowance for Loan Losses and Credit Quality.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above is expected to have a significant impact on our business. As a result, we anticipate that our financial condition, capital levels and results of operations could be significantly adversely affected, as described in further detail below.

COVID-19 Crisis Management. As an Essential Service Provider, Lake City Bank has continued to provide uninterrupted service to its clients throughout the COVID-19 crisis. On March 2, 2020 the Company’s Management Committee initiated plans in response to the emerging risk related to the pandemic.

From the beginning, our management of the crisis has focused on protecting the health and well-being of our employees and clients while continuing to provide our clients with full access to banking services. As the operational risk related to the COVID-19 crisis evolved, the Company took proactive measures to manage operational risk, including the following:

●	Activated the Incident Response Team (IRT) pursuant to the Company’s Business Continuity/Disaster Recovery Plans on March 16, 2020;
●	Initiated a proactive communication plan with our primary regulators;
●	Initiated a proactive outreach to critical vendors and partners to ensure operational continuity; and
●	Initiated actions to ensure that technology capacity was sufficient to maintain operational continuity.

In addition, the Company has taken the following actions to provide for uninterrupted service to clients:

●	Activated three primary disaster recovery sites and one secondary disaster recovery site;
●	Activated limited lobby access in each of the Company’s 50 offices on Saturday, March 21, 2020; and
●	Distributed staff between the Company’s facilities and disaster recovery sites, and initiated work-from-home arrangements.

In order to ensure open and transparent communication with clients, the Company has expanded its communication strategy through email, social media, website updates and alerts and online and mobile banking alerts.

Transactions in the Company’s 50 offices are down approximately 30% since the start of the crisis. The Company has experienced nominal increase in its customers’ already strong adoption and activation rates of digital solutions offered through its mobile and online banking platforms. The Company has also experienced meaningful increases in certain digital applications from February 2020 to March 2020. Retail banking internet bill pay activities are up 11%, remote mobile deposit activities are up 19% and Zelle transactions are up 19% during this period.

Active Management of Credit Risk

On March 2, 2020, leadership in Commercial Banking and Credit Administration initiated a review of industries that the Company believed were most likely to be impacted by emerging COVID-19 events. The initial review identified approximately 19% of the total loan portfolio and included the following industries: recreational vehicle - 4%, nursing home and assisted living - 4%, hotel and accommodations - 2%, self-storage - 2%, automotive, boating, trailer and truck - 2%, transportation and trucking contractors - 1%, C&I building construction - 1%, restaurants - 2% and entertainment and recreation - 1%. The Company has no direct exposure to oil and gas and limited exposure to retail shopping centers. As the COVID-19 crisis impact evolved, the Company has taken the following actions to manage emerging credit risk:

●	Expanded the universe of industries and clients under review to significantly broaden the scope;
●	Accelerated planning related to the Company’s upcoming semi-annual Loan Portfolio Meetings; and
●	Actively worked with borrowers on COVID-19 related loan deferral requests, as detailed below.

The Company’s commercial loan portfolio is highly diversified and no industry sector represents more than 8% of the bank’s loan portfolio as of March 31, 2020. Agri-business and agricultural loans represented the highest specific industry concentration at 8% of total loans. Commercial Banking and Credit Administration teams continue to actively work with customers to understand their business challenges and credit needs during this time.

COVID-19 Related Loan Deferrals

The Company’s active management of credit risk has historically provided for appropriate and fair deferral of payments for troubled borrowers. While the March 22, 2020 Joint Interagency Regulatory Guidance provides for a potential relaxation of regulatory definitions, it has not had a material impact on the Company’s decisions related to individual borrower circumstances.

As of March 31, 2020, total deferrals attributed to COVID-19 were $99.8 million, representing 77 borrowers or 2% of the total loan portfolio. Of that total, 50 were commercial loan borrowers representing $99.3 million in loans, or 3% of total commercial loans. 27 were retail loan borrowers representing $528,000, or 0.1% of total retail loans. 95% of the total loan deferrals were three-month deferrals of principal only.

As of April 22, 2020, total COVID-19 related deferrals had increased to $467.1 million, representing 404 borrowers or 11% of the total loan portfolio. Of that total, 267 were commercial loan borrowers representing $459.8 million in loans, or 13% of total commercial loans. 137 were retail loan borrowers representing $7.3 million, or 2% of total retail loans. 85% of these loan deferrals are for three-month deferrals of principal only.

The Company’s retail loan portfolio is comprised of 1-4 family mortgage loans, home equity lines of credit and other direct and indirect installment loans. A third party vendor manages the Company’s retail and commercial credit card program and the Company does not have any balance sheet exposure with respect to this program except for nominal recourse on limited commercial card accounts.

The Company expects that COVID-19 loan deferrals will increase at least through the second quarter of 2020.

Liquidity Preparedness

Throughout the COVID-19 crisis, the Company has been monitoring liquidity preparedness. Critical to this effort has been the monitoring of commercial and retail borrowers line of credit utilization. Our commercial and retail line of credit utilization at March 31, 2020 was 48% versus 46% at December 31, 2019. As of April 22, 2020, this line utilization had declined to 44%. We do not believe that we have experienced any unusual usage activity under these available credit facilities because of the COVID-19 crisis.

The Company has a long-standing liquidity plan in place that ensures that appropriate liquidity resources to fund the balance sheet. Nonetheless, given the uncertainties related to the effects of the COVID-19 crisis on liquidity, the Company has taken the following additional actions:

●	Increased committed availability under the Federal Home Loan Bank of Indianapolis credit facility;
●	Increased committed availability under the Federal Reserve Bank Discount Window;
●	Completed actions required to activate participation in the Federal Reserve Bank PPP Lending Facility; and
●	Confirmed availability of Federal Fund lines with correspondent bank partners.

Deferment of Current Expected Credit Loss Standard Implementation

As permitted by the CARES Act, the Company elected to defer its application of FASB’s new rule covering CECL. During 2019, the Company implemented the CECL methodology and ran it concurrently with the historical incurred method. Based upon the Company’s informed experience with both methodologies, the Company elected to retain the incurred method for the time being for the following reasons:

●	Management has more experience with the incurred method and believes that the incurred method is currently the more accurate methodology to ensure that the loan loss reserve is appropriately estimated pursuant to the Company’s historical approach;
●	Management believes that the incurred methodology provides the Company the ability to leverage both objective data analysis and subjective analysis based upon management’s familiarity with its borrowers and the economic environment in its markets;
●	Management believes that the incurred method provides for more informed loan-by-loan evaluation of non–impaired Watch List loans; and
●	Management believes that the incurred methodology will provide investors in the Company with a more accurate ability to understand the appropriateness of the loan loss reserve compared to prior periods, particularly in a time of severe uncertainty such as the COVID-19 crisis.

The Company will continue to monitor developments related to CECL adoption and will manage the process accordingly.

The Paycheck Protection Program

The Small Business Administration (SBA) and the United States Treasury Department formally announced the Paycheck Protection Program (PPP) on March 31, 2020 as part of the CARES Act. The SBA began accepting applications under the program on Friday, April 3, 2020, and Lake City Bank filed its first application on behalf of a client that morning.

When the SBA first closed the window on the program on April 16, 2020, Lake City Bank had received approval on 1,677 client loans totaling $530 million under the Paycheck Protection Program. The bank completed funding of these commitments under the program on April 24, 2020. The Company received approval on more than 99% of its completed client applications prior to the SBA closing the window on applications and had a pipeline of less than 50 clients in process. 55% of the loans made by the Company under the PPP were for loans less than $100,000 and 87% of the loans made by the Company, were for loans less than $500,000. The Company intends to continue accepting and processing applications under the PPP for as long as any capacity remains available.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months ended March 31, 2020 and 2019 is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Income Statement Summary:
Net interest income	$38,854	$38,209
Provision for loan losses	6,600	1,200
Noninterest income	10,777	11,525
Noninterest expense	22,089	22,473
Other Data:
Efficiency ratio (1)	44.51%	45.19%
Dilutive EPS	$0.67	$0.84
Tangible capital ratio (2)	11.99%	11.04%
Net charge-offs to average loans	0.36%	0.01%
Net interest margin	3.35%	3.45%
Noninterest income to total revenue	21.71%	23.17%
Pretax Pre-Provision Earnings (2) (3)	$27,542	$27,261
(1)	Noninterest expense/Net interest income plus Noninterest income.
(2)	Non-GAAP financial measure. The Company believes that providing non-GAAP financial measures provides investors with information useful to understanding the company’s financial performance. Additionally, these non-GAAP measures are used by management for planning and forecasting purposes, including measures based on “tangible common equity” which is

“total equity” excluding intangible assets, net of deferred tax, and “tangible assets” which is “total assets” excluding intangible assets, net of deferred tax . See reconciliation on the next page.
(3)	Non-GAAP financial measure. Pretax pre-provision earnings is calculated by adding net interest income to noninterest income and subtracting noninterest expense.

See reconciliation on the next page.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Total Equity	$606,572	$543,267
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,181	1,191
Tangible Common Equity	602,783	539,488

Total Assets	$5,030,078	$4,891,885
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,181	1,191
Tangible Assets	5,026,289	4,888,106

Tangible Common Equity/Tangible Assets	11.99%	11.04%

Net Interest Income	$38,854	$38,209
Noninterest Income	10,777	11,525
Noninterest Expense	(22,089)	(22,473)
Pretax Pre-Provision Earnings	$27,542	$27,261

Net Income

Net income was $17.3 million in the first three months of 2019, a decrease of $4.4 million, or 20.2%, versus net income of $21.7 million in the first three months of 2019. The decrease was primarily due to the Company recording a provision for loan losses of $6.6 million for the first quarter of 2020, an increase of $5.4 million, or 450% compared to $1.2 million for the first quarter of 2019. The provision increase was driven primarily by the economic impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic on the Company’s loan customers. In addition, noninterest income decreased by $748,000. These decreases were offset by an increase in net interest income of $645,000, a decrease in noninterest expense of $384,000 and a decrease in income tax expense of $736,000.

We anticipate that our net income for future fiscal periods will continue to be impacted as a result of the economic developments resulting from the COVID-19 pandemic. Specifically, while we are not yet able to measure the impact of COVID-19 crisis on our borrowers, we anticipate provision expense may remain elevated as the economic impact of COVID-19 may negatively affect them. In addition, due to the asset-sensitive nature of the Company’s balance sheet, declines in interest rates, including the Federal Reserve Bank’s recent reductions to the target Federal Funds Rate, will cause a reduction in our net interest income and resulting net interest margin. In addition, the Company anticipates that some of the lower-cost borrowings under the PPP loan program will be used to pay-down higher cost borrowings currently in the Company’s loan portfolio for a period of time. Net interest margin compression will benefit from loan fees arising from the PPP loan program. In addition, borrowers that meet the loan forgiveness requirements outlined in the program could result in loan balance paydowns for the Bank and an acceleration in fee income accretion. The timing and impact to net interest margin will be contingent on how quickly the PPP loans are forgiven and/or repaid over the course of the next two years. The Company also anticipates that customers may use fewer fee-based financial services due to the decline in economic activity as well as COVID-19 mitigation efforts such as stay-at-home orders.

Net Interest Income

The following table sets forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2020			2019
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,036,147	$46,054	4.59%	$3,893,035	$48,866	5.09%
Tax exempt (1)	23,027	277	4.84	24,989	314	5.10
Investments: (1)
Available-for-sale	618,876	4,513	2.93	587,026	4,575	3.16
Short-term investments	9,965	35	1.41	4,696	26	2.25
Interest bearing deposits	49,716	149	1.21	41,204	212	2.09
Total earning assets	$4,737,731	$51,028	4.33%	$4,550,950	$53,993	4.81%
Less: Allowance for loan losses	(55,782)			(48,768)
Nonearning Assets
Cash and due from banks	63,260			164,820
Premises and equipment	60,661			59,189
Other nonearning assets	161,268			155,381
Total assets	$4,967,138			$4,881,572

Interest Bearing Liabilities
Savings deposits	$235,058	$51	0.09%	$247,309	$71	0.12%
Interest bearing checking accounts	1,719,038	4,734	1.11	1,496,893	5,954	1.61
Time deposits:
In denominations under $100,000	280,233	1,370	1.97	276,006	1,232	1.81
In denominations over $100,000	978,114	5,044	2.07	1,184,996	6,626	2.27
Miscellaneous short-term borrowings	88,670	362	1.64	190,118	950	2.03
Long-term borrowings and subordinated debentures	23,901	24	0.40	30,928	452	5.93
Total interest bearing liabilities	$3,325,014	$11,585	1.40%	$3,426,250	$15,285	1.81%
Noninterest Bearing Liabilities
Demand deposits	991,651			885,126
Other liabilities	46,200			40,207
Stockholders’ Equity	604,273			529,989
Total liabilities and stockholders’ equity	$4,967,138			$4,881,572

Interest Margin Recap
Interest income/average earning assets		51,028	4.33		53,993	4.81
Interest expense/average earning assets		11,585	0.98		15,285	1.36
Net interest income and margin		$39,443	3.35%		$38,708	3.45%
(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $589,000 and $499,000 in the three-month periods ended March 31, 2020 and 2019, respectively.
(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2020 and 2019, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $645,000, or 1.7%, for the three months ended March 31, 2020 compared with the first three months of 2019. The increased level of net interest income during the first three months of 2020 was largely driven by an increase in average earning assets of $186.8 million, due primarily to loan growth of $141.2 million and growth in investment securities of $31.9 million. Average loans outstanding increased $141.2 million to $4.059 billion during the three months ended March 31, 2020 compared to $3.918 billion during the same period of 2019, with most of the growth being in commercial loans. The earning asset growth was funded through an increase in deposits. Average deposits increased $113.8 million to $4.204 billion during the three months ended March 31, 2020 compared to $4.090 billion for the same period of 2019. During this same period average core deposits increased $179.0 million and average brokered deposits decreased $65.2 million. We define “core deposits” as total deposits (including all deposits by municipalities and other government agencies), excluding brokered deposits. Average borrowings decreased by $108.5 million to $112.6 million in the three months ended March 31, 2020, compared to $221.0 million during the same period of 2019.

The tax equivalent net interest margin was 3.35% for the first three months of 2020 compared to 3.45% during the first three months of 2019. The yield on earning assets totaled 4.33% during the three months ended March 31, 2020 compared to 4.81% in the same period of 2019. Cost of funds (expressed as a percentage of average earning assets) totaled 0.98% during the first three months of 2020 compared to 1.36% in the same period of 2019. The lower margin in the first quarter of 2020 was due to lower yields on loans and securities, partially offset by a lower cost of funds, driven by the Federal Reserve decreasing the target Federal Funds Rate in the second half of 2019, as well as two Federal Reserve emergency cuts to the target Federal Funds Rate during March 2020. The two emergency cuts reduced the target Federal Funds Rate by 150 basis points and brought the target Federal Funds Rate back to the zero bound range of 0% to 0.25%. The full impact of the March emergency cuts on net interest margin will be realized in the second quarter of 2020.

Provision for Loan Losses

The Company elected to delay the adoption of FASB’s new rule covering the Current Expected Credit Loss (“CECL”) standard as permitted by the CARES Act. The Company expects to adopt CECL on the earlier of the termination of the national emergency declaration, or December 31, 2020, whichever comes first, with an effective date of January 1, 2020.

Under the incurred loan loss methodology, the Company recorded a provision for loan loss expense of $6.6 million in the three-month period ended March 31, 2020, compared to a provision of $1.2 million during the comparable period of 2019. Net charge-offs were $3.6 million in the three month period ended March 31, 2020, compared to $91,000 during the comparable periods of 2019. This activity was driven primarily by one commercial manufacturing borrower that was on nonaccrual status and had a loan loss reserve allocation of $4.2 million as of December 31, 2019. The $3.7 million charge-off was due to the restructuring of this relationship during the first quarter of 2020. The primary factor impacting management’s decision to record a higher provision in the first three months of 2020 was the emerging economic impact of the COVID-19 pandemic on the Company’s loan customers. Some of the Company’s commercial loan customers have been forced to temporarily suspend or reduce operations and some of the Company’s retail customers are currently without a paycheck, which impairs their abilities to make debt payments. As a result, the Company has granted loan deferrals to customers which represent 11% of commercial loans and 1% of retail loans as of March 31, 2020. In accordance with provisions of the CARES Act as well as the interagency guidance, loan deferrals granted to our customers that have been made as a result of the impact of COVID-19 and who were not past due are not considered troubled debt restructurings and are therefore not included in the troubled debt restructurings totals as of March 31, 2020. See “Note 4 – Allowance for Loan Losses and Credit Quality.”

Additional factors considered by management included key loan quality metrics, including reserve coverage of nonperforming loans and economic conditions in the Company’s markets, and changes in the allocation for specific watch list credits. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2020 and 2019 are shown in the following tables:

	Three Months Ended
	March 31,
			Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Wealth advisory fees	$1,859	$1,620	$239	14.8%
Investment brokerage fees	417	386	31	8.0
Service charges on deposit accounts	2,772	4,287	(1,515)	(35.3)
Loan and service fees	2,408	2,404	4	0.2
Merchant card fee income	669	622	47	7.6
Bank owned life insurance	(292)	444	(736)	(165.8)
Mortgage banking income	586	222	364	164.0
Net securities gains	—	23	(23)	NA
Other income	2,358	1,517	841	55.4
Total noninterest income	$10,777	$11,525	$(748)	(6.5)%
Noninterest income to total revenue	21.71%	23.17%

The Company’s noninterest income decreased $748,000, or 6.5%, to $10.8 million for the first quarter of 2020, compared to $11.5 million for the first quarter of 2019. Noninterest income was positively impacted by a $364,000 increase or 164.0% growth in mortgage banking income, a $266,000 increase, or 68.0% growth, in swap fee income generated from commercial lending transactions and a $239,000 increase, or 14.8% growth, in wealth management fees over the prior year first quarter. The credit valuation adjustments on interest rate swaps increased noninterest income by $735,000 in the first quarter 2020 compared to the first quarter of 2019. Offsetting these increases were decreases in service charges on deposit accounts driven by lower treasury management fees and decreases in bank owned life insurance income primarily due to a variable bank owned life insurance product that contains equity based investments. First quarter 2019 services charges on deposit accounts included $1.6 million in fees from a single commercial treasury management client. The treasury management client relationship was terminated in June 2019.

Future noninterest income may be impacted due to the effects of the COVID-19 pandemic. For example, reduced economic activity may result in lower merchant card fee income and lower interchange revenue that is reported in loan and service fees.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2020 and 2019 are shown in the following tables:

	Three Months Ended
	March 31,
			Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$11,566	$12,207	$(641)	(5.3)%
Net occupancy expense	1,387	1,366	21	1.5
Equipment costs	1,417	1,349	68	5.0
Data processing fees and supplies	2,882	2,425	457	18.8
Corporate and business development	1,111	1,206	(95)	(7.9)
FDIC insurance and other regulatory fees	267	406	(139)	(34.2)
Professional fees	1,147	937	210	22.4
Other expense	2,312	2,577	(265)	(10.3)
Total noninterest expense	$22,089	$22,473	$(384)	(1.7)%

The Company’s noninterest expense decreased $384,000, or 1.7%, to $22.1 million in the first quarter of 2020, compared to $22.5 million in the first quarter of 2019. Salaries and employee benefits decreased on a year over year basis primarily due to lower incentive-based compensation expense. Offsetting the decreases were increases in data processing fees and supplies driven by the company’s continued investment in customer focused, technology-based solutions and ongoing cybersecurity and data management enhancements.

Future noninterest expense may be reduced due to the COVID-19 pandemic. For example, continued protracted economic activity may reduce balance sheet growth and resulting revenue growth which could decrease the amount the Company pays in incentive-based compensation. In addition, the COVID-19 mitigation efforts may lead to the postponement of certain of the Company’s growth initiatives.

The Company’s income tax expense decreased $736,000 in the three-month period ended March 31, 2020, compared to the same period in 2019. The effective tax rate was 17.4% in the three-month period ended March 31, 2020, compared to 16.8% in the comparable period of 2019, due primarily to reduced tax benefit associated with the vesting of employee long-term incentive stock awards.

FINANCIAL CONDITION

Overview

Total assets of the Company were $5.030 billion as of March 31, 2020, an increase of $83.3 million, or 1.7%, when compared to $4.947 billion as of December 31, 2019. Overall asset growth was primarily driven by a $33.2 million, or 33.4%, increase in cash and cash equivalents to $132.6 million at December 31, 2020 from $99.4 million at December 31, 2019, an increase of $17.0 million or 0.4% in net loans to $4.032 billion at March 31, 2020 from $4.015 billion at December 31, 2019, an increase of $16.1 million, or 2.6%, in securities available-for-sale to $624.3 million at March 31, 2020 from $608.2 million at December 31, 2019 and an increase of $13.8 million, or 33.6%, in other assets driven by higher valuations on the Company’s swap portfolio. Total deposits increased $147.9 million, or 3.6%, while total borrowings decreased by $84.5 million, or 49.7%. The increase is deposits was primarily driven by growth in core deposits of $151.8 million offset by a decrease in wholesale funding of $3.9 million. Core deposits were $4.172 billion as of March 31, 2020 compared to $4.020 billion as of December 31, 2019, an increase of $151.8 million, or 3.8%. Additionally, commercial deposits increased by $106.0 million, or 8.3%, to $1.382 billion at March 31, 2020 compared to $1.276 billion at December 31, 2019.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents increased by $33.2 million, or 33.4% to $132.6 million at March 31, 2020, from $99.4 million at December 31, 2019. Cash and cash equivalents at March 31, 2020 reflect larger items in the process of clearing such as public funds checks outstanding for matured certificates of deposit which were distributed in the form of checks. Short-term investments include cash on deposit that earn interest such as excess liquidity maintained at the Federal Reserve Bank. Cash and cash equivalents balances will vary depending on the cyclical nature of the bank’s liquidity position.

Investment Portfolio

The amortized cost and the fair value of securities as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Mortgage-backed securities: residential	$280,674	$293,270	$283,817	$288,181
Mortgage-backed securities: commercial	41,003	41,814	36,712	36,972
State and municipal securities	272,205	289,241	270,480	283,080
Total	$593,882	$624,325	$591,009	$608,233

At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the investment portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for other-than-temporary impairment.

Purchases of securities available for sale totaled $20.2 million in the first three months of 2020. The purchases consisted primarily of state and municipal securities and purchases of mortgage-backed securities issued by government sponsored entities. Paydowns from prepayments and scheduled payments of $13.4 million were received in the first three months of 2020, and the amortization of premiums, net of the accretion of discounts, was $946,000. The increase in net amortization expense from the prior year is being driven by increased prepayment speeds given the current rate environment. Maturities and calls of securities totaled $3.0 million in the first three months of 2020. No other-than-temporary impairment was recognized in the first three months of 2020.

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

Real Estate Mortgage Loans Held-for-Sale

Real estate mortgage loans held-for-sale increased by $3.5 million, or 76.3%, to $8.0 million at March 31, 2020, from $4.5 million at December 31, 2019. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells all of the qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $13.6 million in the first three months of 2020 compared to $6.8 million in the first three months of 2019. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $336.1 million and $337.9 million, respectively, as of March 31, 2020 and December 31, 2019.

Loan Portfolio

The loan portfolio by portfolio segment as of March 31, 2020 and December 31, 2019 is summarized as follows:

					Current
	March 31,		December 31,		Period
(dollars in thousands)	2020		2019		Change
Commercial and industrial loans	$1,428,719	35.0%	$1,426,868	35.1%	$1,851
Commercial real estate and multi-family residential loans	1,760,478	43.1	1,673,322	41.1	87,156
Agri-business and agricultural loans	329,397	8.0	379,531	9.3	(50,134)
Other commercial loans	104,286	2.5	112,302	2.8	(8,016)
Consumer 1‑4 family mortgage loans	367,118	9.0	376,745	9.3	(9,627)
Other consumer loans	97,096	2.4	98,617	2.4	(1,521)
Subtotal, gross loans	4,087,094	100.0%	4,067,385	100.0%	19,709
Less: Allowance for loan losses	(53,609)		(50,652)		(2,957)
Net deferred loan fees	(1,356)		(1,557)		201
Loans, net	$4,032,129		$4,015,176		$16,953

Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $19.7 million to $4.087 billion at March 31, 2020 from $4.067 billion at December 31, 2019. The increase was concentrated in the commercial real estate and commercial and industrial categories and reflects the Company’s long-standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas. The increase was partially offset by loan repayments in agri-business and agricultural loans which have declined since year-end due to seasonal loan repayments as well as declines in volume due to the impact of the flattened yield curve and clients opting for long-term fixed rate financing from other financial services firms.

The following table summarizes the Company’s non-performing assets as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual loans including nonaccrual troubled debt restructured loans	$13,883	$18,675
Loans past due over 90 days and still accruing	71	45
Total nonperforming loans	$13,954	$18,720
Other real estate owned	351	316
Repossessions	11	—
Total nonperforming assets	$14,316	$19,036

Impaired loans including troubled debt restructurings	$22,932	$27,763

Nonperforming loans to total loans	0.34%	0.46%
Nonperforming assets to total assets	0.28%	0.38%

Performing troubled debt restructured loans	$5,852	$5,909
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	2,311	3,188
Total troubled debt restructured loans	$8,163	$9,097

Total nonperforming assets decreased by $4.7 million, or 24.8%, to $14.3 million during the three-month period ended March 31, 2020. The ratio of nonperforming assets to total assets at March 31, 2020 decreased from 0.38% at December 31, 2019 to 0.28% at March 31, 2020. The decrease in nonperforming assets was primarily due to a $3.7 million charge-off taken on a single commercial manufacturing borrower. The borrower was on nonaccrual status and had a loan loss reserve allocation of $4.2 million as of December 31, 2019.

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

Total impaired loans decreased by $4.8 million, or 17.4%, to $22.9 million at March 31, 2020 from $27.8 million at December 31, 2019. The decrease in the impaired loans category was primarily due to the $3.7 million charge-off on the single commercial relationship that was on nonaccrual status as of December 31, 2019.

As a result of the COVID-19 pandemic, we anticipate that our commercial, commercial real estate, residential and consumer borrowers will continue to encounter economic difficulties, which could lead to increases in our levels of nonperforming assets, impaired loans and troubled debt restructurings.

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

At March 31, 2020, the allowance for loan losses was 1.31% of total loans outstanding, versus 1.25% of total loans outstanding at December 31, 2019. At March 31, 2020, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions continue to deteriorate due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of March 31, 2020, based on management’s review of the loan portfolio, the Company had 97 credits totaling $183.8 million on the classified loan list versus 103 credits totaling $180.2 million on December 31, 2019. The increase in classified loans for the first three months of 2020 resulted primarily from one commercial borrower. As of March 31, 2020, the Company had $123.8 million of assets classified as Special Mention, $61.0 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $96.6 million, $84.6 million, $0 and $0, respectively, at December 31, 2019.

Allowance estimates are developed by management after taking into account actual loss experience adjusted for current economic conditions. The Company has regular discussions regarding this methodology with regulatory authorities. Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio and are applied to individual loans based on loan type. In accordance with the incurred loan loss reserve accounting guidance, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

For a more thorough discussion of the allowance for loan losses methodology see the Critical Accounting Policies section of this Item 2.

The allowance for loan losses increased 5.8%, or $3.0 million, from $50.7 million at December 31, 2019 to $53.6 million at March 31, 2020. Pooled loan allocations increased from $40.3 million at December 31, 2019 to $45.9 million at March 31, 2020, which was primarily due to management’s view of current credit quality, the current economic environment and loan growth. Impaired loan allocations were $7.7 million at March 31, 2020 and $10.4 million at December 31, 2019. The unallocated component of the allowance for loan losses was $3.1 million at March 31, 2020 and $2.3 million at December 31, 2019. Until the COVID-19 pandemic impacted the U.S. economy during the first quarter of 2020, general trends in the overall economy and credit quality had been stable. The Company believes that the unallocated component is appropriate given the high level of uncertainty that exists regarding near term economic conditions. The unallocated component of the allowance for loan losses incorporates the Company’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends and trends in the composition of the Company’s large commercial loan portfolio and related large dollar exposures to individual borrowers.

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

Loan growth for the first three months of 2020 has been moderate and prior to the COVID-19 pandemic, economic conditions in the Company’s markets had been stable. Watch list loans are stable at $183.8 million compared to $180.2 million at December 31, 2019, which represents 4.50% of total loans at March 31, 2020 compared to 4.43% at December 31, 2019. Prior to the impact of the COVID-19 pandemic, economic growth, concentrated in commercial real estate activity and manufacturing was occurring, but was not robust. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative position in loan work-out situations. The Company believes that historical industry-specific issues in the Company’s markets have been stable prior to COVID-19.

Management is actively monitoring the loan portfolio for industry concentrations that we believe are most likely to be impacted by emerging COVID-19 events. Approximately 19% of the total loan portfolio contains industries that could be adversely impacted by the effects of COVID-19 and include the following: recreational vehicle - 4%, nursing home and assisted living - 4%, hotel and accommodations - 2%, self-storage - 2%, automotive, boating, trailer and truck - 2%, transportation and trucking contractors - 1%, C&I building construction - 1%, restaurants - 2% and entertainment and recreation - 1%. The Company has no direct exposure to oil and gas and limited exposure to retail shopping centers. Commercial bankers and credit officers are actively working with customers to understand their business challenges and credit needs during this time. We expect loan deferrals will increase during 2020 if the negative economic impact of COVID-19 is a prolonged event.

As of March 31, 2020, total deferrals attributed to COVID-19 were $99.8 million, representing 77 borrowers or 2% of the total loan portfolio. Of that total, 50 were commercial loan borrowers representing $99.3 million in loans, or 3% of total commercial loans. 27 were retail loan borrowers representing $528,000, or 0.1% of total retail loans. 95% of the total loan deferrals were three-month deferrals of principal only.

As of April 22, 2020, total COVID-19 related deferrals had increased to $467.1 million, representing 404 borrowers or 11% of the total loan portfolio. Of that total, 267 were commercial loan borrowers representing $459.8 million in loans, or 13% of total commercial loans. 137 were retail loan borrowers representing $7.3 million, or 2% of total retail loans. 85% of these loan deferrals are for three-month deferrals of principal only.

Sources of Funds

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the three months ended March 31, 2020 and 2019 are summarized in the following table:

	Three months ended March 31,
	2020		2019
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$991,651	0.00%	$885,126	0.00%
Savings and transaction accounts:
Savings deposits	235,058	0.09	247,309	0.12
Interest bearing demand deposits	1,719,038	1.11	1,496,893	1.61
Time deposits:
Deposits of $100,000 or more	978,114	2.07	1,184,996	2.27
Other time deposits	280,233	1.97	276,006	1.81
Total deposits	$4,204,094	1.07%	$4,090,330	1.38%
FHLB advances and other borrowings	112,571	1.38	221,046	2.57
Total funding sources	$4,316,665	1.08%	$4,311,376	1.44%

Deposits and Borrowings

As of March 31, 2020, total deposits increased by $147.9 million, or 3.6%, from December 31, 2019. Core deposits increased by $151.8 million to $4.172 billion as of March 31, 2020 from $4.020 billion as of December 31, 2019. Total brokered deposits were $109.6 million at March 31, 2020 compared to $113.5 million at December 31, 2019 reflecting a $4.0 million decrease during the first three months of 2020.

Since December 31, 2019, the change in core deposits was comprised of increases in commercial deposits of $106.0 million, retail deposits of $40.5 million and public funds deposits of $5.3 million. Total public funds deposits, including public funds transaction accounts, were $1.132 billion at March 31, 2020 and $1.127 billion at December 31, 2019.

The following table summarizes deposit composition at March 31, 2020 and December 31, 2019:

			Current
	March 31,	December 31,	Period
(dollars in thousands)	2020	2019	Change
Retail	$1,657,598	$1,617,133	$40,465
Commercial	1,382,091	1,276,048	106,043
Public funds	1,132,439	1,127,111	5,328
Core deposits	$4,172,128	$4,020,292	$151,836
Brokered deposits	109,575	113,527	(3,952)
Total deposits	$4,281,703	$4,133,819	$147,884

Total borrowings decreased by $84.56 million, or 49.7%, from December 31, 2019, primarily due to short-term FHLB advance repayments of $170.0 million and long-term FHLB fundings of $75.0 million. The Company also drew $10.5 million on its line of credit with a correspondent bank during the first quarter of 2020. The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily used for loan and investment securities growth. Additionally, management has completed the actions required to activate participation in the Federal Reserve Ban’s PPP Lending Facility. Management anticipates that the Company’s deposit balances may fluctuate more than usual during the remainder of 2020 due to the impact of PPP loan fundings, which are made to PPP loan recipient deposit accounts. In addition, there will be fluctuations due to IRS stimulus payments direct deposited into the accounts of retail customers. The timing and use of these funds in addition to draws on unfunded commitments could increase our need to borrow throughout the year.

Capital

As of March 31, 2020, total stockholders’ equity was $606.5 million, an increase of $8.5 million, or 1.4%, from $598.0 million at December 31, 2019. In addition to net income of $17.3 million, other increases in equity during the first three months of 2020 included a $10.5 million change in accumulated other comprehensive income component of equity, which was primarily driven by a net increase in the fair value of available-for-sale securities. Offsetting the increases to stockholders’ equity were decreases due to the repurchase of 289,101 common shares for $10.0 million under the share repurchase plan reauthorized by the Company’s board of directors on January 14, 2020. Dividends declared and paid in the amount of $7.7 million as well as $2.0 million in stock activity under equity compensation plans. On March 10, 2020, the Company announced the activation of its share repurchase plan, which was reauthorized by the board of directors on January 14, 2020. During the first quarter of 2020, the Company repurchased 289,101 shares of its common stock for $10 million at a weighted average price per share of $34.63. Share repurchases under the repurchase plan were temporarily suspended, with $20 million of authorization remaining available under the plan .

The impact on equity by other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of March 31, 2020, the Company's capital levels remained characterized as "well-capitalized" under the new rules.

The actual capital amounts and ratios of the Company and the Bank as of March 31, 2020 and December 31, 2019, are presented in the table below:

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$632,663	14.23%	$356,225	8.00%	$467,546	N/A	N/A	N/A
Bank	$627,291	14.11%	$355,739	8.00%	$466,907	10.50%	$444,674	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$578,963	13.02%	$267,169	6.00%	$378,489	N/A	N/A	N/A
Bank	$573,591	12.90%	$266,804	6.00%	$377,973	8.50%	$355,739	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$578,963	13.02%	$200,377	4.50%	$311,697	N/A	N/A	N/A
Bank	$573,591	12.90%	$200,103	4.50%	$311,272	7.00%	$289,038	6.50%
Tier I Capital (to Average Assets)
Consolidated	$578,962	11.67%	$198,507	4.00%	$198,507	N/A	N/A	N/A
Bank	$573,591	11.65%	$196,997	4.00%	$196,997	4.00%	$246,247	5.00%

As of December 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$631,723	14.36%	$351,894	8.00%	$461,862	N/A	N/A	N/A
Bank	$616,386	14.04%	$351,227	8.00%	$460,985	10.500%	$439,034	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$580,982	13.21%	$263,921	6.00%	$373,887	N/A	N/A	N/A
Bank	$565,645	12.88%	$263,420	6.00%	$373,179	8.500%	$351,227	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$580,982	13.21%	$197,941	4.50%	$307,908	N/A	N/A	N/A
Bank	$565,645	12.88%	$197,565	4.50%	$307,324	7.000%	$285,372	6.50%
Tier I Capital (to Average Assets)
Consolidated	$580,982	11.67%	$199,099	4.00%	$199,099	N/A	N/A	N/A
Bank	$565,645	11.43%	$197,923	4.00%	$197,923	4.00%	$247,404	5.00%

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:

●	the effects of the COVID-19 pandemic, including its effects on our customers, local economic conditions, our operations and vendors, and the responses of federal, state and local governmental authorities;
●	the effects of future economic, business and market conditions and changes, both domestic and foreign, including the effects of federal trade policies;
●	governmental monetary and fiscal policies;
●	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
●	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
●	the phase out of LIBOR by the end of 2021 and establishment of a new reference rate
●	changes in borrowers’ credit risks and payment behaviors;
●	changes in the availability and cost of credit and capital in the financial markets;
●	the effects of disruption and volatility in capital markets on the value of our investment portfolio;
●	cyber-security risks and or cyber-security damage that could result from attacks on the Company’s or third-party service providers networks or data of the Company;
●	changes in the prices, values and sales volumes of residential and commercial real estate;
●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
●	changes in technology or products that may be more difficult or costly, or less effective than anticipated;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;
●	the risk of trade policy and tariffs could impact loan demand from the manufacturing sector
●	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible loan losses, our analysis of our capital position and other estimates;
●	changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
●	changes in accounting policies, rules and practices;
●	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and
●	the risks noted in the Risk Factors discussed under Item 1A of Part 1 of this Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC.

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

Interest rate scenarios for the base, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at March 31, 2020. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

		Falling	Rising	Rising	Rising	Rising	Rising
		(25 Basis	(25 Basis	(50 Basis	(100 Basis	(200 Basis	(300 Basis
(dollars in thousands)	Base	Points)	Points)	Points)	Points)	Points)	Points)
Net interest income	$156,048	$152,637	$157,972	$159,752	$163,560	$171,478	$179,428
Variance from Base		$(3,411)	$1,924	$3,704	$7,512	$15,430	$23,380
Percent of change from Base		(2.19)%	1.23%	2.37%	4.81%	9.89%	14.98%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2020, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

The outbreak of Coronavirus Disease 2019 (“COVID-19”) is having an adverse impact on our business and results of operations, and could have an adverse impact on our financial condition and capital levels, any of which could be material. Further, the spread of the outbreak could lead to a prolonged economic recession or other severe disruptions in the U.S. economy, may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.

The spread of COVID-19 has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally, including a severe curtailment of business activity and widespread levels of unemployment in our Indiana markets. We expect this impact to worsen and last for a significant and indeterminate period. These developments have adversely affected our business and results of operations, and we believe they could adversely impact our financial condition and capital levels, the amounts of which cannot be determined and could be material. In particular, certain of our borrowers and depositors are in or have exposure to industries that have reduced or suspended operations, or are located in areas that have been subject to stay-at-home orders. A prolonged stay-at-home order, or any other continued decrease in economic activity as a result of COVID-19, would have a negative adverse impact on our borrowers and their financial condition, which could impact their ability to meet their financial obligations and could result in elevated levels of delinquencies, defaults, foreclosures and loan losses. See “Note 11 – COVID-19 and Current Economic Conditions” for additional information.

In addition, the COVID-19 pandemic could have a material impact on our operations. We rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the outbreak could negatively impact our employees and customers’ ability to engage in banking and other financial transactions and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas.

We may experience increases to, and volatility in, the balance of the allowance for credit losses and related provision expense due to the adoption of the current expected credit losses (“CECL”) methodology.

We adopted CECL effective January 1, 2020, and, as permitted by the CARES Act, have delayed compliance until the earlier of the termination date of the national emergency declared by President Trump under the National Emergencies Act on March 31, 2020, related to the outbreak of COVID-19, and December 31, 2020. Relative to the incurred loss methodology that we currently use, the CECL methodology requires increased use of judgments and dependence on forward-looking information and forecasts, any of which may prove to be incorrect. For this reason, and due to the effects of the COVID-19 pandemic and the uncertain duration of the permitted delay referred to above, we are not able to estimate the amount of increase in our allowance for credit losses upon our compliance with this standard.

The CECL methodology differs substantially from the incurred loss methodology currently used in that it is forward looking, requiring measurement to occur when a financial asset is first added to the balance sheet and periodically thereafter. The measurements will require increased use of management judgments as well as forward-looking information and forecasts. Although every effort is made to ensure that the judgements are correct and the forecasts accurate, the future is uncertain, and there can be no guarantee that the judgments and forecasts will prove to be correct.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

During the first quarter of 2020, the Company repurchased 289,101 shares of its common stock for $10 million at a weighted average price per share of $34.63. On March 24, 2020, the share repurchases were temporarily suspended and $20 million of authorization remains available and outstanding.

The following table provides information as of March 31, 2020 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
January 1-31	3,352	$48.49	0	$30,000,000
February 1-29	1,097	48.21	0	30,000,000
March 1-31	289,101	34.63	289,101	19,988,273
Total	293,550	$34.84	289,101	$19,988,273

(a)	The shares purchased during January and February were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

The shares purchased during March were purchased under the share repurchase program described above.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and March 31, 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and March 31, 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: April 30, 2020	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: April 30, 2020	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: April 30, 2020	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)