Form 10-Q
period 2020-06-30
LAKELAND FINANCIAL CORP
filed 2020-08-05
CIK 721994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding at July 31, 2020:  25,708,915

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$68,991	$68,605
Short-term investments	57,344	30,776
Total cash and cash equivalents	126,335	99,381

Securities available-for-sale (carried at fair value)	632,908	608,233
Real estate mortgage loans held-for-sale	16,640	4,527

Loans, net of allowance for loan losses of $59,019 and $50,652	4,431,513	4,015,176

Land, premises and equipment, net	60,331	60,365
Bank owned life insurance	83,927	83,848
Federal Reserve and Federal Home Loan Bank stock	13,772	13,772
Accrued interest receivable	15,850	15,391
Goodwill	4,970	4,970
Other assets	54,846	41,082
Total assets	$5,441,092	$4,946,745

LIABILITIES
Noninterest bearing deposits	$1,425,901	$983,307
Interest bearing deposits	3,217,526	3,150,512
Total deposits	4,643,427	4,133,819

Borrowings
Federal funds purchased	25,000	—
Federal Home Loan Bank advances	75,000	170,000
Miscellaneous borrowings	10,500	—
Total borrowings	110,500	170,000

Accrued interest payable	8,446	11,604
Other liabilities	57,827	33,222
Total liabilities	4,820,200	4,348,645

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value 25,701,115 shares issued and 25,233,280 outstanding as of June 30, 2020 25,623,016 shares issued and 25,444,275 outstanding as of December 31, 2019	113,424	114,858
Retained earnings	496,891	475,247
Accumulated other comprehensive income	24,802	12,059
Treasury stock at cost (467,835 shares as of June 30, 2020, 178,741 shares as of December 31, 2019)	(14,314)	(4,153)
Total stockholders’ equity	620,803	598,011
Noncontrolling interest	89	89
Total equity	620,892	598,100
Total liabilities and equity	$5,441,092	$4,946,745

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET INTEREST INCOME
Interest and fees on loans
Taxable	$42,649	$50,089	$88,703	$98,955
Tax exempt	216	235	438	486
Interest and dividends on securities
Taxable	1,869	2,250	3,842	4,747
Tax exempt	2,033	1,710	4,039	3,352
Other interest income	64	351	248	589
Total interest income	46,831	54,635	97,270	108,129

Interest on deposits	7,184	15,556	18,383	29,439
Interest on borrowings
Short-term	45	232	407	1,182
Long-term	74	436	98	888
Total interest expense	7,303	16,224	18,888	31,509

NET INTEREST INCOME	39,528	38,411	78,382	76,620

Provision for loan losses	5,500	785	12,100	1,985

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,028	37,626	66,282	74,635

NONINTEREST INCOME
Wealth advisory fees	1,805	1,646	3,664	3,266
Investment brokerage fees	310	528	727	914
Service charges on deposit accounts	2,189	4,850	4,961	9,137
Loan and service fees	2,425	2,481	4,833	4,885
Merchant card fee income	594	670	1,263	1,292
Bank owned life insurance income	836	287	544	731
Mortgage banking income	1,354	398	1,940	620
Net securities gains	49	65	49	88
Other income	1,607	663	3,965	2,180
Total noninterest income	11,169	11,588	21,946	23,113

NONINTEREST EXPENSE
Salaries and employee benefits	11,424	11,854	22,990	24,061
Net occupancy expense	1,545	1,283	2,932	2,649
Equipment costs	1,430	1,409	2,847	2,758
Data processing fees and supplies	2,829	2,574	5,711	4,999
Corporate and business development	627	1,171	1,738	2,377
FDIC insurance and other regulatory fees	403	409	670	815
Professional fees	1,053	1,071	2,200	2,008
Other expense	1,768	2,321	4,080	4,898
Total noninterest expense	21,079	22,092	43,168	44,565

INCOME BEFORE INCOME TAX EXPENSE	24,118	27,122	45,060	53,183
Income tax expense	4,448	5,409	8,091	9,788
NET INCOME	$19,670	$21,713	$36,969	$43,395

BASIC WEIGHTED AVERAGE COMMON SHARES	25,412,014	25,614,701	25,517,499	25,553,254
BASIC EARNINGS PER COMMON SHARE	$0.77	$0.85	$1.45	$1.70
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,469,680	25,774,002	25,594,959	25,721,079
DILUTED EARNINGS PER COMMON SHARE	$0.77	$0.85	$1.44	$1.69

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$19,670	$21,713	$36,969	$43,395
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain on securities available-for-sale arising during the period	2,840	8,893	16,059	19,853
Reclassification adjustment for gains included in net income	(49)	(65)	(49)	(88)
Net securities gain activity during the period	2,791	8,828	16,010	19,765
Tax effect	(586)	(1,853)	(3,361)	(4,151)
Net of tax amount	2,205	6,975	12,649	15,614
Defined benefit pension plans:
Amortization of net actuarial loss	63	53	126	103
Net gain activity during the period	63	53	126	103
Tax effect	(16)	(15)	(32)	(26)
Net of tax amount	47	38	94	77

Total other comprehensive income, net of tax	2,252	7,013	12,743	15,691

Comprehensive income	$21,922	$28,726	$49,712	$59,086

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

	Three Months Ended
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'	Noncontrolling	Total
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Balance at April 1, 2019	25,442,827	$111,571	$432,953	$2,487	$(3,833)	$543,178	$89	$543,267
Comprehensive income:
Net income			21,713			21,713		21,713
Other comprehensive income, net of tax				7,013		7,013		7,013
Cash dividends declared, $0.30 per share			(7,697)			(7,697)		(7,697)
Treasury shares purchased under deferred directors' plan	(1,078)	51		—	(51)	—		—
Stock activity under equity compensation plans	551					—		—
Stock based compensation expense		1,067				1,067		1,067
Balance at June 30, 2019	25,442,300	$112,689	$446,969	$9,500	$(3,884)	$565,274	$89	$565,363

Balance at April 1, 2020	25,234,572	$113,337	$484,857	$22,550	$(14,261)	$606,483	$89	$606,572
Comprehensive income:
Net income			19,670			19,670		19,670
Other comprehensive income, net of tax				2,252		2,252		2,252
Cash dividends declared, $0.30 per share			(7,636)			(7,636)		(7,636)
Treasury shares purchased under deferred directors' plan	(1,292)	53			(53)	—		—
Stock activity under equity compensation plans						—		—
Stock based compensation expense		34				34		34
Balance at June 30, 2020	25,233,280	$113,424	$496,891	$24,802	$(14,314)	$620,803	$89	$620,892

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

	Six Months Ended
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Balance at January 1, 2019	25,128,773	$112,383	$419,179	$(6,191)	$(3,756)	$521,615	$89	$521,704
Adoption of ASU 2017-08			(1,327)			(1,327)		(1,327)
Comprehensive income:
Net income			43,395			43,395		43,395
Other comprehensive income, net of tax				15,691		15,691		15,691
Cash dividends declared, $0.56 per share			(14,278)			(14,278)		(14,278)
Cashless exercise of warrants	224,066	—				—		—
Treasury shares purchased under deferred directors’ plan	(5,656)	246			(246)	—
Treasury shares sold and distributed under deferred directors' plan	5,699	(118)			118	—		—
Stock activity under equity compensation plans	89,418	(2,089)				(2,089)		(2,089)
Stock based compensation expense		2,267				2,267		2,267
Balance at June 30, 2019	25,442,300	$112,689	$446,969	$9,500	$(3,884)	$565,274	$89	$565,363

Balance at January 1, 2020	25,444,275	$114,858	$475,247	$12,059	$(4,153)	$598,011	$89	$598,100
Comprehensive income:
Net income			36,969			36,969		36,969
Other comprehensive income, net of tax				12,743		12,743		12,743
Cash dividends declared, $0.60 per share			(15,325)			(15,325)		(15,325)
Treasury shares purchased under share repurchase plan	(289,101)	—			(10,012)	(10,012)		(10,012)
Treasury shares purchased under deferred directors’ plan	(5,741)	268			(268)	—		—
Treasury shares sold and distributed under deferred directors' plan	5,748	(119)			119	—		—
Stock activity under equity compensation plans	78,099	(2,030)				(2,030)		(2,030)
Stock based compensation expense		447				447		447
Balance at June 30, 2020	25,233,280	$113,424	$496,891	$24,802	$(14,314)	$620,803	$89	$620,892

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Six Months Ended June 30,	2020	2019
Cash flows from operating activities:
Net income	$36,969	$43,395
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,989	2,930
Provision for loan losses	12,100	1,985
Amortization of loan servicing rights	359	244
Net change in loan servicing rights valuation allowance	506	—
Loans originated for sale, including participations	(59,288)	(23,689)
Net gain on sales of loans	(1,458)	(690)
Proceeds from sale of loans, including participations	48,113	20,390
Net loss on sales of premises and equipment	81	1
Net gain on sales and calls of securities available-for-sale	(49)	(88)
Net securities amortization	1,959	1,866
Stock based compensation expense	447	2,267
Earnings on life insurance	(544)	(731)
Gain on life insurance	(576)	(841)
Tax benefit of stock award issuances	(71)	(529)
Net change:
Interest receivable and other assets	(655)	(3,039)
Interest payable and other liabilities	(142)	1,188
Total adjustments	3,771	1,264
Net cash from operating activities	40,740	44,659

Cash flows from investing activities:
Proceeds from sale of securities available for sale	1,148	25,819
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	40,430	30,150
Purchases of securities available-for-sale	(47,370)	(60,007)
Purchase of life insurance	(242)	(5,422)
Net increase in total loans	(428,472)	(83,747)
Proceeds from sales of land, premises and equipment	242	10
Purchases of land, premises and equipment	(3,278)	(3,563)
Proceeds from life insurance	1,283	1,483
Net cash from investing activities	(436,259)	(95,277)

Cash flows from financing activities:
Net increase in total deposits	509,608	177,234
Net increase in short-term borrowings	35,500	(60,555)
Proceeds from short-term FHLB borrowings	—	100,000
Payments on short-term FHLB borrowings	(170,000)	(170,000)
Proceeds from long-term FHLB borrowings	75,000	—
Common dividends paid	(15,312)	(14,265)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(2,030)	(2,089)
Purchase of treasury stock	(10,280)	(246)
Net cash from financing activities	422,473	30,066
Net change in cash and cash equivalents	26,954	(20,552)
Cash and cash equivalents at beginning of the period	99,381	216,922
Cash and cash equivalents at end of the period	$126,335	$196,370
Cash paid during the period for:
Interest	$22,045	$29,640
Income taxes	20	9,425
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	35	—
Securities purchases payable	4,783	3,579
Right-of-use assets obtained in exchange for lease liabilities	—	5,483

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-months and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2020. The Company’s 2019 Annual Report on Form 10-K should be read in conjunction with these statements.

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

Under a provision provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company elected to delay the adoption of FASB’s new rule covering the CECL standard until the earlier of the termination date of the national emergency declared by President Trump under the National Emergencies Act on March 13, 2020, related to the outbreak of COVID-19, and December 31, 2020. Once the delay provision has been terminated, adoption will be retroactive to January 1, 2020. During 2019, the Company implemented the CECL methodology and ran it concurrently with the historical incurred method. While the Company has not finalized the impact of implementing CECL, the Company expects to recognize a one-time cumulative effect adjustment to the allowance and beginning retained earnings, net of tax, upon adoption. Once final, the calculation will require approval by the loan review committee and governance in accordance with the Company’s internal controls over financial reporting. Additionally, the Company has evaluated the need to recognize an allowance for credit impairment for available-for-sale debt securities. The impact on available-for-sale debt securities is subject to a limitation, which is based on the fair value of the debt securities. When evaluating the credit quality of our existing portfolio, the Company does not expect the allowance for credit impairment for available-for-sale securities to be significant. The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to the initial adoption will depend on changes in the loan portfolio, economic conditions and refinements to key assumptions including economic forecasting and qualitative factors.

In August 2018, the FASB issued ASU 2018-14 "Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The ASU updates the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans by adding, clarifying and removing certain disclosures. These amendments are effective for fiscal years ending after December 15, 2020, for public business entities, and are to be applied on a retrospective basis to all periods presented. Management has reviewed the standard and does not anticipate ASU 2018-14 will have a material impact on its financial statements.

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

On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company has formed a cross-functional working group to lead the transition from LIBOR to a planned adoption of the Secured Overnight Financial Rate (“SOFR”). The Company has identified loans that will renew prior to 2021 and will obtain updated reference rate language at the time of renewal. Loans maturing after 2021 will need loan modifications and fallback language has been implemented for newly originated loans. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop internal milestones during this transitional period. The guidance under ASC-848 will be available for a limited time, generally through December 31, 2022. The Company expects to adopt the LIBOR transition relief allowed under this standard.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
June 30, 2020
Mortgage-backed securities: residential	$263,766	$11,026	$(43)	$274,749
Mortgage-backed securities: commercial	39,379	1,190	—	40,569
State and municipal securities	296,529	21,062	(1)	317,590
Total	$599,674	$33,278	$(44)	$632,908

December 31, 2019
Mortgage-backed securities: residential	$283,817	$4,751	$(387)	$288,181
Mortgage-backed securities: commercial	36,712	262	(2)	36,972
State and municipal securities	270,480	12,828	(228)	283,080
Total	$591,009	$17,841	$(617)	$608,233

Information regarding the fair value and amortized cost of available-for-sale debt securities by maturity as of June 30, 2020 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$4,453	$4,486
Due after one year through five years	14,064	14,473
Due after five years through ten years	31,299	33,552
Due after ten years	246,713	265,079
	296,529	317,590
Mortgage-backed securities	303,145	315,318
Total debt securities	$599,674	$632,908

Securities proceeds, gross gains and gross losses are presented below.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Sales of securities available-for-sale
Proceeds	$1,148	$12,126	$1,148	$25,819
Gross gains	49	68	49	138
Gross losses	0	(3)	0	(50)
Number of securities	3	8	3	25

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

Securities with carrying values of $420.3 million and $59.3 million were pledged as of June 30, 2020 and December 31, 2019, respectively, as collateral for borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of June 30, 2020 and December 31, 2019 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2020
Mortgage-backed securities: residential	$5,082	$8	$4,443	$35	$9,525	$43
Mortgage-backed securities: commercial	38	0	0	0	38	0
State and municipal securities	559	1	0	0	559	1
Total temporarily impaired	$5,679	$9	$4,443	$35	$10,122	$44

December 31, 2019
Mortgage-backed securities: residential	$23,436	$112	$14,174	$275	$37,610	$387
Mortgage-backed securities: commercial	4,591	2	0	0	4,591	2
State and municipal securities	14,188	228	0	0	14,188	228
Total temporarily impaired	$42,215	$342	$14,174	$275	$56,389	$617

The total number of securities with unrealized losses as of June 30, 2020 and December 31, 2019 is presented below.

	Less than	12 months
	12 months	or more	Total
June 30, 2020
Mortgage-backed securities: residential	1	2	3
Mortgage-backed securities: commercial	2	0	2
State and municipal securities	2	0	2
Total temporarily impaired	5	2	7

December 31, 2019
Mortgage-backed securities: residential	7	6	13
Mortgage-backed securities: commercial	1	0	1
State and municipal securities	11	0	11
Total temporarily impaired	19	6	25

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of June 30, 2020 and December 31, 2019, all of the securities in the Company’s portfolio were backed by the U.S. government, government agencies, government sponsored entities or were A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government agency, government-sponsored entity and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considers the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	June 30,		December 31,
(dollars in thousands)	2020		2019
Commercial and industrial loans:
Working capital lines of credit loans	$568,621	12.6%	$709,849	17.5%
Non-working capital loans	1,238,556	27.5	717,019	17.6
Total commercial and industrial loans	1,807,177	40.1	1,426,868	35.1

Commercial real estate and multi-family residential loans:
Construction and land development loans	359,948	8.0	287,641	7.1
Owner occupied loans	576,213	12.8	573,665	14.1
Nonowner occupied loans	554,572	12.3	571,364	14.0
Multifamily loans	290,566	6.4	240,652	5.9
Total commercial real estate and multi-family residential loans	1,781,299	39.5	1,673,322	41.1

Agri-business and agricultural loans:
Loans secured by farmland	153,774	3.4	174,380	4.3
Loans for agricultural production	198,277	4.4	205,151	5.0
Total agri-business and agricultural loans	352,051	7.8	379,531	9.3

Other commercial loans	110,833	2.5	112,302	2.8
Total commercial loans	4,051,360	89.9	3,592,023	88.3

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	169,897	3.8	177,227	4.4
Open end and junior lien loans	174,300	3.9	186,552	4.6
Residential construction and land development loans	11,164	0.2	12,966	0.3
Total consumer 1-4 family mortgage loans	355,361	7.9	376,745	9.3

Other consumer loans	98,667	2.2	98,617	2.4
Total consumer loans	454,028	10.1	475,362	11.7
Subtotal	4,505,388	100.0%	4,067,385	100.0%
Less: Allowance for loan losses	(59,019)		(50,652)
Net deferred loan fees	(14,856)		(1,557)
Loans, net	$4,431,513		$4,015,176

The recorded investment in loans does not include accrued interest.

The Company had $1.4 million in residential real estate loans in the process of foreclosure as of June 30, 2020, compared to $1.6 million as of December 31, 2019.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended June 30, 2020 and 2019:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2020
Beginning balance, April 1	$24,739	$18,658	$3,704	$521	$2,475	$447	$3,065	$53,609
Provision for loan losses	2,062	2,387	(299)	21	953	387	(11)	5,500
Loans charged-off	(296)	0	0	0	0	(115)	0	(411)
Recoveries	239	18	3	0	6	55	0	321
Net loans charged-off	(57)	18	3	0	6	(60)	0	(90)
Ending balance	$26,744	$21,063	$3,408	$542	$3,434	$774	$3,054	$59,019

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2019
Beginning balance, April 1	$24,030	$15,447	$4,146	$373	$2,266	$291	$3,009	$49,562
Provision for loan losses	824	(31)	(242)	(18)	(124)	40	336	785
Loans charged-off	(17)	0	0	0	(5)	(62)	0	(84)
Recoveries	187	76	2	0	16	20	0	301
Net loans charged-off	170	76	2	0	11	(42)	0	217
Ending balance	$25,024	$15,492	$3,906	$355	$2,153	$289	$3,345	$50,564

The following tables present the activity in the allowance for loan losses by portfolio segment for the six-month periods ended June 30, 2020 and 2019:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Six Months Ended June 30, 2020
Beginning balance, January 1	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652
Provision for loan losses	4,690	5,137	(466)	95	1,348	562	734	12,100
Loans charged-off	(4,031)	0	0	0	(13)	(216)	0	(4,260)
Recoveries	296	130	5	0	13	83	0	527
Net loans charged-off	(3,735)	130	5	0	0	(133)	0	(3,733)
Ending balance	$26,744	$21,063	$3,408	$542	$3,434	$774	$3,054	$59,019

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Six Months Ended June 30, 2019
Beginning balance, January 1	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453
Provision for loan losses	2,317	(13)	(403)	(13)	(79)	125	51	1,985
Loans charged-off	(100)	0	0	0	(87)	(181)	0	(368)
Recoveries	289	112	4	0	27	62	0	494
Net loans charged-off	189	112	4	0	(60)	(119)	0	126
Ending balance	$25,024	$15,492	$3,906	$355	$2,153	$289	$3,345	$50,564

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2020 and December 31, 2019:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
June 30, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,384	$1,318	$64	$0	$411	$0	$0	$8,177
Collectively evaluated for impairment	20,360	19,745	3,344	542	3,023	774	3,054	50,842
Total ending allowance balance	$26,744	$21,063	$3,408	$542	$3,434	$774	$3,054	$59,019

Loans:
Loans individually evaluated for impairment	$14,870	$6,093	$430	$0	$2,615	$0	$0	$24,008
Loans collectively evaluated for impairment	1,778,929	1,772,848	351,641	110,712	353,963	98,431	0	4,466,524
Total ending loans balance	$1,793,799	$1,778,941	$352,071	$110,712	$356,578	$98,431	$0	$4,490,532

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,324	$538	$90	$0	$426	$6	$0	$10,384
Collectively evaluated for impairment	16,465	15,258	3,779	447	1,660	339	2,320	40,268
Total ending allowance balance	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652

Loans:
Loans individually evaluated for impairment	$19,580	$4,998	$445	$0	$2,789	$17	$0	$27,829
Loans collectively evaluated for impairment	1,407,246	1,665,842	379,186	112,166	375,210	98,349	0	4,037,999
Total ending loans balance	$1,426,826	$1,670,840	$379,631	$112,166	$377,999	$98,366	$0	$4,065,828

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2020:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$2,053	$173	$0
Non-working capital loans	3,108	1,011	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,086	2,086	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	385	304	0
Open end and junior lien loans	49	49	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,908	1,907	467
Non-working capital loans	12,444	11,779	5,917
Commercial real estate and multi-family residential loans:
Owner occupied loans	4,006	4,007	1,318
Agri-business and agricultural loans:
Loans secured by farmland	147	147	64
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,545	1,548	351
Open end and junior lien loans	663	662	50
Residential construction loans	51	52	10
Total	$29,048	$24,008	$8,177

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$22	$22	$0
Non-working capital loans	2,130	735	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,189	3,010	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Loans for ag production	15	15	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	411	330	0
Open end and junior lien loans	121	121	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,214	6,214	3,089
Non-working capital loans	13,230	12,609	6,235
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,988	1,988	538
Agri-business and agricultural loans:
Loans secured by farmland	147	147	90
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,643	1,646	363
Open end and junior lien loans	641	640	53
Residential construction loans	51	52	10
Other consumer loans	17	17	6
Total	$30,422	$27,829	$10,384

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2020:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$774	$0	$0
Non-working capital loans	744	10	10
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,104	4	4
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	313	1	0
Open end and junior lien loans	49	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,171	0	0
Non-working capital loans	11,600	63	63
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,108	0	0
Agri-business and agricultural loans:
Loans secured by farmland	147	0	0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,606	0	0
Open end and junior lien loans	639	0	0
Residential construction loans	52	0	0
Total	$23,590	$78	$77

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2019:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$287	$0	$1
Non-working capital loans	933	9	4
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,450	10	10
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	164	1	1
Open end and junior lien loans	93	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,326	75	26
Non-working capital loans	11,105	127	94
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,763	16	11
Agri-business and agricultural loans:
Loans secured by farmland	147	1	0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,680	13	13
Other consumer loans	28	1	0
Total	$24,259	$253	$160

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2020:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$577	$0	$0
Non-working capital loans	652	11	11
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,124	9	8
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	319	2	1
Open end and junior lien loans	67	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,729	0	0
Non-working capital loans	11,659	153	153
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,554	30	30
Agri-business and agricultural loans:
Loans secured by farmland	147	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,623	21	20
Open end and junior lien loans	638	0	0
Residential construction loans	52	0	0
Total	$24,424	$226	$223

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2019:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$221	$1	$1
Non-working capital loans	1,241	38	28
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,535	21	18
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	272	2	2
Open end and junior lien loans	143	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,406	147	85
Non-working capital loans	11,260	259	222
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,922	29	23
Agri-business and agricultural loans:
Loans secured by farmland	147	3	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,639	25	25
Other consumer loans	36	2	1
Total	$25,105	$527	$406

The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 by class of loans:

		30‑89	Greater than		Total Past
	Loans Not	Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$566,602	$8	$0	$2,079	$2,087	$568,689
Non-working capital loans	1,219,488	11	0	5,611	5,622	1,225,110
Commercial real estate and multi-family
residential loans:
Construction and land development loans	359,082	0	0	0	0	359,082
Owner occupied loans	570,680	0	0	5,178	5,178	575,858
Nonowner occupied loans	553,894	0	0	0	0	553,894
Multifamily loans	290,107	0	0	0	0	290,107
Agri-business and agricultural loans:
Loans secured by farmland	153,298	0	0	430	430	153,728
Loans for agricultural production	198,343	0	0	0	0	198,343
Other commercial loans	110,712	0	0	0	0	110,712
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	168,367	427	19	718	1,164	169,531
Open end and junior lien loans	175,183	30	0	711	741	175,924
Residential construction loans	11,071	0	0	52	52	11,123
Other consumer loans	98,221	210	0	0	210	98,431
Total	$4,475,048	$686	$19	$14,779	$15,484	$4,490,532

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans:

		30‑89	Greater than		Total Past
	Loans Not	Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$703,737	$10	$0	$6,236	$6,246	$709,983
Non-working capital loans	710,557	4	0	6,282	6,286	716,843
Commercial real estate and multi-family residential loans:
Construction and land development loans	286,534	0	0	0	0	286,534
Owner occupied loans	569,303	0	0	4,056	4,056	573,359
Nonowner occupied loans	570,687	0	0	0	0	570,687
Multifamily loans	240,260	0	0	0	0	240,260
Agri-business and agricultural loans:
Loans secured by farmland	173,959	0	0	430	430	174,389
Loans for agricultural production	205,228	0	0	14	14	205,242
Other commercial loans	112,166	0	0	0	0	112,166
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	174,902	1,099	45	827	1,971	176,873
Open end and junior lien loans	187,255	188	0	761	949	188,204
Residential construction loans	12,870	0	0	52	52	12,922
Other consumer loans	98,176	173	0	17	190	98,366
Total	$4,045,634	$1,474	$45	$18,675	$20,194	$4,065,828

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $4.8 million and $2.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2020 and December 31, 2019, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	June 30,	December 31,
(dollars in thousands)	2020	2019
Accruing troubled debt restructured loans	$5,772	$5,909
Nonaccrual troubled debt restructured loans	7,582	3,188
Total troubled debt restructured loans	$13,354	$9,097

During the three months and six months ended June 30, 2020, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended June 30, 2020:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	250	315	1	0
Non-working capital loans	1	3,500	3,569	1	0
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	1,528	1,527	1	0
Total	3	$5,278	$5,411	3	0

For the three month period ended June 30, 2020, the troubled debt restructurings described above increased the allowance for loan losses by $2.3 million, and no charge-offs were recorded.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the six months ended June 30, 2020:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	250	315	1	0
Non-working capital loans	2	4,288	3,691	2	0
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	1,528	1,527	1	0
Total	4	$6,066	$5,533	4	0

For the six month period ended June 30, 2020, the troubled debt restructurings described above increased the allowance for loan losses by $2.4 million, and charge-offs of $666,000 were recorded.

As of June 30, 2020, total deferrals attributed to COVID-19 were $652.5 million representing 384 borrowers. This represented 15% of the total loan portfolio. Of that total 322 were commercial loan borrowers representing $647.0 million in loans, or 16%, of commercial loans and 62 were retail loan borrowers representing $5.5 million, or 1%, of total retail loans. Of the total commercial deferrals, 87% were for three-months or less. In accordance with Section 4013 of the CARES Act and the March 22, 2020 Joint Interagency Regulatory Guidance, these were not considered to be troubled debt restructurings and were excluded from the table above.

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

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the period. One of the loans is for a commercial real estate building where the cash flow did not support the loan with a recorded investment of $533,000. The other loan is for commercial and industrial non-working capital purposes and this borrower had a recorded investment of $70,000 that was subsequently paid off prior to March 31, 2019. These concessions are not included in table below.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be “Pass” rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with “Not Rated” loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.

As of June 30, 2020, $554.6 million in PPP loans were included in the "Pass" category of loans. These loans were included in this risk rating category because they are fully guaranteed by the SBA.

As of June 30, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$517,324	$31,787	$19,254	$0	$324	$568,689
Non-working capital loans	1,176,307	22,205	21,258	0	5,340	1,225,110
Commercial real estate and multi-family residential loans:
Construction and land development loans	359,082	0	0	0	0	359,082
Owner occupied loans	537,145	26,493	12,220	0	0	575,858
Nonowner occupied loans	546,936	6,395	563	0	0	553,894
Multifamily loans	290,107	0	0	0	0	290,107
Agri-business and agricultural loans:
Loans secured by farmland	140,131	12,136	1,461	0	0	153,728
Loans for agricultural production	146,520	51,823	0	0	0	198,343
Other commercial loans	110,712	0	0	0	0	110,712
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	37,353	0	1,852	0	130,326	169,531
Open end and junior lien loans	8,575	0	711	0	166,638	175,924
Residential construction loans	0	0	52	0	11,071	11,123
Other consumer loans	28,047	0	0	0	70,384	98,431
Total	$3,898,239	$150,839	$57,371	$0	$384,083	$4,490,532

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$631,728	$40,551	$37,278	$0	$426	$709,983
Non-working capital loans	673,370	18,782	19,381	0	5,310	716,843
Commercial real estate and multi-family residential loans:
Construction and land development loans	286,534	0	0	0	0	286,534
Owner occupied loans	535,496	14,804	23,059	0	0	573,359
Nonowner occupied loans	569,315	781	591	0	0	570,687
Multifamily loans	240,260	0	0	0	0	240,260
Agri-business and agricultural loans:
Loans secured by farmland	165,005	7,952	1,432	0	0	174,389
Loans for agricultural production	191,489	13,738	15	0	0	205,242
Other commercial loans	112,166	0	0	0	0	112,166
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	47,405	0	1,976	0	127,492	176,873
Open end and junior lien loans	10,845	0	762	0	176,597	188,204
Residential construction loans	0	0	51	0	12,871	12,922
Other consumer loans	27,250	0	17	0	71,099	98,366
Total	$3,490,863	$96,608	$84,562	$0	$393,795	$4,065,828

NOTE 5. BORROWINGS

For the periods ended June 30, 2020 and December 31, 2019, the Company had advances outstanding from the Federal Home Loan Bank (“FHLB”) in the amount of $75.0 million and $170.0 million, respectively. The outstanding FHLB advance at June 30, 2020 is a ten-year fixed-rate putable advance with a rate of 0.39% and is due on March 4, 2030. The outstanding FHLB advance at December 31, 2019 was a short-term fixed rate advance with a rate of 1.61% and was due on January 7, 2020. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities.

On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was authorized by the Company’s board of directors on January 14, 2020. The Company had drawn $10.5 million on this line at a rate of Prime minus 150 basis points, or 1.75%, as of June 30, 2020. There were no amounts drawn against this line as of December 31, 2019. The line was scheduled to mature on July 31, 2020, and has been renewed with a new maturity of July 30, 2021.

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

Mortgage servicing rights:  As of June 30, 2020, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $4.0 million, carried at amortized cost less $506,000 in a valuation reserve, or $3.5 million. These residential mortgage loans have a weighted average interest rate of 3.80%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At June 30, 2020, the constant prepayment speed (“PSA”) used was 198 and discount rate used was 9.4%. At December 31, 2019, the PSA used was 118 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2020
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
Mortgage-backed securities: residential	$0	$274,749	$0	$274,749
Mortgage-backed securities: commercial	0	40,569	0	40,569
State and municipal securities	0	317,445	145	317,590
Total Securities	0	632,763	145	632,908
Mortgage banking derivative	0	1,766	0	1,766
Interest rate swap derivative	0	24,464	0	24,464
Total assets	$0	$658,993	$145	$659,138

Liabilities:
Mortgage banking derivative	0	236	0	236
Interest rate swap derivative	0	24,487	0	24,487
Total liabilities	$0	$24,723	$0	$24,723

	December 31, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
Mortgage-backed securities: residential	$0	$288,181	$0	$288,181
Mortgage-backed securities: commercial	0	36,972	0	36,972
State and municipal securities	0	282,935	145	283,080
Total Securities	0	608,088	145	608,233
Mortgage banking derivative	0	198	0	198
Interest rate swap derivative	0	7,263	0	7,263
Total assets	$0	$615,549	$145	$615,694

Liabilities:
Mortgage banking derivative	0	14	0	14
Interest rate swap derivative	0	7,860	0	7,860
Total liabilities	$0	$7,874	$0	$7,874

The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2020
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$1,440	$1,440
Non-working capital loans	0	0	5,862	5,862
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	2,689	2,689
Agri-business and agricultural loans:
Loans secured by farmland	0	0	83	83
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	392	392
Open end and junior lien loans	0	0	612	612
Residential construction loans	0	0	42	42
Total impaired loans	$0	$0	$11,120	$11,120
Other real estate owned	0	0	0	0
Mortgage servicing rights, net of valuation allowance	0	3,458	0	3,458
Total assets	$0	$3,458	$11,120	$14,578

	December 31, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$3,126	$3,126
Non-working capital loans	0	0	6,374	6,374
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	43	43
Owner occupied loans	0	0	1,449	1,449
Agri-business and agricultural loans:
Loans secured by farmland	0	0	57	57
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	474	474
Open end and junior lien loans	0	0	587	587
Other consumer loans	0	0	11	11
Total impaired loans	$0	$0	$12,121	$12,121
Other real estate owned	0	0	0	0
Total assets	$0	$0	$12,121	$12,121

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2020:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$7,302	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	47%	1%-100%
Impaired loans:
Commercial real estate	2,689	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	33%	11%-75%
Impaired loans:
Agribusiness and agricultural	83	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	43%
Impaired loans:
Consumer 1‑4 family mortgage	1,004	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	14%	6%-36%
Impaired loans:
Other consumer	42	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	19%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $19.0 million, with a valuation allowance of $7.9 million at June 30, 2020. The change in the fair value of impaired loans resulted in increases in the provision for loan losses of $642,000 and $500,000, respectively, in the six months and three months ended June 30, 2020. At June 30, 2019, impaired loans had a gross carrying amount of $18.8 million, with a valuation allowance of $9.6 million. The change in the fair value of impaired loans resulted in increases in the provision for loan losses of $100,000 and $300,000, respectively, over the six months and three months ended June 30, 2019.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	June 30, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$126,335	$123,710	$2,925	$0	$126,635
Securities available-for-sale	632,908	0	632,763	145	632,908
Real estate mortgages held-for-sale	16,640	0	17,163	0	17,163
Loans, net	4,431,513	0	0	4,424,759	4,424,759
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,850	0	3,447	12,403	15,850
Financial Liabilities:
Certificates of deposit	(1,169,231)	0	(1,182,018)	0	(1,182,018)
All other deposits	(3,474,196)	(3,474,196)	0	0	(3,474,196)
Federal funds purchased	(25,000)	0	(25,000)	0	(25,000)
Other short-term borrowings	(10,500)	0	(10,500)	0	(10,500)
Federal Home Loan Bank advances	(75,000)	0	(68,431)	0	(68,431)
Standby letters of credit	(696)	0	0	(696)	(696)
Accrued interest payable	(8,446)	(60)	(8,386)	0	(8,446)

	December 31, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$99,381	$96,603	$2,778	$0	$99,381
Securities available-for-sale	608,233	0	608,088	145	608,233
Real estate mortgages held-for-sale	4,527	0	4,614	0	4,614
Loans, net	4,015,176	0	0	3,979,006	3,979,006
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,391	0	3,729	11,662	15,391
Financial Liabilities:
Certificates of deposit	(1,192,067)	0	(1,202,060)	0	(1,202,060)
All other deposits	(2,941,752)	(2,941,752)	0	0	(2,941,752)
Federal Home Loan Bank advances	(170,000)	0	(169,998)	0	(169,998)
Standby letters of credit	(915)	0	0	(915)	(915)
Accrued interest payable	(11,604)	(102)	(11,502)	0	(11,604)

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2020 and December 31, 2019.

	June 30, 2020
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Net Amount
Assets
Interest Rate Swap Derivatives	$24,464	$0	$24,464	$0	$0	$24,464
Total Assets	$24,464	$0	$24,464	$0	$0	$24,464
Liabilities
Interest Rate Swap Derivatives	$24,487	$0	$24,487	$0	$(24,310)	$177
Total Liabilities	$24,487	$0	$24,487	$0	$(24,310)	$177

	December 31, 2019
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Net Amount
Assets
Interest Rate Swap Derivatives	$7,263	$0	$7,263	$0	$0	$7,263
Total Assets	$7,263	$0	$7,263	$0	$0	$7,263
Liabilities
Interest Rate Swap Derivatives	$7,860	$0	$7,860	$0	$(7,560)	$300
Total Liabilities	$7,860	$0	$7,860	$0	$(7,560)	$300

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

NOTE 8. EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period, which includes shares held in treasury on behalf of participants in the Company’s Directors Fee Deferral Plan, and share repurchases. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based awards and warrants, none of which were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares outstanding for basic earnings per common share	25,412,014	25,614,701	25,517,499	25,553,254
Dilutive effect of stock based awards and warrants	57,666	159,301	77,460	167,825
Weighted average shares outstanding for diluted earnings per common share	25,469,680	25,774,002	25,594,959	25,721,079

Basic earnings per common share	$0.77	$0.85	$1.45	$1.70
Diluted earnings per common share	$0.77	$0.85	$1.44	$1.69

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) net of tax for the three months ended June 30, 2020 and 2019:

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at April 1, 2020	$24,051	$(1,501)	$22,550
Other comprehensive income before reclassification	2,254	0	2,254
Amounts reclassified from accumulated other comprehensive income (loss)	(49)	47	(2)
Net current period other comprehensive income	2,205	47	2,252
Balance at June 30, 2020	$26,256	$(1,454)	$24,802

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at April 1, 2019	$3,843	$(1,356)	$2,487
Other comprehensive income before reclassification	7,040	0	7,040
Amounts reclassified from accumulated other comprehensive income (loss)	(65)	38	(27)
Net current period other comprehensive income	6,975	38	7,013
Balance at June 30, 2019	$10,818	$(1,318)	$9,500

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) net of tax for the six months ended June 30, 2020 and 2019:

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at January 1, 2020	$13,607	$(1,548)	$12,059
Other comprehensive income before reclassification	12,698	0	12,698
Amounts reclassified from accumulated other comprehensive income (loss)	(49)	94	45
Net current period other comprehensive income	12,649	94	12,743
Balance at June 30, 2020	$26,256	$(1,454)	$24,802

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at January 1, 2019	$(4,796)	$(1,395)	$(6,191)
Other comprehensive income before reclassification	15,702	0	15,702
Amounts reclassified from accumulated other comprehensive income (loss)	(88)	77	(11)
Net current period other comprehensive income	15,614	77	15,691
Balance at June 30, 2019	$10,818	$(1,318)	$9,500

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2020 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$49	Net securities gains (losses)
Tax effect	0	Income tax expense
Subtotal	49	Net of tax
Amortization of defined benefit pension items	(63)	Other expense
Tax effect	16	Income tax expense
Subtotal	(47)	Net of tax
Total reclassifications for the period	$2	Net income

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2019 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$65	Net securities gains (losses)
Tax effect	0	Income tax expense
Subtotal	65	Net of tax
Amortization of defined benefit pension items	(53)	Other expense
Tax effect	15	Income tax expense
Subtotal	(38)	Net of tax
Total reclassifications for the period	$27	Net income

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2020 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$49	Net securities gains (losses)
Tax effect	0	Income tax expense
Subtotal	49	Net of tax
Amortization of defined benefit pension items	(126)	Other expense
Tax effect	32	Income tax expense
Subtotal	(94)	Net of tax
Total reclassifications for the period	$(45)	Net income

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2019 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$88	Net securities gains (losses)
Tax effect	0	Income tax expense
Subtotal	88	Net of tax
Amortization of defined benefit pension items	(103)	Other expense
Tax effect	26	Income tax expense
Subtotal	(77)	Net of tax
Total reclassifications for the period	$11	Net income

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

The following is a maturity analysis of the operating lease liabilities as of June 30, 2020:

Operating lease
Years ending December 31, (in thousands)	Obligation
2020	$285
2021	581
2022	595
2023	606
2024	622
2025 and thereafter	2,873
Total undiscounted lease payments	5,562
Less imputed interest	(669)
Lease liability	$4,893

Right-of-use asset	$4,893

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$133	$125	$261	$244
Short-term lease cost	6	6	12	12
Total lease cost	$139	$131	$273	$256

Other information
Operating cash outflows from operating leases	$261
Weighted-average remaining lease term - operating leases	9.3 years
Weighted average discount rate - operating leases	2.8%

NOTE 11. COVID-19 AND CURRENT ECONOMIC CONDITIONS

As of July 22, 2020, total COVID-19 related deferrals were $425.1 million, representing 212 borrowers, or 9% of the total loan portfolio. Of that total, 159 were commercial loan borrowers representing $419.8 million in loans, or 10% of total commercial loans. 53 were retail loan borrowers representing $5.3 million, or 1% of total retail loans. 80% of the commercial loan deferrals were for three-months or less.

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

The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and when state and local economies will return to operational norms, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a prolonged worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition, liquidity and cash flows.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in the first six months of 2020 was $37.0 million, down 14.8% from $43.4 million for the comparable period of 2019. Diluted income per common share was $1.44 in the first six months of 2020, down 14.8% from $1.69 in the comparable period of 2019. The decrease was primarily due to the Company recording a provision for loan losses of $12.1 million for the first six months of 2020, an increase of $10.1 million, or 509.6% compared to $2.0 million for the first six months of 2019. The provision increase was driven primarily by the economic impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic on the Company’s loan customers using the incurred loss model. Pretax pre-provision earnings in the first six months of 2020 were $57.2 million, an increase of $2.0 million, or 3.6%, compared to $55.2 million for the comparable period of 2019. Pretax pre-provision earnings is a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense.

Annualized return on average total equity was 12.22% in the first six months of 2020 versus 16.17% in the comparable period of 2019. Annualized return on average total assets was 1.43% in the first six months of 2020 versus 1.78% in the comparable period of 2019. The average equity to average assets ratio was 11.67% in the first six months of 2020 versus 11.00% in the comparable period of 2019.

Net income in the second quarter of 2020 was $19.7 million, down 9.4% from $21.7 million for the comparable period of 2019. Diluted income per common share was $0.77 in the second quarter of 2020, down 9.4% from $0.85 in the comparable period of 2019. The decrease was primarily due to the Company recording a provision for loan losses of $5.5 million for the second quarter of 2020, an increase of $4.7 million, or 600.6% compared to $785,000 for the second quarter of 2019. Pretax pre-provision earnings in the second quarter of 2020 were $29.6 million, an increase of $1.7 million, or 6.1%, compared to $27.9 million for the comparable period of 2019.

Return on average total equity was 12.92% in the second quarter of 2020 versus 15.76% in the comparable period of 2019. Return on average total assets was 1.45% in the second quarter of 2020 versus 1.76% in the comparable period of 2019. The average equity to average assets ratio was 11.23% in the second quarter of 2020 versus 11.14% in the comparable period of 2019.

Total assets were $5.441 billion as of June 30, 2020 versus $4.947 billion as of December 31, 2019, an increase of $494.3 million, or 10.0%. This increase was primarily due to a $416.3 million increase in net loans, a $27.0 million increase in cash and cash equivalents, a $24.7 million increase in securities available-for-sale and an increase of $13.8 million in other assets driven by higher valuations on the Company’s back-to-back interest rate swap portfolio. Loan growth was driven by Paycheck Protection Program (PPP) loans originated during the second quarter. The outstanding balance of PPP loans at June 30, 2020, was $554.6 million. Balance sheet growth was primarily funded through growth in deposits during 2020 , which included the PPP loan proceeds. Deposits increased $509.6 million while total borrowings decreased by $59.5 million since December 31, 2019. Total equity increased by $22.8 million due primarily to net income of $37.0 million, an increase in accumulated other comprehensive income of $12.7 million, offset by share repurchases of $10.0 million and dividends declared and paid of $0.60 per share totaling $15.3 million.

Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three and six month periods ended June 30, 2020, and may have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

The broad decline in business activities in the state has led to a significant increase in the state’s unemployment rate, which grew from 3.6% in January 2020 to 12.3% in May 2020, according to the Indiana Department of Workforce Development. Because these developments commenced late in the first quarter, and because the public health effects of COVID-19 are generally expected to continue later this year in the communities in which we operate, we believe the economic consequences of the pandemic are difficult to quantify and may continue to worsen. As a result of the pandemic, our financial condition, capital levels and results of operations have been and could continue to be significantly adversely affected, as described in further detail below.

During the second quarter, Lake City Bank focused on its response to the crisis for its employees and its customers. The bank closed branch lobbies on March 21, 2020 and directed its clients and communities to its drive up facilities and by-appointment visits in addition to digital channels via online and mobile banking. The bank created a Branch Reopening Task Force, which established guidelines under which the bank could safely open its offices. On June 15, 2020, the bank reopened all of its branch lobbies. The bank will keep all safety protocols in place until it determines that the public health risks posed by COVID-19 no longer require the precautionary measures that are in place.

In addition, the bank continues to utilize its Remote Workplace Plan for staff to reduce staff density in its offices and to ensure operational redundancy in the event of an outbreak in any of the Bank's facilities. Technology has played a large role in the successful Remote Workplace Plan and the bank's digital solution utilization by its customers has increased significantly.

Active Management of Credit Risk

The Company’s Commercial Banking and Credit Administration leadership initiated a review of industries that the Company believed were most likely to be impacted by emerging COVID-19 events. The initial review identified approximately 19% of the total loan portfolio and included the following industries: recreational vehicle - 4%, nursing home and assisted living - 4%, hotel and accommodations - 2%, self-storage - 2%, automotive, boating, trailer and truck - 2%, transportation and trucking contractors - 1%, C&I building construction - 1%, restaurants - 2% and entertainment and recreation - 1%. The Company’s Commercial Banking and Credit Administration leadership continues to review and refine the list of industries that the Company believes are most likely to be materially impacted by the potential economic impact resulting from the COVID-19 pandemic. The current assessment includes a smaller group of industries as compared to the initial list of potentially affected industries disclosed in the company’s April 27, 2020 first quarter release. The company’s current list of industries under review represents 6.6%, or $261.2 million, of the total loan portfolio versus $764.9 million, or 18.7% as of April 27, 2020, excluding PPP loans. The following industries are included in the 6.6% along with their respective percentage of the loan portfolio as of June 30, 2020: hotel and accommodations – 2.5%, dairy and hogs – 1.6%, restaurants – 1.0%, education – 1.0% and entertainment and recreation – 0.5%. The Company has no direct exposure to oil and gas and limited exposure to retail shopping centers.

The Company’s commercial loan portfolio is highly diversified and no industry sector represents more than 8% of the bank’s loan portfolio as of June 30, 2020. Agri-business and agricultural loans represented the highest specific industry concentration at 8% of total loans. Commercial Banking and Credit Administration teams continue to actively work with customers to understand their business challenges and credit needs during this time.

COVID-19 Related Loan Deferrals

As detailed below, loan deferrals peaked on June 17, 2020, in the amount of $737 million, representing 487 borrowers, or 16% of the total loan portfolio. As of July 22, 2020, total deferrals attributable to COVID-19 were $425 million, representing 212 borrowers, or 9% of the total loan portfolio. Total deferrals as of July 22, 2020 represented a decline in deferral balances of 42% from the peak levels. Of that total, 159 were commercial loan borrowers representing $420 million in loans, or 10% of total commercial loans, and 53 were retail loan borrowers representing $5 million, or 1% of total retail loans. Loans removed from deferral status are expected to perform in accordance with their contractual terms.

As of July 22, 2020, 363 borrowers with loans outstanding of $416 million had reached their initial 90 day deferral maturity.

Of this group, 92 borrowers with loans outstanding of $110 million were granted a second deferral. This represents 25% of initial deferral borrowers and 26% of initial deferral loan amounts.

The company’s retail loan portfolio is comprised of 1-4 family mortgage loans, home equity lines of credit and other direct and indirect installment loans. As of July 22, 2020, 116 borrowers with loans outstanding of $7 million had reached their initial 90 day deferral maturity. 31 borrowers totaling $5 million, or 74% of the aggregate retail deferral amount, were granted a second deferral. A third-party vendor manages the company’s retail and commercial credit card program and the Company does not have any balance sheet exposure with respect to this program except for nominal recourse on limited commercial card accounts.

Total Loan Deferrals
	Peak			% change
	June 17, 2020	June 30, 2020	July 22, 2020	from Peak
Borrowers	487	384	212	(56)%
Amount (in millions)	$737	$653	$425	(42)%
% of Total Loan Portfolio	16%	15%	9%	NA

Total Commercial Deferrals
	Peak			% change
	June 17, 2020	June 30, 2020	July 22, 2020	from Peak
Borrowers	351	322	159	(55)%
Amount (in millions)	$730	$647	$420	(42)%
% of Commercial Loan Portfolio	18%	16%	10%	NA

Total Retail Deferrals
	Peak			% change
	June 17, 2020	June 30, 2020	July 22, 2020	from Peak
Borrowers	136	62	53	(61)%
Amount (in millions)	$7	$6	$5	(29)%
% of Retail Loan Portfolio	2%	1%	1%	NA

Liquidity Preparedness

Throughout the COVID-19 crisis, the Company has monitored liquidity preparedness. Critical to this effort has been the monitoring of commercial and retail borrowers line of credit utilization. The company’s commercial and retail line of credit utilization at June 30, 2020 declined to 41% versus 48% at March 31, 2020 and 46% at December 31, 2019. The Company believes it has experienced a reduction in overall usage on outstanding lines of credit of approximately $200 million as a result of the PPP loan proceeds our borrowers have received. We expect the reduced credit line utilization to be temporary while our borrowers deploy the PPP loan proceeds to pay for qualifying payroll and business expenses. The Company has a long-standing liquidity plan in place that ensures there are appropriate liquidity resources available to fund the balance sheet.

The Paycheck Protection Program

The second quarter results reflect nearly a full quarter impact of PPP loan originations to the bank following submission of its first PPP loan application to the SBA on April 3, 2020, the first date SBA began accepting applications. As of July 22, 2020, Lake City Bank completed 2,378 applications for $569.2 million in loans. The majority of the PPP loans were for existing customers and 86% of the PPP loans were for amounts less than $350,000. In addition, roughly 70% of the total number of PPP loans were made to borrowers in amounts of $150,000, or less and would benefit from the pending legislation that may provide expedited relief to these borrowers.

In preparation for the forgiveness application process, the bank has selected a third-party Fintech partner to automate the process. The software solution provides tools to facilitate communications with borrowers, gathering of information securely, calculation of forgiveness amounts and, electronic transmission to the SBA for approval.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and six months ended June 30, 2020 and 2019 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Income Statement Summary:
Net interest income	$39,528	$38,411	$78,382	$76,620
Provision for loan losses	5,500	785	12,100	1,985
Noninterest income	11,169	11,588	21,946	23,113
Noninterest expense	21,079	22,092	43,168	44,565
Other Data:
Efficiency ratio (1)	41.58%	44.19%	43.03%	44.68%
Dilutive EPS	$0.77	$0.85	$1.44	$1.69
Tangible capital ratio (2)	11.35%	11.30%	11.35%	11.30%
Net charge-offs (recoveries) to average loans	0.01%	(0.02)%	0.18%	(0.01)%
Net interest margin	3.10%	3.37%	3.22%	3.42%
Net interest margin, excluding PPP loans (4)	3.17%	3.37%	3.25%	3.42%
Noninterest income to total revenue	22.03%	23.18%	21.87%	23.17%
Pretax Pre-Provision Earnings (2) (3)	$29,618	$27,907	$57,160	55,168
(1)	Noninterest expense/Net interest income plus Noninterest income.
(2)	Non-GAAP financial measure. The Company believes that providing non-GAAP financial measures provides investors with information useful to understanding the company’s financial performance. Additionally, these non-GAAP measures are used by management for planning and forecasting purposes, including measures based on “tangible common equity” which is “total equity” excluding intangible assets, net of deferred tax, and “tangible assets” which is “total assets” excluding intangible assets, net of deferred tax . See reconciliation on the next page.
(3)	Non-GAAP financial measure. Pretax pre-provision earnings is calculated by adding net interest income to noninterest income and subtracting noninterest expense. See reconciliation on the next page.
(4)	Non-GAAP financial measure. Calculated by subtracting the impact PPP loans had on average earnings assets, loan interest income, average interest bearing liabilities, and interest expense. Management believes this is an important measure because it provide for better comparability to prior periods, given the low fixed interest rate of 1.0% and because the accretion of net loan fee income can be accelerated upon borrower forgiveness and repayment by the SBA, management is actively monitoring net interest margin on a fully tax equivalent basis with and without PPP loan impact for the duration of this program.

A reconciliation of non-GAAP measures is provided below (in thousands, except for per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Total Equity	$620,892	$565,363	$620,892	$565,363
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,181	1,191	1,191	1,191
Tangible Common Equity	617,103	561,584	617,113	561,584

Total Assets	$5,441,092	$4,975,519	$5,441,092	$4,975,519
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,181	1,191	1,191	1,191
Tangible Assets	5,437,303	4,971,740	5,437,313	4,971,740

Tangible Common Equity/Tangible Assets	11.35%	11.30%	11.35%	11.30%

Net Interest Income	$39,528	$38,411	$78,382	$76,620
Noninterest Income	11,169	11,588	21,946	23,113
Noninterest Expense	(21,079)	(22,092)	(43,168)	(44,565)
Pretax Pre-Provision Earnings	$29,618	$27,907	$57,160	$55,168

Impact of Paycheck Protection Program on Net Interest Margin FTE

	Three Months Ended		Six Months Ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	2020	2019	2020	2019
Total Average Earnings Assets	$5,212,985	$4,625,949	$4,975,358	$4,588,656
Less: Average Balance of PPP Loans	457,757	—	228,878	—
Total Adjusted Earning Assets	4,755,228	4,625,949	4,746,480	4,588,656

Total Interest Income FTE	$47,427	$55,147	$98,455	$109,140
Less: PPP Loan Income	(3,029)	—	(3,029)	—
Total Adjusted Interest Income FTE	44,398	55,147	95,426	109,140

Adjusted Earning Asset Yield, net of PPP Impact	3.76%	4.78%	4.04%	4.80%

Total Average Interest Bearing Liabilities	$3,421,041	$3,444,382	$3,373,027	$3,435,366
Less: Average Balance of PPP Loans	457,757	—	228,878	—
Total Adjusted Average Interest Bearing Liabilities	3,878,798	3,444,382	3,601,905	3,435,366

Total Interest Expense FTE	$7,303	$16,224	$18,888	$31,509
Less: PPP Cost of Funds	(285)	—	(285)	—
Total Adjusted Interest Expense FTE	7,018	16,224	18,603	31,509

Adjusted Cost of Funds, net of PPP Impact	0.59%	1.41%	0.79%	1.38%

Net Interest Margin FTE, net of PPP Impact	3.17%	3.37%	3.25%	3.42%

Net Income

Net income was $37.0 million in the first six months of 2020, a decrease of $6.4 million, or 14.8%, versus net income of $43.4 million in the first six months of 2019. The decrease was primarily due to the Company recording a provision for loan losses of $12.1 million for the first six months of 2020, an increase of $10.1 million, or 509.6% compared to $2.0 million for the first six months of 2019. The provision increase was driven primarily by the estimated economic impact of the COVID-19 pandemic on the Company’s loan portfolio. In addition, noninterest income decreased by $1.2 million. These were offset by an increase in net interest income of $1.8 million, a decrease in noninterest expense of $1.4 million and a decrease in income tax expense of $1.7 million.

Net income was $19.7 million in the second quarter of 2020, a decrease of $2.0 million, or 9.4%, versus net income of $21.7 million in the second quarter of 2019. The decrease was primarily due to the Company recording a provision for loan losses of $5.5 million for the first second quarter of 2020, an increase of $4.7 million, or 600.6% compared to $785,000 for the second quarter of 2019. The provision increase was driven primarily by the estimated economic impact of the COVID-19 pandemic on the Company’s loan portfolio. In addition, noninterest income decreased by $419,000. These were offset by an increase in net interest income of $1.1 million, a decrease in noninterest expense of $1.0 million and a decrease in income tax expense of $961,000.

We anticipate that our net income for future fiscal periods will continue to be impacted as a result of the economic developments resulting from the COVID-19 pandemic. Specifically, while we are not yet able to measure the impact of the COVID- 19 crisis on our borrowers, we anticipate provision expense may remain elevated as the economic impact of COVID-19 may negatively affect them, and such effects may not be addressed by any future governmental policy responses. In addition, due to the asset-sensitive nature of the Company’s balance sheet, declines in interest rates, including the Federal Reserve Bank’s reductions to the target Federal Funds Rate in the first quarter of 2020, have caused and will continue to cause a reduction in our net interest income and resulting net interest margin. In addition, the Company believes it has experienced a reduction in overall usage on outstanding lines of credit of approximately $200 million as a result of the PPP loan proceeds our borrowers have received. We expect the reduced credit line utilization to be temporary while our borrowers deploy the PPP loan proceeds to pay for qualifying payroll and business expenses. Net interest margin compression will further be impacted from the PPP loan program and the low fixed rate of 1.0% on these loans. In addition, borrowers that meet the loan forgiveness requirements outlined in the SBA program will result in loan balance paydowns for the Bank and an acceleration in PPP loan fee income accretion. The timing and impact to net interest margin will be contingent on how quickly the PPP loans are forgiven and/or repaid over the course of the next few years. The Company also anticipates that retail customers may use fewer fee-based financial services due to liquidity provided by the CARES Act stimulus payments to customers.

Net Interest Income

The following table sets forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2020			2019
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,236,995	$88,703	4.21%	$3,915,011	$98,955	5.10%
Tax exempt (1)	22,797	550	4.85	24,781	606	4.93
Investments: (1)
Available -for- sale	620,005	8,954	2.90	594,141	8,990	3.05
Short-term investments	44,706	64	0.29	8,415	97	2.32
Interest bearing deposits	50,855	184	0.73	46,308	492	2.14
Total earning assets	$4,975,358	$98,455	3.98%	$4,588,656	$109,140	4.80%
Less: Allowance for loan losses	(55,894)			(49,370)
Nonearning Assets
Cash and due from banks	60,209			168,085
Premises and equipment	60,738			58,729
Other nonearning assets	170,462			155,633
Total assets	$5,210,873			$4,921,733

Interest Bearing Liabilities
Savings deposits	$249,654	$110	0.09%	$244,049	$143	0.12%
Interest bearing checking accounts	1,780,705	6,278	0.71	1,621,035	13,530	1.68
Time deposits:
In denominations under $100,000	275,648	2,586	1.89	275,106	2,532	1.86
In denominations over $100,000	967,808	9,409	1.96	1,151,904	13,234	2.32
Miscellaneous short-term borrowings	49,761	407	1.64	112,344	1,182	2.12
Long-term borrowings and
subordinated debentures	49,451	98	0.40	30,928	888	5.79
Total interest bearing liabilities	$3,373,027	$18,888	1.13%	$3,435,366	$31,509	1.85%
Noninterest Bearing Liabilities
Demand deposits	1,176,648			904,031
Other liabilities	52,905			41,011
Stockholders' Equity	608,293			541,325
Total liabilities and stockholders' equity	$5,210,873			$4,921,733

Interest Margin Recap
Interest income/average earning assets		98,455	3.98		109,140	4.80
Interest expense/average earning assets		18,888	0.76		31,509	1.38
Net interest income and margin		$79,567	3.22%		$77,631	3.42%
(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.2 million and $1.0 million in the six-month periods ended June 30, 2020 and 2019, respectively.
(2)	Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $1.87 million for the six months ended June 30, 2020.All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended June 30,
	2020			2019
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,437,843	$42,649	3.87%	$3,936,747	$50,089	5.10%
Tax exempt (1)	22,568	272	4.85	24,575	292	4.77
Investments: (1)
Available- for- sale	621,134	4,442	2.88	601,178	4,415	2.95
Short-term investments	79,446	29	0.15	12,092	97	3.22
Interest bearing deposits	51,994	35	0.27	51,357	254	1.98
Total earning assets	$5,212,985	$47,427	3.66%	$4,625,949	$55,147	4.78%
Less: Allowance for loan losses	(56,005)			(49,965)
Nonearning Assets
Cash and due from banks	57,157			171,313
Premises and equipment	60,815			58,857
Other nonearning assets	179,656			155,299
Total assets	$5,454,608			$4,961,453

Interest Bearing Liabilities
Savings deposits	$264,250	$59	0.09%	$240,824	$71	0.12%
Interest bearing checking accounts	1,842,373	1,544	0.34	1,743,813	7,576	1.74
Time deposits:
In denominations under $100,000	271,064	1,216	1.80	274,217	1,300	1.90
In denominations over $100,000	957,502	4,365	1.83	1,119,176	6,609	2.37
Miscellaneous short-term borrowings	10,852	45	1.67	35,424	232	2.63
Long-term borrowings and
subordinated debentures	75,000	74	0.40	30,928	436	5.65
Total interest bearing liabilities	$3,421,041	$7,303	0.86%	$3,444,382	$16,224	1.89%
Noninterest Bearing Liabilities
Demand deposits	1,361,643			922,729
Other liabilities	59,611			41,806
Stockholders' Equity	612,313			552,536
Total liabilities and stockholders' equity	$5,454,608			$4,961,453

Interest Margin Recap
Interest income/average earning assets		47,427	3.66		55,147	4.78
Interest expense/average earning assets		7,303	0.56		16,224	1.41
Net interest income and margin		$40,124	3.10%		$38,923	3.37%
(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $596,000 and $512,000 in the three-month periods ended June 30, 2020 and 2019, respectively.
(2)	Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $1.87 million for the three months ended June 30, 2020.All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $1.8 million, or 2.3%, for the six months ended June 30, 2020 compared with the first six months of 2019. The increased level of net interest income during the first six months of 2020 was largely driven by an increase in average earning assets of $386.7 million, due primarily to loan growth of $320.0 million and growth in investment securities of $25.9 million. Average loans outstanding increased to $4.260 billion during the six months ended June 30, 2020 compared to $3.940 billion during the same period of 2019, with most of the growth being in commercial loans. The average balance of PPP loans was $228.9 million for the six months ended June 30, 2020 and makes up a majority of the loan growth during the comparable periods. The earning asset growth was funded through an increase in deposits. Average deposits increased $254.3 million to $4.450 billion during the six months ended June 30, 2020, compared to $4.196 billion for the same period of 2019. During this same period average core deposits increased $334.8 million and average brokered deposits decreased $80.5 million. We define “core deposits” as total deposits (including all deposits by municipalities and other government agencies), excluding brokered deposits. PPP loan proceeds to borrowers impacted the increase in deposits during the quarter, as loan proceeds were deposited into borrower checking accounts at the Bank. Management expects demand deposit balances to decrease over time as PPP loan proceeds are deployed by borrowers for payroll and other business operating needs. Average borrowings decreased by $44.1 million to $99.2 million in the six months ended June 30, 2020, compared to $143.3 million during the same period of 2019.

The tax equivalent net interest margin was 3.22% for the first six months of 2020 compared to 3.42% during the first six months of 2019. The yield on earning assets totaled 3.98% during the six months ended June 30, 2020 compared to 4.80% in the same period of 2019. Cost of funds (expressed as a percentage of average earning assets) totaled 0.76% during the first six months of 2020 compared to 1.38% in the same period of 2019. The lower margin in the first six months of 2020 was due to lower yields on loans and securities, partially offset by a lower cost of funds, driven by the Federal Reserve decreasing the target Federal Funds Rate in the second half of 2019, as well as two Federal Reserve emergency cuts to the target Federal Funds Rate during March 2020. The two emergency cuts reduced the target Federal Funds Rate by 150 basis points and brought the target Federal Funds Rate back to the zero bound range of 0% to 0.25%. Additionally, the company's net interest margin was negatively impacted by three basis points during the first six months of 2020 due to the lower yield on PPP loans, which would have made net interest margin 3.25%.

Average earning assets increased by $587.0 million for the three months ended June 30, 2020 compared with the same period of 2019. Average loans outstanding increased $499.1 million during the three months ended June 30, 2020 compared with the same period of 2019, with most of the growth being in commercial loans. The average balance of PPP loans was $457.8 million for the three months ended June 30, 2020 and makes up a majority of the loan growth relative to the comparable periods. In addition, investment securities increased by $20.0 million. The earning asset growth was funded through deposit growth as well as an increase in borrowings. Average noninterest bearing demand deposits increased by $438.9 million while average interest bearing deposits decreased by $42.8 million and average borrowings increased by $19.5 million.

The tax equivalent net interest margin was 3.10% for the second quarter of 2020 compared to 3.37% during the second quarter of 2019. The yield on earning assets totaled 3.66% during the second quarter of 2020 compared to 4.78% in the same period of 2019, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.56% during the second quarter of 2020 compared to 1.41% in the same period of 2019. Additionally, the company's net interest margin was negatively impacted by seven basis points during the second quarter of 2020 due to the lower yield on PPP loans, which would have made net interest margin 3.17%.

Provision for Loan Losses

The Company elected to delay the adoption of FASB’s new rule covering the Current Expected Credit Loss (“CECL”) standard as permitted by the CARES Act. The Company expects to adopt CECL on the earlier of the termination of the national emergency declaration, or December 31, 2020, whichever comes first, with an effective date of January 1, 2020.

Under the incurred loan loss methodology, the Company recorded a provision for loan loss expense of $12.1 million and $5.5 million, respectively, in the six month and three month periods ended June 30, 2020, compared to a provision of $2.0 million and $785,000, respectively, during the comparable periods of 2019. Net charge-offs were $3.7 million and $90,000, respectively, in the six month and three month periods ended June 30, 2020, compared to net recoveries of $126,000 and $217,000, respectively, during the comparable periods of 2019. This activity was driven primarily by one commercial manufacturing borrower that was on nonaccrual status and had a loan loss reserve allocation of $4.2 million as of December 31, 2019. The $3.7 million charge-off was due to the restructuring of this relationship during the first quarter of 2020. The primary factor impacting management’s decision to record a higher provision in the six month and three month periods of 2020 was the emerging economic impact of the COVID-19 pandemic on the Company’s loan customers. Some of the Company’s commercial loan customers have been forced to temporarily suspend or reduce operations and some of the Company’s retail customers are currently without a paycheck, which impairs their abilities to make debt payments. As a result, the Company has granted loan deferrals to customers which represent 16% of commercial loans and 1% of retail loans as of June 30, 2020. In accordance with provisions of the CARES Act as well as the interagency guidance, loan deferrals granted to our customers that have been made as a result of the impact of COVID-19 and who were not past due are not considered troubled debt restructurings and are therefore not included in the troubled debt restructurings totals as of June 30, 2020. See “Note 4 – Allowance for Loan Losses and Credit Quality.”

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

Noninterest Income

Noninterest income categories for the six-month and three-month periods ended June 30, 2020 and 2019 are shown in the following tables:

	Six Months Ended
	June 30,
			Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Wealth advisory fees	$3,664	$3,266	$398	12.2%
Investment brokerage fees	727	914	(187)	(20.5)
Service charges on deposit accounts	4,961	9,137	(4,176)	(45.7)
Loan and service fees	4,833	4,885	(52)	(1.1)
Merchant card fee income	1,263	1,292	(29)	(2.2)
Bank owned life insurance	544	731	(187)	(25.6)
Mortgage banking income	1,940	620	1,320	212.9
Net securities gains (losses)	49	88	(39)	(44.3)
Other income	3,965	2,180	1,785	81.9
Total noninterest income	$21,946	$23,113	$(1,167)	(5.0)%
Noninterest income to total revenue	21.87%	23.17%

	Three Months Ended
	June 30,
			Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Wealth advisory fees	$1,805	$1,646	$159	9.7%
Investment brokerage fees	310	528	(218)	(41.3)
Service charges on deposit accounts	2,189	4,850	(2,661)	(54.9)
Loan and service fees	2,425	2,481	(56)	(2.3)
Merchant card fee income	594	670	(76)	(11.3)
Bank owned life insurance	836	287	549	191.3
Mortgage banking income	1,354	398	956	240.2
Net securities gains (losses)	49	65	(16)	(24.6)
Other income	1,607	663	944	142.4
Total noninterest income	$11,169	$11,588	$(419)	(3.6)%
Noninterest income to total revenue	22.03%	23.18%

The Company’s noninterest income decreased $1.2 million, or 5%, to $21.9 million for the six months ended June 30, 2020 compared to $23.1 million in the prior year period. Noninterest income was positively impacted by a $1.3 million increase, or 213% growth in mortgage banking income, a $1.2 million increase, or 155% growth, in swap fee income generated from commercial lending transactions and a $398,000 increase, or 12% growth, in wealth management fees over the corresponding prior year period. The credit valuation adjustments on interest rate swaps increased noninterest income by $1.0 million in the six months ended June 30, 2020 compared to the corresponding prior year period. Noninterest income was negatively impacted by a $4.2 million decrease in service charges on deposit accounts, as well as decreases of $187,000 in investment brokerage fees and decreases of $187,000 in bank owned life insurance income primarily due to a variable bank owned life insurance product that contains equity based investments. Service charges on deposit accounts for the six months ended June 30, 2019, included $3.7 million of fees from a former commercial customer.

The company’s noninterest income decreased $419,000, or 4%, to $11.2 million for the second quarter of 2020, compared to $11.6 million for the second quarter of 2019. Noninterest income was positively impacted by a $956,000 increase, or 240% growth, in mortgage banking income, a $926,000 increase, or 242% growth, in swap fee income generated from commercial lending transactions and a $159,000 increase, or 10% growth, in wealth management fees over the prior year second quarter. The credit valuation adjustments on interest rate swaps increased noninterest income by $271,000 in the second quarter 2020 compared to the second quarter of 2019. Offsetting these increases were decreases of $2.7 million, or 55%, in service charges on deposit accounts driven by lower treasury management fees and lower transaction-based fees. Treasury management fees from a former commercial customer were $2.1 million in the second quarter of 2019. In addition, overdraft fee income declined by $494,000, or 55%, during the second quarter as compared to the prior year second quarter. The Company believes that economic stimulus payments paid by the U.S. Treasury to customers during the second quarter of 2020 provided liquidity to our retail customers and reduced overdrafts.

Future noninterest income may continue to be impacted due to the effects of the COVID-19 pandemic, and the scope of any future governmental policy responses. For example, reduced economic activity may result in lower merchant card fee income and lower interchange revenue that is reported in services charges on deposits accounts and loan and service fees.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2020 and 2019 are shown in the following tables:

	Six Months Ended
	June 30,
			Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$22,990	$24,061	$(1,071)	(4.5)%
Net occupancy expense	2,932	2,649	283	10.7
Equipment costs	2,847	2,758	89	3.2
Data processing fees and supplies	5,711	4,999	712	14.2
Corporate and business development	1,738	2,377	(639)	(26.9)
FDIC insurance and other regulatory fees	670	815	(145)	(17.8)
Professional fees	2,200	2,008	192	9.6
Other expense	4,080	4,898	(818)	(16.7)
Total noninterest expense	$43,168	$44,565	$(1,397)	(3.1)%
Efficiency ratio	43.03%	44.68%

	Three Months Ended
	June 30,
			Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$11,424	$11,854	$(430)	(3.6)%
Net occupancy expense	1,545	1,283	262	20.4
Equipment costs	1,430	1,409	21	1.5
Data processing fees and supplies	2,829	2,574	255	9.9
Corporate and business development	627	1,171	(544)	(46.5)
FDIC insurance and other regulatory fees	403	409	(6)	(1.5)
Professional fees	1,053	1,071	(18)	(1.7)
Other expense	1,768	2,321	(553)	(23.8)
Total noninterest expense	$21,079	$22,092	$(1,013)	(4.6)%
Efficiency ratio	41.58%	44.19%

The company’s noninterest expense decreased by $1.4 million, or 3%, to $43.2 million in the first six months of 2020 compared to $44.6 million in the corresponding prior year period. The decrease was driven by salaries and employee benefits, which decreased by 4%, or $1.1 million, primarily due to lower incentive-based compensation expense. Corporate and business development decreased $639,000 primarily due to reduced business development and training expense. Offsetting the decreases were increases in data processing fees. In addition, net occupancy expense increased driven by COVID-19 related expenses, primarily for personal protective equipment and the implementation of social distancing measures for both employees and customers.

The company’s noninterest expense decreased $1.0 million, or 5%, to $21.1 million in the second quarter of 2020, compared to $22.1 million in the second quarter of 2019. Corporate and business development decreased $544,000 primarily due to reduced business development and training expense. Salaries and employee benefits decreased $430,000 primarily due to lower incentive- based compensation expense. Offsetting the decreases were increases in net occupancy expense driven by COVID-19 related expenses of approximately $395,000 incurred to prepare for our branch reopening and our Return to Workplace Plan. In addition, data processing fees increased driven by the company’s continued investment in customer focused, technology-based solutions and ongoing cybersecurity and data management enhancements.

The company’s efficiency ratio was 41.6% for the second quarter of 2020, compared to 44.2% for the second quarter of 2019 and 44.5% for the linked first quarter of 2020. The company’s efficiency ratio was 43.0% for the six months ended June 30, 2020 compared to 44.7% in the prior year period.

Future noninterest expense may continue to be reduced due to the COVID-19 pandemic. For example, continued protracted economic inactivity may reduce balance sheet growth and resulting revenue growth which could decrease the amount the Company pays in incentive-based compensation. In addition, the COVID-19 mitigation efforts may lead to the postponement of certain of the Company’s growth initiatives.

The Company’s income tax expense decreased $1.7 million and $961,000, respectively, in the six-month and three-month periods ended June 30, 2020 compared to the same periods in 2019. The effective tax rate was 18.0% and 18.4%, respectively, in the six-month and three-month periods ended June 30, 2020, compared to 18.4% and 19.9% for the comparable periods of 2019. The year-to-date effective tax rate for 2020 decreased as compared to the prior year period primarily due a lower state tax rate as well as a higher percentage of income being derived from tax-advantaged sources.

FINANCIAL CONDITION

Overview

Total assets of the Company were $5.441 billion as of June 30, 2020, an increase of $494.3 million, or 10.0%, when compared to $4.947 billion as of December 31, 2019. Overall asset growth was primarily driven by a $416.3 million, or 267.6%, increase in net loans to $4.432 billion at June 30, 2020 from $4.015 billion at December 31, 2019, a $27.0 million, or 27.1%, increase in cash and cash equivalents to $126.3 million at June 30, 2020 from $99.4 million at December 31, 2019, an increase of $24.7 million, or 4.1%, in securities available-for-sale to $632.9 million at June 30, 2020 from $608.2 million at December 31, 2019 and an increase of $13.8 million, or 33.5%, in other assets driven by higher valuations on the Company’s swap portfolio. Total deposits increased $509.6 million, or 12.3%, while total borrowings decreased by $59.5 million, or 35.0%. The increase is deposits was primarily driven by growth in core deposits of $595.1 million offset by a decrease in wholesale funding of $85.5 million. Core deposits were $4.615 billion as of June 30, 2020 compared to $4.020 billion as of December 31, 2019, an increase of $595.1 million, or 14.8%. Additionally, commercial deposits increased by $507.1 million, or 39.7%, to $1.783 billion at June 30, 2020 compared to $1.276 billion at December 31, 2019.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents increased by $27.0 million, or 27.1% to $126.3 million at June 30, 2020, from $99.4 million at December 31, 2019. Cash and cash equivalents at June 30, 2020 reflect larger items in the process of clearing such as public funds checks outstanding for matured certificates of deposit which were distributed in the form of checks. Short-term investments include cash on deposit that earn interest such as excess liquidity maintained at the Federal Reserve Bank. Cash and cash equivalents balances will vary depending on the cyclical nature of the bank’s liquidity position.

Investment Portfolio

The amortized cost and the fair value of securities as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Mortgage-backed securities: residential	$263,766	$274,749	$283,817	$288,181
Mortgage-backed securities: commercial	39,379	40,569	36,712	36,972
State and municipal securities	296,529	317,590	270,480	283,080
Total	$599,674	$632,908	$591,009	$608,233

At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the investment portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for other-than-temporary impairment.

Purchases of securities available for sale totaled $47.4 million in the first six months of 2020. The purchases consisted primarily of state and municipal securities and purchases of mortgage-backed securities issued by government sponsored entities. Paydowns from prepayments and scheduled payments of $36.5 million were received in the first six months of 2020, and the amortization of premiums, net of the accretion of discounts, was $2.0 million. The increase in net amortization expense from the prior year is being driven by increased prepayment speeds given the current rate environment. Maturities and calls of securities totaled $3.9 million in the first six months of 2020. Sales of securities totaled $1.1 million in the first six months of 2020. No other-than-temporary impairment was recognized in the first three months of 2020.

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

Real Estate Mortgage Loans Held-for-Sale

Real estate mortgage loans held-for-sale increased by $12.1 million, or 267.6%, to $16.6 million at June 30, 2020, from $4.5 million at December 31, 2019. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells all of the qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $48.1 million in the first six months of 2020 compared to $20.4 million in the first six months of 2019. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $348.4 million and $337.9 million, respectively, as of June 30, 2020 and December 31, 2019.

Loan Portfolio

The loan portfolio by portfolio segment as of June 30, 2020 and December 31, 2019 is summarized as follows:

					Current
	June 30,		December 31,		Period
(dollars in thousands)	2020		2019		Change
Commercial and industrial loans	$1,807,177	40.1%	$1,426,868	35.1%	$380,309
Commercial real estate and multi-family residential loans	1,781,299	39.5	1,673,322	41.1	107,977
Agri-business and agricultural loans	352,051	7.8	379,531	9.3	(27,480)
Other commercial loans	110,833	2.5	112,302	2.8	(1,469)
Consumer 1-4 family mortgage loans	355,361	7.9	376,745	9.3	(21,384)
Other consumer loans	98,667	2.2	98,617	2.4	50
Subtotal, gross loans	4,505,388	100.0%	4,067,385	100.0%	438,003
Less: Allowance for loan losses	(59,019)		(50,652)		(8,367)
Net deferred loan fees	(14,856)		(1,557)		(13,299)
Loans, net	$4,431,513		$4,015,176		$416,337

Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $438.0 million to $4.505 billion at June 30, 2020 from $4.067 billion at December 31, 2019. The increase was concentrated in the commercial real estate and commercial and industrial categories and was driven by $569.2 million in loans originated under the PPP, with $554.6 million of the PPP loans remaining outstanding at June 30, 2020. We anticipate that the portion of our loan portfolio attributable to PPP loans will continue to decline in future quarters, as borrowers avail themselves of loan forgiveness opportunities under the PPP. The increase was partially offset by declines in the usage of commercial lines of credit of approximately $200 million, as a result of the PPP loan proceeds our borrowers have received. The Company expects the reduced credit line utilization to be temporary while our borrowers deploy the PPP loan proceeds to pay for qualifying payroll and business expenses.

The following table summarizes the Company’s non-performing assets as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual loans including nonaccrual troubled debt restructured loans	$14,779	$18,675
Loans past due over 90 days and still accruing	19	45
Total nonperforming loans	$14,798	$18,720
Other real estate owned	316	316
Repossessions	0	0
Total nonperforming assets	$15,114	$19,036

Impaired loans including troubled debt restructurings	$23,987	$27,763

Nonperforming loans to total loans	0.33%	0.46%
Nonperforming assets to total assets	0.28%	0.38%

Performing troubled debt restructured loans	$5,772	$5,909
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	7,582	3,188
Total troubled debt restructured loans	$13,354	$9,097

Total nonperforming assets decreased by $3.9 million, or 20.6%, to $15.1 million during the six-month period ended June 30, 2020. The ratio of nonperforming assets to total assets at June 30, 2020 decreased from 0.38% at December 31, 2019 to 0.28% at June 30, 2020. The decrease in nonperforming assets was primarily due to a $3.7 million charge-off taken on a single commercial manufacturing borrower.

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

Total impaired loans decreased by $3.8 million, or 13.6%, to $24.0 million at June 30, 2020 from $27.8 million at December 31, 2019. The decrease in the impaired loans category was primarily due to the $3.7 million charge-off on the single commercial relationship that was on nonaccrual status as of December 31, 2019.

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

At June 30, 2020, the allowance for loan losses was 1.31% of total loans outstanding, versus 1.25% of total loans outstanding at December 31, 2019. The allowance for loan losses was 1.50% of total loans outstanding, excluding PPP loans of $554.6 million, as of June 30, 2020. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for loan losses calculation. At June 30, 2020, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions fail to recover or continue to deteriorate due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of June 30, 2020, based on management’s review of the loan portfolio, the Company had 93 credits totaling $208.2 million on the classified loan list versus 103 credits totaling $181.2 million on December 31, 2019. The increase in classified loans for the first six months of 2020 resulted primarily from three commercial borrowers. As of June 30, 2020, the Company had $150.8 million of assets classified as Special Mention, $57.4 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $96.6 million, $84.6 million, $0 and $0, respectively, at December 31, 2019.

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

The allowance for loan losses increased 16.5%, or $8.3 million, from $50.7 million at December 31, 2019 to $59.0 million at June 30, 2020. Pooled loan allocations increased from $40.3 million at December 31, 2019 to $50.8 million at June 30, 2020, which was primarily due to management’s view of current credit quality, the current economic environment and the impacts of COVID-19, and loan growth. Impaired loan allocations were $8.2 million at June 30, 2020 and $10.4 million at December 31, 2019. The unallocated component of the allowance for loan losses was $3.1 million at June 30, 2020 and $2.3 million at December 31, 2019. The Company believes that the unallocated component is appropriate given the high level of uncertainty that exists regarding near term economic conditions. The unallocated component of the allowance for loan losses incorporates the Company’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends and trends in the composition of the Company’s large commercial loan portfolio and related large dollar exposures to individual borrowers.

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

Loan growth for the first six months of 2020, excluding the $569.2 million originated in PPP loans, has been muted and prior to the COVID-19 pandemic, economic conditions in the Company’s markets had been stable. Watch list loans are $27.0 million higher at $208.2 million compared to $181.2 million at December 31, 2019, which represents 4.64% of total loans at June 30, 2020 compared to 4.43% at December 31, 2019. When excluding PPP loans of $554.6 million as of June 30, 2020, watch list loans were 5.29% of total loans. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for loan losses calculation. Total impaired and watch list loans increased by $320,000, or 0%, to $208.2 million at June 30, 2020 versus $207.9 million as of June 30, 2019. On a linked quarter basis, total impaired and watch list loans increased by $24.4 million, or 13%, from $183.8 million at March 31, 2020. The increase in total impaired and watch list loans was due primarily to an increase in non-impaired watch list credits that resulted from five downgraded credits, which were offset by four upgraded credits. Impaired watch list loans decreased by $284,000, or 1%, to $24.0 million at June 30, 2020 versus June 30, 2019. On a linked quarter basis, impaired watch list loans increased by $1.1 million, or 5%, from $22.9 million at March 31, 2020 due to the addition of two nonaccrual commercial loans offset by paydowns of impaired loans. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative position in loan work-out situations.

As of June 30, 2020, total deferrals attributed to COVID-19 were $652.5 million representing 384 borrowers. This represented 15% of the total loan portfolio. Of that total 322 were commercial loan borrowers representing $647.0 million in loans, or 16%, of commercial loans and 62 were retail loan borrowers representing $5.5 million, or 1%, of total retail loans. Of the total commercial deferrals, 87% were for three-months or less.

A summary of loan deferrals, by loan segment, as of June 30, 2020 is as follows:

(dollars in thousands)	Borrowers		Balance
Commercial and industrial loans	140	34.5%	$188,911	29.0%
CRE - Nonowner Occupied	59	14.5	139,190	21.3
CRE - Owner Occupied	106	26.1	135,658	20.8
CRE - Multifamily Loans	8	2.0	93,244	14.3
CRE - Construction	4	1.0	39,685	6.1
Agri-business and agricultural loans	8	2.0	31,407	4.8
Other commercial loans	8	2.0	13,796	2.1
Consumer 1-4 family mortgage loans	11	2.7	5,082	0.8
Other consumer loans	62	15.2	5,531	0.8
Total*	406	100.0%	$652,504	100.0%

*    The number of borrowers in the table is higher due to one single borrower impacting multiple loan segments.

Sources of Funds

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the six months ended June 30, 2020 and 2019 are summarized in the following table:

	Six months ended June 30,
	2020		2019
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,176,648	0.00%	$904,031	0.00%
Savings and transaction accounts:
Savings deposits	249,654	0.09	244,049	0.12
Interest bearing demand deposits	1,780,705	0.71	1,621,035	1.68
Time deposits:
Deposits of $100,000 or more	967,808	1.96	1,151,904	2.32
Other time deposits	275,648	1.89	275,106	1.86
Total deposits	$4,450,463	0.83%	$4,196,125	1.41%
FHLB advances and other borrowings	99,212	1.02	143,272	2.91
Total funding sources	$4,549,675	0.83%	$4,339,397	1.46%

Deposits and Borrowings

As of June 30, 2020, total deposits increased by $509.6 million, or 12.3%, from December 31, 2019. Core deposits increased by $595.1 million to $4.615 billion as of June 30, 2020 from $4.020 billion as of December 31, 2019. Total brokered deposits were $28.1 million at June 30, 2020 compared to $113.5 million at December 31, 2019 reflecting an $85.5 million decrease during the first six months of 2020. PPP loan proceeds to borrowers impacted the increase in deposits during the quarter as loan proceeds were deposited into borrower checking accounts at the bank. Management expects demand deposit balances to decrease over time as PPP loan proceeds are deployed by borrowers for payroll and other business operating needs.

Since December 31, 2019, the change in core deposits was comprised of increases in commercial deposits of $507.1 million and retail deposits of $112.1 million offset by declines in public funds deposits of $24.1 million. Total public funds deposits, including public funds transaction accounts, were $1.103 billion at June 30, 2020 and $1.127 billion at December 31, 2019.

The following table summarizes deposit composition at June 30, 2020 and December 31, 2019:

			Current
	June 30,	December 31,	Period
(dollars in thousands)	2020	2019	Change
Retail	$1,729,201	$1,617,133	$112,068
Commercial	1,783,162	1,276,048	507,114
Public funds	1,103,012	1,127,111	(24,099)
Core deposits	$4,615,375	$4,020,292	$595,083
Brokered deposits	28,052	113,527	(85,475)
Total deposits	$4,643,427	$4,133,819	$509,608

Total borrowings decreased by $59.5 million, or 35.0%, from December 31, 2019, primarily due to FHLB advance net repayments of $95.0 million offset by federal funds purchased of $25.0 million. The Company also drew $10.5 million on its holding company line of credit with a correspondent bank during the first quarter of 2020 to repurchase Company stock. The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily used for loan and investment securities growth. Additionally, management has completed the actions required to activate participation in the Federal Reserve Bank’s Paycheck Protection Program Lending Facility (PPPLF). Management anticipates that the Company’s deposit balances may fluctuate more than usual during the remainder of 2020 due to the impact of PPP loan fundings, which are made to PPP loan recipient deposit accounts. In addition, there will be fluctuations due to IRS stimulus payments direct deposited into the accounts of retail customers. The timing and use of these funds in addition to draws on unfunded commitments could increase our need to borrow throughout the year.

Capital

As of June 30, 2020, total stockholders’ equity was $620.8 million, an increase of $22.8 million, or 3.8%, from $598.0 million at December 31, 2019. In addition to net income of $37.0 million, other increases in equity during the first six months of 2020 included a $12.7 million increase in accumulated other comprehensive income component of equity, which was primarily driven by a net increase in the fair value of available-for-sale securities. Offsetting the increases to stockholders’ equity were decreases due to the repurchase of 289,101 common shares for $10.0 million under the share repurchase plan. Dividends declared and paid in the amount of $15.3 million as well as $1.6 million in stock activity under equity compensation plans.

During the first quarter of 2020, the Company repurchased 289,101 shares of its common stock for $10 million at a weighted average price per share of $34.63. Share repurchases under the repurchase plan were suspended in March with $20 million of authorization remaining available under the plan. No shares were repurchased under the plan during the second quarter of 2020.

The impact on equity by other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of June 30, 2020, the Company's capital levels remained characterized as "well- capitalized" under the new rules.

The actual capital amounts and ratios of the Company and the Bank as of June 30, 2020 and December 31, 2019, are presented in the table below:

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Total Capital (to Risk
Weighted Assets)
Consolidated	$645,185	14.93%	$345,626	8.00%	$453,635	N/A	N/A	N/A
Bank	$641,437	14.83%	$345,977	8.00%	$454,095	10.50%	$432,471	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$591,030	13.68%	$259,220	6.00%	$367,228	N/A	N/A	N/A
Bank	$587,228	13.58%	$259,483	6.00%	$367,601	8.50%	$345,977	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$591,030	13.68%	$194,415	4.50%	$302,423	N/A	N/A	N/A
Bank	$587,228	13.58%	$194,612	4.50%	$302,730	7.00%	$281,106	6.50%
Tier I Capital (to Average Assets)
Consolidated	$591,030	10.84%	$218,005	4.00%	$218,005	N/A	N/A	N/A
Bank	$587,228	10.86%	$216,352	4.00%	$216,352	4.00%	$240,440	5.00%

As of December 31, 2019:
Total Capital (to Risk
Weighted Assets)
Consolidated	$631,723	14.36%	$351,894	8.00%	$461,862	N/A	N/A	N/A
Bank	$616,386	14.04%	$351,227	8.00%	$460,985	10.500%	$439,034	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$580,982	13.21%	$263,921	6.00%	$373,887	N/A	N/A	N/A
Bank	$565,645	12.88%	$263,420	6.00%	$373,179	8.500%	$351,227	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$580,982	13.21%	$197,941	4.50%	$307,908	N/A	N/A	N/A
Bank	$565,645	12.88%	$197,565	4.50%	$307,324	7.000%	$285,372	6.50%
Tier I Capital (to Average Assets)
Consolidated	$580,982	11.67%	$199,099	4.00%	$199,099	N/A	N/A	N/A
Bank	$565,645	11.43%	$197,923	4.00%	$197,923	4.00%	$247,404	5.00%

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:

●	the effects of the COVID-19 pandemic, including its effects on our customers, local economic conditions, our operations and vendors, and the responses of federal, state and local governmental authorities;
●	the effects of future economic, business and market conditions and changes, both domestic and foreign, including the effects of federal trade policies;
●	governmental monetary and fiscal policies;
●	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
●	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
●	the phase out of LIBOR by the end of 2021 and establishment of a new reference rate
●	changes in borrowers’ credit risks and payment behaviors;
●	changes in the availability and cost of credit and capital in the financial markets;
●	the effects of disruption and volatility in capital markets on the value of our investment portfolio;
●	cyber-security risks and or cyber-security damage that could result from attacks on the Company’s or third-party service providers networks or data of the Company;
●	changes in the prices, values and sales volumes of residential and commercial real estate;
●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
●	changes in technology or products that may be more difficult or costly, or less effective than anticipated;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;
●	the risk of trade policy and tariffs could impact loan demand from the manufacturing sector
●	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible loan losses, our analysis of our capital position and other estimates;
●	changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
●	changes in accounting policies, rules and practices, including as a result of implementation of CECL;
●	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and

●	the risks noted in the Risk Factors discussed under Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the months ended March 31, 2020, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2020. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but do not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by its Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model. The current balance sheet structure is considered to be within acceptable risk levels.

Interest rate scenarios for the base, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at June 30, 2020. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

		Falling	Rising	Rising	Rising	Rising	Rising
		(25 Basis	(25 Basis	(50 Basis	(100 Basis	(200 Basis	(300 Basis
(dollars in thousands)	Base	Points)	Points)	Points)	Points)	Points)	Points)
Net interest income	$161,128	$158,797	$163,060	$165,018	$169,006	$175,603	$182,582
Variance from Base		$(2,331)	$1,932	$3,890	$7,878	$14,475	$21,454
Percent of change from Base		(1.45)%	1.20%	2.41%	4.89%	8.98%	13.31%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2020, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company’s Form 10-K for the year ended December 31, 2019, except for the risk factors set forth in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, which are incorporated by reference herein. Please refer to that section of the Company’s Form 10-K and Form 10-Q for disclosures regarding the risks and uncertainties related to the Company’s business.

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

No shares were repurchased under the plan during the second quarter of 2020.

The following table provides information as of June 30, 2020 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
April 1-30	0	$0	0	$19,988,273
May 1-31	1,292	41.22	0	19,988,273
June 1-30	0	0	0	19,988,273
Total	1,292	$41.22	0	$19,988,273

(a)	The shares purchased during May were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2020 and June 30, 2019; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2020 and June 30, 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months and six months ended June 30, 2020 and June 30, 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: August 5, 2020	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: August 5, 2020	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 5, 2020	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)