Form 10-Q
period 2020-09-30
LAKELAND FINANCIAL CORP
filed 2020-10-28
CIK 721994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding at October 27, 2020:  25,713,408

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$69,106	$68,605
Short-term investments	59,975	30,776
Total cash and cash equivalents	129,081	99,381

Securities available-for-sale (carried at fair value)	644,034	608,233
Real estate mortgage loans held-for-sale	10,097	4,527

Loans, net of allowance for loan losses of $60,747 and $50,652	4,529,177	4,015,176

Land, premises and equipment, net	60,309	60,365
Bank owned life insurance	84,919	83,848
Federal Reserve and Federal Home Loan Bank stock	13,772	13,772
Accrued interest receivable	18,447	15,391
Goodwill	4,970	4,970
Other assets	56,302	41,082
Total assets	$5,551,108	$4,946,745

LIABILITIES
Noninterest bearing deposits	$1,420,853	$983,307
Interest bearing deposits	3,347,101	3,150,512
Total deposits	4,767,954	4,133,819

Borrowings
Federal Home Loan Bank advances	75,000	170,000
Miscellaneous borrowings	10,500	0
Total borrowings	85,500	170,000

Accrued interest payable	6,303	11,604
Other liabilities	54,512	33,222
Total liabilities	4,914,269	4,348,645

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value 25,708,915 shares issued and 25,236,371 outstanding as of September 30, 2020 25,623,016 shares issued and 25,444,275 outstanding as of December 31, 2019	114,011	114,858
Retained earnings	512,041	475,247
Accumulated other comprehensive income	25,224	12,059
Treasury stock at cost (472,544 shares as of September 30, 2020, 178,741 shares as of December 31, 2019)	(14,526)	(4,153)
Total stockholders’ equity	636,750	598,011
Noncontrolling interest	89	89
Total equity	636,839	598,100
Total liabilities and equity	$5,551,108	$4,946,745

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET INTEREST INCOME
Interest and fees on loans
Taxable	$42,056	$50,139	$130,759	$149,094
Tax exempt	104	234	542	720
Interest and dividends on securities
Taxable	1,577	2,209	5,419	6,956
Tax exempt	2,198	1,819	6,237	5,171
Other interest income	44	368	292	957
Total interest income	45,979	54,769	143,249	162,898

Interest on deposits	5,941	14,692	24,324	44,131
Interest on borrowings
Short-term	51	113	458	1,295
Long-term	74	419	172	1,307
Total interest expense	6,066	15,224	24,954	46,733

NET INTEREST INCOME	39,913	39,545	118,295	116,165

Provision for loan losses	1,750	1,000	13,850	2,985

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,163	38,545	104,445	113,180

NONINTEREST INCOME
Wealth advisory fees	1,930	1,736	5,594	5,002
Investment brokerage fees	421	386	1,148	1,300
Service charges on deposit accounts	2,491	3,654	7,452	12,791
Loan and service fees	2,637	2,518	7,470	7,403
Merchant card fee income	670	690	1,933	1,982
Bank owned life insurance income	932	515	1,476	1,246
Interest rate swap fee income	2,143	77	4,105	847
Mortgage banking income	1,005	636	2,945	1,256
Net securities gains	314	6	363	94
Other income	572	547	2,575	1,957
Total noninterest income	13,115	10,765	35,061	33,878

NONINTEREST EXPENSE
Salaries and employee benefits	12,706	12,478	35,696	36,539
Net occupancy expense	1,404	1,351	4,336	4,000
Equipment costs	1,369	1,385	4,216	4,143
Data processing fees and supplies	3,025	2,620	8,736	7,619
Corporate and business development	586	999	2,324	3,376
FDIC insurance and other regulatory fees	554	(249)	1,224	566
Professional fees	1,306	1,479	3,506	3,487
Other expense	2,175	2,674	6,255	7,572
Total noninterest expense	23,125	22,737	66,293	67,302

INCOME BEFORE INCOME TAX EXPENSE	28,153	26,573	73,213	79,756
Income tax expense	5,377	5,119	13,468	14,907
NET INCOME	$22,776	$21,454	$59,745	$64,849

BASIC WEIGHTED AVERAGE COMMON SHARES	25,418,712	25,622,338	25,484,329	25,576,740

BASIC EARNINGS PER COMMON SHARE	$0.89	$0.84	$2.34	$2.54

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,487,302	25,796,696	25,618,401	25,745,029

DILUTED EARNINGS PER COMMON SHARE	$0.89	$0.83	$2.33	$2.52

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$22,776	$21,454	$59,745	$64,849
Other comprehensive income
Change in securities available-for-sale:
Unrealized holding gain on securities available-for-sale arising during the period	789	4,979	16,848	24,832
Reclassification adjustment for net gains included in net income	(314)	(6)	(363)	(94)
Net securities gain activity during the period	475	4,973	16,485	24,738
Tax effect	(101)	(1,044)	(3,462)	(5,196)
Net of tax amount	374	3,929	13,023	19,542
Defined benefit pension plans:
Amortization of net actuarial loss	63	51	189	154
Net gain activity during the period	63	51	189	154
Tax effect	(15)	(13)	(47)	(38)
Net of tax amount	48	38	142	116
Total other comprehensive income, net of tax	422	3,967	13,165	19,658
Comprehensive income	$23,198	$25,421	$72,910	$84,507

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

	Three Months Ended
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity	Interest	Equity

Balance at July 1, 2019	25,442,300	$112,689	$446,969	$9,500	$(3,884)	$565,274	$89	$565,363
Comprehensive income:
Net income			21,454			21,454		21,454
Other comprehensive income, net of tax				3,967		3,967		3,967
Cash dividends declared, $0.30 per share			(7,687)			(7,687)		(7,687)
Treasury shares purchased under deferred directors' plan	(4,700)	215		0	(215)	0		0
Stock activity under equity compensation plans	7,800	(20)				(20)		(20)
Stock based compensation expense		1,359				1,359		1,359
Balance at September 30, 2019	25,445,400	$114,243	$460,736	$13,467	$(4,099)	$584,347	$89	$584,436

Balance at July 1, 2020	25,233,280	$113,424	$496,891	$24,802	$(14,314)	$620,803	$89	$620,892
Comprehensive income:
Net income			22,776			22,776		22,776
Other comprehensive income, net of tax				422		422		422
Cash dividends declared, $0.30 per share			(7,626)			(7,626)		(7,626)
Treasury shares purchased under deferred directors' plan	(4,709)	212			(212)	0		0
Stock activity under equity compensation plans	7,800	0				0		0
Stock based compensation expense		375				375		375
Balance at September 30, 2020	25,236,371	$114,011	$512,041	$25,224	$(14,526)	$636,750	$89	$636,839

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

	Nine Months Ended
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity	Interest	Equity

Balance at January 1, 2019	25,128,773	$112,383	$419,179	$(6,191)	$(3,756)	$521,615	$89	$521,704
Adoption of ASU 2017-08			(1,327)			(1,327)		(1,327)
Comprehensive income:
Net income			64,849			64,849		64,849
Other comprehensive income, net of tax				19,658		19,658		19,658
Cash dividends declared, $0.86 per share			(21,965)			(21,965)		(21,965)
Cashless exercise of warrants	224,066	0				0		0
Treasury shares purchased under deferred directors’ plan	(10,356)	461			(461)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,699	(118)			118	0		0
Stock activity under equity compensation plans	97,218	(2,109)				(2,109)		(2,109)
Stock based compensation expense		3,626				3,626		3,626
Balance at September 30, 2019	25,445,400	$114,243	$460,736	$13,467	$(4,099)	$584,347	$89	$584,436

Balance at January 1, 2020	25,444,275	$114,858	$475,247	$12,059	$(4,153)	$598,011	$89	$598,100
Comprehensive income:
Net income			59,745			59,745		59,745
Other comprehensive income, net of tax				13,165		13,165		13,165
Cash dividends declared, $0.90 per share			(22,951)			(22,951)		(22,951)
Treasury shares purchased under share repurchase plan	(289,101)	0			(10,012)	(10,012)		(10,012)
Treasury shares purchased under deferred directors’ plan	(10,450)	480			(480)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,748	(119)			119	0		0
Stock activity under equity compensation plans	85,899	(2,030)				(2,030)		(2,030)
Stock based compensation expense		822				822		822
Balance at September 30, 2020	25,236,371	$114,011	$512,041	$25,224	$(14,526)	$636,750	$89	$636,839

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Nine Months Ended September 30,	2020	2019
Cash flows from operating activities:
Net income	$59,745	$64,849
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,477	4,428
Provision for loan losses	13,850	2,985
Amortization of loan servicing rights	563	368
Net change in loan servicing rights valuation allowance	628	0
Loans originated for sale, including participations	(93,805)	(43,510)
Net gain on sales of loans	(3,286)	(1,312)
Proceeds from sale of loans, including participations	90,568	39,013
Net (gain) loss on sales of premises and equipment	82	(2)
Net gain on sales and calls of securities available-for-sale	(363)	(94)
Net securities amortization	3,021	2,917
Stock based compensation expense	822	3,626
Earnings on life insurance	(1,476)	(1,246)
Gain on life insurance	(576)	(841)
Tax benefit of stock award issuances	(71)	(529)
Net change:
Interest receivable and other assets	(3,987)	(5,416)
Interest payable and other liabilities	(8,927)	6,638
Total adjustments	1,520	7,025
Net cash from operating activities	61,265	71,874
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	6,413	38,544
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	69,259	50,959
Purchases of securities available-for-sale	(89,934)	(91,704)
Purchase of life insurance	(361)	(5,492)
Net increase in total loans	(527,886)	(109,286)
Proceeds from sales of land, premises and equipment	651	14
Purchases of land, premises and equipment	(5,154)	(5,974)
Proceeds from life insurance	1,285	1,483
Net cash from investing activities	(545,727)	(121,456)
Cash flows from financing activities:
Net increase in total deposits	634,135	239,325
Net increase in short-term borrowings	10,500	(75,555)
Payments on short-term FHLB borrowings	(170,000)	(170,000)
Proceeds from long-term FHLB borrowings	75,000	0
Common dividends paid	(22,938)	(21,952)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(2,030)	(2,109)
Purchase of treasury stock	(10,492)	(461)
Net cash from financing activities	514,162	(30,765)
Net change in cash and cash equivalents	29,700	(80,347)
Cash and cash equivalents at beginning of the period	99,381	216,922
Cash and cash equivalents at end of the period	$129,081	$136,575
Cash paid during the period for:
Interest	$30,255	$45,066
Income taxes	14,380	14,825
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	35	0
Securities purchases payable	7,712	4,892
Right-of-use assets obtained in exchange for lease liabilities	0	5,483

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-months and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2020. The Company’s 2019 Annual Report on Form 10-K should be read in conjunction with these statements.

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

During 2019, the Company implemented the CECL methodology and ran it concurrently with the historical incurred method. Under a provision provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company elected to delay the adoption of FASB’s new rule covering the CECL standard until the earlier of the termination date of the national emergency declared by President Trump under the National Emergencies Act on March 13, 2020, related to the Coronavirus Disease 2019 (“COVID-19”) outbreak, and December 31, 2020. Once the delay provision is terminated, adoption will be retroactive to January 1, 2020 and the Company’s day one adjustment to the allowance for credit losses will be an increase of $7.67 million with an offset net of taxes, to stockholders’ equity. Upon adoption of this standard, the calculation will require approval by the loan review committee and board of directors in accordance with the Company’s internal controls over financial reporting. Additionally, the Company has evaluated the need to recognize an allowance for credit impairment for available-for-sale debt securities. The impact on available-for-sale debt securities is subject to a limitation, which is based on the fair value of the debt securities. When evaluating the credit quality of our existing portfolio, the Company does not expect the allowance for credit impairment for available-for-sale securities to be significant. The Company will not recast quarterly provision expense during 2020 under the CECL standard. The impact of CECL on the Company’s 2020 financial statements will be reflected with the cumulative effect adjustment to the allowance for credit losses on January 1, 2020 and an annual provision expense for the year ended December 31, 2020. The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to the initial adoption will depend on changes in the loan portfolio, economic conditions and refinements to key assumptions including economic forecasting and qualitative factors.

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

On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company has formed a cross-functional working group to lead the transition from LIBOR to a planned adoption of reference rates based on the Secured Overnight Financing Rate (“SOFR”). The Company has identified loans that will renew prior to 2021 and will obtain updated reference rate language at the time of renewal. Loans maturing after 2021 will need loan modifications and fallback language has been implemented for newly originated loans. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop internal milestones during this transitional period. The Company is currently evaluating the International Swaps and Derivatives Association Fallback Protocol that was released on October 23, 2020. The guidance under ASC-848 will be available for a limited time, generally through December 31, 2022. The Company expects to adopt the LIBOR transition relief allowed under this standard.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
September 30, 2020
U.S. government sponsored agencies	$10,000	$26	$0	$10,026
Mortgage-backed securities: residential	238,062	10,232	(28)	248,266
Mortgage-backed securities: commercial	38,026	1,135	0	39,161
State and municipal securities	324,237	22,533	(189)	346,581
Total	$610,325	$33,926	$(217)	$644,034

December 31, 2019
Mortgage-backed securities: residential	$283,817	$4,751	$(387)	$288,181
Mortgage-backed securities: commercial	36,712	262	(2)	36,972
State and municipal securities	270,480	12,828	(228)	283,080
Total	$591,009	$17,841	$(617)	$608,233

Information regarding the fair value and amortized cost of available-for-sale debt securities by maturity as of September 30, 2020 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,436	$2,454
Due after one year through five years	14,118	14,541
Due after five years through ten years	29,681	31,773
Due after ten years	288,002	307,839
	334,237	356,607
Mortgage-backed securities	276,088	287,427
Total debt securities	$610,325	$644,034

Securities proceeds, gross gains and gross losses are presented below.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Sales of securities available-for-sale
Proceeds	$5,265	$12,725	$6,413	$38,544
Gross gains	314	13	363	151
Gross losses	0	(7)	0	(57)
Number of securities	12	6	15	31

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

Securities with carrying values of $400.7 million and $59.3 million were pledged as of September 30, 2020 and December 31, 2019, respectively, as collateral for borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of September 30, 2020 and December 31, 2019 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2020
Mortgage-backed securities: residential	$0	$0	$4,135	$28	$4,135	$28
Mortgage-backed securities: commercial	7	0	0	0	7	0
State and municipal securities	21,135	189	0	0	21,135	189
Total temporarily impaired	$21,142	$189	$4,135	$28	$25,277	$217

December 31, 2019
Mortgage-backed securities: residential	$23,436	$112	$14,174	$275	$37,610	$387
Mortgage-backed securities: commercial	4,591	2	0	0	4,591	2
State and municipal securities	14,188	228	0	0	14,188	228
Total temporarily impaired	$42,215	$342	$14,174	$275	$56,389	$617

The total number of securities with unrealized losses as of September 30, 2020 and December 31, 2019 is presented below.

	Less than	12 months
	12 months	or more	Total
September 30, 2020
Mortgage-backed securities: residential	0	2	2
Mortgage-backed securities: commercial	1	0	1
State and municipal securities	17	0	17
Total temporarily impaired	18	2	20

December 31, 2019
Mortgage-backed securities: residential	7	6	13
Mortgage-backed securities: commercial	1	0	1
State and municipal securities	11	0	11
Total temporarily impaired	19	6	25

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of September 30, 2020, and December 31, 2019, all of the securities in the Company’s portfolio were backed by the U.S. government, government agencies, government sponsored entities or were A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government agency, government-sponsored entity and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considers the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	September 30,		December 31,
(dollars in thousands)	2020		2019
Commercial and industrial loans:
Working capital lines of credit loans	$592,560	12.9%	$709,849	17.5%
Non-working capital loans	1,256,853	27.3	717,019	17.6
Total commercial and industrial loans	1,849,413	40.2	1,426,868	35.1

Commercial real estate and multi-family residential loans:
Construction and land development loans	393,101	8.5	287,641	7.1
Owner occupied loans	619,820	13.5	573,665	14.1
Nonowner occupied loans	567,674	12.3	571,364	14.0
Multifamily loans	279,713	6.1	240,652	5.9
Total commercial real estate and multi-family residential loans	1,860,308	40.4	1,673,322	41.1

Agri-business and agricultural loans:
Loans secured by farmland	150,503	3.2	174,380	4.3
Loans for agricultural production	187,651	4.1	205,151	5.0
Total agri-business and agricultural loans	338,154	7.3	379,531	9.3

Other commercial loans	97,533	2.1	112,302	2.8
Total commercial loans	4,145,408	90.0	3,592,023	88.3

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	170,671	3.7	177,227	4.4
Open end and junior lien loans	170,867	3.7	186,552	4.6
Residential construction and land development loans	11,012	0.3	12,966	0.3
Total consumer 1-4 family mortgage loans	352,550	7.7	376,745	9.3

Other consumer loans	105,285	2.3	98,617	2.4
Total consumer loans	457,835	10.0	475,362	11.7
Subtotal	4,603,243	100.0%	4,067,385	100.0%
Less: Allowance for loan losses	(60,747)		(50,652)
Net deferred loan fees	(13,319)		(1,557)
Loans, net	$4,529,177		$4,015,176

The recorded investment in loans does not include accrued interest.

The Company had $197,000 in residential real estate loans in the process of foreclosure as of September 30, 2020, compared to $1.6 million as of December 31, 2019.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended September 30, 2020 and 2019:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2020
Beginning balance, July 1	$26,744	$21,063	$3,408	$542	$3,434	$774	$3,054	$59,019
Provision for loan losses	1,574	175	(314)	30	(50)	237	98	1,750
Loans charged-off	(6)	0	0	0	(70)	(229)	0	(305)
Recoveries	51	177	3	0	4	48	0	283
Net loans charged-off	45	177	3	0	(66)	(181)	0	(22)
Ending balance	$28,363	$21,415	$3,097	$572	$3,318	$830	$3,152	$60,747

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2019
Beginning balance, July 1	$25,024	$15,492	$3,906	$355	$2,153	$289	$3,345	$50,564
Provision for loan losses	943	474	(4)	28	(93)	67	(415)	1,000
Loans charged-off	(1,123)	0	0	0	(23)	(75)	0	(1,221)
Recoveries	133	44	2	0	83	23	0	285
Net loans charged-off	(990)	44	2	0	60	(52)	0	(936)
Ending balance	$24,977	$16,010	$3,904	$383	$2,120	$304	$2,930	$50,628

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine-month periods ended September 30, 2020 and 2019:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Nine Months Ended September 30, 2020
Beginning balance, January 1	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652
Provision for loan losses	6,264	5,312	(780)	125	1,298	799	832	13,850
Loans charged-off	(4,037)	0	0	0	(83)	(445)	0	(4,565)
Recoveries	347	307	8	0	17	131	0	810
Net loans charged-off	(3,690)	307	8	0	(66)	(314)	0	(3,755)
Ending balance	$28,363	$21,415	$3,097	$572	$3,318	$830	$3,152	$60,747

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Nine Months Ended September 30, 2019
Beginning balance, January 1	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453
Provision for loan losses	3,260	461	(407)	15	(172)	192	(364)	2,985
Loans charged-off	(1,223)	0	0	0	(110)	(256)	0	(1,589)
Recoveries	422	156	6	0	110	85	0	779
Net loans charged-off	(801)	156	6	0	0	(171)	0	(810)
Ending balance	$24,977	$16,010	$3,904	$383	$2,120	$304	$2,930	$50,628

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2020 and December 31, 2019:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
September 30, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,345	$1,313	$64	$0	$328	$0	$0	$8,050
Collectively evaluated for impairment	22,018	20,102	3,033	572	2,990	830	3,152	52,697
Total ending allowance balance	$28,363	$21,415	$3,097	$572	$3,318	$830	$3,152	$60,747

Loans:
Loans individually evaluated for impairment	$13,591	$6,030	$428	$0	$2,437	$0	$0	$22,486
Loans collectively evaluated for impairment	1,824,156	1,851,790	337,736	97,428	351,287	105,041	0	4,567,438
Total ending loans balance	$1,837,747	$1,857,820	$338,164	$97,428	$353,724	$105,041	$0	$4,589,924

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,324	$538	$90	$0	$426	$6	$0	$10,384
Collectively evaluated for impairment	16,465	15,258	3,779	447	1,660	339	2,320	40,268
Total ending allowance balance	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652

Loans:
Loans individually evaluated for impairment	$19,580	$4,998	$445	$0	$2,789	$17	$0	$27,829
Loans collectively evaluated for impairment	1,407,246	1,665,842	379,186	112,166	375,210	98,349	0	4,037,999
Total ending loans balance	$1,426,826	$1,670,840	$379,631	$112,166	$377,999	$98,366	$0	$4,065,828

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2020:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$2,053	$174	$0
Non-working capital loans	3,070	974	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,039	2,039	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	339	258	0
Open end and junior lien loans	91	64	0
Residential construction loans	25	25	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	877	876	444
Non-working capital loans	12,252	11,567	5,901
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,990	3,991	1,313
Agri-business and agricultural loans:
Loans secured by farmland	145	145	64
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,468	1,470	293
Open end and junior lien loans	621	620	35
Total	$27,573	$22,486	$8,050

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$22	$22	$0
Non-working capital loans	2,130	735	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,189	3,010	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Loans for ag production	15	15	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	411	330	0
Open end and junior lien loans	121	121	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,214	6,214	3,089
Non-working capital loans	13,230	12,609	6,235
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,988	1,988	538
Agri-business and agricultural loans:
Loans secured by farmland	147	147	90
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,643	1,646	363
Open end and junior lien loans	641	640	53
Residential construction loans	51	52	10
Other consumer loans	17	17	6
Total	$30,422	$27,829	$10,384

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended September 30, 2020:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$174	$0	$0
Non-working capital loans	995	5	5
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,054	4	4
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	274	0	0
Open end and junior lien loans	54	0	0
Residential construction loans	8	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,546	0	0
Non-working capital loans	11,970	63	63
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,994	0	0
Agri-business and agricultural loans:
Loans secured by farmland	146	0	0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,520	9	9
Open end and junior lien loans	648	0	0
Residential construction loans	35	0	0
Total	$23,701	$81	$81

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

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2020:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$442	$0	$0
Non-working capital loans	766	16	16
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,101	13	13
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	304	2	2
Open end and junior lien loans	63	0	0
Residential construction loans	3	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,001	0	0
Non-working capital loans	11,763	216	216
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,034	30	30
Agri-business and agricultural loans:
Loans secured by farmland	147	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,589	28	28
Open end and junior lien loans	642	0	0
Residential construction loans	46	0	0
Total	$24,184	$305	$305

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2019:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$203	$7	$8
Non-working capital loans	1,292	39	29
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,112	28	28
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	251	2	3
Open end and junior lien loans	141	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,375	143	81
Non-working capital loans	11,536	355	326
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,840	37	31
Agri-business and agricultural loans:
Loans secured by farmland	147	3	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,634	35	34
Open end and junior lien loans	145	0	0
Other consumer loans	24	2	1
Total	$25,983	$651	$542

The following table presents the aging of the recorded investment in past due loans as of September 30, 2020 by class of loans:

			Greater than
		30‑89	90 Days		Total Past
	Loans Not	Days	Past		Due and
(dollars in thousands)	Past Due	Past Due	Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$591,549	$41	$0	$1,050	$1,091	$592,640
Non-working capital loans	1,239,596	3	0	5,508	5,511	1,245,107
Commercial real estate and multi-family residential loans:
Construction and land development loans	392,078	0	0	0	0	392,078
Owner occupied loans	614,264	0	0	5,143	5,143	619,407
Nonowner occupied loans	567,009	18	0	0	18	567,027
Multifamily loans	279,308	0	0	0	0	279,308
Agri-business and agricultural loans:
Loans secured by farmland	150,020	0	0	428	428	150,448
Loans for agricultural production	187,716	0	0	0	0	187,716
Other commercial loans	97,428	0	0	0	0	97,428
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	168,835	813	19	640	1,472	170,307
Open end and junior lien loans	171,669	99	0	684	783	172,452
Residential construction loans	10,940	0	0	25	25	10,965
Other consumer loans	104,905	136	0	0	136	105,041
Total	$4,575,317	$1,110	$19	$13,478	$14,607	$4,589,924

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans:

			Greater than
		30‑89	90 Days		Total Past
	Loans Not	Days	Past		Due and
(dollars in thousands)	Past Due	Past Due	Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$703,737	$10	$0	$6,236	$6,246	$709,983
Non-working capital loans	710,557	4	0	6,282	6,286	716,843
Commercial real estate and multi-family residential loans:
Construction and land development loans	286,534	0	0	0	0	286,534
Owner occupied loans	569,303	0	0	4,056	4,056	573,359
Nonowner occupied loans	570,687	0	0	0	0	570,687
Multifamily loans	240,260	0	0	0	0	240,260
Agri-business and agricultural loans:
Loans secured by farmland	173,959	0	0	430	430	174,389
Loans for agricultural production	205,228	0	0	14	14	205,242
Other commercial loans	112,166	0	0	0	0	112,166
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	174,902	1,099	45	827	1,971	176,873
Open end and junior lien loans	187,255	188	0	761	949	188,204
Residential construction loans	12,870	0	0	52	52	12,922
Other consumer loans	98,176	173	0	17	190	98,366
Total	$4,045,634	$1,474	$45	$18,675	$20,194	$4,065,828

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $4.7 million and $2.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2020 and December 31, 2019, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	September 30	December 31
(dollars in thousands)	2020	2019
Accruing troubled debt restructured loans	$5,658	$5,909
Nonaccrual troubled debt restructured loans	6,547	3,188
Total troubled debt restructured loans	$12,205	$9,097

During the three months ended September 30, 2020, no loans were modified as troubled debt restructurings.

During the nine months ended September 30, 2020, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the nine months ended September 30, 2020:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings Commercial and industrial loans:
Working capital lines of credit loans	1	$250	$315	1	0
Non-working capital loans	2	4,288	3,691	2	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	1	1,528	1,527	1	0
Total	4	$6,066	$5,533	4	0

For the three-month period ending September 30, 2020, the commercial and industrial loans and the commercial real estate and multi-family residential loan troubled debt restructurings described above increased the allowance for loan losses by $63,000, and no charge-offs were recorded.

For the nine-month period ended September 30, 2020, the troubled debt restructurings described above increased the allowance for loan losses by $2.4 million, and charge-offs of $666,000 were recorded.

As of September 30, 2020, total deferrals attributed to COVID-19 were $158.4 million representing 102 borrowers. This represented 3.4% of the total loan portfolio. Of that total 71 were commercial loan borrowers representing $155.2 million in loans, or 3.7%, of commercial loans and 31 were retail loan borrowers representing $3.3 million, or 0.9%, of total retail loans. The majority of all loan deferrals were for a period of 90 days. Of the total commercial deferrals attributed to COVID-19, $15.3 million represented a first deferral action, $116.2 million represented a second deferral action and $23.7 million represented a third deferral action. Two borrowers represented 84% of the third deferral population and were commercial real estate nonowner occupied loans supported by adequate collateral and personal guarantors and consist of loans to the hotel and accommodation industry. All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cashflows are collectable at this time. In accordance with Section 4013 of the CARES Act and the March 22, 2020 Joint Interagency Regulatory Guidance, these were not considered to be troubled debt restructurings and were excluded from the table above.

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

For the three-month and nine-month periods ending September 30, 2019, the troubled debt restructurings described above did not impact the allowance for loan losses and no charge-offs were recorded.

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

As of September 30, 2020, $557.9 million in PPP loans were included in the "Pass" category of loans. These loans were included in this risk rating category because they are fully guaranteed by the SBA.

As of September 30, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$526,206	$47,016	$19,159	$0	$259	$592,640
Non-working capital loans	1,195,861	25,294	18,747	0	5,205	1,245,107
Commercial real estate and multi-family residential loans:
Construction and land development loans	392,078	0	0	0	0	392,078
Owner occupied loans	579,800	27,945	11,662	0	0	619,407
Nonowner occupied loans	560,424	6,603	0	0	0	567,027
Multifamily loans	279,308	0	0	0	0	279,308
Agri-business and agricultural loans:
Loans secured by farmland	139,013	10,778	657	0	0	150,448
Loans for agricultural production	136,682	51,034	0	0	0	187,716
Other commercial loans	97,428	0	0	0	0	97,428
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	42,213	0	1,728	0	126,366	170,307
Open end and junior lien loans	9,058	0	684	0	162,710	172,452
Residential construction loans	0	0	25	0	10,940	10,965
Other consumer loans	37,042	0	0	0	67,999	105,041
Total	$3,995,113	$168,670	$52,662	$0	$373,479	$4,589,924

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$631,728	$40,551	$37,278	$0	$426	$709,983
Non-working capital loans	673,370	18,782	19,381	0	5,310	716,843
Commercial real estate and multi-family residential loans:
Construction and land development loans	286,534	0	0	0	0	286,534
Owner occupied loans	535,496	14,804	23,059	0	0	573,359
Nonowner occupied loans	569,315	781	591	0	0	570,687
Multifamily loans	240,260	0	0	0	0	240,260
Agri-business and agricultural loans:
Loans secured by farmland	165,005	7,952	1,432	0	0	174,389
Loans for agricultural production	191,489	13,738	15	0	0	205,242
Other commercial loans	112,166	0	0	0	0	112,166
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	47,405	0	1,976	0	127,492	176,873
Open end and junior lien loans	10,845	0	762	0	176,597	188,204
Residential construction loans	0	0	51	0	12,871	12,922
Other consumer loans	27,250	0	17	0	71,099	98,366
Total	$3,490,863	$96,608	$84,562	$0	$393,795	$4,065,828

NOTE 5. BORROWINGS

For the periods ended September 30, 2020 and December 31, 2019, the Company had advances outstanding from the Federal Home Loan Bank (“FHLB”) in the amount of $75.0 million and $170.0 million, respectively. The outstanding FHLB advance at September 30, 2020 is a ten-year fixed-rate putable advance with a rate of 0.39% and is due on March 4, 2030. The outstanding FHLB advance at December 31, 2019 was a short-term fixed rate advance with a rate of 1.61% and was due on January 7, 2020. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities.

On August 2, 2019 the holding company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was authorized by the Company’s board of directors on January 14, 2020, and for other general corporate purposes. The Company had drawn $10.5 million on this line at a rate of Prime minus 150 basis points, or 1.75%, as of September 30, 2020. The line matured on July 31, 2020, and was renewed with a new maturity of July 30, 2021. There were no amounts drawn against this line as of December 31, 2019.

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

Mortgage servicing rights:  As of September 30, 2020, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $4.2 million, carried at amortized cost less $628,000 in a valuation reserve, or $3.6 million. These residential mortgage loans have a weighted average interest rate of 3.72%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At September 30, 2020, the constant prepayment speed (“PSA”) used was 209 and discount rate used was 9.4%. At December 31, 2019, the PSA used was 118 and the discount rate used was 9.4%.

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

Real estate mortgage loans held- for- sale: Real estate mortgage loans held- for- sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors, and result in a Level 2 classification.

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2020
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. government sponsored agencies	$0	$10,026	$0	$10,026
Mortgage-backed securities: residential	0	248,266	0	248,266
Mortgage-backed securities: commercial	0	39,161	0	39,161
State and municipal securities	0	346,436	145	346,581
Total Securities	0	643,889	145	644,034
Mortgage banking derivative	0	1,075	0	1,075
Interest rate swap derivative	0	25,184	0	25,184
Total assets	$0	$670,148	$145	$670,293

Liabilities:
Mortgage banking derivative	0	41	0	41
Interest rate swap derivative	0	25,203	0	25,203
Total liabilities	$0	$25,244	$0	$25,244

	December 31, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
Mortgage-backed securities: residential	$0	$288,181	$0	$288,181
Mortgage-backed securities: commercial	0	36,972	0	36,972
State and municipal securities	0	282,935	145	283,080
Total Securities	0	608,088	145	608,233
Mortgage banking derivative	0	198	0	198
Interest rate swap derivative	0	7,263	0	7,263
Total assets	$0	$615,549	$145	$615,694

Liabilities:
Mortgage banking derivative	0	14	0	14
Interest rate swap derivative	0	7,860	0	7,860
Total liabilities	$0	$7,874	$0	$7,874

The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2020
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$432	$432
Non-working capital loans	0	0	5,666	5,666
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	2,678	2,678
Agri-business and agricultural loans:
Loans secured by farmland	0	0	81	81
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	393	393
Open end and junior lien loans	0	0	585	585
Total impaired loans	$0	$0	$9,835	$9,835
Other real estate owned	0	0	0	0
Mortgage servicing rights, net of valuation allowance	0	3,565	0	3,565
Total assets	$0	$3,565	$9,835	$13,400

	December 31, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$3,126	$3,126
Non-working capital loans	0	0	6,374	6,374
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	43	43
Owner occupied loans	0	0	1,449	1,449
Agri-business and agricultural loans:
Loans secured by farmland	0	0	57	57
Other commercial loans				0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	474	474
Open end and junior lien loans	0	0	587	587
Other consumer loans	0	0	11	11
Total impaired loans	$0	$0	$12,121	$12,121
Other real estate owned	0	0	0	0
Total assets	$0	$0	$12,121	$12,121

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2020:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$6,098	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	44%	21%-100%

Impaired loans:
Commercial real estate	2,678	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	33%	10%-75%

Impaired loans:
Agribusiness and agricultural	81	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	44%

Impaired loans:
Consumer 1-4 family mortgage	978	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	10%	6%-17%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $17.7 million, with a valuation allowance of $7.8 million at September 30, 2020. The change in the fair value of impaired loans resulted in increases in the provision for loan losses of $542,000 and decreases of $100,000, respectively, in the nine months and three months ended September 30, 2020. At September 30, 2019, impaired loans had a gross carrying amount of $20.4 million, with a valuation allowance of $10.1 million. The change in the fair value of impaired loans resulted in increases in the provision for loan losses of $600,000 and $500,000, respectively, over the nine months and three months ended September 30, 2019.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	September 30, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$129,081	$126,364	$2,717	$0	$129,081
Securities available-for-sale	644,034	0	643,889	145	644,034
Real estate mortgages held-for-sale	10,097	0	10,543	0	10,543
Loans, net	4,529,177	0	0	4,491,862	4,491,862
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	18,447	0	3,535	14,912	18,447
Financial Liabilities:
Certificates of deposit	(1,213,390)	0	(1,223,667)	0	(1,223,667)
All other deposits	(3,554,564)	(3,554,564)	0	0	(3,554,564)
Other short-term borrowings	(10,500)	0	(10,500)	0	(10,500)
Federal Home Loan Bank advances	(75,000)	0	(69,066)	0	(69,066)
Standby letters of credit	(657)	0	0	(657)	(657)
Accrued interest payable	(6,303)	(56)	(6,247)	0	(6,303)

	December 31, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$99,381	$96,603	$2,778	$0	$99,381
Securities available-for-sale	608,233	0	608,088	145	608,233
Real estate mortgages held-for-sale	4,527	0	4,614	0	4,614
Loans, net	4,015,176	0	0	3,979,006	3,979,006
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,391	0	3,729	11,662	15,391
Financial Liabilities:
Certificates of deposit	(1,192,067)	0	(1,202,060)	0	(1,202,060)
All other deposits	(2,941,752)	(2,941,752)	0	0	(2,941,752)
Federal Home Loan Bank advances	(170,000)	0	(169,998)	0	(169,998)
Standby letters of credit	(915)	0	0	(915)	(915)
Accrued interest payable	(11,604)	(102)	(11,502)	0	(11,604)

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at September 30, 2020 and December 31, 2019.

	September 30, 2020
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral	Net
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Amount
Assets
Interest Rate Swap Derivatives	$25,184	$0	$25,184	$0	$0	$25,184
Total Assets	$25,184	$0	$25,184	$0	$0	$25,184
Liabilities
Interest Rate Swap Derivatives	$25,203	$0	$25,203	$0	$(25,480)	$(277)
Total Liabilities	$25,203	$0	$25,203	$0	$(25,480)	$(277)

	December 31, 2019
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral	Net
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Amount
Assets
Interest Rate Swap Derivatives	$7,263	$0	$7,263	$0	$0	$7,263
Total Assets	$7,263	$0	$7,263	$0	$0	$7,263
Liabilities
Interest Rate Swap Derivatives	$7,860	$0	$7,860	$0	$(7,560)	$300
Total Liabilities	$7,860	$0	$7,860	$0	$(7,560)	$300

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding for basic earnings per common share	25,418,712	25,622,338	25,484,329	25,576,740
Dilutive effect of stock options, awards and warrants	68,590	174,358	134,072	168,289
Weighted average shares outstanding for diluted earnings per common share	25,487,302	25,796,696	25,618,401	25,745,029

Basic earnings per common share	$0.89	$0.84	$2.34	$2.54
Diluted earnings per common share	$0.89	$0.83	$2.33	$2.52

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended September 30, 2020 and 2019:

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at July 1, 2020	$26,256	$(1,454)	$24,802
Other comprehensive income before reclassification	688	0	688
Amounts reclassified from accumulated other comprehensive income (loss)	(314)	48	(266)
Net current period other comprehensive income	374	48	422
Balance at September 30, 2020	$26,630	$(1,406)	$25,224

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at July 1, 2019	$10,818	$(1,318)	$9,500
Other comprehensive income before reclassification	3,934	0	3,934
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	39	33
Net current period other comprehensive income	3,928	39	3,967
Balance at September 30, 2019	$14,746	$(1,279)	$13,467

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 and 2019:

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at January 1, 2020	$13,607	$(1,548)	$12,059
Other comprehensive income before reclassification	13,386	0	13,386
Amounts reclassified from accumulated other comprehensive income (loss)	(363)	142	(221)
Net current period other comprehensive income	13,023	142	13,165
Balance at September 30, 2020	$26,630	$(1,406)	$25,224

	Unrealized
	Gains and	Defined
	(Losses) on	Benefit
	Available-	Pension
	for-Sales	Gains
(dollars in thousands)	Securities	(Losses)	Total
Balance at January 1, 2019	$(4,796)	$(1,395)	$(6,191)
Other comprehensive income before reclassification	19,636	0	19,636
Amounts reclassified from accumulated other comprehensive income (loss)	(94)	116	22
Net current period other comprehensive income	19,542	116	19,658
Balance at September 30, 2019	$14,746	$(1,279)	$13,467

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2020 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$314	Net securities gains
Tax effect	(66)	Income tax expense
Subtotal	248	Net of tax
Amortization of defined benefit pension items	(63)	Other expense
Tax effect	15	Income tax expense
Subtotal	(48)	Net of tax
Total reclassifications for the period	$200	Net income

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2019 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$6	Net securities gains
Tax effect	(1)	Income tax expense
Subtotal	5	Net of tax
Amortization of defined benefit pension items	(51)	Other expense
Tax effect	13	Income tax expense
Subtotal	(38)	Net of tax
Total reclassifications for the period	$(33)	Net income

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2020 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$363	Net securities gains
Tax effect	(76)	Income tax expense
Subtotal	287	Net of tax
Amortization of defined benefit pension items	(189)	Other expense
Tax effect	47	Income tax expense
Subtotal	(142)	Net of tax
Total reclassifications for the period	$145	Net income

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2019 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$94	Net securities gains
Tax effect	(20)	Income tax expense
Subtotal	74	Net of tax
Amortization of defined benefit pension items	(154)	Other expense
Tax effect	38	Income tax expense
Subtotal	(116)	Net of tax
Total reclassifications for the period	$(42)	Net income

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

The following is a maturity analysis of the operating lease liabilities as of September 30, 2020:

Operating lease
Years ending December 31, (in thousands)	Obligation
2020	$142
2021	581
2022	595
2023	606
2024	622
2025 and thereafter	2,873
Total undiscounted lease payments	5,419
Less imputed interest	(635)
Lease liability	$4,784
Right-of-use asset	$4,784

	Three months ended September 30,			Nine months ended September 30,
	2020		2019	2020	2019
Lease cost
Operating lease cost	$141		$128	$402	$372
Short-term lease cost	6		6	18	18
Total lease cost	$147		$134	$420	$390

Other information
Operating cash outflows from operating leases	$402
Weighted-average remaining lease term - operating leases	9.1	years
Weighted average discount rate - operating leases	2.8%

NOTE 11. COVID-19 AND CURRENT ECONOMIC CONDITIONS

As of October 21, 2020, total COVID-19 related deferrals were $110.5 million, representing 63 borrowers, or 2.4% of the total loan portfolio. Of that total, 37 were commercial loan borrowers representing $107.5 million in loans, or 2.5% of total commercial loans. 26 were retail loan borrowers representing $3.0 million, or 0.8% of total retail loans. Of the total commercial deferrals, $8.1 million represented a first deferral action, $69.8 million represented a second deferral action and $29.7 million represented a third deferral action.

The fair value of certain assets could be impacted by the effects of COVID-19. The carrying value of loans, goodwill, right-of-use lease assets, other real estate owned and mortgage servicing rights could decrease resulting in future impairment losses. Management will continue to evaluate current economic conditions to determine if a triggering event would impact the current valuations for these assets.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in the first nine months of 2020 was $59.7 million, down 7.9% from $64.8 million for the comparable period of 2019. Diluted income per common share was $2.33 in the first nine months of 2020, down 7.5% from $2.52 in the comparable period of 2019. The decrease was primarily due to the Company recording a provision for loan losses of $13.9 million for the first nine months of 2020, an increase of $10.9 million, or 364.0%, compared to $3.0 million for the first nine months of 2019. The higher provision in 2020 was driven by the estimated potential negative impact to the Company’s borrowers as a result of the economic conditions resulting from the COVID-19 pandemic, which was calculated using the incurred loss model. The provision expense for 2020 was partially offset by a $2.1 million increase in net interest income, a $1.2 million increase in noninterest income and a $1.0 million decrease in noninterest expense, in each case compared to the corresponding period for 2019. Pretax pre-provision earnings in the first nine months of 2020 were $87.1 million, an increase of $4.3 million, or 5.2%, compared to $82.7 million for the comparable period of 2019. Pretax pre-provision earnings is a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense.

Annualized return on average total equity was 12.96% in the first nine months of 2020 versus 15.68% in the comparable period of 2019. Annualized return on average total assets was 1.50% in the first nine months of 2020 versus 1.76% in the comparable period of 2019. The average equity to average assets ratio was 11.59% in the first nine months of 2020 versus 11.22% in the comparable period of 2019.

Net income in the third quarter of 2020 was $22.8 million, an increase of $1.3 million, or 6.2% from $21.5 million for the comparable period of 2019. Diluted income per common share was $0.89 in the third quarter of 2020, an increase of $0.06, or 7.2%, from $0.83 in the comparable period of 2019. The increase was primarily due to an increase of $2.4 million, or 21.8%, in noninterest income for the third quarter of 2020 versus the comparable period of 2019. Pretax pre-provision earnings in the third quarter of 2020 were $29.9 million, an increase of $2.3 million, or 8.5%, compared to $27.6 million for the comparable period of 2019.

Annualized return on average total equity was 14.36% in the third quarter of 2020 versus 14.78% in the comparable period of 2019. Annualized return on average total assets was 1.64% in the third quarter of 2020 versus 1.72% in the comparable period of 2019. The average equity to average assets ratio was 11.43% in the third quarter of 2020 versus 11.65% in the comparable period of 2019.

Total assets were $5.551 billion as of September 30, 2020 versus $4.947 billion as of December 31, 2019, an increase of $604.4 million, or 12.2%. This increase was primarily due to a $524.1 million increase in gross loans, offset by an increase in the allowance for loan losses of $10.1 million. In addition, this increase was driven by $35.8 million of growth in securities available-for-sale, a $29.7 million increase in cash and cash equivalents and a $15.2 million increase in other assets, driven by higher valuations on the Company’s back-to-back interest rate swap portfolio. Loan growth was driven by Paycheck Protection Program (PPP) loans originated primarily during the second quarter of 2020. The outstanding balance of PPP loans at September 30, 2020, was $557.9 million. Loans excluding PPP loans decreased by $33.8 million from $4.07 billion at December 31, 2019 to $4.03 billion at September 30, 2020. The Paycheck Protection Program has strengthened the company’s borrowers’ balance sheets and improved their operating performance. It has further provided a valuable cash injection for all clients who participated in the program. Yet, it has contributed to a reduction in usage of available credit facilities by clients, which decreased to 41% at September 30, 2020 from 46% at December 31, 2019.

Balance sheet growth was primarily funded through growth in deposits during 2020, which was driven by the deposit of PPP loan proceeds into borrower accounts and government stimulus payments into individual accounts. Deposits increased $634.1 million while total borrowings decreased by $84.5 million since December 31, 2019. Total equity increased by $38.7 million due primarily to net income of $59.7 million, an increase in accumulated other comprehensive income of $13.2 million, offset by share repurchases of $10.0 million and dividends declared and paid of $0.90 per share totaling $23.0 million.

Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an impact on our financial condition and results of operations as of and for the three and nine month periods ended September 30, 2020, and may have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty. As a result of the pandemic, our financial condition, capital levels and results of operations have been and could continue to be significantly adversely affected, as described in further detail below.

During the second quarter, Lake City Bank focused on its response to the crisis for its employees and its customers. The Bank closed branch lobbies on March 21, 2020 and directed its clients and communities to its drive-up facilities and by-appointment visits in addition to digital channels via online and mobile banking. The Bank created a Branch Reopening Task Force, which established guidelines under which the bank could safely open its offices. On June 15, 2020, the Bank reopened all of its branch lobbies. During the third quarter most of all Company employees returned to the workplace in a Lake City Bank facility. The Company invested in personal protective equipment, installed protective barriers and enhanced social distancing measures in order to prioritize the safety of bank customers and employees. These investments have totaled approximately $500,000 since the pandemic began. The Company will keep all safety protocols in place until it determines that the public health risks posed by COVID-19 no longer require them.

Active Management of Credit Risk

The Company’s Commercial Banking and Credit Administration leadership continues to review and refine the list of industries that the Company believes are most likely to be materially impacted by the potential economic impact resulting from the COVID-19 pandemic. The current assessment includes a smaller group of industries as compared to the initial list of potentially affected industries disclosed in the company’s April 27, 2020 first quarter and July 27, 2020 second quarter press releases. The Company’s current list of industries under review represents approximately 5.7%, or $228 million, of the total loan portfolio as of September 30, 2020, versus $765 million, or 18.7%, as of April 27, 2020 and $261 million, or 6.6% as of July 27, 2020, in each case excluding PPP loans. The following industries are included in the 5.7% along with their respective percentage of the loan portfolio: hotel and accommodations – 2.5%, dairy – 1.1%, education – 0.9% entertainment and recreation – 0.8% and full-service restaurants – 0.4%. The Company has no direct exposure to oil and gas and limited exposure to retail shopping centers.

The Company’s commercial loan portfolio is highly diversified, and no industry sector represents more than 8% of the Bank’s loan portfolio as of September 30, 2020. Agri-business and agricultural loans represented the highest specific industry concentration at 8% of total loans. The Company’s Commercial Banking and Credit Administration teams continue to actively work with customers to understand their business challenges and credit needs during this time.

COVID-19 Related Loan Deferrals

As detailed below, loan deferrals peaked on June 17, 2020, at $737 million, which represented 16% of the total loan portfolio. As of October 21, 2020, total deferrals attributable to COVID-19 were $110 million, representing 63 borrowers, or 2% of the total loan portfolio. Total deferrals as of October 21, 2020 represented a decline in deferral balances of 85% from the peak levels. Of the $110 million, 37 borrowers were commercial loan borrowers representing $107 million in loans, or 3% of total commercial loans and 26 borrowers were retail loan borrowers representing $3 million, or 1% of total retail loans. All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cashflows are collectable at this time.

As of October 21, 2020, 38 borrowers with loans outstanding of $70 million were in their second deferral period, most of which were additional 90 day deferrals. Additionally, 17 borrowers with loans outstanding of $32 million were in their third deferral period. Four borrowers represented 87% of the third deferral population and were commercial real estate nonowner occupied loans supported by adequate collateral and personal guarantors and consist of loans to the hotel and accommodation industry.

The Company’s retail loan portfolio is comprised of 1-4 family mortgage loans, home equity lines of credit and other direct and indirect installment loans. A third-party vendor manages the Company’s retail and commercial credit card program and the Company does not have any balance sheet exposure with respect to this program except for nominal recourse on limited commercial card accounts.

Total Loan Deferrals
	Peak					% change
	June 17, 2020	June 30, 2020	September 30, 2020	October 21, 2020		from Peak
Borrowers	487	384	102	63		(87)%
Amount (In millions)	$737	$653	$158	$110		(85)%
% of Total Loan Portfolio	16%	15%	3%	2	~~%~~	NA

Total Commercial Loans Deferrals
	Peak				% change
	June 17, 2020	June 30, 2020	September 30, 2020	October 21, 2020	from Peak
Borrowers	351	322	71	37	(89)%
Amount (In millions)	$730	$647	$155	$107	(85)%
% of Commercial Loan Portfolio	18%	16%	4	3%	NA

Total Retail Loan Deferrals
	Peak				% change
	June 17, 2020	June 30, 2020	September 30, 2020	October 21, 2020	from Peak
Borrowers	136	62	31	26	(81)%
Amount (In millions)	$7	$6	$3	$3	(57)%
% of Retail Loan Portfolio	2%	1%	1	1%	NA

Liquidity Preparedness

Throughout the COVID-19 crisis, the Company has monitored liquidity preparedness. Critical to this effort has been the monitoring of commercial and retail borrowers’ line of credit utilization. The Company’s commercial and retail line of credit utilization at both September 30, 2020 and June 30, 2020 was 41% versus 48% at March 31, 2020 and 46% at December 31, 2019. The Company has a long-standing liquidity plan in place that ensures there are appropriate liquidity resources available to fund the balance sheet.

The Paycheck Protection Program

During the third quarter, the Company continued to fund PPP loans for its customers. In addition, the Bank has engaged a third-party Fintech technology partner to assist the Bank and its customers to automate the forgiveness application process. The software solution provides tools to facilitate communications with borrowers, gathering of information securely, calculation of forgiveness amounts and electronic transmission to the SBA for approval. The Company is utilizing a phased approach for the forgiveness application process and has begun to process forgiveness applications for borrowers. As of October 21, 2020, Lake City Bank has 2,409 PPP loans outstanding representing $561.8 million in loan balances. Most of the PPP loans are for existing customers and 51% of the number of PPP loans are for amounts less than $50,000. As of October 21, 2020, the Bank submitted 36 loan forgiveness applications to the SBA in the amount of $51 million, which represented 9% of total PPP loans outstanding. The SBA has not yet approved any of the Bank’s forgiveness applications.

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

The assessment of whether a decline exists that is other-than-temporary, involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If, in management’s judgment, other-than-temporary impairment exists, the cost basis of the security will be written down to the computed net present value, and the unrealized loss will be transferred from accumulated other comprehensive income as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment).

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and nine months ended September 30, 2020 and 2019 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Income Statement Summary:
Net interest income	$39,913	$39,545	$118,295	$116,165
Provision for loan losses	1,750	1,000	13,850	2,985
Noninterest income	13,115	10,765	35,061	33,878
Noninterest expense	23,125	22,737	66,293	67,302
Other Data:
Efficiency ratio (1)	43.61%	45.19%	43.23%	44.86%
Dilutive EPS	$0.89	$0.83	$2.33	$2.52
Tangible capital ratio (2)	11.41%	11.74%	11.41%	11.74%
Net charge-offs to average loans	0.00%	0.09%	0.12%	0.03%
Net interest margin	3.05%	3.38%	3.16%	3.40%
Net interest margin excluding PPP loans (3)	3.17%	3.38%	3.22%	3.40%
Noninterest income to total revenue	24.73%	21.40%	22.86%	22.58%
Pretax Pre-Provision Earnings (4)	$29,903	$27,573	$87,063	82,741
(1)	Noninterest expense/Net interest income plus Noninterest income.
(2)	Non-GAAP financial measure. The Company believes that providing non-GAAP financial measures provides investors with information useful to understanding the company’s financial performance. Additionally, these non-GAAP measures are used by management for planning and forecasting purposes, including measures based on “tangible common equity” which is “total equity” excluding intangible assets, net of deferred tax, and “tangible assets” which is “total assets” excluding intangible assets, net of deferred tax . See reconciliation on the next page.
(3)	Non-GAAP financial measure. Calculated by subtracting the impact PPP loans had on average earnings assets, loan interest income, average interest bearing liabilities, and interest expense. Management believes this is an important measure because it provide for better comparability to prior periods, given the low fixed interest rate of 1.0% and because the accretion of net loan fee income can be accelerated upon borrower forgiveness and repayment by the SBA, management is actively monitoring net interest margin on a fully tax equivalent basis with and without PPP loan impact for the duration of this program. See reconciliation on the next page.
(4)	Non-GAAP financial measure. Pretax pre-provision earnings is calculated by adding net interest income to noninterest income and subtracting noninterest expense. Management believes this is an important measure because it may enable investors to identify the trends in the Company's earnings exclusive of the effects of tax and provision expense, which may vary significantly from period to period. See reconciliation on the next page.

A reconciliation of non-GAAP measures is provided below (in thousands, except for per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Total Equity	$636,839	$584,436	$636,839	$584,436
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,176	1,191	1,176	1,191
Tangible Common Equity	633,045	580,657	633,045	580,657

Total Assets	$5,551,108	$4,948,155	$5,551,108	$4,948,155
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,176	1,191	1,176	1,191
Tangible Assets	5,547,314	4,944,376	5,547,314	4,944,376

Tangible Common Equity/Tangible Assets	11.41%	11.74%	11.41%	11.74%

Net Interest Income	$39,913	$39,545	$118,295	$116,165
Noninterest Income	13,115	10,765	35,061	33,878
Noninterest Expense	(23,125)	(22,737)	(66,293)	(67,302)
Pretax Pre-Provision Earnings	$29,903	$27,573	$87,063	$82,741

Impact of Paycheck Protection Program on Net Interest Margin FTE

	Three Months Ended		Nine Months Ended
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2020	2019	2020	2019
Total Average Earnings Assets	$5,282,569	$4,698,937	$5,078,509	$4,625,820
Less: Average Balance of PPP Loans	557,290	0	339,149	0
Total Adjusted Earning Assets	4,725,279	4,698,937	4,739,360	4,625,820

Total Interest Income FTE	$46,589	$55,308	$145,045	$164,449
Less: PPP Loan Income	(3,294)	0	(6,323)	0
Total Adjusted Interest Income FTE	43,295	55,308	138,722	164,449

Adjusted Earning Asset Yield, net of PPP Impact	3.65%	4.67%	3.91%	4.75%

Total Average Interest Bearing Liabilities	$3,433,326	$3,356,436	$3,393,274	$3,408,766
Less: Average Balance of PPP Loans	557,290	0	339,149	0
Total Adjusted Interest Bearing Liabilities	3,990,616	3,356,436	3,732,423	3,408,766

Total Interest Expense FTE	$6,066	$15,224	$24,954	$46,733
Less: PPP Cost of Funds	(350)	0	(630)	0
Total Adjusted Interest Expense FTE	5,716	15,224	24,324	46,733

Adjusted Cost of Funds, net of PPP Impact	0.48%	1.29%	0.69%	1.35%

Net Interest Margin FTE, net of PPP Impact	3.17%	3.38%	3.22%	3.40%

Net Income

Net income was $59.7 million in the first nine months of 2020, a decrease of $5.1 million, or 7.9%, versus net income of $64.8 million in the first nine months of 2019. The decrease was primarily due to the Company recording a provision for loan losses of $13.9 million for the first nine months of 2020, an increase of $10.9 million, or 364.0%, compared to $3.0 million for the first nine months of 2019. The higher provision in 2020 was driven by the estimated potential negative impact to the Company’s borrowers as a result of the economic conditions resulting from the COVID-19 pandemic, which was calculated using the incurred loss model. The provision expense for 2020 was partially offset by a $2.1 million increase in net interest income, a $1.2 million increase in noninterest income and a $1.0 million decrease in noninterest expense, in each case compared to the corresponding period for 2019.

Net income was $22.8 million in the third quarter of 2020, an increase of $1.3 million, or 6.2%, versus net income of $21.5 million in the third quarter of 2019. The increase was primarily due to a $2.4 million increase in noninterest income as well as a $368,000 increase in net interest income. These increases were partially offset by increases of $750,000 in the provision for loan losses, a $388,000 increase in noninterest expense and a $258,000 increase in income tax expense.

We anticipate that our net income for future fiscal periods will continue to be impacted as a result of the economic developments resulting from the COVID-19 pandemic. Specifically, while we are not yet able to measure the impact of the COVID-19 crisis on our borrowers, we anticipate provision expense may remain elevated as the economic impact of COVID-19 continues to negatively affect some borrowers, and such effects may not be addressed by any future governmental policy responses. During the third quarter, provision expense declined relative to the first and second quarter provision expense of 2020. This decline was a result of stable asset quality trends and the declining balances of COVID-19 loan deferrals. However, the economic impact of the pandemic continues to evolve and as a result we continue to monitor the impact to borrowers very closely.

In addition, due to the asset-sensitive nature of the Company’s balance sheet, declines in interest rates, including the Federal Reserve Bank’s reductions to the target Federal Funds Rate in the first quarter of 2020, have caused a reduction in net interest margin in the second and third quarters of 2020. Net interest income in 2020 has been negatively impacted by the net interest margin compression, which has been offset by significant loan and deposit growth during the year. Loan and investment security yields have been negatively impacted by the decline in interest rates. Correspondingly, deposit rates have also declined, however, it is possible that loan and investment yield declines may not be fully offset by declines in cost of funds, resulting in potential further net interest margin compression in 2021. Net interest margin compression will further be impacted from the PPP loan program and the low fixed rate of 1.0% on these loans. Borrowers that meet the loan forgiveness requirements outlined in the SBA program will result in loan balance paydowns for the Bank and an acceleration in unamortized PPP net loan fee income accretion through the income statement. The timing and impact to net interest margin will be contingent on how quickly the PPP loans are submitted for forgiveness by borrowers and approved for forgiveness by the SBA. In addition, loans could be repaid by borrowers in lieu of forgiveness over the course of the next few years. The Company also anticipates that potential further federal stimulus payments to retail customers or additional PPP loan program availability may impact net utilization of fee-based financial services and impact net interest margin further.

Net Interest Income

The following table sets forth consolidated information regarding average balances and rates:

	Nine Months Ended September 30,
	2020			2019
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,339,274	$130,759	4.03%	$3,940,812	$149,094	5.06%
Tax exempt (1)	20,248	681	4.49	24,585	897	4.88
Investments: (1)
Available-for-sale	625,887	13,313	2.84	601,098	13,501	3.00
Short-term investments	32,671	67	0.27	6,751	114	2.26
Interest bearing deposits	60,429	225	0.50	52,574	843	2.14
Total earning assets	$5,078,509	$145,045	3.82%	$4,625,820	$164,449	4.75%
Less: Allowance for loan losses	(57,111)			(49,829)
Nonearning Assets
Cash and due from banks	60,695			137,700
Premises and equipment	60,676			58,910
Other nonearning assets	172,187			155,795
Total assets	$5,314,956			$4,928,396

Interest Bearing Liabilities
Savings deposits	$260,668	$162	0.08%	$241,322	$205	0.11%
Interest bearing checking accounts	1,796,270	7,683	0.57	1,636,757	20,242	1.65
Time deposits:
In denominations under $100,000	268,485	3,569	1.78	276,283	3,914	1.89
In denominations over $100,000	969,362	12,910	1.78	1,142,633	19,770	2.31
Miscellaneous short-term borrowings	40,460	458	1.51	80,843	1,295	2.14
Long-term borrowings and subordinated debentures	58,029	172	0.40	30,928	1,307	5.65
Total interest bearing liabilities	$3,393,274	$24,954	0.98%	$3,408,766	$46,733	1.83%
Noninterest Bearing Liabilities
Demand deposits	1,252,112			923,253
Other liabilities	53,660			43,411
Stockholders' Equity	615,910			552,966
Total liabilities and stockholders' equity	$5,314,956			$4,928,396

Interest Margin Recap
Interest income/average earning assets		145,045	3.82		164,449	4.75
Interest expense/average earning assets		24,954	0.66		46,733	1.35
Net interest income and margin		$120,091	3.16%		$117,716	3.40%
(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.8 million and $1.6 million in the nine-month periods ended September 30, 2020 and 2019, respectively.
(2)	Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $3.74 million for the nine months ended September 30, 2020. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended September 30,
	2020			2019
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,541,608	$42,056	3.68%	$3,991,572	$50,139	4.98%
Tax exempt (1)	15,204	130	3.40	24,201	292	4.78
Investments: (1)
Available-for-sale	637,523	4,359	2.72	614,784	4,509	2.91
Short-term investments	8,865	3	0.13	3,478	16	1.83
Interest bearing deposits	79,369	41	0.21	64,902	352	2.15
Total earning assets	$5,282,569	$46,589	3.51%	$4,698,937	$55,308	4.67%
Less: Allowance for loan losses	(59,519)			(50,732)
Nonearning Assets
Cash and due from banks	61,656			77,921
Premises and equipment	60,554			59,268
Other nonearning assets	175,601			156,109
Total assets	$5,520,861			$4,941,503

Interest Bearing Liabilities
Savings deposits	$282,456	$53	0.07%	$235,957	$62	0.10%
Interest bearing checking accounts	1,827,061	1,405	0.31	1,667,690	6,712	1.60
Time deposits:
In denominations under $100,000	254,315	982	1.54	278,598	1,383	1.97
In denominations over $100,000	972,436	3,501	1.43	1,124,393	6,535	2.31
Miscellaneous short-term borrowings	22,058	51	0.92	18,870	113	2.38
Long-term borrowings and subordinated debentures	75,000	74	0.39	30,928	419	5.37
Total interest bearing liabilities	$3,433,326	$6,066	0.70%	$3,356,436	$15,224	1.80%
Noninterest Bearing Liabilities
Demand deposits	1,401,403			961,070
Other liabilities	55,154			48,132
Stockholders' Equity	630,978			575,865
Total liabilities and stockholders' equity	$5,520,861			$4,941,503

Interest Margin Recap
Interest income/average earning assets		46,589	3.51		55,308	4.67
Interest expense/average earning assets		6,066	0.46		15,224	1.29
Net interest income and margin		$40,523	3.05%		$40,084	3.38%
(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $610,000 and $539,000 in the three-month periods ended September 30, 2020 and 2019, respectively.
(2)	Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $1.87 million for the three months ended September 30, 2020. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $2.1 million, or 1.8%, for the nine months ended September 30, 2020 compared with the first nine months of 2019. The increased level of net interest income during the first nine months of 2020 was largely driven by an increase in average earning assets of $452.7 million, due primarily to loan growth of $394.1 million and growth in investment securities of $24.8 million. Average loans outstanding increased to $4.360 billion during the nine months ended September 30, 2020 compared to $3.965 billion during the same period of 2019, with most of the growth being in fixed rate PPP commercial loans. The average balance of PPP loans was $339.1 million for the nine months ended September 30, 2020. The earning asset growth was funded through an increase in deposits. Average deposits increased $326.6 million to $4.547 billion during the nine months ended September 30, 2020, compared to $4.220 billion for the same period of 2019. During this same period average core deposits increased $427.2 million and average brokered deposits decreased $100.6 million. We define “core deposits” as total deposits (including all deposits by municipalities and other government agencies), excluding brokered deposits. PPP loan proceeds to borrowers impacted the increase in deposits and core deposits during the nine-months ended September 30, 2020 as loan proceeds were deposited into borrower checking and savings accounts at the Bank. Average borrowings decreased by $13.3 million to $98.5 million in the nine months ended September 30, 2020, compared to $111.8 million during the same period of 2019.

The tax equivalent net interest margin was 3.16% for the first nine months of 2020 compared to 3.40% during the first nine months of 2019. The yield on earning assets totaled 3.82% during the nine months ended September 30, 2020 compared to 4.75% in the same period of 2019. Cost of funds (expressed as a percentage of average earning assets) totaled 0.66% during the first nine months of 2020 compared to 1.35% in the same period of 2019. The lower margin in the first nine months of 2020 was due to lower yields on loans and securities, partially offset by a lower cost of funds, driven by the Federal Reserve decreasing the target Federal Funds Rate by 225 basis points since the second half of 2019, inclusive of two Federal Reserve emergency cuts to the target Federal Funds Rate during March 2020. The two emergency cuts reduced the target Federal Funds Rate by 150 basis points and brought the target Federal Funds Rate back to the zero-bound range of 0% to 0.25%. Additionally, the Company’s net interest margin was negatively impacted by six basis points during the first nine months of 2020 due to the lower yield on PPP loans, and net interest margin excluding PPP loans was 3.22% during the period.

Net interest income increased by $368,000, or 0.9%, for the three months ended September 30, 2020 compared with the three months ended September 30, 2019. The increased level of net interest income during the three months ended September 30, 2020 was caused by an increase in average earning assets offset by net interest margin compression. Average earning assets increased by $583.6 million for the three months ended September 30, 2020 compared with the same period of 2019. Average loans outstanding increased $541.0 million during the three months ended September 30, 2020 compared with the same period of 2019, with most of the growth being in fixed rate PPP commercial loans. The average balance of PPP loans was $557.3 million for the three months ended September 30, 2020 and makes up a majority of the loan growth relative to the comparable periods. In addition, investment securities increased by $22.7 million. The earning asset growth was funded through deposit growth as well as an increase in borrowings. Average noninterest bearing demand deposits increased by $440.3 million while average interest bearing deposits increased by $29.6 million and average borrowings increased by $47.3 million.

The tax equivalent net interest margin was 3.05% for the third quarter of 2020 compared to 3.38% during the third quarter of 2019. The yield on earning assets totaled 3.51% during the third quarter of 2020 compared to 4.67% in the same period of 2019, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.46% during the third quarter of 2020 compared to 1.29% in the same period of 2019. Additionally, the Company’s net interest margin was negatively impacted by 12 basis points during the third quarter of 2020 due to the lower yield on PPP loans, and net interest margin excluding PPP loans was 3.17% during the period and during the second quarter of 2020. Earning asset yields and cost of funds each declined by 11 basis points during the third quarter of 2020.

Provision for Loan Losses

The Company elected to delay the adoption of FASB’s new rule covering the Current Expected Credit Loss (“CECL”) standard as permitted by the CARES Act. The Company expects to adopt CECL on the earlier of the termination of the national emergency declaration, or December 31, 2020, whichever comes first, with an effective date of January 1, 2020.

Under the incurred loan loss methodology, the Company recorded provisions for loan loss expense of $13.9 million and $1.8 million in the nine month and three month periods ended September 30, 2020, respectively, compared to a provisions of $3.0 million and $1.0 million during the comparable periods of 2019, respectively. Net charge-offs were $3.8 million and $22,000 in the nine month and three month periods ended September 30, 2020, respectively, compared to net charge-offs of $810,000 and $936,000 during the comparable periods of 2019, respectively. The net charge off activity in 2020 was driven primarily by one commercial manufacturing borrower that was on nonaccrual status and had a loan loss reserve allocation of $4.2 million as of December 31, 2019. The $3.7 million charge-off was due to the restructuring of this relationship during the first quarter of 2020. The primary factor impacting management’s decision to record a higher provision in the nine month and three month periods of 2020 was the potential negative impact to the Company’s borrowers as a result of the economic conditions resulting from the COVID-19 pandemic. Some of the Company’s commercial loan customers have been forced to temporarily suspend or reduce operations and some of the Company’s retail customers are currently without a paycheck, which impairs their abilities to make debt payments. As a result, the Company has granted loan deferrals to customers which peaked on June 17, 2020 at $737 million or 16% of the loan portfolio. As of September 30, 2020, COVID-19 loan deferrals have declined and represent 4% of commercial loans and 1% of retail loans. As of October 21, 2020, total deferrals attributable to COVID-19 were $110 million, representing 63 borrowers, or 2% of the total loan portfolio. Total deferrals as of October 21, 2020 represented a decline in deferral balances of 85% from the peak levels. Of the $110 million, 37 borrowers were commercial loan borrowers representing $107 million in loans, or 3% of total commercial loans and 26 borrowers were retail loan borrowers representing $3 million, or 1% of total retail loans In accordance with provisions of the CARES Act as well as the interagency guidance, loan deferrals granted to our customers that have been made as a result of the impact of COVID-19 and who were not past due are not considered troubled debt restructurings and are therefore not included in the troubled debt restructurings totals as of September 30, 2020. See “Note 4 – Allowance for Loan Losses and Credit Quality.” All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cashflows are collectable at this time.

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

Noninterest Income

Noninterest income categories for the nine-month and three-month periods ended September 30, 2020 and 2019 are shown in the following tables:

	Nine Months Ended
	September 30,
			Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Wealth advisory fees	$5,594	$5,002	$592	11.8%
Investment brokerage fees	1,148	1,300	(152)	(11.7)
Service charges on deposit accounts	7,452	12,791	(5,339)	(41.7)
Loan and service fees	7,470	7,403	67	0.9
Merchant card fee income	1,933	1,982	(49)	(2.5)
Bank owned life insurance	1,476	1,246	230	18.5
Interest rate swap fee income	4,105	847	3,258	384.7
Mortgage banking income	2,945	1,256	1,689	134.5
Net securities gains	363	94	269	286.2
Other income	2,575	1,957	618	31.6
Total noninterest income	$35,061	$33,878	$1,183	3.5%
Noninterest income to total revenue	22.86%	22.58%

	Three Months Ended
	September 30,
			Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Wealth advisory fees	$1,930	$1,736	$194	11.2%
Investment brokerage fees	421	386	35	9.1
Service charges on deposit accounts	2,491	3,654	(1,163)	(31.8)
Loan and service fees	2,637	2,518	119	4.7
Merchant card fee income	670	690	(20)	(2.9)
Bank owned life insurance	932	515	417	81.0
Interest rate swap fee income	2,143	77	2,066	2,683.1
Mortgage banking income	1,005	636	369	58.0
Net securities gains	314	6	308	5,133.3
Other income	572	547	25	4.6
Total noninterest income	$13,115	$10,765	$2,350	21.8%
Noninterest income to total revenue	24.73%	21.40%

The Company’s noninterest income increased $1.2 million, or 3.5%, to $35.1 million for the nine months ended September 30, 2020 compared to $33.9 million in the prior year period. Noninterest income was positively impacted by a $3.3 million increase, or 384.7% growth, in swap fee income generated from commercial lending transactions, a $1.7 million increase, or 134.5% growth, in mortgage banking income, and a $592,000 increase, or 11.8% growth, in wealth management fees over the corresponding prior year period. The credit valuation adjustments on interest rate swaps, which is included in other income, increased noninterest income by $1.2 million in the nine months ended September 30, 2020 compared to the corresponding prior year period. Noninterest income was negatively impacted by a $5.3 million, or 41.7%, decrease in service charges on deposit accounts. Service charges on deposit accounts for the nine months ended September 30, 2019 included $4.5 million of fees from a former commercial customer.

The Company’s noninterest income increased $2.4 million, or 21.8%, to $13.1 million for the third quarter of 2020 compared to $10.8 million for the third quarter of 2019. Noninterest income was positively impacted by a $2.1 million increase in interest rate swap fee income, a $369,000 increase, or 58.0% growth, in mortgage banking income and a $194,000 increase, or 11.2% growth, in wealth management fees over the prior year third quarter. Bank owned life insurance income increased $417,000, or 81.0%, primarily due to a variable bank owned life insurance product that contains equity based investments. Net securities gains increased $308,000 due to repositioning of the available-for-sale securities portfolio. Offsetting these increases were decreases of $1.2 million, or 31.8%, in service charges on deposit accounts driven by lower treasury management fees and lower transaction-based fees. Overdraft fee income declined by $344,000, or 36%, during the third quarter as compared to the prior year third quarter, which is included in service charges on deposit accounts.

Future noninterest income may continue to be impacted due to the effects of the COVID-19 pandemic, and the scope of any future governmental policy responses. For example, reduced economic activity may result in lower merchant card fee income and lower interchange revenue that is reported in services charges on deposits accounts and loan and service fees.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2020 and 2019 are shown in the following tables:

	Nine Months Ended
	September 30,
			Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$35,696	$36,539	$(843)	(2.3)%
Net occupancy expense	4,336	4,000	336	8.4
Equipment costs	4,216	4,143	73	1.8
Data processing fees and supplies	8,736	7,619	1,117	14.7
Corporate and business development	2,324	3,376	(1,052)	(31.2)
FDIC insurance and other regulatory fees	1,224	566	658	116.3
Professional fees	3,506	3,487	19	0.5
Other expense	6,255	7,572	(1,317)	(17.4)
Total noninterest expense	$66,293	$67,302	$(1,009)	(1.5)%

	Three Months Ended
	September 30,
			Dollar	Percent
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$12,706	$12,478	$228	1.8%
Net occupancy expense	1,404	1,351	53	3.9
Equipment costs	1,369	1,385	(16)	(1.2)
Data processing fees and supplies	3,025	2,620	405	15.5
Corporate and business development	586	999	(413)	(41.3)
FDIC insurance and other regulatory fees	554	(249)	803	322.5
Professional fees	1,306	1,479	(173)	(11.7)
Other expense	2,175	2,674	(499)	(18.7)
Total noninterest expense	$23,125	$22,737	$388	1.7%

The Company’s noninterest expense decreased by $1.0 million, or 1.5%, to $66.3 million in the first nine months of 2020 compared to $67.3 million in the corresponding prior year period. The decrease was driven by corporate and business development, which decreased $1.1 million, or 31.2%, due to reduced business development and training expense. Salaries and employee benefits decreased by $843,000, or 2.3%, primarily due to lower incentive-based compensation expense. Offsetting the decreases were increases of $1.1 million, or 14.7%, in data processing fees and supplies. In addition, FDIC insurance and other regulatory fees increased $658,000, or 116.3%, as insurance assessment credits have expired.

The Company’s noninterest expense increased $388,000, or 1.7%, to $23.1 million in the third quarter of 2020, compared to $22.7 million in the third quarter of 2019. FDIC insurance and regulatory fees increased $803,000 as all FDIC deposit insurance credits due the Company were received by the end of the first quarter of 2020. Data processing fees increased $405,000, or 15.5%, driven by the Company’s continued investment in customer focused, technology-based solutions and ongoing cybersecurity and data management enhancements. Offsetting these increases were decreases in corporate and business development of $413,000, or 41.3%, due to reduced business development and training expense, which is deemed temporary due to the pandemic.

The Company’s efficiency ratio was 43.6% for the third quarter of 2020, compared to 45.2% for the third quarter of 2019 and 41.6% for the linked second quarter of 2020. The company’s efficiency ratio was 43.2% for the nine months ended September 30, 2020 compared to 44.9% in the prior year period due to revenue growth outpacing expense growth during 2020.

As previously disclosed, in the third quarter of 2019 the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The client subsequently filed a bankruptcy case, captioned In re Interlogic Outsourcing, Inc. et al., which is pending in the United States Bankruptcy Court for the Western District of Michigan. The Bank and the other banks are currently subject to document and information requests in the bankruptcy case, and various parties in the bankruptcy case have threatened to bring claims against the Bank and other banks. Based on current information, the Company has determined that a loss is neither probable nor estimable at this time, and the Bank intends to vigorously defend itself if any claim is filed.

Future noninterest expense may continue to be reduced due to the COVID-19 pandemic. For example, continued protracted economic inactivity may reduce balance sheet growth and resulting revenue growth which could decrease the amount the Company pays in incentive-based compensation. In addition, elevated provision expense may reduce net income and diluted earnings per share, another key performance metric that impacts the incentive-based compensation targets.

The Company’s income tax expense decreased $1.4 million and increased $258,000, respectively, in the nine-month and three-month periods ended September 30, 2020 compared to the same periods in 2019. The effective tax rate was 18.4% and 19.1%, respectively, in the nine-month and three-month periods ended September 30, 2020, compared to 18.7% and 19.3% for the comparable periods of 2019. The year-to-date effective tax rate for 2020 decreased as compared to the prior year period primarily due a lower state tax rate as well as a higher percentage of income being derived from tax-advantaged sources.

FINANCIAL CONDITION

Overview

Total assets of the Company were $5.551 billion as of September 30, 2020, an increase of $604.4 million, or 12.2%, when compared to $4.947 billion as of December 31, 2019. This increase was primarily due to a $524.1 million, or 12.9%, increase in gross loans, offset by an increase in the allowance for loan losses of $10.1 million, or 19.9%. In addition, the balance sheet increased due to growth in securities available-for-sale to $644.0 million at September 30, 2020 from $608.2 million at December 31, 2019, an increase of $29.7 million, or 29.9%, in cash and cash equivalents to $129.1 million at September 30, 2020 from $99.4 million at December 31, 2019 and an increase of $15.2 million, or 37.0%, in other assets driven by higher valuations on the Company’s swap portfolio. Total deposits increased $634.1 million, or 15.3%, while total borrowings decreased by $84.5 million, or 49.7%. The increase in deposits was primarily driven by growth in core deposits of $718.0 million offset by a decrease in wholesale funding of $83.8 million. Core deposits were $4.738 billion as of September 30, 2020 compared to $4.020 billion as of December 31, 2019, an increase of $718.0 million, or 17.9%. Loan growth was driven by Paycheck Protection Program (PPP) loans originated primarily during the second quarter of 2020. The outstanding balance of PPP loans at September 30, 2020, was $557.9 million. Loans excluding PPP loans decreased by $33.8 million, or -0.8%, from $4.07 billion at December 31, 2019 to $4.03 billion at September 30, 2020. Additionally, commercial deposits increased by $527.8 million, or 41.4%, to $1.804 billion at September 30, 2020 compared to $1.276 billion at December 31, 2019. The increase in commercial and retail core deposits has resulted from proceeds from the PPP loan program, federal stimulus payments made to individuals and an increase in the savings rate during the pandemic.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents increased by $29.7 million, or 29.9% to $129.1 million at September 30, 2020, from $99.4 million at December 31, 2019. Cash and cash equivalents at September 30, 2020 reflect larger items in the process of clearing such as public funds checks outstanding for matured certificates of deposit which were distributed in the form of checks and cash letter deposits in transit. Short-term investments include cash on deposit that earn interest such as excess liquidity maintained at the Federal Reserve Bank. Cash and cash equivalents balances will vary depending on the cyclical nature of the bank’s liquidity position.

Investment Portfolio

The amortized cost and the fair value of securities as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S government sponsored agencies	$10,000	$10,026	$0	$0
Mortgage-backed securities: residential	238,062	248,266	283,817	288,181
Mortgage-backed securities: commercial	38,026	39,161	36,712	36,972
State and municipal securities	324,237	346,581	270,480	283,080
Total	$610,325	$644,034	$591,009	$608,233

At September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the investment portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for other-than-temporary impairment.

Purchases of securities available-for-sale totaled $89.9 million in the first nine months of 2020. The purchases consisted primarily of state and municipal securities and purchases of mortgage-backed securities issued by government sponsored entities. Paydowns from prepayments and scheduled payments of $63.0 million were received in the first nine months of 2020, and the amortization of premiums, net of the accretion of discounts, was $3.0 million. The increase in net amortization expense from the prior year is being driven by increased prepayment speeds given the current rate environment and prior period levels were elevated due to the adoption of ASU 2017-08. Maturities and calls of securities totaled $6.3 million in the first nine months of 2020. Sales of securities totaled $6.4 million in the first nine months of 2020. No other-than-temporary impairment was recognized in the first nine months of 2020.

Purchases of securities available for sale totaled $91.7 million in the first nine months of 2019. The purchases consisted primarily of state and municipal securities and purchases of mortgage-backed securities issued by government sponsored entities. Paydowns from prepayments and scheduled payments of $37.0 million were received in the first nine months of 2019, and the amortization of premiums, net of the accretion of discounts, was $2.9 million. Sales of securities totaled $38.5 million in the first nine months of 2019. Maturities and calls of securities totaled $14.0 million in the first nine months of 2019. No other-than-temporary impairment was recognized in the first nine months of 2019.

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

Real Estate Mortgage Loans Held-for-Sale

Real estate mortgage loans held-for-sale increased by $5.6 million, or 123.0%, to $10.1 million at September 30, 2020, from $4.5 million at December 31, 2019. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $90.6 million in the first nine months of 2020 compared to $39.0 million in the first nine months of 2019. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $359.7 million and $337.9 million, respectively, as of September 30, 2020 and December 31, 2019.

Loan Portfolio

The loan portfolio by portfolio segment as of September 30, 2020 and December 31, 2019 is summarized as follows:

					Current
	September 30,		December 31,		Period
(dollars in thousands)	2020		2019		Change
Commercial and industrial loans	$1,849,413	40.2%	$1,426,868	35.1%	$422,545
Commercial real estate and multi-family residential loans	1,860,308	40.4	1,673,322	41.1	186,986
Agri-business and agricultural loans	338,154	7.3	379,531	9.3	(41,377)
Other commercial loans	97,533	2.1	112,302	2.8	(14,769)
Consumer 1-4 family mortgage loans	352,550	7.7	376,745	9.3	(24,195)
Other consumer loans	105,285	2.3	98,617	2.4	6,668
Subtotal, gross loans	4,603,243	100.0%	4,067,385	100.0%	535,858
Less: Allowance for loan losses	(60,747)		(50,652)		(10,095)
Net deferred loan fees	(13,319)		(1,557)		(11,762)
Loans, net	$4,529,177		$4,015,176		$514,001

Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $535.9 million to $4.603 billion at September 30, 2020 from $4.067 billion at December 31, 2019. The increase was concentrated in the commercial real estate and commercial and industrial categories and was driven by $570.5 million in loans originated under the PPP, with $557.9 million of the PPP loans remaining outstanding at September 30, 2020. We anticipate that the portion of our loan portfolio attributable to PPP loans will continue to decline in future quarters, as borrowers avail themselves of loan forgiveness opportunities under the PPP. Total loans excluding PPP loans increased by $8.9 million, as of September 30, 2020 as compared to September 30, 2019. On a linked quarter basis, total loans excluding PPP loans were $4.0 billion, an increase of $96.2 million, or 2%, as of September 30, 2020 as compared to the second quarter of 2020. The balance of net deferred loans fees attributable to PPP loans was $11.5 million as of September 30, 2020.

The following table summarizes the Company’s non-performing assets as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual loans including nonaccrual troubled debt restructured loans	$13,478	$18,675
Loans past due over 90 days and still accruing	19	45
Total nonperforming loans	$13,497	$18,720
Other real estate owned	316	316
Repossessions	0	0
Total nonperforming assets	$13,813	$19,036

Impaired loans including troubled debt restructurings	$22,484	$27,763

Nonperforming loans to total loans	0.29%	0.46%
Nonperforming assets to total assets	0.25%	0.38%

Performing troubled debt restructured loans	$5,658	$5,909
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	6,547	3,188
Total troubled debt restructured loans	$12,205	$9,097

Total nonperforming assets decreased by $5.2 million, or 27.4%, to $13.8 million during the nine-month period ended September 30, 2020. The ratio of nonperforming assets to total assets at September 30, 2020 decreased from 0.38% at December 31, 2019 to 0.25% at September 30, 2020. The decrease in nonperforming assets was primarily due to a $3.7 million charge-off taken on a single commercial manufacturing borrower during the first quarter of 2020.

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

Total impaired loans decreased by $5.3 million, or 19.0%, to $22.5 million at September 30, 2020 from $27.8 million at December 31, 2019. The decrease in the impaired loans category was primarily due to the $3.7 million charge-off on the single commercial relationship that was on nonaccrual status as of December 31, 2019.

As a result of the COVID-19 pandemic, we anticipate that our commercial, commercial real estate, residential and consumer borrowers may continue to encounter economic difficulties, which could lead to increases in our levels of nonperforming assets, impaired loans and troubled debt restructurings in future periods.

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

At September 30, 2020, the allowance for loan losses was 1.32% of total loans outstanding, versus 1.25% of total loans outstanding at December 31, 2019. The allowance for loan losses was 1.51% of total loans outstanding, excluding PPP loans of $557.9 million, as of September 30, 2020. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for loan losses calculation. At September 30, 2020, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions fail to recover or continue to deteriorate due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of September 30, 2020, based on management’s review of the loan portfolio, the Company had 97 credits totaling $221.3 million on the classified loan list versus 103 credits totaling $181.2 million on December 31, 2019. The increase in classified loans for the first nine months of 2020 resulted primarily from three commercial borrowers recorded on the non-impaired portion of the watchlist. As of September 30, 2020, the Company had $168.7 million of assets classified as Special Mention, $52.7 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $96.6 million, $84.6 million, $0 and $0, respectively, at December 31, 2019.

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

The allowance for loan losses increased 19.9%, or $10.1 million, from $50.7 million at December 31, 2019 to $60.7 million at September 30, 2020. Pooled loan allocations increased from $40.3 million at December 31, 2019 to $52.7 million at September 30, 2020, which was primarily due to management’s view of current credit quality, the current economic environment, the impacts of COVID-19 and loan growth. Impaired loan allocations were $8.0 million at September 30, 2020 and $10.4 million at December 31, 2019. The unallocated component of the allowance for loan losses was $3.2 million at September 30, 2020 and $2.3 million at December 31, 2019. The Company believes that the unallocated component is appropriate given the high level of uncertainty that exists regarding near term economic conditions. The unallocated component of the allowance for loan losses incorporates the Company’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends and trends in the composition of the Company’s large commercial loan portfolio and related large dollar exposures to individual borrowers.

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

Total loans declined by $33.8 million for the first nine months of 2020, excluding the $557.9 million in PPP loans. On a linked quarter basis, total loans excluding PPP loans were $4.0 billion, an increase of $96.2 million, or 2%, as of September 30, 2020 as compared to the second quarter of 2020. Prior to the pandemic, economic conditions in the Company’s markets were stable. During the last six months some industries have performed well during the pandemic, while others have not. The Company is monitoring industries and borrowers impacted by the pandemic as discussed. Watch list loans are $40.1 million higher at $221.3 million compared to $181.2 million at December 31, 2019, which represents 4.82% of total loans at September 30, 2020 compared to 4.43% at December 31, 2019. When excluding PPP loans of $557.9 million as of September 30, 2020, watch list loans were 5.49% of total loans. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for loan losses calculation. Total impaired and watch list loans increased by $17.5 million, or 8.6%, to $221.3 million at September 30, 2020 versus $203.8 million as of September 30, 2019. On a linked quarter basis, total impaired and watch list loans increased by $13.1 million, or 6.3%, from $208.2 million at June 30, 2020. The increase in total impaired and watch list loans was due primarily to an increase in non-impaired watch list credits. Impaired watch list loans decreased by $5.6 million, or 19.9%, to $22.5 million at September 30, 2020 versus September 30, 2019. On a linked quarter basis, impaired watch list loans decreased by $1.5 million, or 6.3%, from $24.0 million at June 30, 2020. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative position in loan work-out situations.

As of September 30, 2020, total deferrals attributed to COVID-19 were $158.4 million representing 102 borrowers. This represented 3.4% of the total loan portfolio. Of that total 71 were commercial loan borrowers representing $155.1 million in loans, or 3.7%, of commercial loans and 31 were retail loan borrowers representing $3.3 million, or 0.9%, of total retail loans.

A summary of loan deferrals, by loan segment, as of September 30, 2020 is as follows:

(dollars in thousands)	Borrowers		Balance
CRE - Nonowner Occupied	16	13.7%	$69,219	43.7%
Commercial and industrial loans	32	27.3	36,944	23.3
CRE - Owner Occupied	24	20.5	33,588	21.2
CRE - Construction	2	1.7	6,299	4.0
Other commercial loans	3	2.6	5,119	3.2
Residential mortgage	28	23.9	4,533	2.9
Installment - other consumer	6	5.1	1,627	1.0
Agri-business and agricultural loans	1	0.9	346	0.2
Other consumer loans	5	4.3	755	0.5
Total*	117	100.0%	$158,430	100.0%

*    The number of borrowers in the table is higher due to one single borrower impacting multiple loan segments.

As of September 30, 2020, 77 borrowers with loans outstanding of $117 million were in their second deferral period, most of which were additional 90 day deferrals. Additionally, 12 borrowers with loans outstanding of $26 million were in their third deferral period. Two borrowers represented 84% of the third deferral population and were commercial real estate non-owner occupied loans supported by adequate collateral and personal guarantors and consist primarily of loans to the hotel and accommodation industry.

Sources of Funds

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the nine months ended September 30, 2020 and 2019 are summarized in the following table:

	Nine months ended September 30,
	2020		2019
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,252,112	0.00%	$923,253	0.00%
Savings and transaction accounts:
Savings deposits	260,668	0.08	241,322	0.11
Interest bearing demand deposits	1,796,270	0.57	1,636,757	1.65
Time deposits:
Deposits of $100,000 or more	969,362	1.78	1,142,633	2.31
Other time deposits	268,485	1.78	276,283	1.89
Total deposits	$4,546,897	0.71%	$4,220,248	1.40%
FHLB advances and other borrowings	98,489	0.85	111,771	3.11
Total funding sources	$4,645,386	0.72%	$4,332,019	1.44%

Deposits and Borrowings

As of September 30, 2020, total deposits increased by $634.1 million, or 15.3%, from December 31, 2019. Core deposits increased by $718.0 million to $4.738 billion as of September 30, 2020 from $4.020 billion as of December 31, 2019. Total brokered deposits were $29.7 million at September 30, 2020 compared to $113.5 million at December 31, 2019 reflecting an $83.8 million decrease during the first nine months of 2020. PPP loan proceeds to borrowers impacted the increase in deposits during 2020 as loan proceeds were deposited into borrower checking and savings accounts at the Bank.

Since December 31, 2019, the change in core deposits was comprised of increases in commercial deposits of $527.8 million, retail deposits of $105.1 million and public funds deposits of $85.0 million. Total public funds deposits, including public funds transaction accounts, were $1.212 billion at September 30, 2020 and $1.127 billion at December 31, 2019.

The following table summarizes deposit composition at September 30, 2020 and December 31, 2019:

			Current
	September 30,	December 31,	Period
(dollars in thousands)	2020	2019	Change
Retail	$1,722,248	$1,617,133	$105,115
Commercial	1,803,872	1,276,048	527,824
Public funds	1,212,131	1,127,111	85,020
Core deposits	$4,738,251	$4,020,292	$717,959
Brokered deposits	29,703	113,527	(83,824)
Total deposits	$4,767,954	$4,133,819	$634,135

Total borrowings decreased by $84.5 million, or 49.7%, from December 31, 2019, primarily due to FHLB advance net repayments of $95.0 million. The Company also drew $10.5 million on its holding company line of credit with a correspondent bank during the first quarter of 2020 to repurchase Company stock. The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily used for loan and investment securities growth. Additionally, management has completed the actions required to activate participation in the Federal Reserve Bank’s Paycheck Protection Program Lending Facility (PPPLF); however, there were no PPP loans pledged to the PPPLF as of September 30, 2020. Management anticipates that the Company’s deposit balances may fluctuate more than usual during the remainder of 2020 due to the impact of PPP loan fundings, which are made to PPP loan recipient deposit accounts. In addition, there will be fluctuations due to IRS stimulus payments direct deposited into the accounts of retail customers. The timing and use of these funds in addition to draws on unfunded commitments could impact our need to borrow throughout the year.

Capital

As of September 30, 2020, total stockholders’ equity was $636.8 million, an increase of $38.7 million, or 6.5%, from $598.0 million at December 31, 2019. In addition to net income of $59.7 million, other increases in equity during the first nine months of 2020 included a $13.2 million increase in accumulated other comprehensive income component of equity, which was primarily driven by a net increase in the fair value of available-for-sale securities. Offsetting the increases to stockholders’ equity were decreases due to the repurchase of 289,101 common shares for $10.0 million under the share repurchase plan, dividends declared and paid in the amount of $23.0 million and $2.0 million in stock activity under equity compensation plans.

During the first quarter of 2020, the Company repurchased 289,101 shares of its common stock for $10 million at a weighted average price per share of $34.63. Share repurchases under the repurchase plan were suspended in March with $20 million of authorization remaining available under the plan. No shares were repurchased under the plan during the second or third quarters of 2020. The Company continues to evaluate the share repurchase program pursuant to its previously established criteria for execution.

The impact on equity by other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of September 30, 2020, the Company's capital levels remained characterized as “well-capitalized” under the new rules.

The actual capital amounts and ratios of the Company and the Bank as of September 30, 2020 and December 31, 2019, are presented in the table below. Capital ratios for September 30, 2020 are preliminary until Call Report and FR Y-9C are filed.

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$662,267	14.90%	$355,578	8.00%	$466,696	N/A	N/A	N/A
Bank	$658,231	14.84%	$355,578	8.00%	$465,646	10.50%	$443,472	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$606,555	13.65%	$266,683	6.00%	$377,801	N/A	N/A	N/A
Bank	$602,642	13.59%	$266,083	6.00%	$376,951	8.50%	$354,778	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$606,555	13.65%	$200,012	4.50%	$311,130	N/A	N/A	N/A
Bank	$602,642	13.59%	$199,562	4.50%	$310,430	7.00%	$288,257	6.50%
Tier I Capital (to Average Assets)
Consolidated	$606,555	11.07%	$219,246	4.00%	$219,246	N/A	N/A	N/A
Bank	$602,642	11.02%	$218,751	4.00%	$218,751	4.00%	$273,439	5.00%

As of December 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$631,723	14.36%	$351,894	8.00%	$461,862	N/A	N/A	N/A
Bank	$616,386	14.04%	$351,227	8.00%	$460,985	10.500%	$439,034	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$580,982	13.21%	$263,921	6.00%	$373,887	N/A	N/A	N/A
Bank	$565,645	12.88%	$263,420	6.00%	$373,179	8.500%	$351,227	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$580,982	13.21%	$197,941	4.50%	$307,908	N/A	N/A	N/A
Bank	$565,645	12.88%	$197,565	4.50%	$307,324	7.000%	$285,372	6.50%
Tier I Capital (to Average Assets)
Consolidated	$580,982	11.67%	$199,099	4.00%	$199,099	N/A	N/A	N/A
Bank	$565,645	11.43%	$197,923	4.00%	$197,923	4.00%	$247,404	5.00%

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:

●	the effects of the COVID-19 pandemic, including its effects on our customers, local economic conditions, our operations and vendors, and the responses of federal, state and local governmental authorities;
●	the effects of future economic, business and market conditions and changes, both domestic and foreign, including the effects of federal trade policies;
●	governmental monetary and fiscal policies and the impact the upcoming election will have on these;
●	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
●	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
●	the anticipated phase out of LIBOR by the end of 2021 and establishment of a new reference rate
●	changes in borrowers’ credit risks and payment behaviors;
●	changes in the availability and cost of credit and capital in the financial markets;
●	the effects of disruption and volatility in capital markets on the value of our investment portfolio;
●	cyber-security risks and or cyber-security damage that could result from attacks on the Company’s or third-party service providers networks or data of the Company;
●	changes in the prices, values and sales volumes of residential and commercial real estate;
●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
●	changes in technology or products that may be more difficult or costly, or less effective than anticipated;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;
●	the risk of trade policy and tariffs could impact loan demand from the manufacturing sector;
●	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible loan losses, our analysis of our capital position and other estimates;
●	changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
●	changes in accounting policies, rules and practices, including as a result of implementation of CECL;
●	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
●	the effects of any employee or customer fraud; and

●	the risks noted in the Risk Factors discussed under Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the months ended March 31, 2020 and June 30, 2020, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC.

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

Interest rate scenarios for the base, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at September 30, 2020. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

		Falling	Rising	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(25 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
Net interest income	$166,827	$164,697	$168,770	$170,737	$175,133	$183,325	$191,945
Variance from Base		$(2,130)	$1,943	$3,910	$8,306	$16,498	$25,118
Percent of change from Base		(1.28)%	1.16%	2.34%	4.98%	9.89%	15.06%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2020, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company’s Form 10-K for the year ended December 31, 2019, except as set forth below. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

The outbreak of Coronavirus Disease 2019 (“COVID-19”) is having an adverse impact on our business and results of operations, and could have an adverse impact on our financial condition or capital levels, any of which could be material.

The spread of COVID-19 has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally, including a general curtailment of business activity and increased levels of unemployment in our Indiana markets. We expect this impact could worsen and last for a significant and indeterminate period. These developments have adversely affected our business and results of operations, and we believe they could adversely impact our financial condition and capital levels, the amounts of which cannot be determined and could be material. In particular, certain of our borrowers and depositors are in or have exposure to industries, such as hotel and accommodations, dairy, education, entertainment and recreation, and full-service restaurants, that have reduced or suspended operations. Any continued decrease in economic activity as a result of COVID-19 could have a negative adverse impact on certain of our borrowers and their financial condition, which could impact their ability to meet their financial obligations and could result in elevated levels of delinquencies, defaults, foreclosures and loan losses. See “Note 11 – COVID-19 and Current Economic Conditions” for additional information.

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

The pandemic has also increased our exposure to related business risks, including the following:

●	We have had to modify our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners. The effects of these changes on our business are uncertain and difficult to quantify, but could include decreased efficiency, lower growth and increased risks of fraud.
●	Demand for our products and services may decline, and we may determine that we are not able to prudently grow our loan portfolio.
●	If the economic downturn or elevated levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased provisions for credit losses and charge-offs and reduced income.
●	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
●	As a result of the decline in the Federal Reserve’s target federal funds rate to near 0% (or possibly below 0% in the future), the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and reducing net income.

●	Federal and state taxes may increase, including as a result of the effects of the pandemic on governmental budgets, which could reduce our net income.
●	FDIC premiums could increase if the agency experiences additional resolution costs.

In addition, we depend upon the management skills of our executive officers and directors. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

We may experience increases to, and volatility in, the balance of the allowance for credit losses and related provision expense due to the adoption of the current expected credit losses (“CECL”) methodology.

As permitted by the CARES Act, we have delayed adoption of CECL until the earlier of the termination date of the national emergency declared by President Trump under the National Emergencies Act on March 31, 2020, related to the outbreak of COVID-19, and December 31, 2020. Once the delay provision is terminated, adoption will be retroactive to January 1, 2020 and the Company’s day one adjustment to the allowance for credit losses is expected to be an increase of $7.67 million with an offset, net of taxes, to stockholders’ equity. We will then true up provision expense in the fourth quarter as if CECL had been adopted for the full year.

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

Share repurchases under the repurchase plan were suspended in March with $20 million of authorization remaining available under the plan. No shares were repurchased under the plan during the third quarter of 2020. The Company continues to evaluate the share repurchase program pursuant to its previously established criteria for execution.

The following table provides information as of September 30, 2020 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased(a)	Paid per Share	Programs	Programs
July 1-31	3,492	$45.11	0	$19,988,273
August 1-31	1,217	44.83	0	19,988,273
September 1-30	0	0	0	19,988,273
Total	4,709	$45.03	0	$19,988,273
(a)	The shares purchased during July and August were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2020 and September 30, 2019; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2020 and September 30, 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months and nine months ended September 30, 2020 and September 30, 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: October 28, 2020	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: October 28, 2020	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: October 28, 2020	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)