Form 10-K
period 2020-12-31
LAKELAND FINANCIAL CORP
filed 2021-02-23
CIK 721994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐  No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,111,392,010.

Number of shares of common stock outstanding at February 17, 2021: 25,289,469

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 13, 2021 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION

Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

The Company

Lakeland Financial Corporation (“Lakeland Financial”), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly owned subsidiary Lake City Bank (the “Bank” and together with Lakeland Financial, the “Company”), a broad array of financial products and services throughout its Northern and Central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a wide variety of industries including, among others, commercial real estate, manufacturing, agriculture, construction, retail, wholesale, finance and insurance, accommodation and food services and health care. The Company’s customer base is similarly diverse. The Company is not dependent upon any single industry or customer. At December 31, 2020, Lakeland Financial had consolidated total assets of $5.8 billion and was the sixth largest independent bank holding company headquartered in the State of Indiana.

Company’s Business. Lakeland Financial is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. Lakeland Financial owns all of the outstanding stock of the Bank, a full-service commercial bank organized under Indiana law. Lakeland Financial conducts no business except that which is incident to its ownership of the outstanding stock of the Bank and the operation of the Bank. Although Lakeland Financial is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Lakeland Financial are required to act as a source of financial strength for their subsidiary banks. The principal source of Lakeland Financial’s income is dividends from the Bank. There are certain regulatory restrictions on the extent to which subsidiary banks can pay dividends or otherwise supply funds to their holding companies. See “Supervision and Regulation of the Company” below for further discussion of these matters. Lakeland Financial’s executive offices are located at 202 East Center Street, Warsaw, Indiana 46580, and its telephone number is (574) 267-6144.

Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2020, the Bank had 50 offices in fifteen counties, including 44 offices in northern Indiana and six offices in central Indiana, in the Indianapolis market. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent provided under federal law and FDIC regulations. The Bank’s activities cover all traditional facets of commercial banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, and wealth advisory, trust and brokerage services.

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

Expansion Strategy. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 50 offices in fifteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to

$5.8 billion, a compound annual growth rate of 11%. Mergers and acquisitions have not played a role in this growth as the Company’s expansion strategy has been driven by organic growth. The Company has opened six de novo branches in the past six years and plans to continue expansion in the Indianapolis and Elkhart markets.

Over the past twenty years, the Company has primarily targeted growth in the larger cities located in Northern Indiana and the Indianapolis market in Central Indiana. The Company believes these areas offer above average growth potential with attractive demographics and potential for commercial lending and deposit gathering opportunities. The Company considers expanding into a market when the Company believes that market would be receptive to its strategic plan to deliver broad-based financial services to businesses with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management and staff with a similar philosophy in order to provide a basis for success.

Competition. The financial services industry is highly competitive. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. Our competitors include national, regional and community banks, e-commerce and other Fintech or nonbanking companies offering financial services, as well as thrifts, credit unions, farm credit services, finance companies, personal loan companies, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers and mutual fund companies. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.

Human Capital. Lake City Bank is committed to being the acknowledged and recognized leader in Indiana Community Banking. We achieve this mission only through the hard work and dedication of our employees. The Lake City Bank team is 629 people strong, including 573 full-time, 42 part-time, and 14 seasonal/temporary employees as of December 31, 2020.

Lake City Bank is committed to social and governance responsibility, and in 2020, the management team added “inclusivity” as the eighth core value defining our organizational culture. The Bank’s employee Code of Conduct supports diversity and inclusion efforts in our workplace, and we established a Diversity and Inclusion Task Force to develop and promote initiatives throughout the corporation. Seventy-five percent of our employees identify as women or people of color. At present, women comprise 58% of the Bank’s officers, 33% (9 of 27 members) of Senior Leadership Council (which includes those with the title of “Senior Vice President” and above) and 44% (4 of 9 members) of the executive Management Committee. Additionally, two of our 13 board members identify as women or people of color.

A positive workplace culture is vital to Lake City Bank's success. By supporting, respecting, engaging, and appreciating employees, Lake City Bank has built a team well-equipped to show the same commitment to its customers. Building and strengthening this positive workplace culture starts with Lake City University. Founded in 1999, Lake City University is dedicated to helping employees thrive professionally and personally. In 2020, Lake City Bank employees averaged 19.64 hours per employee of instruction through the University. From courses to improve technical skills, product knowledge, and customer service to classes focused on an employee's wellbeing, like personal financial planning and benefits education, Lake City University supports and promotes the personal and professional growth of all Lake City Bank employees.

In 2020, the COVID-19 pandemic required that most of Lake City University's training transition to a virtual environment. That transition proved successful, and while we all look forward to working together in person soon, employee and customer safety has been and must continue to be a top priority. Lake City Bank has been intentional about ensuring compliance with all federal, state, and local recommendations related to COVID-19 throughout the pandemic. The bank's efforts ranged from providing multiple high-quality masks to employees, to implementing limited lobby policies, expanding paid leave options, installing hand sanitizers at entrances and many other initiatives. While the pandemic has proved challenging, Lake City Bank's strong culture persists and ensures we do not waiver from our mission.

In addition to the substantial investment in employee professional development, Lake City Bank's benefit and compensation programs are designed to ensure we recruit and retain top talent. With less than 12% turnover during 2020, we believe those efforts have proven effective. Lake City Bank offers employees a comprehensive health benefits package, provides a 401(k) match of up to 6% of an employee's salary to encourage retirement savings, and structures its bonus program for officers to create meaningful performance-based incentives. These programs, combined with an intentional focus to create a positive, values-based culture ensures the Lake City Bank team will continue as the acknowledged and recognized leader in Indiana Community Banking.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:

●	the effects of future economic, business and market conditions and changes, both domestic and foreign;
●	the effects of the COVID-19 pandemic, including its effects on our customers, local economic conditions, our operations and vendors, and the responses of federal, state and local governmental authorities;
●	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
●	changes in borrowers’ credit risks and payment behaviors;
●	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible loan losses, our analysis of our capital position and other estimates;
●	changes in the prices, values and sales volumes of residential and commercial real estate;
●	changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
●	the effects of disruption and volatility in capital markets on the value of our investment portfolio;
●	changes in the availability and cost of credit and capital in the financial markets;
●	the anticipated phase out of most LIBOR tenors by mid-2023 and establishing a new reference rate;
●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
●	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
●	the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
●	governmental monetary and fiscal policies and the impact the most recent election will have on these;
●	changes in accounting policies, rules and practices, including as a result of adopting CECL on January 1, 2021;

●	changes in technology or products that may be more difficult or costly, or less effective than anticipated;
●	cyber-security risks and or cyber-security damage that could result from attacks on the Company’s or third-party service providers networks or data of the Company;
●	the effects of any employee or customer fraud;
●	the risk of trade policy and tariffs could impact loan demand from the manufacturing sector;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets; and
●	the risks noted in the Risk Factors discussed under Item 1A of Part 1 of this Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Internet Website

The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge in the Investor Relations section on this site, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and other statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. All such documents filed with the SEC are also available for free on the SEC’s website (www.sec.gov). The Company’s Articles of Incorporation, Bylaws, Code of Conduct and the charters of the various committees of the Company’s board of directors are also available on the Investor Relations section of the website.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, required capital levels relative to our assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with our insiders and affiliates and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act ("CRA") for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.

Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the Paycheck Protection Program ("PPP") and the Federal Reserve's PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Reference is made to the discussion of Risks Relating to General Economic Conditions in the Risk Factors section below for information on the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), PPP program and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of "capital" divided by "total assets". The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel " rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations.

Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3 billion) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios as follows:

●	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

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

As of December 31, 2020: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.

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

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%.The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. We may elect the CBLR framework at any time but have not currently determined to do so.

Supervision and Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, we are registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”). We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and the Bank as the Federal Reserve may require.

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Role of Capital” above.

The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company or any bank subsidiary is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but, during the period of noncompliance, the Federal Reserve may place any additional limitations on the Company that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Capital Requirements. As a bank holding company, we are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “The Role of Capital” above.

Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, we are subject to the limitations of Indiana General Business Corporations Law, which prohibit us from paying dividends if we are, or by payment of the dividend would become, insolvent, or if the payment of dividends would render us unable to pay its debts as they become due in the usual course of business. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. These factors have come into consideration in the industry as a result of the COVID-19 pandemic. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Securities Exchange Act.

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

Supervision and Regulation of the Bank

General. The Bank is an Indiana-chartered bank. The deposit accounts of the Bank are insured by the FDIC's Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. The Bank is also a member of the Federal Reserve System (a “member bank”). As an Indiana-chartered FDIC- insured member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the DIF.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio then fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2020, the Bank paid supervisory assessments to the DFI totaling approximately $289,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits). While these rules do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of developments.

Dividend Payments. Our primary source of funds is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years. Moreover, the payment of dividends by any FDIC- insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2020. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay unrestricted dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Bank regulators have identified key risk themes for 2021 as: credit risk management given projected weaker economic conditions and commercial and residential real estate concentration risk management. The agencies will also be monitoring banks for their transition away from LIBOR (London Interbank Offered Rate) as a reference rate, compliance risk management related to COVID-19 pandemic-related activities, Bank Secrecy Act/anti-money laundering (“AML”) compliance, cybersecurity, planning for and implementation of the current-expected-credit-losses (“CECL”) accounting standard, and CRA performance. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures are in effect across all business lines and geographic locations.

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

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. Reserves are maintained on deposit at the Federal Reserve Banks. The reserve requirements are subject to annual adjustment by the Federal Reserve, and, for 2020, the Federal Reserve had determined that the first $16.9 million of otherwise reservable balances had a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement was 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement was 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

Community Reinvestment Act Requirements. CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements. In a joint statement responding to the COVID-19 pandemic, the bank regulatory agencies announced favorable CRA consideration for banks providing retail banking services and lending activities in their assessment areas, consistent with safe and sound banking practices, that are responsive to the needs of low- and moderate-income individuals, small businesses, and small farms affected by the pandemic. Those activities include waiving certain fees, easing restrictions on out-of-state and non-customer checks, expanding credit products, increasing credit limits for creditworthy borrowers, providing alternative service options, and offering prudent payment accommodations. The joint statement also provided favorable CRA consideration for certain pandemic-related community development activities.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, along with other legal authority, mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

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

Based on the Bank’s loan portfolio as of December 31, 2020, it did not exceed the 300% guideline for commercial real estate loans.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan. The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay, most recently in October of 2020. The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Relating to General Economic Conditions

A continued downturn in the general economic or business conditions, nationally or in markets where our business is concentrated, could have an adverse effect on our business, results of operations and financial condition.

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

In general, business activity, employment rates, income levels and other measures of economic activity have been negatively affected by the COVID-19 pandemic. The speed and strength of any economic recovery from the pandemic is subject to a high degree of uncertainty, but is expected to be affected by further developments in the pandemic, including the scope of federal and state governmental policies, the success of vaccination efforts and other matters, as described in further detail below.

The COVID-19 pandemic is having an adverse impact on our business and results of operations, and could have an adverse impact on our financial condition or capital levels, any of which could be material.

The COVID-19 pandemic has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally, including a general curtailment of business activity and increased levels of unemployment in our Indiana markets. We expect this impact could continue to be volatile, and last for a significant and indeterminate period. These developments have adversely affected our business and results of operations, and we believe they could adversely impact our financial condition and capital levels, the amounts of which cannot be determined and could be material. In particular, certain of our borrowers and depositors are in or have exposure to industries, such as hotel and accommodations, entertainment and recreation and full-service restaurants, which have reduced or suspended operations. Any continued decrease, or delayed recovery, in economic activity as a result of COVID-19 could have a negative adverse impact on certain of our borrowers and their financial condition, which could impact their ability to meet their financial obligations and could result in elevated levels of delinquencies, defaults, foreclosures and loan losses. See “Note 26 – COVID-19 and Current Economic Conditions” for additional information.

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

The pandemic has also increased our exposure to related business risks, including the following:

●	We have had to modify our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners. The effects of these changes on our business are uncertain and difficult to quantify, but could include decreased efficiency, lower growth and increased risks of fraud.
●	As a result of the decline in the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest bearing liabilities, reducing our net interest margin and reducing net income.

●	Demand for our products and services may decline, and we may determine that we are not able to prudently grow our loan portfolio.
●	Net interest margin may be negatively impacted due to elevated liquidity on our balance sheet due to the PPP program, government stimulus payments to consumers and businesses and increased rates of saving excess cash.
●	If the economic downturn or elevated levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased provisions for credit losses and charge-offs and reduced income.
●	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
●	Federal and state taxes may increase, including as a result of the effects of the pandemic on governmental budgets, which could reduce our net income.
●	FDIC premiums could increase if the agency experiences additional resolution costs.
●	In addition, we depend upon the management skills of our executive officers and directors. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest bearing assets and the interest paid by us on our interest bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest bearing assets, which may cause our profits to decrease. Conversely, when interest rates fall our interest bearing assets reprice more quickly than our interest bearing liabilities, given our asset-sensitive balance sheet, which may cause our net interest income to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, i.e. when short-term interest rates increase more than corresponding changes in long-term interest rates or when long-term interest rates decrease more than corresponding changes in short-term interest rates.

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

The Federal Reserve Bank has lowered the target fed funds rate range to 0.00%-0.25%, and short-term interest rates have remained at historically low levels for a prolonged period. As a result, we have experienced, and expect to continue to experience, net interest margin compression, which negatively affects our net interest income and results of operations.

Risks Relating to Our Business

If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge  offs and delinquencies, which could require further increases in our provision for loan losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. In general, these risks have increased as a result of the COVID-19 pandemic, which has disrupted business trends that we evaluate when making credit decisions, and changed the short- and long-term outlook for businesses and individuals in our markets. We cannot assure you that our loan application approval procedures, use of loan concentration limits, credit monitoring, use of independent reviews of outstanding loans or other procedures will reduce these credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, does not perform in the manner we expect, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

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

At December 31, 2020, our allowance for loan losses as a percentage of total loans was 1.32% and as a percentage of total nonperforming loans was 507%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans, we cannot predict loan losses with certainty and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $1.791 billion, or approximately 38.5% of our total loan portfolio, as of December 31, 2020. Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. For example, decreased economic activity as a result of the COVID-19 pandemic has adversely affected commercial and industrial loans, and we expect this trend to continue for certain portions of our loan portfolio, depending on the strength and speed of economic recovery and other factors.

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

Commercial real estate loans were $1.895 billion, or approximately 40.7% of our total loan portfolio as of December 31, 2020. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located, and, as a general matter, these values have been significantly and negatively affected by the COVID-19 pandemic.

Although a significant portion of such loans are secured by real estate as a secondary form of collateral, these developments and any future adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Our agri-business loans, which totaled $429.6 million, or approximately 9.2% of our total loan portfolio as of December 31, 2020, are subject to risks outside of our or the borrower’s control. These risks, specific to the agricultural industry, include decreases in livestock and crop prices, increases in labor and seed prices, increase in stockpiles of agricultural commodities, the strength of the U.S. dollar, the potential impact of tariffs on commodities and the nature of climate and weather conditions. To the extent these or other factors affect the performance or financial condition of our agri-business borrowers, our results of operations and financial performance could suffer.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2020, consumer loans totaled $103.6 million, or 2.2% of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, which adversely affects our net income and returns on assets and equity, increases our loan administration costs and adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its current fair market value at the time of transfer, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and our regulatory capital requirements may increase in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and other nonperforming assets, our net interest income and provision expense may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial, negative effect on our liquidity. Our primary sources of funds consist of deposits, cash from operations and investment maturities and sales. Additional liquidity is provided by brokered deposits, CD Option of IntraFi Network Deposits (“CD Option”, formerly known as CDARS), American Financial Exchange overnight borrowings, IntraFi Network’s insured cash sweep program, as well as our ability to borrow from federal funds lines at correspondent banks, the Federal Reserve and the Federal Home Loan Bank (the “FHLB”). Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with the largest banks for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity.

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

Approximately 23% of our deposits are concentrated in public funds from a small number of municipalities and government agencies located in the Bank’s geographic footprint. A shift in funding away from public fund deposits would impact liquidity availability and could increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, can be higher-cost, are less favorable deposits and could require additional collateral to be pledged. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank’s liquidity and could materially impact our ability to grow and remain profitable.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities and municipal securities. The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, the effects of the COVID-19 pandemic on the financial condition of state and local governments, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

We may be adversely impacted by the discontinuance of LIBOR as a short-term interest rate utilized for loans and other financing agreements.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks. This includes identifying outstanding USD-LIBOR-based loans without ARRC recommended fallback language, internal training and education, and working with our core provider to ensure proper integration once an alternative reference is implemented. Management is also monitoring ARRC publications for best practices.

Risks Relating to Our Corporate Strategy

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

In addition to our continuing expansion in Indianapolis and larger cities in Northern Indiana, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions, or by opening new branches in or within two hours of our contiguous geographic footprint. To the extent that we undertake acquisitions or new branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

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

The banking and financial services business in our market is highly competitive. Our competitors include large national, regional and local community banks, credit unions, Fintech and nonbank financial service providers, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds and farm credit services. Many of these competitors are not subject to the same operating costs or regulatory restrictions as we are and are able to provide customers with a feasible alternative to traditional banking services.

Increased competition in our market may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Moreover, we rely on deposits to be a low-cost source of funding, and a loss in our deposit base could cause us to incur higher funding costs.

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

Risks Relating to Regulation, Tax and Accounting

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

In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule, defined previously. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $3 billion).

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. Although we are currently compliant with the Basel III Rule, these changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition and results of operations.

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

Any change in federal or state tax laws or regulations, including any increase in the federal corporate income tax rate from the current level of 21%, could negatively affect our business and results of operations, including as a result of our income tax expense and any impact to the profitability of our loan customers.

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

The Bank holds certain investment securities in its wholly owned subsidiary LCB Investments II, Inc., which is incorporated in Nevada. Pursuant to the State of Indiana’s current tax laws and regulations, we are not subject to Indiana income tax for income earned through that subsidiary. If there are changes in Indiana’s tax laws or interpretations thereof requiring us to pay state taxes for income generated by LCB Investments II, Inc., the resulting tax consequences could increase our effective tax rate or cause us to have a tax liability for prior years.

The Bank also holds certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust through LCB Investments II, Inc., which is incorporated in Maryland. Qualification as a real estate investment trust involves application of specific provisions of the Internal Revenue Code relating to various asset tests. If LCB Funding, Inc. fails to meet any of the required provisions for real estate investment trusts, it could no longer qualify as a real estate investment trust and the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years.

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

Management has identified two accounting policies as being “critical” to the presentation of the Company’s financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) the allowance for loan losses and (2) determining the fair value and possible other-than-temporary impairment of investment securities available-for-sale. Because of the inherent uncertainty of these estimates, no assurance can be given that the application of alternative policies or methods might not result in the reporting of different amounts of the fair value of securities available-for-sale, or the allowance for loan losses and, accordingly, net income.

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

We may experience increases to, and volatility in, the balance of the allowance for credit losses and related provision expense due to the adoption of the CECL methodology.

We will adopt CECL, effective as of January 1, 2021, following the delayed adoption period permitted by the CARES Act and extended by the Consolidated Appropriations Act, 2021. The CECL methodology differs substantially from the incurred loss methodology previously used in that it is forward looking, requiring measurement to occur when a financial asset is first added to the balance sheet and periodically thereafter. These measurements require significant use of management judgments as well as forward- looking information and forecasts. Any failure of these judgments or forecasts to be correct could negatively affect our results of operations and financial condition.

Risks Relating to our Operations

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

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s core provider, general ledger, deposit, loan, digital banking or other systems) or the occurrence of a cyber-attack (such as unauthorized access to the Company’s systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer-facing web sites and social engineering attacks that could influence an employee of the Company to click on a link that downloads malware or ransomware to the Company’s system. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. In addition, it is possible that we may not be able to detect security breaches on a timely basis, or at all, which could increase the costs and risks associated with any such breach.

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

In addition, as a bank, we are susceptible to fraudulent activity that may be committed against us, third parties or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. For example, as previously disclosed, in the third quarter of 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. In the context of resulting bankruptcy proceedings involving the former client, the debtors have stated that, based on their investigation, which is ongoing, they believe that they hold claims and causes of action against the Bank. We cannot predict what legal claims, if any, will be made against the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Noninterest Expense" for additional information.

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

ITEM 2. PROPERTIES

The Company is headquartered in the main office building of the Bank at 202 E. Center Street, Warsaw, Indiana 46580. The Company operates in 57 locations, 51 of which are owned by the Bank and six of which are leased from third parties.

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

	2020			2019
			Cash			Cash
	High*	Low*	Dividend	High*	Low*	Dividend
Fourth quarter	$56.28	$40.57	$0.300	$49.90	$42.48	$0.300
Third quarter	$53.00	$39.38	$0.300	$47.10	$41.41	$0.300
Second quarter	$47.49	$33.92	$0.300	$49.04	$43.95	$0.300
First quarter	$49.85	$30.49	$0.300	$48.68	$40.75	$0.260

The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol “LKFN” on August 14, 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol “LKFN.” On February 17, 2021, the Company had approximately 327 stockholders of record.

The Company paid dividends on its common stock as set forth in the table above. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Supervision and Regulation – Dividend Payments” for additional information.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2020 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)   the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)   the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)   other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
	Number of securities to be	Weighted-average	for future issuance
	issued upon exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans
Equity compensation plans approved by security holders(1)	—	$—	590,460

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	590,460

(1)  Lakeland Financial Corporation 2017 Equity Incentive Plan was adopted on April 12, 2017 by the board of directors.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total return of the Company, the Nasdaq Market Index, and the SNL U.S. Bank Nasdaq Index.

Lakeland Financial Corporation

Total Return Performance
300
250
200
150
100
50
Index Value
Lakeland Financial Corporation
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Lakeland Financial Corporation	100.00	155.97	162.70	137.68	172.06	193.61
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL U.S. Bank NASDAQ Index	100.00	138.65	145.97	123.04	154.47	132.56

The above returns assume that $100 invested on December 31, 2015 and that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

On January 8, 2019, the Company's board of directors approved a share repurchase program, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program expired on December 31, 2019, and it was reauthorized and extended through January 21, 2021 by the Company’s board of directors on January 14, 2020. As extended, the repurchase program has an aggregate purchase price cap of $30 million. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time.

Share repurchases under the repurchase plan were suspended in March of 2020 with $20 million of authorization remaining available under the plan. No shares were repurchased under the plan during the fourth quarter of 2020. The Company continues to evaluate the share repurchase program pursuant to its previously established criteria for execution.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs (1)

10/01/20 - 10/31/20	—	$—	—	$—
11/01/20 - 11/30/20	1,116	49.32	—	—
12/01/20 - 12/31/20	—	—	—	—
Total	1,116	$49.32	—	$—

(1)	Does not reflect $30 million shares that were authorized for purchase after the periods reflected in this table.

The shares purchased during the quarter were held as treasury stock and credited to the deferred share accounts of ten non-employee directors under the Company’s directors’ deferred compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of the year-end for each of the five years in the five-year period ended December 31, 2020 has been derived from the Company’s Consolidated Financial Statements and the results of operations for each such period. This financial data should be read in conjunction with the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(in thousands except share and per share data)	2020	2019	2018	2017	2016
Ending period balances
Assets	$5,830,435	$4,946,745	$4,875,254	$4,682,976	$4,290,025
Deposits	5,036,805	4,133,819	4,044,065	4,008,655	3,577,912
Loans, net of deferred fees	4,649,156	4,065,828	3,914,745	3,818,459	3,470,927
Allowance for loan losses	61,408	50,652	48,453	47,121	43,718
Total equity	657,184	598,100	521,704	468,667	427,067
Average balances
Total assets	$5,424,796	$4,941,904	$4,758,392	$4,443,106	$4,039,719
Earning assets	5,184,836	4,656,707	4,461,366	4,183,112	3,799,963
Investments - available-for-sale	633,957	603,580	562,385	530,275	493,656
Loans, net of deferred fees	4,424,472	3,974,532	3,843,912	3,610,908	3,225,635
Total deposits	4,650,597	4,242,524	4,093,894	3,757,209	3,477,816
Interest bearing deposits	3,340,696	3,298,406	3,235,867	2,967,902	2,753,466
Interest bearing liabilities	3,437,338	3,390,512	3,382,507	3,178,439	2,872,691
Total equity	624,174	562,601	487,062	450,796	416,034
Income statement data
Net interest income	$163,008	$155,047	$151,271	$135,892	$118,481
Net interest income-fully tax equivalent	165,454	157,176	153,088	139,015	120,719
Provision for loan loss	14,770	3,235	6,400	3,000	1,150
Non-interest income	46,843	44,997	40,302	36,040	32,864
Non-interest expense	91,205	89,424	86,229	79,298	72,978
Net income	84,337	87,047	80,411	57,330	52,084
Per share data *
Basic net income per common share	$3.31	$3.40	$3.18	$2.28	$2.08
Diluted net income per common share	3.30	3.38	3.13	2.23	2.05
Cash dividends declared per common share	1.20	1.16	1.00	0.85	0.73
Dividend payout	36.36%	34.32%	31.95%	38.12%	35.61%
Book value per common share	25.85	23.34	20.62	18.60	17.01
Basic weighted average common shares outstanding	25,469,242	25,588,404	25,288,533	25,181,208	25,056,095
Diluted weighted average common shares outstanding	25,573,941	25,758,893	25,727,831	25,663,381	25,460,727
Key ratios
Return on average assets	1.55%	1.76%	1.69%	1.29%	1.29%
Return on average total equity	13.51%	15.47%	16.51%	12.72%	12.52%
Average Equity to average assets	11.51%	11.38%	10.24%	10.15%	10.30%
Net interest margin	3.19%	3.38%	3.43%	3.33%	3.18%
Efficiency	43.46%	44.70%	45.01%	46.11%	48.22%
Asset Quality
Net charge offs to average loans	0.09%	0.03%	0.13%	(0.01)%	0.03%
Loan loss reserve to total loans	1.32%	1.25%	1.24%	1.23%	1.26%
Loan loss reserve to nonperforming loans	507.42%	270.58%	667.40%	500.91%	653.31%
Nonperforming assets to total loans	0.26%	0.47%	0.19%	0.25%	0.20%
Other Data
Full-time equivalent employees	585	568	553	539	524
Offices	50	50	49	49	48

*    Share and per share data has been adjusted for a 3-for-2 stock split on July 25, 2016 in the form of a stock dividend on August 5, 2016.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in 2020 was $84.3 million, down 3.1% from $87.0 million in 2019 and up 4.9% from $80.4 million in 2018.

Diluted net income per common share was $3.30 in 2020, $3.38 in 2019 and $3.13 in 2018. Return on average total assets was 1.55% in 2020 versus 1.76% in 2019 and 1.69% in 2018. Return on average total equity was 13.51% in 2020 versus 15.47% in 2019 and 16.51% in 2018. The dividend payout ratio, with respect to diluted earnings per share, was 36.36% in 2020, 34.32% in 2019 and 31.95% in 2018. The average equity to average assets ratio was 11.51% in 2020 compared to 11.38% in 2019 and 10.24% in 2018.

Net income in 2020 was positively impacted by an $8.0 million increase in net interest income and a $1.8 million increase in noninterest income. Offsetting these positive impacts were an $11.5 million increase in the provision for loan losses and a $1.8 million increase in noninterest expense.

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

Total assets were $5.830 billion as of December 31, 2020 versus $4.947 billion as of December 31, 2019, an increase of $883.7 million or 17.9%. This increase was primarily due to a $572.6 million increase in net loans, an increase in short-term investments of $144.7 million and a $126.6 million increase in available-for-sale investment securities. Total average assets increased $482.9 million primarily due to average loans increasing $449.9 million in 2020, and a $30.4 million increase in available-for-sale investment securities.

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

RESULTS OF OPERATIONS

Overview

In 2020 and 2019, the Company continued to grow loans and deposits organically, in its geographic footprint of northern Indiana and in central Indiana in the Indianapolis market. In addition, during 2020 the Company was an active participant in the PPP. The Company had 50 branches as of December 31, 2020. The Company’s profitability has been positively impacted by growth in loans and deposits. In addition, asset quality has remained stable. The core banking contributions to noninterest income of interest rate swap, mortgage banking, loan and wealth management fee income increased in 2020. Overall, expense growth has reflected our continued investment in people, technology and our branch infrastructure. The outlook for 2021 includes plans for continued organic loan and deposit growth, a disciplined credit philosophy, continued investment in the Company in the form of staff additions, continued expansion in our geographic footprint, and continued investments in customer- facing technology and cybersecurity risk management tools.

Selected income statement information for the years ended December 31, 2020, 2019 and 2018 is presented in the following table.

(dollars in thousands)	2020	2019	2018
Income Statement Summary:
Net interest income	$163,008	$155,047	$151,271
Provision for loan losses	14,770	3,235	6,400
Noninterest income	46,843	44,997	40,302
Noninterest expense	91,205	89,424	86,229
Other Data:
Efficiency ratio (1)	43.46%	44.70%	45.01%
Dilutive EPS	$3.30	$3.38	$3.13
Tangible capital ratio (2)	11.21%	12.02%	10.63%
Net charge-offs (recoveries) to average loans	0.09%	0.03%	0.13%
Net interest margin	3.19%	3.38%	3.43%
Net interest margin excluding PPP loans (3)	3.19%	3.38%	3.43%
Noninterest income to total revenue	22.32%	22.49%	21.04%
Pretax Pre-Provision Earnings (4)	118,646	110,620	105,344

(1)	Noninterest expense/Net interest income plus Noninterest income.
(2)	Non-GAAP financial measure. Additionally, these non-GAAP measures are used by management for planning and forecasting purposes, including measures based on “tangible common equity” which is “total equity” excluding intangible assets, net of deferred tax, and “tangible assets” which is “total assets” excluding intangible assets, net of deferred tax . See reconciliation below.
(3)	Non-GAAP financial measure. Calculated by subtracting the impact PPP loans had on average earnings assets, loan interest income, average interest bearing liabilities, and interest expense. Management believes this is an important measure because it provide for better comparability to prior periods, given the expectation that PPP represents a limited governmental intervention in the lending market, designed to support small businesses through the pandemic, its low fixed interest rate of 1.0% and because the accretion of net loan fee income can be accelerated upon borrower forgiveness and repayment by the SBA. Management is actively monitoring net interest margin on a fully tax equivalent basis with and without PPP loan impact for the duration of this program. See reconciliation on the next page.
(4)	Non-GAAP financial measure. Pretax pre-provision earnings is calculated by adding net interest income to noninterest income and subtracting noninterest expense. Management believes this is an important measure because it may enable investors to identify the trends in the Company's earnings exclusive of the effects of tax and provision expense, which may vary significantly from period to period. See reconciliation below.

The Company believes that providing non-GAAP financial measures provides investors with information useful to understanding the company's financial performance. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2020	2019	2018
Total Equity	$657,184	$598,100	$521,704
Less: Goodwill	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,176	1,181	1,191
Tangible Common Equity	653,390	594,311	517,925
Assets	$5,830,435	$4,946,745	$4,875,254
Less: Goodwill	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,176	1,181	1,191
Tangible Assets	5,826,641	4,942,956	4,871,475
Ending Common Shares Issued	25,424,307	25,623,016	25,301,732
Tangible Book Value Per Common Share	$25.70	$23.19	$20.47
Tangible Capital Ratio	11.21%	12.02%	10.63%

Net Interest Income	$163,008	$155,047	$151,271
Plus: Noninterest income	46,843	44,997	40,302
Minus: Noninterest expense	(91,205)	(89,424)	(86,229)
Pretax Pre-Provision Earnings	$118,646	$110,620	$105,344

The impact of the Paycheck Protection Program on Net Interest Margin FTE is provided below (dollars in thousands)

	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2020	2019	2018
Total Average Earnings Assets	$5,184,836	$4,656,707	$4,461,366
Less: Average Balance of PPP Loans	376,785	—	—
Total Adjusted Earning Assets	4,808,051	4,656,707	4,461,366
Total Interest Income FTE	$195,549	$217,339	$200,787
Less: PPP Loan Income	(12,832)	—	—
Total Adjusted Interest Income FTE	182,717	217,339	200,787
Adjusted Earning Asset Yield, net of PPP Impact	3.80%	4.67%	4.50%
Total Average Interest Bearing Liabilities	$3,437,338	$3,390,512	$3,382,507
Less: Average Balance of PPP Loans	376,785	—	—
Total Adjusted Interest Bearing Liabilities	3,814,123	3,390,512	3,382,507
Total Interest Expense FTE	$30,095	$60,163	$47,699
Less: PPP Cost of Funds	(956)	—	—
Total Adjusted Interest Expense FTE	29,139	60,163	47,699
Adjusted Cost of Funds, net of PPP Impact	0.61%	1.29%	1.07%
Net Interest Margin FTE, net of PPP Impact	3.19%	3.38%	3.43%

Net Income

Net income was $84.3 million in 2020, a decrease of $2.7 million, or 3.1%, versus net income of $87.0 million in 2019. The decrease in net income from 2019 to 2020 was primarily due to an increase in the provision for loan losses of $11.5 million, or 356.6%, as well as an increase of $1.8 million, or 2.0%, in noninterest expense. Net interest income increased $8.0 million, or 5.1%, and noninterest income increased $1.8 million, or 4.1%. Net interest income for 2020 included $12.8 million in PPP interest and fee income. And unamortized PPP fee income was $6.3 million at December 31, 2020. The increase in provision for loan losses was driven by the potential negative impact to the Company’s borrowers due to the economic impact of the COVID-19 pandemic.

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

Net Interest Income

The following table presents a three-year average balance sheet and, for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31, 2020, 2019 and 2018.

THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2020			2019			2018
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,405,994	$176,538	4.01%	$3,950,130	$196,733	4.98%	$3,821,182	$181,451	4.75%
Tax exempt (1)	18,478	813	4.40	24,402	1,186	4.86	22,730	1,016	4.47
Investments: (1)
Available-for-sale	633,956	17,830	2.81	603,580	17,930	2.97	562,385	17,411	3.10
Short-term investments	25,046	67	0.27	18,771	339	1.81	3,868	49	1.27
Interest bearing deposits	101,362	301	0.30	59,824	1,151	1.92	51,201	860	1.68
Total earning assets	$5,184,836	$195,549	3.77%	$4,656,707	$217,339	4.67%	$4,461,366	$200,787	4.50%
Less: Allowance for loan losses	(56,824)			(50,062)			(47,722)
Nonearning Assets
Cash and due from banks	62,242			119,450			144,727
Premises and equipment	60,492			59,147			56,842
Other nonearning assets	174,050			156,662			143,179
Total assets	$5,424,796			$4,941,904			$4,758,392

Interest Bearing Liabilities
Savings deposits	$270,010	$219	0.08%	$240,293	$260	0.11%	$257,959	$331	0.13%
Interest bearing checking accounts	1,862,077	9,268	0.50	1,669,045	26,006	1.56	1,475,776	17,940	1.22
Time deposits:
In denominations under $100,000	262,040	4,361	1.66	277,896	5,337	1.92	265,604	4,017	1.51
In denominations over $100,000	946,569	15,494	1.64	1,111,172	25,545	2.30	1,236,528	22,625	1.83
Miscellaneous short-term borrowings	34,347	506	1.47	61,347	1,311	2.14	115,711	1,143	0.99
Long-term borrowings and subordinated debentures	62,295	247	0.40	30,759	1,704	5.54	30,929	1,643	5.31
Total interest bearing liabilities	$3,437,338	$30,095	0.88%	$3,390,512	$60,163	1.77%	$3,382,507	$47,699	1.41%

Noninterest Bearing Liabilities
Demand deposits	1,309,901			944,118			858,027
Other liabilities	53,384			44,673			30,796
Stockholders' Equity	624,173			562,601			487,062
Total liabilities and stockholders' equity	$5,424,796			$4,941,904			$4,758,392

Interest Margin Recap
Interest income/average earning assets		195,549	3.77		217,339	4.67		200,787	4.50
Interest expense/average earning assets		30,095	0.58		60,163	1.29		47,699	1.07
Net interest income and margin		$165,454	3.19%		$157,176	3.38%		$153,088	3.43%
(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $2.4 million, $2.1 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)	Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $9.0 million for the year ended December 31, 2020. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

	2020 Over (Under) 2019 (1)			2019 Over (Under) 2018 (1)
	Attributable to		Total	Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income (2)
Loans:
Taxable	$21,056	$(41,251)	$(20,195)	$6,245	$9,037	$15,282
Tax exempt	(268)	(105)	(373)	78	92	170
Investments:
Available-for-sale	879	(979)	(100)	1,242	(723)	519
Short-term investments	86	(358)	(272)	261	29	290
Interest bearing deposits	494	(1,344)	(850)	156	135	291
Total interest income	22,247	(44,037)	(21,790)	7,982	8,570	16,552

Interest Expense
Savings deposits	29	(70)	(41)	(22)	(49)	(71)
Interest bearing checking accounts	2,710	(19,448)	(16,738)	2,559	5,507	8,066
Time deposits:
In denominations under $100,000	(292)	(684)	(976)	193	1,127	1,320
In denominations over $100,000	(3,414)	(6,637)	(10,051)	(2,460)	5,380	2,920
Miscellaneous short-term borrowings	(472)	(333)	(805)	(717)	885	168
Long-term borrowings and
subordinated debentures	896	(2,353)	(1,457)	(9)	70	61
Total interest expense	(543)	(29,525)	(30,068)	(456)	12,920	12,464
Net Interest Income (tax equivalent)	$22,790	$(14,512)	$8,278	$8,438	$(4,350)	$4,088
(1)	The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2020, 2019 and 2018. The changes in net interest income are created by changes in interest rates and changes in the volumes of loans, investments, deposits and borrowings. In the table above, changes attributable to volume are computed using the change in volume from the prior year multiplied by the previous year’s rate, and changes attributable to rate are computed using the change in rate from the prior year multiplied by the previous year’s volume. The change in interest or expense due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Net interest income increased by $8.0 million to $163.0 million in 2020 compared to 2019, primarily due to a $528.1 million, or 11.3%, increase in average earning assets, driven by a $469.0 million increase in average commercial loans. The yield on average earning assets decreased 90 basis points to 3.77% in 2020 from 4.67% in 2019. The growth in average commercial loans was driven by $376.8 million in average PPP loans. Average core loan growth, with excludes PPP loans, was $73.2 million, or 1.8%. The net interest margin decreased to 3.19% in 2020 versus 3.38% in 2019, driven by the Federal Reserve Bank decreasing the target Federal Funds Rate by 225 basis points since the second half of 2019, inclusive of two emergency cuts during March 2020, in response to the COVID-19 pandemic. The net interest margin decreased to 3.38% in 2019 versus 3.43% in 2018, due to higher costs on average interest bearing liabilities, which offset an increase in the yield of earning assets during 2019.

Growth in the commercial loan portfolio accounted for most of the growth in loans, as well as total earning assets, during both 2020 and 2019 and positively impacted total interest income. Management believes that the growth in the loan portfolio unrelated to the PPP loan program will likely continue in a measured and prudent fashion as a result of our continued strategic focus on commercial and industrial lending, as well as commercial real estate lending. Loan growth, excluding PPP loans, was slower in 2020 and 2019 as compared to prior years due to a slowdown in demand for manufacturing and industrial loans. The utilization of commercial lines of credit has dropped in 2020 and 2019 due to softened loan demand to 43% at December 31, 2020 from 46% at December 31, 2019 and 49% at December 31, 2018. Management believes its organic growth strategy of continued expansion in its current geographic footprint and in Indianapolis will provide continued loan growth opportunities. During 2020 growth in average loans of $449.9 million, growth in available-for-sale investment securities of $30.4 million and growth in short-term investments and interest bearing deposits of $47.8 was funded through an increase in deposits. Average demand deposits increased $365.8 million in 2020 and average interest bearing deposit accounts increased $42.3 million. The increase in deposits for 2020 resulted from excess liquidity on our customers’ balance sheets resulting from a combination of PPP loans, stimulus payments and an increase in the savings rate as a result from the health crisis and economic downturn.

The Company’s net interest margin decreased 19 basis points to 3.19% for 2020 compared to 3.38% for 2019. The lower margin in 2020 was impacted by lower yields on loans and securities, partially offset by a lower cost of funds. The Federal Reserve Bank decreased the target Federal Funds Rate by 225 basis points since the second half of 2019, including two Federal Reserve Bank emergency cuts to the Federal Funds Rate during March 2020. The two emergency cuts in March reduced the Federal Funds Rate by 150 basis points and brought the Federal Funds Rate back to the zero-bound range of 0.00% to 0.25%.

Provision for Loan Losses

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021. This law extended relief for troubled debt restructurings and provided the opportunity to further delay CECL adoption originally provided under the CARES Act. The Company elected to defer adoption of CECL until January 1, 2021. The Company recorded a provision for loan losses of $14.8 million in 2020 compared to $3.2 million in 2019 and $6.4 million in 2018. The higher provision in 2020 was driven by the potential negative impact to the company’s borrowers as a result of the economic conditions resulting from the COVID-19 pandemic. The Company’s allowance for loan losses as of December 31, 2020 was $61.4 million compared to $50.7 million as of December 31, 2019 and $48.5 million as of December 31, 2018. The allowance for loan losses represented 1.32% of total loans as of December 31, 2020 versus 1.25% at December 31, 2019 and 1.24% at December 31, 2018. The company’s loan loss reserve to total loans excluding PPP loans was 1.45% at December 31, 2020. PPP loans are guaranteed by the United States SBA and have not been allocated for within the allowance for loan losses. Net charge-offs of $4.0 million, or 0.09% of average loans, and net charge-offs of $1.0 million, or 0.03% of average loans, were recorded in 2020 and 2019, respectively. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions including the impact of the COVID-19 pandemic and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

The following table presents changes in the components of noninterest income for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2020	2019	2018	2020	2019
Wealth advisory fees	$7,468	$6,835	$6,344	9.3%	7.7%
Investment brokerage fees	1,670	1,687	1,458	(1.0)%	15.7%
Service charges on deposit accounts	10,110	15,717	15,831	(35.7)%	(0.7)%
Loan and service fees	10,085	9,911	9,291	1.8%	6.7%
Merchant and interchange fee income	2,408	2,641	2,461	(8.8)%	7.3%
Bank owned life insurance income	2,105	1,890	1,244	11.4%	51.9%
Interest rate swap fee income	5,089	1,691	475	200.9%	256.0%
Mortgage banking income	3,911	1,626	1,150	140.5%	41.4%
Net securities gains (losses)	433	142	(50)	(204.9)%	384.0%
Other income	3,564	2,857	2,098	24.7%	36.2%
Total noninterest income	$46,843	$44,997	$40,302	4.1%	11.6%
Noninterest income to total revenue	22.3%	22.5%	21.0%

Noninterest income was $46.8 million in 2020 versus $45.0 million in 2019, an increase of $1.8 million, or 4.1%. The increase was primarily driven by a $3.4 million increase in interest rate swap fees generated from commercial lending transactions, as well as a $2.3 million increase in mortgage banking income. Noninterest income was also positively impacted by increases in wealth advisory fees due to continued growth of client relationships. Offsetting these increases was a decrease in service charges on deposit accounts driven primarily by lower treasury management fees as well as reduced levels of overdraft fee income.

Noninterest income was $45.0 million in 2019 versus $40.3 million in 2018, an increase of $4.7 million, or 11.6%. The increase was primarily driven by a $2.0 million increase in other income related to $1.2 million of swap fees generated from commercial lending transactions, as well as $846,000 in life insurance proceeds on bank owned life insurance policies. Noninterest income was also positively impacted by increases in bank owned life insurance income, loan and service fees, mortgage banking income, and wealth advisory and brokerage fees due to continued growth of client relationships. Offsetting the increases was a decrease in service charges on deposit accounts driven by lower treasury management fees from a single commercial treasury management relationship. This relationship contributed $4.5 million to services charges on deposit accounts during 2019. The related treasury management activity was terminated and the revenue will not recur in future periods.

Noninterest Expense

The following table presents changes in the components of noninterest expense for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2020	2019	2018	2020	2019
Salaries and employee benefits	$49,413	$48,742	$47,645	1.4%	2.3%
Net occupancy expense	5,851	5,295	5,149	10.5%	2.8%
Equipment costs	5,766	5,521	5,243	4.4%	5.3%
Data processing fees and supplies	11,864	10,407	9,685	14.0%	7.5%
Corporate and business development	3,093	4,371	5,066	(29.2)%	(13.7)%
FDIC insurance and other regulatory fees	1,707	638	1,701	167.6%	(62.5)%
Professional fees	5,314	4,644	3,798	14.4%	22.3%
Other expense	8,197	9,806	7,942	(16.4)%	23.5%
Total noninterest expense	$91,205	$89,424	$86,229	2.0%	3.7%

Noninterest expense was $91.2 million in 2020 versus $89.4 million in 2019, an increase of $1.8 million, or 2.0%. Data processing fees increased $1.5 million in 2020 primarily due to the Company’s continued investment in customer focused, technology-based solutions and ongoing cybersecurity and data management enhancements. FDIC insurance and other regulatory fees increased $1.1 million due to the expiration of insurance assessment credits. Professional fees increased by $670,000 primarily due to higher legal expenses, increased fees to accounting firms and professional fees for innovative project implementations. Salaries and employee benefits increased primarily due to an increase in staffing in revenue producing and risk management areas as well as higher health insurance expenses. Offsetting these increases were decreases in corporate and business development as the COVID-19 pandemic forced the cancellation and postponement of events, in-person trainings and face-to-face customer and prospect meetings due to COVID-19 safety protocols. The Company spent approximately $640,000 since the pandemic began on personal protective equipment, protective barriers and enhanced social distancing measures for the safety of bank customers and employees.

Noninterest expense was $89.4 million in 2019 versus $86.2 million in 2018, an increase of $3.2 million, or 3.7%. Salaries and employee benefits increased by $1.1 million primarily due to an increase in staffing in revenue producing and risk management areas as well as normal merit increases. Professional fees increased due to higher legal expenses and increased utilization of accounting firms for outsourced services. Data processing fees also increased during 2019 primarily due to the Company’s continued investment in customer focused, technology-based solutions and ongoing cybersecurity and data management enhancements. Offsetting these increases were decreases in FDIC insurance and other regulatory fees as well as decreases in corporate and business development. In the third quarter of 2019, the FDIC announced that due to the Deposit Insurance Fund reserve ratio exceeding 1.38%, banks with consolidated assets of less than $10 billion would be receiving credits against their deposit insurance assessments. The bank’s $1.1 million credit was applied as a reduction of FDIC assessments commencing with the payment of the second quarter assessment paid in September 2019 and were fully utilized by the end of the first quarter of 2020.

As previously disclosed, in the third quarter of 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc. et al., which are pending in the United States Bankruptcy Court for the Western District of Michigan. The Bank and the other banks are currently subject to document and information requests in these bankruptcy cases and other related bankruptcy cases. The debtors have also requested the examinations of various current and former bank employees as part of the debtors’ investigation. On February 5, 2021, the former client and the other debtors in related bankruptcy cases filed a joint disclosure statement and a joint plan for liquidation with the bankruptcy court. In those documents, the debtors state that they have been investigating causes of action against various banks and other parties involved with the former customer, including the Bank. The debtors stated that, based on their investigation, which is ongoing, they believe that they hold claims and causes of action against the Bank. We cannot predict what legal claims, if any, will be made against the Bank. Based on current information, we have determined that a loss is neither probable nor estimable at this time, and the Bank intends to vigorously defend itself if any claim is filed.

Income Taxes

The Company recognized income tax expense in 2020 of $19.5 million, compared to $20.3 million in 2019 and $18.5 million in 2018. The effective tax rate in 2020 was 18.8% compared to 18.9% in 2019, and 18.7% in 2018. For a detailed analysis of the Company’s income taxes see Note 13 – Income Taxes.

FINANCIAL CONDITION

Overview

Total assets of the Company were $5.830 billion as of December 31, 2020, an increase of $883.7 million, or 17.9%, when compared to $4.947 billion as of December 31, 2019. Total loans increased by $583.3 million, or 14.3%, to $4.649 billion at December 31, 2020 from $4.066 billion at December 31, 2019. PPP loans originated during 2020 were $570.5 million and $412.0 remained outstanding at December 31, 2020. Cash and cash equivalents increased by $150.5 million and available-for-sale securities increased by $126.6 million. Funding for the loan and investment growth came from a $903.0 million increase in total deposits as well as a $53.8 million increase in retained earnings, offset by an $84.5 million decrease in total borrowings. The Company used wholesale funding, including brokered deposits and FHLB advances, to provide liquidity for loan growth and to help maintain its desired interest rate risk position. During 2020, reliance on wholesale funding decreased as a result of strong core deposit growth.

Uses of Funds

Investment Portfolio

The amortized cost and the fair value of securities as of December 31, 2020, 2019 and 2018 were as follows:

	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(fully tax equivalent basis dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$994	$987
U.S. government sponsored agencies	36,492	36,487	—	—	4,435	4,350
Mortgage-backed securities: residential	270,231	279,503	283,817	288,181	329,516	325,412
Mortgage-backed securities: commercial	35,877	36,881	36,712	36,972	38,712	38,141
State and municipal securities	355,306	381,974	270,480	283,080	217,964	216,659
Total debt securities available for sale	$697,906	$734,845	$591,009	$608,233	$591,621	$585,549

At year-end 2020, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See Note 2 – Securities for more information on these investments.

Purchases of securities available-for-sale totaled $216.5 million in 2020, $129.5 million in 2019 and $126.6 million in 2018. Growth of the investment portfolio during the past three years serves to provide liquidity for the Company and provide longer duration as an offset to the short duration of the loan portfolio. The Company targets investment securities as a percentage of total assets in a range from 11% - 14%. During the fourth quarter of 2020, the Company deployed excess liquidity to the investment portfolio in the amount of $100.0 million. Securities sales totaled $8.0 million in 2020, $57.1 million in 2019 and $15.3 million in 2018. Paydowns from prepayments and scheduled payments of $90.4 million, $53.0 million and $42.8 million were received in 2020, 2019 and 2018, and the amortization of premiums, net of the accretion of discounts, was $4.0 million, $3.9 million and $3.2 million, respectively. Maturities and calls of securities totaled $7.6 million, $14.8 million and $11.0 million in 2020, 2019 and 2018, respectively. No other- than-temporary impairment was recognized in 2020, 2019 or 2018. The investment portfolio is managed to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.

The weighted average yields and maturity distribution for the securities portfolio at December 31, 2020, were as follows:

	Within		After One		After Five Years		Over Ten
	One Year		Within Five Years		Within Ten years		Years
	Fair		Fair		Fair		Fair
(fully tax equivalent basis, dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. government sponsor agency	$—	0.00%	$—	0.00%	$4,970	1.00%	$31,517	1.20%
Mortgage-backed securities: residential	10,305	3.35%	18,774	3.19%	43,708	3.29%	206,716	2.60%
Mortgage-backed securities: commercial	12,681	3.14%	19,055	2.97%	5,145	1.52%	0	0.00%
State and municipal securities	2,175	3.35%	11,851	3.93%	32,989	3.63%	334,959	3.46%
Total Securities	$25,161	3.25%	$49,680	3.28%	$86,812	3.19%	$573,192	3.03%

The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.

Real Estate Mortgage Loans Held For Sale

Real estate mortgages held for sale increased by $6.7 million to $11.2 million at December 31, 2020 from $4.5 million at December 31, 2019 as a result of strong mortgage refinancing demand in response to the low interest rate environment. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells almost all of the mortgage loans it originates on the secondary market. Proceeds from sales totaled $114.2 million in 2020, $64.8 million in 2019 and $51.7 million in 2018.

Loan Portfolio

The loan portfolio by class as of December 31, 2020, 2019, 2018, 2017 and 2016 was as follows:

(dollars in thousands)	2020	2019	2018	2017	2016
Commercial and industrial loans:
Working capital lines of credit loans	$626,023	$709,849	$690,620	$743,609	$624,404
Non-working capital loans	1,165,355	717,019	714,759	675,072	644,086
Total commercial and industrial loans	1,791,378	1,426,868	1,405,379	1,418,681	1,268,490
Commercial real estate and multi-family residential loans:
Construction and land development loans	362,653	287,641	266,805	224,474	245,182
Owner occupied loans	648,019	573,665	586,325	538,603	469,705
Nonowner occupied loans	579,625	571,364	520,901	508,121	458,404
Multi-family loans	304,717	240,652	195,604	173,715	127,632
Total commercial real estate and multi-family residential loans	1,895,014	1,673,322	1,569,635	1,444,913	1,300,923
Agri-business and agricultural loans:
Loans secured by farmland	195,410	174,380	177,503	186,437	172,633
Loans for agricultural production	234,234	205,151	193,010	196,404	222,210
Total agri-business and agricultural loans	429,644	379,531	370,513	382,841	394,843
Other commercial loans	94,013	112,302	95,657	124,076	98,270
Total commercial loans	4,210,049	3,592,023	3,441,184	3,370,511	3,062,526
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	167,847	177,227	185,822	179,302	163,155
Open end and junior lien loans	163,664	186,552	187,030	181,865	169,664
Residential construction and land development loans	12,007	12,966	16,226	13,478	15,015
Total consumer 1-4 family mortgage loans	343,518	376,745	389,078	374,645	347,834
Other consumer loans	103,616	98,617	86,064	74,369	61,308
Total consumer loans	447,134	475,362	475,142	449,014	409,142
Gross loans	4,657,183	4,067,385	3,916,326	3,819,525	3,471,668
Less: Allowance for loan losses	(61,408)	(50,652)	(48,453)	(47,121)	(43,718)
Net deferred loan fees	(8,027)	(1,557)	(1,581)	(1,066)	(741)
Loans, net	$4,587,748	$4,015,176	$3,866,292	$3,771,338	$3,427,209

The ratio of loans to total loans by portfolio segment as of December 31, 2020, 2019, 2018, 2017 and 2016 was as follows:

	2020	2019	2018	2017	2016

Commercial and industrial loans	38.46%	35.08%	35.89%	37.14%	36.54%
Commercial real estate and multi-family residential loans	40.69%	41.14%	40.08%	37.83%	37.47%
Agri-business and agricultural loans	9.23%	9.33%	9.46%	10.02%	11.36%
Other commercial loans	2.02%	2.76%	2.44%	3.25%	2.83%
Consumer 1-4 family mortgage loans	7.38%	9.26%	9.93%	9.81%	10.02%
Other consumer loans	2.22%	2.43%	2.20%	1.95%	1.78%
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

In 2020, net loan balances increased by $572.6 million to $4.588 billion, which excludes approximately $117.6 million in loans originated for sale. PPP loans of $412.0 million are included in non-working capital loans of commercial and industrial loans. In 2019, net loan balances increased by $148.9 million to $4.015 billion, which excludes approximately $66.0 million in loans originated for sale. In 2018, net loan balances increased by $95.0 million to $3.866 billion, which excludes approximately $49.8 million in loans originated for sale and $316,000 transferred to other real estate in 2018.

The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This higher percentage of commercial loans to the total portfolio was a result of the Company’s long standing strategic plan that is focused on organic expansion and growth in commercial loans. Commercial and industrial loans together with owner-occupied commercial real estate loans represent 52.4% and 49.2% of total loans as of December 31, 2020 and 2019, respectively. The owner-occupied commercial real estate loans tend to represent the real estate holding of our commercial and industrial loan customers. Another significant loan segment are loans to the agri-business sector, which has resulted in the Company becoming one of the largest agricultural lenders in the State of Indiana.

The residential construction and land development loans class included construction loans totaling $7.2 million, $8.1 million, $12.5 million, $10.0 million and $11.4 million as of December 31, 2020, 2019, 2018, 2017 and 2016. Declines in consumer loans during 2020 resulted from paydowns due to borrower excess liquidity generated from mortgage refinancing activity. The Bank generally sells conforming mortgage loans which it originates on the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

Repricing opportunities of the loan portfolio occur either according to predetermined float rate indices, adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2020:

		Commercial
		Real Estate
		and	Agri-business		Consumer
	Commercial and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Total	Percent
Within one year	$732,882	$438,721	$152,718	$18,415	$11,006	$34,097	$1,387,839	29.80%
After one year, within five years	940,964	878,587	172,161	35,239	65,615	41,129	2,133,695	45.81
Over five years	111,639	572,659	104,337	40,359	266,280	28,390	1,123,664	24.13
Nonaccrual loans	5,893	5,047	428	0	617	0	11,985	0.26
Total loans	$1,791,378	$1,895,014	$429,644	$94,013	$343,518	$103,616	$4,657,183	100.00%

At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Based upon the table above, all loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2020 amounted to $1.611 billion and $1.655 billion, respectively.

Paycheck Protection Program

As of December 31, 2020, 900 loans with an aggregate principal amount of $142 million, representing 37% of the 2,409 total PPP loans originated with an aggregate amount of $570.5 million, were forgiven during the fourth quarter. In addition, the Company had submitted an additional 10% of the total PPP loans originated in 2020, totaling $159.3 million, to the Small Business Administration (SBA) for forgiveness as of year-end. As of February 17, 2021, 1,527, or 63%, of the total PPP loans originated in 2020 totaling $232.7 million, were forgiven and $198.1 million, or 35%, had been submitted to the SBA for forgiveness. Additionally, the Company has started accepting, submitting and funding loan applications for the second round of PPP loans. As of February 17, 2021, the Company had received 776 applications for second round PPP loans totaling $133.7 million. Of these applications, 531, or 68%, had been approved by the SBA and 56, or 7%, were submitted and awaiting SBA approval. PPP round two loans totaling $104.0 million have been approved by the SBA and an additional $13.2 million in PPP loans have been submitted to the SBA for approval.

During the third quarter, the Company began to process PPP loan forgiveness applications for its customers and in November 2020, the SBA began to approve forgiveness applications. In addition, the Bank has engaged a third-party Fintech technology partner to assist the bank and its customers to automate the forgiveness application process. This application will also be used for the second round of PPP loan originations and forgiveness. Most of the PPP loans are for existing customers and 51% of the number of PPP loans are for amounts less than $50,000. As of December 31, 2020, the Bank has submitted 1,145 loan forgiveness applications to the SBA in the amount of $300 million, which represented 48% of total PPP loans originated. The SBA has approved forgiveness for 900 loans in the amount of $142 million.

Bank Owned Life Insurance

Bank owned life insurance increased by $11.4 million to $95.2 million at December 31, 2020 and by $6.7 million to $83.8 million at December 31, 2019 from $77.1 million at December 31, 2018. The increases during 2020 and 2019 were primarily due to the purchase of additional life insurance policies on officers of the Bank. Bank owned life insurance provides investment income from the securities the life insurance is invested in and offsets benefit plan expenses.

Sources of Funds

The average daily deposits and borrowings together with the average rates paid on those deposits and borrowings for the years ended December 31, 2020, 2019 and 2018 are summarized in the following table:

							% Balance Change
	2020		2019		2018		From Prior Year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2020	2019
Noninterest bearing demand deposits	$1,309,902	0.00%	$944,118	0.00%	$858,027	0.00%	38.74%	10.03%
Savings and transaction accounts:
Savings deposits	270,010	0.08	240,293	0.11	257,959	0.13	12.37	(6.85)
Interest bearing demand deposits	1,862,077	0.50	1,669,045	1.56	1,475,776	1.22	11.57	13.10
Time deposits:
Deposits of $100,000 or more	946,569	1.64	1,111,172	2.30	1,236,528	1.83	(14.81)	(10.14)
Other time deposits	262,040	1.66	277,896	1.92	265,604	1.51	(5.71)	4.63
Total deposits	$4,650,598	1.35%	$4,242,524	1.35%	$4,093,894	1.10%	9.62%	3.63%
FHLB advances and other borrowings	96,642	0.78	92,106	3.27	146,640	1.90	4.92	(37.19)
Total funding sources	$4,747,240	0.63%	$4,334,630	1.39%	$4,240,534	1.12%	9.52%	2.22%

Time deposits as of December 31, 2020 will mature as follows:

	$100,000	$100,000		% of
(dollars in thousands)	or more	or less	Total	Total
Within three months	$180,119	$41,495	$221,614	21.62%
Over three months, within six months	136,132	41,703	177,835	17.35
Over six months, within twelve months	278,836	78,774	357,610	34.90
Over twelve months	190,150	77,610	267,760	26.13
Total time certificates of deposit	$785,237	$239,582	$1,024,819	100.00%

Deposits

Total deposits increased by $903.0 million to $5.037 billion, comparing December 31, 2020 to December 31, 2019. The growth in deposits consisted of $1.002 billion in core deposit growth offset by a decrease of $98.5 million in brokered deposits. Total deposit growth was led by an increase of $664.3 million in commercial deposits. In addition, retail deposits increased by $301.9 million while public funds deposits increased by $35.3 million. The growth in deposits in 2020 resulted primarily from increased deposit balances from new and existing customers, as well as a decreased utilization of brokered deposits. Deposit growth was impacted by excess liquidity on customer balance sheets resulting from PPP loans, due to both economic stimulus payments made to retail customers and an increase in savings rates. Core deposit growth enabled the Company to reduce reliance on public funds and wholesale funding during 2020.

Total deposits increased by $89.8 million to $4.134 billion, comparing December 31, 2019 to December 31, 2018. The growth in deposits consisted of $141.1 million in core deposit growth offset by a decrease of $51.4 million in brokered deposits. Total deposit growth was led by an increase of $200.6 million in commercial deposits. In addition, retail deposits increased by $28.9 million while public funds deposits decreased by $88.4 million. The growth in deposits in 2019 resulted from increased deposit balances from new and existing customers, as well as a decreased utilization of brokered deposits. Core deposit growth enabled the Company to reduce reliance on wholesale funding during 2019.As previously noted, 23% of the Company’s deposit base is attributable to public fund entities which primarily represent customers in the Company’s geographic footprint. A shift in funding away from public fund deposits could require the Company to execute alternative funding plans under the Contingency Funding Plan discussed in further detail under “Liquidity Risk” below. The following table presents total deposits by portfolio segment as of December 31, 2020, 2019 and 2018:

(dollars in thousands)	2020		2019		2018
Retail	$1,919,040	38.1%	$1,617,133	39.1%	$1,588,225	39.3%
Commercial	1,940,306	38.5%	1,276,047	30.9%	1,075,419	26.6%
Public funds	1,162,457	23.0%	1,127,111	27.2%	1,215,533	30.1%
Core deposits	5,021,803	99.6%	4,020,291	97.2%	3,879,177	96.0%
Brokered deposits	15,002	0.4%	113,528	2.8%	164,888	4.0%
Total deposits	$5,036,805	100.0%	$4,133,819	100.0%	$4,044,065	100.0%

FHLB Advances and Other Borrowings

During 2020, average total short-term borrowings decreased by $27.0 million to $34.3 million, primarily due to lower short-term FHLB borrowings. Ending balances of short-term and miscellaneous borrowings decreased $159.5 million during 2020 to $10.5 million. The decrease was due to the payoff of outstanding short-term FHLB borrowings. During 2020, the Company utilized $10.5 million of its holding company $30.0 million revolving line of credit in connect with its share repurchase activity. Short-term FHLB borrowings are used to fund short-term balance sheet growth due to the flexible nature of the financial instrument and allows the Company to prudently lend to commercial or retail borrowers when opportunities are presented. Average total long-term borrowings increased by $31.5 million to $62.3 million, primarily due to a $75.0 million long-term FHLB borrowing and the repayment of the Company’s subordinated debentures in December 2019.

During 2019, average total short-term borrowings decreased by $54.5 million to $61.3 million, primarily due to the discontinuance of securities sold under agreements to repurchase products in 2019. In addition, on December 30, 2019, the Company redeemed $30.0 million of subordinated debentures priced at three-month LIBOR plus 305 basis points. Ending balances of total short- term borrowings decreased $75.6 million during 2019 to $170.0 million, due to decreases in securities sold under agreements to repurchase.

Capital

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and continuing growth in loans. Capital is used primarily to fund continued organic loan growth and to support dividends per share to shareholders. The Company had a total risk-based capital ratio of 14.7%, a Tier I risk-based capital ratio of 13.4% and a common Tier 1 risk-based capital ratio of 13.4% as of December 31, 2020. These ratios met or exceeded the Federal Reserve Bank’s “well-capitalized” minimums of 10.0%, 8.0% and 6.5%, respectively. The Company also had a Tier 1 leverage ratio of 10.9% and a tangible equity ratio of 11.2%. See Note 16 – Capital Requirements for more information.

The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 9.9% to $657.2 million as of December 31, 2020 from $598.1 million as of December 31, 2019. The Company earned $84.3 million in 2020 and $87.0 million in 2019. The Company declared cash dividends of $1.20 per share in 2020, which decreased equity by $30.6 million. The Company declared cash dividends of $1.16 per share in 2019, which decreased equity by $29.7 million. The change in accumulated other comprehensive income was due to changes in the fair values of available-for-sale securities and the defined benefit pension which increased equity by $15.7 million in 2020 compared to an increase of $18.3 million in 2019. The impact to equity due to other comprehensive income is not included in regulatory capital. In addition, during 2020 the

Company repurchased 289,101 shares of its common stock for $10.0 million. Share repurchases under the repurchase plan were suspended in March of 2020 with $20.0 million of authorization remaining under the plan.

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

Investment Portfolio

The Company’s investment portfolio consists of government agencies and municipal bonds subject to an investment security policy that is approved annually by the Board. During 2020, purchases in the securities portfolio consisted of primarily municipal bonds, agency securities and mortgage-backed securities. As of December 31, 2020, the Company’s investment in U.S government sponsored mortgage-backed securities represented approximately 43% of total securities consisting of Collateralized Mortgage Obligations, Commercial Mortgage-Backed Securities and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company in 2020 were within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. Municipal securities represent 52% of total securities as of December 31, 2020 and were rated investment grade at the time of purchase and continue to be rated investment grade. The Company uses analytics provided by its third party portfolio advisor to evaluate and monitor credit risk for all investments on a quarterly basis. Based upon these analytics as of December 31, 2020, the securities in the available-for-sale portfolio had approximately a 3.1 year effective duration. The analysis indicated a negative 11.87% change in market value in the event of a 300 basis point upward, instantaneous rate shock and an approximate positive 2.85% change in market value in the event of a 100 basis point downward, instantaneous rate shock. As of December 31, 2020, all mortgage-backed securities were performing in a manner consistent with management’s ALCO modeled expectations at time of purchase.

Loan Portfolio

The Company has a relatively high percentage of commercial and commercial real estate loans extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area and by obtaining loan guarantees.

There were no loan concentrations within industries, which exceeded ten percent of total loans, except commercial real estate and manufacturing. Commercial real estate was $1.895 billion, or 40.7%, of total loans and manufacturing was $510.8 million, or 11.0%, of total loans at December 31, 2020. The Company’s in-house lending limit was raised from $30.0 million to $40.0 million during 2020. Manufacturing loans are included in the commercial and industrial loans total and are well diversified by industry. Agri- business and agricultural loans represent 9.2% of total loans as of December 31, 2020 and are not concentrated to any agricultural sector. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its geographic market areas and to diverse industries.

The following is a summary of nonperforming loans as of December 31, 2020, 2019, 2018, 2017 and 2016.

(dollars in thousands)	2020	2019	2018	2017	2016
Commercial and industrial loans
Past due accruing loans (90 days or more)	$—	$—	$—	$—	$—
Nonaccrual loans(1)	5,893	12,518	3,822	4,922	2,224
Subtotal nonperforming loans	5,893	12,518	3,822	4,922	2,224
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	—	—	—	—	—
Nonaccrual loans(1)	5,047	4,056	2,269	3,621	3,723
Subtotal nonperforming loans	5,047	4,056	2,269	3,621	3,723
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	—	—	—	—	—
Nonaccrual loans(1)	428	444	283	282	283
Subtotal nonperforming loans	428	444	283	282	283
Other commercial loans
Past due accruing loans (90 days or more)	—	—	—	—	—
Nonaccrual loans(1)	—	—	—	—	—
Subtotal nonperforming loans	—	—	—	—	—
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	116	45	—	6	53
Nonaccrual loans(1)	618	1,640	891	341	409
Subtotal nonperforming loans	734	1,685	891	347	462
Other consumer loans
Past due accruing loans (90 days or more)	—	—	—	—	—
Nonaccrual loans(1)	—	17	—	235	—
Subtotal nonperforming loans	—	17	—	235	—
Total nonperforming loans	$12,102	$18,720	$7,265	$9,407	$6,692

(1)	Includes nonaccrual troubled debt restructured loans.

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate owned and repossessions, the total of which amounted to $12.4 million and $19.0 million at December 31, 2020 and 2019, respectively. Nonperforming loans decreased by $6.6 million during 2020, due primarily to a $3.7 million charge-off resulting from a single commercial manufacturing borrower and due to paydowns of existing nonaccrual loans. As of December 31, 2020, management believed that there were no significant foreseeable losses relating to nonperforming assets, except as discussed below.

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

Total nonperforming loans were $12.1 million, or 0.26% of total loans, at year end 2020 versus $18.7 million, or 0.46% of total loans, at year end 2019. There were 39 loans totaling $20.2 million classified as impaired as of December 31, 2020 versus 54 loans totaling $27.8 million at the end of 2019. The decrease in impaired loans during 2020 resulted primarily from a $3.7 million charge-off resulting from a single commercial manufacturing borrower as well as payments received on impaired credits.

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced below market rates and/or other concessions to market terms are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2020, there were 31 loans totaling $11.7 million renegotiated as troubled debt restructurings of which $5.5 million were modified in 2020. Of these loans, $6.5 million were included in nonaccrual loans in the previous table and the remaining $5.2 million were performing under their modified terms. The increase in troubled debt restructurings during 2020 resulted primarily from the addition of a single commercial relationship. As of December 31, 2019, there were 35 loans totaling $9.1 million renegotiated as troubled debt restructurings of which $35,000 were modified in 2019. Of these loans, $3.2 million were included in nonaccrual loans in the previous table and the remaining $5.9 million were performing under their modified terms. The Company has no commitments to lend additional funds to any of the borrowers.

The following is a summary of the loan loss experience for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.

(dollars in thousands)	2020	2019	2018	2017	2016
Amount of loans outstanding, net of deferred fees, December 31,	$4,649,156	$4,065,828	$3,914,745	$3,818,459	$3,470,927
Average daily loans outstanding during the year ended December 31,	$4,424,472	$3,974,532	$3,843,912	$3,610,908	$3,225,635
Allowance for loan losses, January 1,	$50,652	$48,453	$47,121	$43,718	$43,610
Loans charged-off:
Commercial and industrial loans	4,524	1,447	5,215	842	801
Commercial real estate and multi-family residential loans	72	17	491	406	566
Agri-business and agricultural loans	—	—	—	—	—
Other commercial loans	—	—	—	—	—
Consumer 1-4 family mortgage loans	141	110	48	53	478
Other consumer loans	516	336	357	259	210
Total loans charged-off	5,253	1,910	6,111	1,560	2,055
Recoveries of loans previously charged-off:
Commercial and industrial loans	428	459	752	1,053	461
Commercial real estate and multi-family residential loans	315	161	30	671	336
Agri-business and agricultural loans	—	8	42	23	19
Other commercial loans	—	—	—	—	—
Consumer 1-4 family mortgage loans	333	123	108	99	107
Other consumer loans	163	123	111	117	90
Total recoveries	1,239	874	1,043	1,963	1,013
Net loans charged-off (recovered)	4,014	1,036	5,068	(403)	1,042
Provision for loan loss charged to expense	14,770	3,235	6,400	3,000	1,150
Balance, December 31,	$61,408	$50,652	$48,453	$47,121	$43,718

Ratio of net charge-offs during the period to average daily loans outstanding:
Commercial and industrial loans	0.09%	0.02%	0.11%	0.00%	0.01%
Commercial real estate and multi-family residential loans	0.00	0.00	0.01	(0.01)	0.01
Agri-business and agricultural loans	0.00	0.00	0.00	0.00	0.00
Other commercial loans	0.00	0.00	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	0.00	0.00	0.00	0.00	0.01
Other consumer loans	0.00	0.01	0.01	0.00	0.00
Total ratio of net charge-offs (recoveries)	0.09%	0.03%	0.13%	(0.01)%	0.03%
Ratio of allowance for loan losses to nonperforming loans	507.42%	270.58%	667.40%	500.91%	653.31%

The following is a summary of the allocation for loan losses as of December 31, 2020, 2019, 2018, 2017 and 2016.

(dollars in thousands)	2020	2019	2018	2017	2016
Allocated allowance for loan losses:
Commercial and industrial loans	$28,333	$25,789	$22,518	$21,097	$20,272
Commercial real estate and multi-family residential loans	22,907	15,796	15,393	14,714	13,452
Agri-business and agricultural loans	3,043	3,869	4,305	4,920	3,532
Other commercial loans	416	447	368	577	461
Consumer 1-4 family mortgage loans	2,619	2,086	2,292	2,768	2,827
Other consumer loans	951	345	283	379	387
Total allocated allowance for loan losses	58,269	48,332	45,159	44,455	40,931
Unallocated allowance for loan losses	3,139	2,320	3,294	2,666	2,787
Total allowance for loan losses	$61,408	$50,652	$48,453	$47,121	$43,718

At December 31, 2020, the allowance for loan losses was 1.32% of total loans outstanding, versus 1.25% of total loans outstanding at December 31, 2019. The allowance for loan losses was 1.45% of total loans outstanding, excluding PPP loans of $412.0 million, as of December 31, 2020. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for loan losses calculation. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions fail to recover or continue to deteriorate due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

At December 31, 2020, on the basis of management’s review of the loan portfolio, the Company had 96 credits totaling $286.1 million on the classified loan list versus 103 credits totaling $180.2 million on December 31, 2019. The increase in classified loans during 2020 reflects the challenges some of the Company’s borrowers are experiencing, particularly in the hotel and entertainment industries. As of December 31, 2020, the Company had $251.9 million of assets classified as Special Mention, $34.3 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $96.6 million, $84.6 million, $0 and $0, respectively, at December 31, 2019. The balances reported in Note 4 – Allowance for Loan Losses and Credit Quality include deferred fees and costs.

Included in the classified loan amounts for December 31, 2020 above were the following troubled debt restructured loans: 12 mortgage loans totaling $1.1 million with total allocations of $220,000 and 12 commercial loans totaling $8.9 million with total allocations of $4.1 million. Included in the classified loan amounts for December 31, 2019 above were the following troubled debt restructured loans: 17 mortgage loans totaling $1.1 million with total allocations of $247,000, and 18 commercial loans totaling $8.0 million with total allocations of $2.3 million.

In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due at the time of deferral were not considered trouble debt restructurings as of December 31, 2020. This provision was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. Management continues to monitor these deferrals and has adequately considered these credits in the December 31, 2020 allowance for loan losses balance.

As of February 17, 2021, nine borrowers with loans outstanding of $20.8 million were in their second deferral period and 11 borrowers with loans outstanding of $40.2 million were in their third deferral period, most of which were additional 90-day deferrals. Additionally, 14 borrowers with loans outstanding of $26.6 million were in their fourth-deferral period. Of the fourth deferral borrowers, two represented 89% of the fourth deferral population and were commercial real estate nonowner occupied loans supported by adequate collateral and personal guarantors and consist of loans to the hotel and accommodation industry.

The company’s retail loan portfolio is comprised of 1-4 family mortgage loans, home equity lines of credit and other direct and indirect installment loans. A third-party vendor manages the company’s retail and commercial credit card program and the company does not have any balance sheet exposure with respect to this program except for nominal recourse on limited commercial card accounts.

Total Loan Deferrals
	Peak				% change from
	June 17, 2020	June 30, 2020	December 31, 2020	February 17, 2021	Peak
Borrowers	487	384	49	50	(90)%

Amount	$737	$653	$101	$102	(86)%
(in millions)
% of Total Loan Portfolio	16%	15%	2%	2%	NA

Total Commercial Loan Deferrals
	Peak				% change from
	June 17, 2020	June 30, 2020	December 31, 2020	February 17, 2021	Peak
Borrowers	351	322	22	24	(93)%

Amount	$730	$647	$98	$100	(86)%
(in millions)
% of Commercial Loan Portfolio	18%	16%	2%	2%	NA

Total Retail Loan Deferrals
	Peak				% change from
	June 17, 2020	June 30, 2020	December 31, 2020	February 17, 2021	Peak
Borrowers	136	62	27	26	(81)%

Amount	$7	$6	$3	$2	(71)%
(in millions)
% of Retail Loan Portfolio	2%	1%	1%	1%	NA

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

The allowance for loan losses increased 21.2%, or $10.7 million, from $50.7 million at December 31, 2019 to $61.4 million at December 31, 2020 due to the increased risk in the loan portfolio resulting from the impact of COVID-19 on the economy. Pooled loan allocations increased $12.3 million from $37.9 million at December 31, 2019 to $50.2 million at December 31, 2020, which was primarily due to management’s view of current credit quality, the current economic environment, the impacts of COVID-19 and loan growth. The unallocated component of the allowance for loan losses was $3.1 million at December 31, 2020, which increased from $2.3 million reported at December 31, 2019, and increased primarily due to the high level of uncertainty that exists regarding near term economic conditions. The unallocated component of the allowance for loan losses incorporates the Company’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends and trends in the composition of the Company’s large commercial loan portfolio and related large dollar exposures to individual borrowers.

The Company has experienced growth in total loans over the last several years with growth of $583.3 million, or 14.3%, from December 31, 2019 to December 31, 2020 including $412.0 million in PPP loans, and $151.1 million, or 3.9%, from December 31, 2018 to December 31, 2019. The concentration of this loan growth was in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

Prior to the pandemic, economic conditions in the Company’s markets were stable. During the last nine months some industries have performed well during the pandemic, while others have not. The Company is actively monitoring industries and borrowers impacted by the pandemic. As of March 31, 2020 the initial review identified approximately 19% of the total loan portfolio and included the following industries with their respective percentage of the loan portfolio: recreational vehicle - 4%, nursing home and assisted living - 4%, hotel and accommodations - 2%, self-storage units - 2%, automotive, boating, trailer and truck - 2%, transportation and trucking contractors - 1%, C&I building construction - 1%, restaurants - 2% and entertainment and recreation - 1%. The Company expanded the universe of industries and clients under review to significantly broaden the scope of the semi-annual Loan Portfolio Meetings, in addition to actively working with borrowers on COVID-19 related loan deferral requests. The Company’s December 31, 2020 list of industries under review represents approximately 3.3%, or $141 million, of the total loan portfolio, excluding PPP loans. The current list of industries under review, along with their respective percentage of the loan portfolio, is hotel and accommodations – 2.3%, entertainment and recreation – 0.6% and full-service restaurants – 0.4%, for a total of 3.3% of the total loan portfolio. The Company has no direct exposure to oil and gas and limited exposure to retail shopping centers. The Company’s continued growth strategy promotes diversification among industries, as well as continued focus on enforcement of a strong credit environment and a disciplined approach in loan work-out situations.

Liquidity Risk

Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. Liquidity is monitored and closely managed by the ALCO Committee.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run- off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. The cash flow from the securities portfolio is expected to provide approximately $126.4 million of potential contingent funding in 2021.

The Company has approval of $2.774 billion in secondary funding sources available as of December 31, 2020, of which $90.0 million was utilized. The Company had $350.0 million of availability in federal funds lines with eleven correspondent banks, none of which was drawn on as of December 31, 2020. The Company has Board approval to borrow up to $800.0 million at the FHLB, but, given the Company’s current collateral structure and outstanding borrowings as of December 31, 2020, the Company could have only borrowed up to $317.3 million under this authority based on utilization of $75.0 million of advances at December 31, 2020. The Company also has additional collateral that could be pledged to the FHLB of $191.8 million as of December 31, 2020 to generate additional liquidity. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $490.4 million given its current collateral structure at the Federal Reserve Bank discount window program and the terms of these facilities at December 31, 2020, with no balances outstanding at December 31, 2020. During 2020 the Company also completed the actions required to activate participation in the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (PPPLF); however, of the $412.0 million in eligible PPP loans there were no PPP loans pledged to the PPPLF as of December 31, 2020. The Company also has established relationships in the brokered time deposit and brokered money market sectors, as well as the IntraFi Network CD Option One-Way Buy program, to access these funds when desired with settlement of funds in one to two weeks’ time. Additionally, during 2020 the Bank entered into agreements with IntraFi Network relative to their Insured Cash Sweep One-Way Buy program. As of December 31, 2020, the total amount available to the Bank via this program was $100.0 million, of which $10.0 million was drawn on. The Bank is also a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the Exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an ‘offer’ out to sell that day. As of December 31, 2020, the total amount approved for Lake City Bank via AFX banks was $394.0 million and none was outstanding at year end.

The Company had all of its securities in the available-for-sale portfolio at December 31, 2020, allowing the Company maximum flexibility to sell securities to meet funding demands. Management believes the majority of the securities in the available- for-sale portfolio are of high quality and marketable. Approximately 48% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

The Company has a formalized Contingency Funding Plan (“CFP”). The Board and management recognize the importance of liquidity during times of normal operations and in times of stress. The CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, the Federal Reserve Bank, brokered deposits, one-way buy products via the IntraFi Network (CD Option and ICS) and Fed Funds. The CFP also addresses the Bank’s ability to liquidate its securities portfolio. The CFP funding sources at the Holding Company level include a holding company committed line of credit, as well as the ability to transfer securities from the investment subsidiary of the Bank to the Company. The Company’s committed line of credit has availability up to $30.0 million, of which $10.5 million was drawn up as of December 31, 2020. The line of credit was subsequently repaid in January of 2021.

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

The following table discloses information on the maturity of the Company’s contractual long-term obligations as of December 31, 2020.

	Payments Due by Period
		One year			After 5
(dollars in thousands)	Total	or less	1-3 years	3-5 years	years
Operating leases	$5,277	$581	$1,201	$1,262	$2,233
Pension and SERP plans	2,768	343	661	596	1,168
Total contractual long-term cash obligations	$8,045	$924	$1,862	$1,858	$3,401

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

The following table discloses information on the maturity of the Company’s commitments.

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
(dollars in thousands)	Committed	or less	year
Unused loan commitments	$2,006,277	$1,223,143	$783,134
Standby letters of credit	53,797	49,164	4,633
Total commitments and letters of credit	$2,060,074	$1,272,307	$787,767

Interest Rate Risk

Interest rate risk is the risk that the estimated fair value of the Company’s assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest bearing assets on December 31, 2020 and using changes in the interest rate environment over a one-year period, the net interest margin could be expected to decline in a falling interest rate environment and increase in a rising interest rate environment. Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board.

During 2020 the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) reduced interest rates by a combined 150 basis points on two different occasions in March. The effect of these combined decreases lowered the target federal funds rate back to the zero-bound range of 0% - .25%. At the FOMC meeting in December 2020 rates were left unchanged. At that time the Committee was more optimistic in regards to the economy than reported with their previously issued economic projections, but did continue to clearly state that the path of the economy will depend significantly on the course of the COVID-19 virus and pandemic. The updated economic projections released at the December meeting project no rate changes in 2021, 2022 and 2023; conversely, the longer run Fed median forecast for the federal funds rate was left unchanged at 2.50%. The combined result of the decrease in the yield on earning assets offset by a decrease in the cost of funding earning assets led to decrease in the net interest margin from 3.38% for 2019 to 3.19% for 2020 given the Company’s asset sensitive balance sheet. The Company’s yield on earning assets decreased 90 basis points during 2020. Contributing to this decrease was the full year impact of the combined 75 basis point FOMC rate decrease made during the second half of 2019 and the 150 basis point decrease made in March 2020. The commercial loan portfolio represents 90% of the total loan portfolio. Approximately 62% of the commercial loan portfolio are variable rate loans which are primarily indexed to 30 day LIBOR, prime and FHLB indices. The rate paid on deposit accounts and purchased funds decreased 76 basis points for 2020 mainly due to decreased rates paid on public fund accounts, including transactional accounts and time deposit accounts, as these accounts are typically more sensitive to interest rates. Deposit rates also decreased due to the rates paid on various other transactional and time deposit accounts due to the Company’s proactive reduced pricing structure implemented early in 2020 to offset the FOMC easing. The realized decrease in the rate paid on deposit accounts and purchased funds was benefited by an increase in the average balance of non-interest bearing demand deposit accounts for 2020 verses 2019, which was largely influenced by PPP loan proceeds deposited into borrower checking and savings accounts at the Bank as well as an overall increase in the savings rate.

Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2021 in response to the COVID-19 pandemic, economic conditions and geopolitical concerns, the results of any of the new administration’s changes to economic policy and laws, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services. In general, we expect loans to reprice quicker than deposits in a rising and falling rate environment as quantified in the sensitivity to market rates table in Item 7A.

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

The following table provides information regarding the Company’s financial instruments that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company’s assumptions relative to the impact of interest-rate fluctuations on the prepayment of certain commercial, residential and home equity loans and mortgage-backed securities. Core deposits such as noninterest bearing deposits, interest bearing checking, savings and money market deposits that have no contractual maturity, are shown based on management’s judgment and historical experience that indicates some portion of the balances are retained over time. Weighted-average variable rates are based upon rates existing at the reporting date.

	2020
	Principal/Notional Amount Maturing in:
								Fair
								Value
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2020
Rate sensitive assets:
Fixed interest rate loans	$682,650	$744,916	$188,175	$90,037	$56,469	$36,001	$1,798,248	$1,818,445
Average interest rate	4.06%	3.30%	4.33%	4.29%	4.03%	4.48%
Variable interest rate loans	$1,539,323	$392,625	$310,594	$167,826	$111,063	$329,477	$2,850,908	$2,812,123
Average interest rate	3.20%	3.30%	3.23%	3.16%	2.95%	2.98%
Total loans	$2,221,973	$1,137,541	$498,769	$257,863	$167,532	$365,478	$4,649,156	$4,630,568
Average interest rate	3.46%	3.30%	3.65%	3.56%	3.32%	3.13%
Fixed interest rate securities	$158,481	$83,295	$55,558	$34,134	$41,919	$324,047	$697,434	$734,361
Average interest rate	2.40%	2.22%	2.07%	2.03%	2.51%	2.56%
Variable interest rate securities	$133	$95	$69	$50	$36	$89	$472	$484
Average interest rate	4.19%	4.19%	4.19%	4.19%	4.19%	4.19%
Other interest-bearing assets	$175,470	$0	$0	$0	$0	$0	$175,470	$175,470
Average interest rate	0.11%	0.00%	0.00%	0.00%	0.00%	0.00%
Total earning assets	$2,556,057	$1,220,931	$554,396	$292,047	$209,487	$689,614	$5,522,532	$5,540,883
Average interest rate	3.17%	3.23%	3.49%	3.38%	3.15%	2.87%
Rate sensitive liabilities:
Noninterest bearing checking	$311,142	$133,577	$119,008	$106,125	$94,470	$774,009	$1,538,331	$1,538,331
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$564,519	$223,764	$192,026	$165,853	$144,034	$1,183,459	$2,473,655	$2,473,655
Average interest rate	0.27%	0.26%	0.26%	0.26%	0.26%	0.27%
Time deposits	$757,200	$195,563	$27,767	$34,086	$9,293	$910	$1,024,819	$1,033,095
Average interest rate	1.12%	0.88%	2.34%	2.45%	1.27%	0.93%
Total deposits	$1,632,861	$552,904	$338,801	$306,064	$247,797	$1,958,378	$5,036,805	$5,045,081
Average interest rate	0.61%	0.42%	0.34%	0.41%	0.20%	0.16%
Fixed interest rate borrowings	$0	$0	$0	$0	$0	$75,000	$75,000	$68,967
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.39%
Variable interest rate borrowings	$10,500	$0	$0	$0	$0	$0	$10,500	$10,500
Average interest rate	1.75%	0.00%	0.00%	0.00%	0.00%	0.00%
Total funds	$1,643,361	$552,904	$338,801	$306,064	$247,797	$2,033,378	$5,122,305	$5,124,548
Average interest rate	0.62%	0.42%	0.34%	0.41%	0.20%	0.16%
Interest rate sesitivity gap by period	$912,696	$668,027	$215,595	$(14,017)	$(38,310)	$(1,343,764)
Cumulative rate sensitivity gap	$912,696	$1,580,723	$1,796,318	$1,782,301	$1,743,991	$400,227
Cumulative rate sensitivity ratio
at December 31, 2020	155.5%	220.8%	163.6%	95.4%	84.5%	33.9%
at December 31, 2019	129.6%	189.9%	196.8%	161.0%	99.0%	38.8%

The Company utilizes computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company’s asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools: GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling, which are constructed, presented and monitored quarterly. Management believes that the Company’s liquidity and interest sensitivity position at December 31, 2020, remained adequate to meet the Company’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places a greater level of credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company’s management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2020 for the next 12 months using a scenario in which interest rates remained unchanged was a negative 0.99% of earning assets.

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

Results for the base, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at December 31, 2020. The net interest income shown represents cumulative net interest income over a twelve-month time horizon.

		Falling	Rising	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(25 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
Net interest income	$170,691	$168,561	$172,929	$175,296	$179,891	$190,386	$200,758
Variance from Base		$(2,130)	$2,238	$4,605	$9,200	$19,695	$30,067
Percent of change from Base		(1.25)%	1.31%	2.70%	5.39%	11.54%	17.61%

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

Stockholders and Board of Directors

Lakeland Financial Corporation

Warsaw, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Loan Losses – Qualitative Factors

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation account that reflects the Company’s estimation of probable incurred losses in its loan portfolio.  The allowance for loan losses was $61,408,000 at December 31, 2020, which consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific component”), representing $8,041,000, and the valuation allowance for loans collectively evaluated for impairment (“general component”), representing $53,367,000. The general component is based on the Company’s historical loss experience over the most recent three years subject to a floor, adjusted for qualitative factors.

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
o

Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the qualitative factors and the resulting allocation to the allowance.  Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently from period to period.

o	Evaluating the qualitative factors year over year for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.
o	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Crowe LLP

We have served as the Company’s auditor since 1983.

South Bend, Indiana

February 23, 2021

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

December 31	2020	2019
ASSETS
Cash and due from banks	$74,457	$68,605
Short-term investments	175,470	30,776
Total cash and cash equivalents	249,927	99,381

Securities available-for-sale (carried at fair value)	734,845	608,233
Real estate mortgage loans held-for-sale	11,218	4,527

Loans, net of allowance for loan losses of $61,408 and $50,652	4,587,748	4,015,176

Land, premises and equipment, net	59,298	60,365
Bank owned life insurance	95,227	83,848
Federal Reserve and Federal Home Loan Bank Stock	13,772	13,772
Accrued interest receivable	18,761	15,391
Goodwill	4,970	4,970
Other assets	54,669	41,082
Total assets	$5,830,435	$4,946,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest bearing deposits	$1,538,331	$983,307
Interest bearing deposits	3,498,474	3,150,512
Total deposits	5,036,805	4,133,819

Borrowings
Federal Home Loan Bank advances	75,000	170,000
Miscellaneous borrowings	10,500	—
Total borrowings	85,500	170,000

Accrued interest payable	5,959	11,604
Other liabilities	44,987	33,222
Total liabilities	5,173,251	4,348,645

Commitments, off-balance sheet risks and contingencies (Notes 1 and 18)

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,713,408 shares issued and 25,239,748 outstanding as of December 31, 2020
25,623,016 shares issued and 25,444,275 outstanding as of December 31, 2019	114,927	114,858
Retained earnings	529,005	475,247
Accumulated other comprehensive income	27,744	12,059
Treasury stock, at cost (473,660 shares and 178,741 shares as of December 31, 2020 and 2019, respectively)	(14,581)	(4,153)
Total stockholders’ equity	657,095	598,011
Noncontrolling interest	89	89
Total equity	657,184	598,100
Total liabilities and equity	$5,830,435	$4,946,745

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)

Years Ended December 31	2020	2019	2018
NET INTEREST INCOME
Interest and fees on loans
Taxable	$176,538	$196,733	$181,451
Tax exempt	647	951	814
Interest and dividends on securities
Taxable	6,973	8,909	9,717
Tax exempt	8,577	7,127	6,079
Interest on short-term investments	368	1,490	909
Total interest income	193,103	215,210	198,970

Interest on deposits	29,342	57,148	44,913
Interest on borrowings
Short-term	506	1,311	1,143
Long-term	247	1,704	1,643
Total interest expense	30,095	60,163	47,699

NET INTEREST INCOME	163,008	155,047	151,271

Provision for loan losses	14,770	3,235	6,400

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	148,238	151,812	144,871

NONINTEREST INCOME
Wealth advisory fees	7,468	6,835	6,344
Investment brokerage fees	1,670	1,687	1,458
Service charges on deposit accounts	10,110	15,717	15,831
Loan and service fees	10,085	9,911	9,291
Merchant and interchange fee income	2,408	2,641	2,461
Bank owned life insurance income	2,105	1,890	1,244
Interest rate swap fee income	5,089	1,691	475
Mortgage banking income	3,911	1,626	1,150
Net securities gains (losses)	433	142	(50)
Other income	3,564	2,857	2,098
Total noninterest income	46,843	44,997	40,302

NONINTEREST EXPENSE
Salaries and employee benefits	49,413	48,742	47,645
Net occupancy expense	5,851	5,295	5,149
Equipment costs	5,766	5,521	5,243
Data processing fees and supplies	11,864	10,407	9,685
Corporate and business development	3,093	4,371	5,066
FDIC insurance and other regulatory fees	1,707	638	1,701
Professional fees	5,314	4,644	3,798
Other expense	8,197	9,806	7,942
Total noninterest expense	91,205	89,424	86,229

INCOME BEFORE INCOME TAX EXPENSE	103,876	107,385	98,944
Income tax expense	19,539	20,338	18,533
NET INCOME	$84,337	$87,047	$80,411

BASIC WEIGHTED AVERAGE COMMON SHARES	25,469,242	25,588,404	25,288,533

BASIC EARNINGS PER COMMON SHARE	$3.31	$3.40	$3.18

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,573,941	25,758,893	25,727,831

DILUTED EARNINGS PER COMMON SHARE	$3.30	$3.38	$3.13

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

Years Ended December 31	2020	2019	2018
Net income	$84,337	$87,047	$80,411
Other comprehensive income (loss)
Change in securities available -for-sale:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	20,148	23,438	(7,339)
Reclassification adjustment for (gains) losses included in net income	(433)	(142)	50
Net securities gain (loss) activity during the period	19,715	23,296	(7,289)
Tax effect	(4,140)	(4,893)	1,637
Net of tax amount	15,575	18,403	(5,652)
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	(105)	(409)	269
Amortization of net actuarial loss	251	205	266
Net gain (loss) on activity during the period	146	(204)	535
Tax effect	(36)	51	(163)
Net of tax amount	110	(153)	372
Total other comprehensive income (loss), net of tax	15,685	18,250	(5,280)
Comprehensive income	$100,022	$105,297	$75,131

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands, except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity	Interest	Equity

Balance at January 1, 2018	25,025,933	$108,862	$363,794	$(670)	$(3,408)	$468,578	$89	$468,667
Adoption of ASU 2018-02			173	(173)		—		—
Adoption of ASU 2014-09			24			24		24
Adoption of ASU 2016-01			68	(68)		—		—
Net income			80,411			80,411		80,411
Other comprehensive loss, net of tax				(5,280)		(5,280)		(5,280)
Cash dividends declared, $1.00 per share			(25,291)			(25,291)		(25,291)
Treasury shares purchased under deferred
directors’ plan	(9,625)	463			(463)	—		—
Treasury shares sold and distributed under deferred
directors’ plan	5,636	(115)			115	—		—
Stock activity under equity incentive plans	106,829	(2,435)				(2,435)		(2,435)
Stock based compensation expense		5,608				5,608		5,608
Balance at December 31, 2018	25,128,773	$112,383	$419,179	$(6,191)	$(3,756)	$521,615	$89	$521,704
Adoption of ASU 2017-08			(1,327)			(1,327)		(1,327)
Net income			87,047			87,047		87,047
Other comprehensive income, net of tax				18,250		18,250		18,250
Cash dividends declared, $1.16 per share			(29,652)			(29,652)		(29,652)
Cashless exercise of warrants	224,066	—				0		—
Treasury shares purchased under deferred
directors’ plan	(11,481)	515			(515)	—		—
Treasury shares sold and distributed under deferred
directors’ plan	5,699	(118)			118	—		—
Stock activity under equity incentive plans	97,218	(2,109)				(2,109)		(2,109)
Stock based compensation expense		4,187				4,187		4,187
Balance at December 31, 2019	25,444,275	$114,858	$475,247	$12,059	$(4,153)	$598,011	$89	$598,100
Net income			84,337			84,337		84,337
Other comprehensive income, net of tax				15,685		15,685		15,685
Cash dividends declared, $1.20 per share			(30,579)			(30,579)		(30,579)
Treasury shares purchased under share repurchase plan	(289,101)	0			(10,012)	(10,012)		(10,012)
Treasury shares purchased under deferred
directors’ plan	(11,566)	535			(535)	—		—
Treasury shares sold and distributed under deferred
directors’ plan	5,748	(119)			119	—		—
Stock activity under equity incentive plans	90,392	(2,137)				(2,137)		(2,137)
Stock based compensation expense		1,790				1,790		1,790
Balance at December 31, 2020	25,239,748	$114,927	$529,005	$27,744	$(14,581)	$657,095	$89	$657,184

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Years Ended December 31	2020	2019	2018
Cash flows from operating activities:
Net income	$84,337	$87,047	$80,411
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	6,042	5,930	5,654
Provision for loan losses	14,770	3,235	6,400
Net loss on sale and write down of other real estate owned	0	—	16
Amortization of loan servicing rights	772	528	503
Net change in loan servicing rights valuation allowance	715	—	—
Loans originated for sale	(117,600)	(66,008)	(49,816)
Net gain on sales of loans	(4,510)	(2,043)	(1,713)
Proceeds from sale of loans	114,244	64,820	51,715
Net (gain) loss on sale of premises and equipment	86	(3)	1
Net (gain) loss on sales and calls of securities available-for-sale	(433)	(142)	50
Net amortization of available -for-sale securities	3,998	3,947	3,177
Stock based compensation expense	1,790	4,187	5,608
Earnings on life insurance	(2,105)	(1,890)	(1,244)
Gain on life insurance	(730)	(841)	(206)
Tax benefit of stock award issuances	(71)	(529)	(761)
Net change:
Interest receivable and other assets	(6,315)	(4,733)	(3,301)
Interest payable and other liabilities	(7,762)	6,534	8,481
Total adjustments	2,891	12,992	24,564
Net cash from operating activities	87,228	100,039	104,975
Cash flows from investing activities:
Proceeds from sale of securities available- for-sale	8,018	57,114	15,302
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	97,998	67,818	53,817
Purchases of securities available-for-sale	(216,478)	(129,453)	(126,551)
Purchase of life insurance	(10,409)	(5,552)	(423)
Net increase in total loans	(587,377)	(152,119)	(101,670)
Proceeds from sales of land, premises and equipment	658	14	461
Purchases of land, premises and equipment	(5,719)	(7,998)	(7,968)
Proceeds from sales of other real estate owned	0	—	21
Proceeds from life insurance	1,285	1,483	569
Net cash from investing activities	(712,024)	(168,693)	(166,442)
Cash flows from financing activities:
Net increase in total deposits	902,986	89,754	35,410
Net increase (decrease) in short-term borrowings	10,500	(75,555)	174,903
Payments on short-term FHLB borrowings	(170,000)	—	(80,000)
Payments on long-term FHLB borrowings	0	—	(30)
Proceeds from long-term FHLB borrowings	75,000	—	—
Payments on subordinated debentures	0	(30,928)	—
Common dividends paid	(30,566)	(29,639)	(25,278)
Preferred dividends paid	(13)	(13)	(13)
Payments related to equity incentive plan	(2,137)	(2,109)	(2,435)
Purchase of treasury stock	(10,547)	(515)	(463)
Sales of treasury stock	119	118	115
Net cash from financing activities	775,342	(48,887)	102,209
Net change in cash and cash equivalents	150,546	(117,541)	40,742
Cash and cash equivalents at beginning of the year	99,381	216,922	176,180
Cash and cash equivalents at end of the year	$249,927	$99,381	$216,922
Cash paid during the year for:
Interest	$35,740	$58,964	$43,606
Income taxes	19,335	21,035	19,033
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	35	—	316
Property transferred to held for sale	0	—	221
Right-of-use assets obtained in exchange for lease liabilities	0	5,483	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

The consolidated financial statements include Lakeland Financial Corporation (the “Holding Company”) and its wholly owned subsidiaries, Lake City Bank (the “Bank”) and LCB Risk Management, Inc., together referred to as (the “Company”). On December 18, 2006, LCB Investments II, Inc. was formed as a wholly owned subsidiary of the Bank incorporated in Nevada to manage a portion of the Bank’s investment portfolio beginning in 2007. On December 21, 2006, LCB Funding, Inc., a real estate investment trust incorporated in Maryland, was formed as a wholly owned subsidiary of LCB Investments II, Inc. On December 28, 2012, LCB Risk Management, Inc., a captive insurance company incorporated in Nevada, was formed as a wholly owned subsidiary of the Holding Company. All intercompany transactions and balances are eliminated in consolidation.

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

The recorded investment in loans is the loan balance net of unamortized deferred loan fees and costs. The total amount of accrued interest on loans as of December 31, 2020 and 2019 was $14.6 million and $11.5 million.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience, subject to a floor, adjusted for current factors. A detailed analysis is performed on loans that are classified but determined not to be impaired which incorporates different scenarios where the risk that the borrower will be unable or unwilling to repay its debt in full or on time is combined with an estimate of loss in the event the borrower cannot pay to develop non-specific allocations for such loan pools. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years, subject to a floor. This loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of, and trends in, delinquencies and impaired loans; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial and industrial, commercial real estate and multi-family residential, agri-business and agricultural, other commercial, consumer 1-4 family mortgage and other consumer. The risk characteristics of each of the identified portfolio segments are as follows:

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

Investments in Limited Partnerships:

The Company enters into and invests in limited partnerships in order to invest in affordable housing projects to support Community Reinvestment Act activities and secondarily to obtain available tax benefits. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2020 and 2019 were $9.2 million and $6.7 million, respectively and are included with other assets in the consolidated balance sheet. The Company also has a commitment to fund an additional $2.6 million at December 31, 2020 in two of the limited partnerships compared to $1.6 million at December 31, 2019, which is included with other liabilities in the consolidated balance sheet.

Foreclosed Assets:

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2020 and 2019, the balance of other real estate owned was $316,000 and is included with other assets on the consolidated balance sheet.

Land, Premises and Equipment, Net:

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises and improvements assets have useful lives between 5 and 40 years. Equipment and furniture assets have useful lives between 3 and 7 years.

Loan Servicing Rights:

Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking income. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

The carrying value of mortgage servicing rights, which is included with other assets in the consolidated balance sheet, was $3.5 million and $3.8 million as of December 31, 2020 and 2019, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $351.0 million and $337.9 million at December 31, 2020 and 2019. Custodial escrow balances maintained in connection with serviced loans were $1.7 million and $1.6 million at year end 2020 and 2019, respectively.

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

Mortgage Banking Derivatives:

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in fair values of these derivatives are included in mortgage banking income.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The notional amount of the combined interest rate swaps with customers and counterparties at December 31, 2020 and 2019 was $819.1 million and $349.6 million, respectively. The fair value of the interest rate swap asset was $21.8 million and $7.3 million and the fair value of the interest rate swap liability was $21.8 million and $7.9 million at December 31, 2020 and 2019, respectively.

The Company is a party in risk participation transactions of interest rate swaps, which had a total notional amount of $5.0 million at December 31, 2020.

Bank Owned Life Insurance:

At December 31, 2020 and 2019, the Company owned $90.4 million and $79.8 million, respectively, of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2020 and 2019, the Company also owned $4.8 million and $4.0 million, respectively, of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

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

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, restricted stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2020 and 2019 were 473,660 and 178,741 shares, respectively. Common stock that has been purchased under the directors’ deferred compensation plan, described above, is included in the treasury stock total and represented 184,559 and 178,741 shares of treasury stock as of December 31, 2020 and 2019, respectively. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share. During the year ended December 31, 2020, the Company repurchased 289,101 of its common shares at a weighted average price of $34.63 per share. Treasury stock is carried at cost.

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

Restrictions on Cash:

The Federal Reserve Bank eliminated the reserve requirement for all depository institutions in March of 2020. Therefore, the Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2020. The Company was required to have $28.9 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year end 2019. The Company met this requirement for 2019.

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

Adoption of New Accounting Standards:

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted this new accounting standard on January 1, 2020. Adopting this standard did not have an impact on the Company’s financial condition or results of operations.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” These amendments modify the disclosure requirements in Topic 820 as follows:

Removals: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements.

Modifications: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

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

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contact with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. Early adoption is permitted. The Company adopted ASU 2018-15 on January 1, 2020 and it did not have a material impact on its financial condition or results of operations.

Newly Issued But Not Yet Effective Accounting Standards:

In June 2016, the FASB issued guidance related to credit losses on financial instruments. This update, commonly referred to as the CECL methodology, will change the accounting for credit losses on loans and debt securities. Under the new guidance, the Company’s measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required, but still permitted, under GAAP, which delays recognition until it is probable a loss has been incurred. In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods. This guidance is effective, subject to optional delay discussed below, for the Company for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years.

The Company implemented the CECL methodology and ran it concurrently with the historical incurred method. Under a provision provided by the CARES Act, the Company elected to delay the adoption of FASB’s new rule covering the CECL standard. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021. This law extended relief for troubled debt restructurings and provided for further delay of the current expected credit losses adoption under the CARES Act to January 1, 2022, with early adoption permitted. The Company elected to remain on the incurred loan loss methodology for 2020. The Company will adopt the CECL standard during the first quarter of 2021, effective January 1, 2021.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s day one adjustment to the allowance for credit losses will be an increase in the allowance for credit losses of $9.1 million an offset, net of taxes, to stockholders’ equity. The calculation will require approval by the loan review committee and board of directors in accordance with the Company’s internal controls over financial reporting. Additionally, the Company has evaluated the need to recognize an allowance for credit impairment for available-for-sale debt securities. The impact on available-for-sale debt securities is subject to a limitation, which is based on the fair value of the debt securities. When evaluating the credit quality of our existing portfolio, the Company does not expect the allowance for credit impairment for available-for-sale securities to be significant.

The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to the initial adoption will depend on changes in the loan portfolio, economic conditions and refinements to key assumptions including economic forecasting and qualitative factors.

In August 2018, the FASB issued ASU 2018-14 “Compensation — Retirement Benefits — Defined Benefit Plans — General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU updates the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans by adding, clarifying and removing certain disclosures. These amendments are effective for fiscal years ending after December 15, 2020, for public business entities, and are to be applied on a retrospective basis to all periods presented. Management has reviewed the standard and does not anticipate ASU 2018-14 will have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is assessing ASU 2019-12 and its impact on its financial statements.

On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to a planned adoption of reference rates which could include Secured Overnight Financing Rate (“SOFR”), amongst other indexes. The Company has identified loans that will renew prior to 2021 and will obtain updated reference rate language at the time of renewal. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop internal milestones during this transitional period. The Company has adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020. The guidance under ASC-848 will be available for a limited time, generally through December 31, 2022. The Company expects to adopt the LIBOR transition relief allowed under this standard.

Reclassifications:

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE 2 – SECURITIES

Information related to the fair value and amortized cost of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at December 31 is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
2020
U.S. government sponsored agencies	$36,492	$56	$(61)	$36,487
Mortgage-backed securities: residential	270,231	9,289	(17)	279,503
Mortgage-backed securities: commercial	35,877	1,004	—	36,881
State and municipal securities	355,306	26,696	(28)	381,974
Total	$697,906	$37,045	$(106)	$734,845

2019
Mortgage-backed securities: residential	$283,817	$4,751	$(387)	$288,181
Mortgage-backed securities: commercial	36,712	262	(2)	36,972
State and municipal securities	270,480	12,828	(228)	283,080
Total	$591,009	$17,841	$(617)	$608,233

Information regarding the fair value and amortized cost of available-for-sale debt securities by maturity as of December 31, 2020, is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,164	$2,175
Due after one year through five years	11,543	11,850
Due after five years through ten years	35,829	37,960
Due after ten years	342,262	366,476
	391,798	418,461
Mortgage-backed securities	306,108	316,384
Total debt securities	$697,906	$734,845

Security proceeds, gross gains and gross losses for 2020, 2019 and 2018 were as follows:

(dollars in thousands)	2020	2019	2018
Sales of securities available-for-sale
Proceeds	$8,018	$57,114	$15,302
Gross gains	433	279	21
Gross losses	—	(137)	(71)
Number of securities	17	46	29

Securities with carrying values of $382.7 million and $59.3 million were pledged as of December 31, 2020 and 2019, respectively, as collateral for borrowings from the FHLB and Federal Reserve Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of December 31, 2020 and 2019, is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2020
U.S. government sponsored agencies	$19,800	$61	$—	$—	$19,800	$61
Mortgage-backed securities: residential	3	—	3,112	17	3,115	17
Mortgage-backed securities: commercial	—	—	—	—	—	—
State and municipal securities	6,921	28	—	—	6,921	28
Total temporarily impaired	$26,724	$89	$3,112	$17	$29,836	$106

2019
Mortgage-backed securities: residential	$23,436	$112	$14,174	$275	$37,610	$387
Mortgage-backed securities: commercial	4,591	2	—	—	4,591	2
State and municipal securities	14,188	228	—	—	14,188	228
Total temporarily impaired	$42,215	$342	$14,174	$275	$56,389	$617

NOTE 2 – SECURITIES (continued)

The number of securities with unrealized losses as of December 31, 2020 and 2019 is presented below.

	Less than	12 months
	12 months	or more	Total
2020
U.S. government sponsored agencies	3	—	3
Mortgage-backed securities: residential	2	1	3
Mortgage-backed securities: commercial	—	—	—
State and municipal securities	2	—	2
Total temporarily impaired	7	1	8

2019
Mortgage-backed securities: residential	7	6	13
Mortgage-backed securities: commercial	1	—	1
State and municipal securities	11	—	11
Total temporarily impaired	19	6	25

There were no debt securities with credit losses recognized in income during 2020, 2019 or 2018.

Ninety-nine percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are rated above investment grade, except for certain non-local or local municipal securities, which are not rated. For the government, government agencies, government-sponsored agencies and municipal securities, based on credit risk monitoring of municipal securities portfolio, management did not have concerns of credit losses and there was nothing to indicate that full principal will not be received. Management considered any unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell and it is more likely than not that it will not be required to sell these securities before the recovery of their amortized cost basis.

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

NOTE 3 – LOANS

Total loans outstanding as of the years ended December 31, 2020 and 2019 consisted of the following:

(dollars in thousands)	2020	2019
Commercial and industrial loans:
Working capital lines of credit loans	$626,023	$709,849
Non-working capital loans	1,165,355	717,019
Total commercial and industrial loans	1,791,378	1,426,868

Commercial real estate and multi-family residential loans:
Construction and land development loans	362,653	287,641
Owner occupied loans	648,019	573,665
Nonowner occupied loans	579,625	571,364
Multi-family loans	304,717	240,652
Total commercial real estate and multi-family residential loans	1,895,014	1,673,322

Agri-business and agricultural loans:
Loans secured by farmland	195,410	174,380
Loans for agricultural production	234,234	205,151
Total agri-business and agricultural loans	429,644	379,531

Other commercial loans	94,013	112,302
Total commercial loans	4,210,049	3,592,023

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	167,847	177,227
Open end and junior lien loans	163,664	186,552
Residential construction and land development loans	12,007	12,966
Total consumer 1-4 family mortgage loans	343,518	376,745

Other consumer loans	103,616	98,617
Total consumer loans	447,134	475,362
Gross loans	4,657,183	4,067,385
Less: Allowance for loan losses	(61,408)	(50,652)
Net deferred loan fees	(8,027)	(1,557)
Loans, net	$4,587,748	$4,015,176

The recorded investment in loans does not include accrued interest.

The Company had $19,000 and $1.6 million in residential real estate loans in process of foreclosure as of December 31, 2020 and 2019, respectively.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity and balance in the allowance for loan losses by portfolio segment for the year ended December 31, 2020, 2019 and 2018. PPP loans are fully guaranteed by the United States Small Business Administration and have not been allocated for within the allowance for loan losses.

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2020
Beginning balance	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652
Provision for loan losses	6,640	6,868	(826)	(31)	341	959	819	14,770
Loans charged-off	(4,524)	(72)	—	—	(141)	(516)	—	(5,253)
Recoveries	428	315	—	—	333	163	—	1,239
Net loans (charged-off) recovered	(4,096)	243	—	—	192	(353)	—	(4,014)
Ending balance	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2019
Beginning balance	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453
Provision for loan losses	4,259	259	(444)	79	(219)	275	(974)	3,235
Loans charged-off	(1,447)	(17)	—	—	(110)	(336)	—	(1,910)
Recoveries	459	161	8	—	123	123	—	874
Net loans (charged-off) recovered	(988)	144	8	—	13	(213)	—	(1,036)
Ending balance	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2018
Beginning balance	$21,097	$14,714	$4,920	$577	$2,768	$379	$2,666	$47,121
Provision for loan losses	5,884	1,140	(657)	(209)	(536)	150	628	6,400
Loans charged-off	(5,215)	(491)	—	—	(48)	(357)	—	(6,111)
Recoveries	752	30	42	—	108	111	—	1,043
Net loans (charged-off) recovered	(4,463)	(461)	42	—	60	(246)	—	(5,068)
Ending balance	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following tables present balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2020 and 2019:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,310	$1,377	$84	$—	$270	$—	$—	$8,041
Collectively evaluated for impairment	22,023	21,530	2,959	416	2,349	951	3,139	53,367
Total ending allowance balance	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408

Loans:
Loans individually evaluated for impairment	$12,533	$5,518	$428	$—	$1,700	$—	$—	$20,179
Loans collectively evaluated for impairment	1,772,393	1,887,054	429,234	93,912	342,999	103,385	—	4,628,977
Total ending loans balance	$1,784,926	$1,892,572	$429,662	$93,912	$344,699	$103,385	$—	$4,649,156

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,324	$538	$90	$—	$426	$6	$—	$10,384
Collectively evaluated for impairment	16,465	15,258	3,779	447	1,660	339	2,320	40,268
Total ending allowance balance	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652

Loans:
Loans individually evaluated for impairment	$19,580	$4,998	$445	$—	$2,789	$17	$—	$27,829
Loans collectively evaluated for impairment	1,407,246	1,665,842	379,186	112,166	375,210	98,349	—	4,037,999
Total ending loans balance	$1,426,826	$1,670,840	$379,631	$112,166	$377,999	$98,366	$—	$4,065,828

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2020:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$346	$173	$0
Non-working capital loans	2,399	968	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,002	2,930	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	316	236	0
Open end and junior lien loans	5	5	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	433	433	255
Non-working capital loans	11,644	10,959	6,055
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,589	2,588	1,377
Agri-business and agricultural loans:
Loans secured by farmland	145	145	84
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,457	1,459	270
Total	$22,939	$20,179	$8,041

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$22	$22	$—
Non-working capital loans	2,130	735	—
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,189	3,010	—
Agri-business and agricultural loans:
Loans secured by farmland	603	283	—
Loans for ag production	15	15	—
Consumer 1‑4 family loans:
Closed end first mortgage loans	411	330	—
Open end and junior lien loans	121	121	—
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,214	6,214	3,089
Non-working capital loans	13,230	12,609	6,235
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,988	1,988	538
Agri-business and agricultural loans:
Loans secured by farmland	147	147	90
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,643	1,646	363
Open end and junior lien loans	641	640	53
Residential construction loans	51	52	10
Other consumer loans	17	17	6
Total	$30,422	$27,829	$10,384

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2020:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$375	$—	$—
Non-working capital loans	816	21	21
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,156	13	12
Agri-business and agricultural loans:
Loans secured by farmland	283	—	—
Consumer 1-4 family loans:
Closed end first mortgage loans	291	3	2
Open end and junior lien loans	49	—	—
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,433	—	—
Non-working capital loans	11,579	287	287
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,156	30	30
Agri-business and agricultural loans:
Loans secured by farmland	147	—	—
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,557	36	33
Open end and junior lien loans	481	—	—
Residential construction loans	35	—	—
Total	$23,362	$390	$385

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2019:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$176	$9	$9
Non-working capital loans	1,170	40	30
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,354	34	34
Agri-business and agricultural loans:
Loans secured by farmland	283	—	—
Loans for ag production	4	—	—
Consumer 1-4 family loans:
Closed end first mortgage loans	272	3	3
Open end and junior lien loans	133	—	—
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,335	143	81
Non-working capital loans	11,800	448	410
Commercial real estate and multi-family residential loans:
Construction and land development loans
Owner occupied loans	1,849	43	39
Agri-business and agricultural loans:
Loans secured by farmland	147	3	1
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,643	45	43
Open end and junior lien loans	268	—	—
Residential construction loans	9	—	—
Other consumer loans	21	2	1
Total	$26,464	$770	$651

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2018:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$785	$26	$23
Non-working capital loans	1,862	74	68
Commercial real estate and multi-family residential loans:
Construction and land development loans	58	5	4
Owner occupied loans	2,291	36	37
Agri-business and agricultural loans:
Loans secured by farmland	283	—	—
Consumer 1‑4 family loans:
Closed end first mortgage loans	521	13	12
Open end and junior lien loans	205	—	—
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,307	74	12
Non-working capital loans	5,328	138	81
Commercial real estate and multi-family residential loans:
Construction and land development loans	453	26	29
Owner occupied loans	1,631	9	1
Agri-business and agricultural loans:
Loans secured by farmland	12	1	—
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,214	37	36
Open end and junior lien loans	38	—	—
Other consumer loans	47	3	3
Total	$18,035	$442	$306

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 by class of loans:

			Greater than
		30‑89	90 Days Past		Total Past
	Loans Not	Days	Due and Still		Due and
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$625,493	$—	$—	$606	$606	$626,099
Non-working capital loans	1,153,540	—	—	5,287	5,287	1,158,827
Commercial real estate and multi-family residential loans:
Construction and land development loans	361,664	—	—	—	—	361,664
Owner occupied loans	642,527	—	—	5,047	5,047	647,574
Nonowner occupied loans	579,050	—	—	—	—	579,050
Multi-family loans	304,284	—	—	—	—	304,284
Agri-business and agricultural loans:
Loans secured by farmland	194,935	—	—	428	428	195,363
Loans for agricultural production	234,191	108	—	—	108	234,299
Other commercial loans	93,912	—	—	—	—	93,912
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	165,895	877	116	613	1,606	167,501
Open end and junior lien loans	165,094	137	—	5	142	165,236
Residential construction loans	11,962	—	—	—	—	11,962
Other consumer loans	103,240	145	—	—	145	103,385
Total	$4,635,787	$1,267	$116	$11,986	$13,369	$4,649,156

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans:

			Greater than
		30‑89	90 Days Past		Total Past
	Loans Not	Days	Due and Still		Due and
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$703,737	$10	$—	$6,236	$6,246	$709,983
Non-working capital loans	710,557	4	—	6,282	6,286	716,843
Commercial real estate and multi-family residential loans:
Construction and land development loans	286,534	—	—	—	—	286,534
Owner occupied loans	569,303	—	—	4,056	4,056	573,359
Nonowner occupied loans	570,687	—	—	—	—	570,687
Multi-family loans	240,260	—	—	—	—	240,260
Agri-business and agricultural loans:
Loans secured by farmland	173,959	—	—	430	430	174,389
Loans for agricultural production	205,228	—	—	14	14	205,242
Other commercial loans	112,166	—	—	—	—	112,166
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	174,902	1,099	45	827	1,971	176,873
Open end and junior lien loans	187,255	188	—	761	949	188,204
Residential construction loans	12,870	—	—	52	52	12,922
Other consumer loans	98,176	173	—	17	190	98,366
Total	$4,045,634	$1,474	$45	$18,675	$20,194	$4,065,828

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $5.5 million and $2.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2020 and 2019. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

(dollars in thousands)	2020	2019
Accruing troubled debt restructured loans	$5,237	$5,909
Nonaccrual troubled debt restructured loans	6,476	3,188
Total troubled debt restructured loans	$11,713	$9,097

During the year ending December 31, 2020, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

Additional concessions were granted to borrowers during 2020 with previously identified troubled debt restructured loans. There were three commercial and industrial loans with recorded investments totaling $2.2 million where the collateral values or cash flows were insufficient to support the loans. These troubled debt restructured loans with additional concessions decreased the allowance by $45,000 and resulted in no charge-offs for year ending December 31, 2020. These concessions are not included in the table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the year ending December 31, 2020:

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

For the period ending December 31, 2020, the troubled debt restructurings described above had no impact to the allowance and no charge-offs were recorded.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

As of December 31, 2020, total deferrals attributed to COVID-19 were $100.7 million representing 49 borrowers. This represented 2.2% of the total loan portfolio. Of that total 22 were commercial loan borrowers representing $98.2 million in loans, or 2.3% of commercial loans, and 27 were retail loan borrowers representing $2.5 million, or 0.7% of total retail loans. The majority of all loan deferrals were for a period of 90 days. Of the total commercial deferrals attributed to COVID-19, $11.9 million represented a first deferral action, $22.8 million represented a second deferral action, $41.9 million represented a third deferral action and $24.1 million represented a fourth deferral action. Two borrowers represented 90% of the fourth deferral population and were commercial real estate nonowner occupied loans supported by adequate collateral and personal guarantors and consist of loans to the hotel and accommodation industry. All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cashflows are collectable at this time. In accordance with Section 4013 of the CARES Act, these were not considered to be troubled debt restructurings and were excluded from the table above.

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

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

For the period ending December 31, 2019, the working capital line of credit troubled debt restructuring described above had no impact to the allowance and no charge-offs were recorded.

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The following table presents loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31, 2020, 2019 and 2018.

	2020		2019		2018
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Troubled Debt Restructurings that Subsequently Defaulted Commercial and industrial loans:
Non-working capital loans	—	$—	1	$601	—	$—
Total	—	$—	1	$601	—	$—

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$535,071	$81,095	$9,718	$—	$215	$626,099
Non-working capital loans	1,111,989	26,523	14,820	—	5,495	1,158,827
Commercial real estate and multi-family residential loans:
Construction and land development loans	361,664	—	—	—	—	361,664
Owner occupied loans	608,845	31,355	7,374	—	—	647,574
Nonowner occupied loans	547,790	31,260	—	—	—	579,050
Multi-family loans	282,031	22,253	—	—	—	304,284
Agri-business and agricultural loans:
Loans secured by farmland	183,983	10,728	652	—	—	195,363
Loans for agricultural production	185,875	48,424	—	—	—	234,299
Other commercial loans	93,912	—	—	—	—	93,912
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	40,682	—	1,695	—	125,124	167,501
Open end and junior lien loans	8,424	—	5	—	156,807	165,236
Residential construction loans	—	—	—	—	11,962	11,962
Other consumer loans	36,979	253	—	—	66,153	103,385
Total	$3,997,245	$251,891	$34,264	$0	$365,756	$4,649,156

As of December 31, 2020, $412.0 million in Paycheck Protection Program loans were included in the “Pass” category of non-working capital loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration.

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$631,728	$40,551	$37,278	$—	$426	$709,983
Non-working capital loans	673,370	18,782	19,381	—	5,310	716,843
Commercial real estate and multi-family residential loans:
Construction and land development loans	286,534	—	—	—	—	286,534
Owner occupied loans	535,496	14,804	23,059	—	—	573,359
Nonowner occupied loans	569,315	781	591	—	—	570,687
Multi-family loans	240,260	—	—	—	—	240,260
Agri-business and agricultural loans:
Loans secured by farmland	165,005	7,952	1,432	—	—	174,389
Loans for agricultural production	191,489	13,738	15	—	—	205,242
Other commercial loans	112,166	—	—	—	—	112,166
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	47,405	—	1,976	—	127,492	176,873
Open end and junior lien loans	10,845	—	762	—	176,597	188,204
Residential construction loans	—	—	51	—	12,871	12,922
Other consumer loans	27,250	—	17	—	71,099	98,366
Total	$3,490,863	$96,608	$84,562	$—	$393,795	$4,065,828

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

Securities pricing is obtained on securities from a third party pricing service and all security prices are tested annually against prices from another third party provider and reviewed with a market value price tolerance variance that varies by sector: municipal securities +/- 5%, government agency/mbs/cmo +/-3% and U.S. treasuries +/-1%. If any securities fall outside the tolerance threshold and have a variance of $100,000 or more, a determination of materiality is made for the amount over the threshold. Any security that would have a material threshold difference would be further investigated to determine why the variance exists and if any action is needed concerning the security pricing for that individual security. Changes in market value are reviewed monthly in aggregate by security type and any material differences are reviewed to determine why they exist. At least annually, the pricing methodology of the pricing service is received and reviewed to support the fair value levels used by the Company. A detailed pricing evaluation is requested and reviewed on any security determined to be fair valued using unobservable inputs by the pricing service.

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

Impaired loans: Impaired loans with specific allocations of the allowance for loan losses are generally based on the fair value of the underlying collateral if repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of impaired loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 30-70% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: (a) inventory is generally discounted from its cost or book value by 25-75%, depending on the marketability of the goods and ease of transportation; (b) accounts receivable are generally discounted by 40-100% depending on type of receivable, age of valuation, or other estimates of collectability; (c) equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-100% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights:  As of December 31, 2020, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $4.2 million, carried at amortized cost less $715,000 in a valuation reserve, or $3.5 million. These residential mortgage loans have a weighted average interest rate of 3.7%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2020, the constant prepayment speed (“PSA”) used was 204 and discount rate used was 9.4%. At December 31, 2019, the PSA used was 118 and the discount rate used was 9.4%.

At December 31, 2020, the sensitivity of the current fair value of MSRs to an immediate 10% and 20% adverse change in the PSA and discount rate was ($146,000) and ($285,000), respectively for the PSA, and was ($115,000) and ($224,000), respectively for the discount rate. These sensitivities are hypothetical and should not be relied upon. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the value of the MSR is calculated without changing any other assumption; however, in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2020
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. government sponsored agency securities	$—	$36,487	$—	$36,487
Mortgage-backed securities: residential	—	279,503	—	279,503
Mortgage-backed securities: commercial	—	36,881	—	36,881
State and municipal securities	—	381,834	140	381,974
Total Securities	—	734,705	140	734,845
Mortgage banking derivative	—	1,182	—	1,182
Interest rate swap derivative	—	21,764	—	21,764
Total assets	$—	$757,651	$140	$757,791

Liabilities:
Mortgage banking derivative	—	111	—	111
Interest rate swap derivative	—	21,794	—	21,794
Total liabilities	$—	$21,905	$—	$21,905

	December 31, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
Mortgage-backed securities: residential	$—	$288,181	$—	$288,181
Mortgage-backed securities: commercial	—	36,972	—	36,972
State and municipal securities	—	282,935	145	283,080
Total Securities	—	608,088	145	608,233
Mortgage banking derivative	—	198	—	198
Interest rate swap derivative	—	7,263	—	7,263
Total assets	$—	$615,549	$145	$615,694

Liabilities:
Mortgage banking derivative	—	14	—	14
Interest rate swap derivative	—	7,860	—	7,860
Total liabilities	$—	$7,874	$—	$7,874

NOTE 5 – FAIR VALUE (continued)

The fair value of Level 3 available-for-sale securities was immaterial to warrant additional recurring fair value disclosures as of December 31, 2020 and 2019.

The tables below present the amount of assets measured at fair value on a nonrecurring basis:

	December 31, 2020
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$—	$—	$178	$178
Non-working capital loans	—	—	4,904	4,904
Commercial real estate and multi-family residential loans:
Owner occupied loans	—	—	1,211	1,211
Agri-business and agricultural loans:
Loans secured by farmland	—	—	61	61
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	—	—	411	411
Total impaired loans	$—	$—	$6,765	$6,765
Other real estate owned	—	—	0	—
Total assets	$—	$—	$6,765	$6,765

	December 31, 2019
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$—	$—	$3,125	$3,125
Non-working capital loans	—	—	6,374	6,374
Commercial real estate and multi-family residential loans:
Construction and land development loans	—	—	43	43
Owner occupied loans	—	—	1,450	1,450
Agri-business and agricultural loans:
Loans secured by farmland	—	—	57	57
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	—	—	474	474
Open end and junior lien loans	—	—	587	587
Other consumer loans	—	—	11	11
Total impaired loans	$—	$—	$12,121	$12,121
Other real estate owned	—	—	—	—
Total assets	$—	$—	$12,121	$12,121

NOTE 5 – FAIR VALUE (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2020:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$5,082	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	55%	16%-100%

Impaired loans:
Commercial real estate	1,211	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	53%	21%-74%

Impaired loans:
Agribusiness and agricultural	61	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	58%

Impaired loans:
Consumer 1-4 family mortgage	411	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	11%	10%-15%

NOTE 5 – FAIR VALUE (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2019:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$9,499	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	53%	1%-100%

Impaired loans:
Commercial real estate	1,493	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	27%	7%-61%

Impaired loans:
Agribusiness and agricultural	57	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	61%

Impaired loans:
Consumer 1-4 family mortgage	1,061	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	14%	5%-100%

Impaired loans:
Other consumer	11	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	36%

NOTE 5 – FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $14.6 million, with a valuation allowance of $7.8 million at December 31, 2020, resulting in an increase in provision for loan losses of $2.3 million for the year ended December 31, 2020. At December 31, 2019, impaired loans had a gross carrying amount of $22.2 million, with a valuation allowance of $10.1 million, resulting in an increase in provision for loan losses of $600,000 for the year ended December 31, 2019.

At December 31, 2020 and 2019, other real estate owned had a net carrying amount of $316,000.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2020. Items which are not financial instruments are not included.

	December 31, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$249,927	$247,228	$2,699	$—	$249,927
Securities available-for-sale	734,845	—	734,705	140	734,845
Real estate mortgages held-for-sale	11,218	—	11,651	—	11,651
Loans, net	4,587,748	—	—	4,532,639	4,532,639
Mortgage banking derivative	1,182	—	1,182	—	1,182
Interest rate swap derivative	21,764	—	21,764	—	21,764
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	18,761	—	3,801	14,960	18,761
Financial Liabilities:
Certificates of deposit	(1,024,819)	—	(1,033,095)	—	(1,033,095)
All other deposits	(4,011,986)	(4,011,986)	—	—	(4,011,986)
Miscellaneous borrowings	(10,500)	—	(10,500)	—	(10,500)
Federal Home Loan Bank advances	(75,000)	—	(68,967)	—	(68,967)
Mortgage banking derivative	(111)	—	(111)	—	(111)
Interest rate swap derivative	(21,794)	—	(21,794)	—	(21,794)
Standby letters of credit	(686)	—	—	(686)	(686)
Accrued interest payable	(5,959)	(66)	(5,893)	—	(5,959)

NOTE 5 – FAIR VALUE (continued)

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2019. Items which are not financial instruments are not included.

	December 31, 2019
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$99,381	$96,603	$2,778	$—	$99,381
Securities available-for-sale	608,233	—	608,088	145	608,233
Real estate mortgages held-for-sale	4,527	—	4,614	—	4,614
Loans, net	4,015,176	—	—	3,979,006	3,979,006
Mortgage banking derivative	198	—	198	—	198
Interest rate swap derivative	7,263	—	7,263	—	7,263
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	15,391	—	3,729	11,662	15,391
Financial Liabilities:
Certificates of deposit	(1,192,067)	—	(1,202,060)	—	(1,202,060)
All other deposits	(2,941,752)	(2,941,752)	—	—	(2,941,752)
Federal Home Loan Bank advances	(170,000)	—	(169,998)	—	(169,998)
Mortgage banking derivative	(14)	—	(14)	—	(14)
Interest rate swap derivative	(7,860)	—	(7,860)	—	(7,860)
Standby letters of credit	(915)	—	—	(915)	(915)
Accrued interest payable	(11,604)	(102)	(11,502)	—	(11,604)

NOTE 6 – LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2020 and 2019:

(dollars in thousands)	2020	2019
Land	$12,472	$12,511
Premises and improvements	55,682	53,424
Equipment and furniture	38,133	38,691
Total cost	106,287	104,626
Less accumulated depreciation	46,989	44,261
Land, premises and equipment, net	$59,298	$60,365

The Company had land, premises and equipment of $100,000 held for sale and included in other assets as of December 31, 2020 and 2019.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds it fair value. At December 31, 2020, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. The Company’s annual impairment analysis was performed as of May 31, 2020. Circumstances did not substantially change during the second half of the year such that the Company did not believe it was necessary to do an additional impairment analysis.

NOTE 8 – DEPOSITS

The following table details total deposits as of December 31, 2020 and 2019:

(dollars in thousands)	2020	2019
Non-interest bearing demand deposits	$1,538,331	$983,307
Savings and transaction accounts:
Savings deposits	312,702	234,508
Interest bearing demand deposits	2,160,953	1,723,937
Time deposits:
Other time deposits	239,582	281,934
Deposits of $100,000 to $250,000	271,337	291,805
Deposits of $250,000 or more	513,900	618,328
Total deposits	$5,036,805	$4,133,819

NOTE 8 – DEPOSITS (continued)

At December 31, 2020, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2021	$757,059
Maturing in 2022	195,703
Maturing in 2023	27,767
Maturing in 2024	34,086
Maturing in 2025	9,294
Thereafter	910
Total time deposits	$1,024,819

During 2020 and 2019 the Bank entered into agreements with IntraFi Network relative to their Insured Cash Sweep One-Way Buy program. As of December 31, 2020, the total amount available to the Bank via this program was $100.0 million, of which, $10.1 million was drawn compared to availability of $200.0 million and $75.1 million usage as of December 31, 2019.

NOTE 9 – BORROWINGS

For the years ending December 31, advances from the FHLB were as follows:

(dollars in thousands)	2020	2019
Federal Home Loan Bank of Indianapolis Advance, 1.61%, Due January 7, 2020	$—	$170,000
Federal Home Loan Bank of Indianapolis Putable Advance, 0.39%, Due March 4, 2030	75,000	—
Total	$75,000	$170,000

The outstanding FHLB advance at December 31, 2020 of $75.0 million is a fixed-rate putable advance and may not be prepaid by the Company without penalty. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities with a carrying value of $451.9 million and $453.2 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company owned $10.4 million of FHLB stock, which also secures debts owed to the FHLB. The Company is authorized by the Board to borrow up to $800.0 million at the FHLB, but availability is limited to $317.3 million based on collateral and outstanding borrowings. Federal Reserve Discount Window borrowings were secured by commercial loans and investment securities with a carrying value of $557.2 million and $446.9 million as of December 31, 2020 and 2019. The Company had a borrowing capacity of $490.4 million and $339.5 million at the Federal Reserve Bank as of December 31, 2020 and 2019, respectively. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2020 and 2019.

The Company had $350.0 million and $325.0 million of availability in federal funds lines with eleven and twelve correspondent banks as of December 31, 2020 and 2019, respectively; no amounts were drawn on as of either year-end. The Bank is also a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the Exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an ‘offer’ out to sell that day. As of December 31, 2020 and 2019, the total amount approved for the Bank via AFX banks was $394.0 million and $244.0 million, respectively. There were no amounts drawn as of December 31, 2020 and 2019.

On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on July 31, 2020. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on January 14, 2020. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed. Outstanding borrowings on the credit agreement were $10.5 million and $0 at December 31, 2020 and 2019, respectively.

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

(dollars in thousands)	2020	2019	2018
Securities sold under agreements to repurchase
Outstanding at year end	$—	$—	$75,555
Approximate average interest rate at year end	—%	—%	0.74%
Highest amount outstanding as of any month end during the year	$—	$72,814	$106,239
Approximate average outstanding during the year	—	15,104	86,874
Approximate average interest rate during the year	—%	0.86%	0.58%

NOTE 10 – SUBORDINATED DEBENTURES

Lakeland Statutory Trust II, a trust formed by the Company (the “Trust”), issued $30.0 million of floating rate trust preferred securities on October 1, 2003 as part of a privately placed offering of such securities. The Company issued $30.9 million of subordinated debentures to the Trust in exchange for the proceeds of the Trust. The Company held a controlling interest in the Trust, but did not have a majority of voting rights; therefore the Trust was considered a variable interest entity. The Company was not considered the primary beneficiary of this Trust; therefore, the Trust was not consolidated in the Company’s financial statements, but rather the subordinated debentures was shown as a liability prior to being redeemed.

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

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS

In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, six retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2020 and 2019.

Information as to the Company’s employee benefit plans at December 31, 2020 and 2019 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2020	2019	2020	2019
Change in benefit obligation:
Beginning benefit obligation	$2,715	$2,118	$991	$924
Interest cost	75	87	27	37
Actuarial (gain) loss	276	631	84	164
Benefits paid	(356)	(121)	(134)	(134)
Ending benefit obligation	2,710	2,715	968	991

Change in plan assets (primarily equity and fixed income investments and money market funds), at fair value:
Beginning plan assets	2,472	2,151	914	885
Actual return	233	415	99	163
Employer contribution	—	27	—	—
Benefits paid	(356)	(121)	(134)	(134)
Ending plan assets	2,349	2,472	879	914
Funded status at end of year	$(361)	$(243)	$(89)	$(77)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2020	2019	2020	2019
Funded status included in other liabilities	$(361)	$(243)	$(89)	$(77)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2020	2019	2020	2019
Net actuarial loss	$1,362	$1,464	$553	$597

The accumulated benefit obligation for the pension plan was $2.7 million for December 31, 2020 and 2019. The accumulated benefit obligation for the SERP was $1.0 million for December 31, 2020 and 2019.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Net period benefit cost and other amounts recognized in other comprehensive income (loss) include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2020	2019	2018	2020	2019	2018
Net pension expense:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	75	87	93	27	37	34
Expected return on plan assets	(140)	(137)	(138)	(51)	(55)	(61)
Recognized net actuarial loss	171	132	193	80	73	73
Settlement cost	115	—	224	0	0	0
Net pension expense	$221	$82	$372	$56	$55	$46

Net (gain) loss	$69	$353	$(296)	$36	$56	$27
Amortization of net loss	(171)	(132)	(193)	(80)	(73)	(73)
Total recognized in other comprehensive income (loss)	(102)	221	(489)	(44)	(17)	(46)
Total recognized in net pension expense and other comprehensive income (loss)	$119	$303	$(117)	$12	$38	$—

The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $160,000 for the pension plan and $82,000 for the SERP. The settlement costs in 2020 and 2018 were related to participants taking lump sum distributions from the pension plan during those years.

For 2020, 2019 and 2018, the assumed form of payment elected by active participants upon retirement was a lump sum to reflect participant trends. The lump sum assumed interest rates, below, for December 31, 2020, 2019 and 2018 reflect the mortality table in effect for 2020, 2019 and 2018, respectively. For 2020, the mortality assumption was changed to the PRI-2012 White Collar Mortality Table, with full generational Projection Scale MP-2020 as of December 31, 2020, to reflect improved mortality expectations. For 2019, the mortality assumption was the PRI-2012 White Collar Mortality Table, with full generational Projection Scale MP-2019 as of December 31, 2019. For 2018, the mortality assumption was the RP-2014 Mortality Table, adjusted to 2006, with full generational Projection Scale MP-2018 as of December 31, 2018.

	Pension Benefits			SERP Benefits
	2020	2019	2018	2020	2019	2018
The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	2.08%	2.98%	4.08%	2.08%	2.98%	4.08%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates First 5 years	0.53%	2.01%	3.33%	N/A	N/A	N/A
Next 15 years	2.31%	3.06%	4.39%	N/A	N/A	N/A
All future years	3.09%	3.65%	4.72%	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	2.98%	4.08%	3.46%	2.98%	4.08%	3.46%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

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

The weighted average expected long-term rate of return on pension plan and SERP assets is developed in consultation with the plans actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company’s plan assets. The following assumptions were used in determining the total long-term rate of return: equity securities were assumed to have a long-term rate of return of approximately 8.85% and debt securities were assumed to have a long-term rate of return of approximately 3.0%. These rates of return were adjusted to reflect an approximate target allocation of 60% equity securities and 40% debt securities with a small downward adjustment due to investments in the “Other” category, which consist of low yielding money market mutual funds.

Certain asset types and investment strategies are prohibited including, the investment in commodities, options, futures, short sales, margin transactions and non-marketable securities.

The Company’s pension plan asset allocation at year-end 2020 and 2019, target allocation for 2021, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2021	2020	2019	of Return
Equity securities	55-65%	65%	61%	8.85%
Debt securities	35-45%	31%	36%	3.00%
Other	5-10%	4%	3%	0.10%
Total		100%	100%	6.50%

The Company’s SERP plan asset allocation at year-end 2020 and 2019, target allocation for 2021, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2021	2020	2019	of Return
Equity securities	55-65%	64%	65%	8.85%
Debt securities	35-45%	34%	34%	3.00%
Other	5-10%	2%	1%	0.10%
Total		100%	100%	6.50%

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Fair Value of Pension Plan and SERP Assets

Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. Also, a fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The fair values of the Company’s pension plan assets at December 31, 2020, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$962	$962	$—	$—
Equity securities - US mid cap stock mutual funds	124	124	—	—
Equity securities - US small cap stock mutual funds	129	129	—	—
Equity securities - international stock mutual funds	202	202	—	—
Equity securities - emerging markets stock mutual funds	105	105	—	—
Debt securities - intermediate term bond mutual funds	526	526	—	—
Debt securities - short term bond mutual funds	205	205	—	—
Cash - money market account	93	93	—	—
Total	$2,346	$2,346	$—	$—

Total pension plan assets available for benefits also include $3,000 in accrued interest and dividend income.

The fair values of the Company’s pension plan assets at December 31, 2019, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$912	$912	$—	$—
Equity securities - US mid cap stock mutual funds	115	115	—	—
Equity securities - US small cap stock mutual funds	119	119	—	—
Equity securities - international stock mutual funds	257	257	—	—
Equity securities - emerging markets stock mutual funds	111	111	—	—
Debt securities - intermediate term bond mutual funds	402	402	—	—
Debt securities - short term bond mutual funds	480	480	—	—
Cash - money market account	74	74	—	—
Total	$2,470	$2,470	$—	$—

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Total pension plan assets available for benefits also include $2,000 in accrued interest and dividend income.

There were no Level 2 or 3 securities during either year.

The fair values of the Company’s SERP assets at December 31, 2020, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$360	$360	$0	$0
Equity securities - US mid cap stock mutual funds	23	23	0	0
Equity securities - US small cap stock mutual funds	72	72	0	0
Equity securities - emerging markets stock mutual funds	37	37	0	0
Equity securities - international stock mutual funds	72	72	0	0
Debt securities - intermediate term bond mutual funds	216	216	0	0
Debt securities - short term bond mutual funds	82	82	0	0
Cash - money market account	16	16	0	0
Total	$878	$878	$0	$0

Total SERP plan assets available for benefits also include $1,000 in accrued interest and dividend income.

The fair values of the Company’s SERP assets at December 31, 2019, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$353	$353	$—	$—
Equity securities - US mid cap stock mutual funds	46	46	—	—
Equity securities - US small cap stock mutual funds	47	47	—	—
Equity securities - emerging markets stock mutual funds	43	43	—	—
Equity securities - international stock mutual funds	100	100	—	—
Debt securities - intermediate term bond mutual funds	156	156	—	—
Debt securities - short term bond mutual funds	155	155	—	—
Cash - money market account	13	13	—	—
Total	$913	$913	$—	$—

Total SERP plan assets available for benefits also include $1,000 in accrued interest and dividend income.

There were no Level 2 or 3 securities during either year.

Contributions

The Company does not expect to contribute to its pension or SERP plans in 2021.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Estimated Future Benefit Payments

The following benefit payments are expected to be paid over the next ten years:

	Pension	SERP
Plan Year	Benefits	Benefits
(dollars in thousands)
2021	$212	$131
2022	205	125
2023	214	117
2024	192	109
2025	196	99
2026-2030	839	329

NOTE 12 – OTHER BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $1.9 million, $1.8 million and $1.8 million in 2020, 2019 and 2018, respectively.

Deferred Compensation Plan

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The expense recognized was $1.0 million, $461,000 and ($31,000) during the years ended December 31, 2020, 2019 and 2018, respectively. This resulted in a deferred compensation liability of $5.7 million and $4.2 million as of year-end 2020 and 2019, respectively. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.

Employee Agreements

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $5.2 million as of December 31, 2020. On December 31, 2020, no amounts were accrued on these contingent obligations.

Directors’ Deferred Compensation and Cash Plans

The Company maintains a directors’ deferred compensation plan and a cash plan. The amount owed to directors for fees under the deferred directors’ compensation and cash plans as of December 31, 2020 and 2019 was $4.8 million and $4.4 million, respectively. The related expense for the deferred directors’ compensation and cash plans for the years ended December 31, 2020, 2019 and 2018 was $505,000, $515,000 and $486,000, respectively.

NOTE 13 – INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“Act”) was enacted into law and, among other items, reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018. The enactment of this law resulted in a lower federal income tax rate resulting in a reduction of the benefit provided by the Company’s existing deferred tax assets.

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

Income tax expense for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

(dollars in thousands)	2020	2019	2018
Current federal	$20,032	$19,430	$16,871
Deferred federal	(1,688)	(408)	707
Revalue deferred taxes due to tax reform	—	—	(408)
Current state	1,484	1,394	1,462
Deferred state	(289)	(78)	(99)
Total income tax expense	$19,539	$20,338	$18,533

The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes were as follows:

(dollars in thousands)	2020	2019	2018
Income taxes at statutory federal rate of 21%	$21,814	$22,551	$20,778
Increase (decrease) in taxes resulting from:
Tax exempt income	(1,925)	(1,682)	(1,434)
Nondeductible expense	117	194	165
State income tax, net of federal tax effect	944	1,040	1,077
Captive insurance premium income	(227)	(310)	(292)
Tax credits	(540)	(548)	(412)
Bank owned life insurance	(595)	(573)	(303)
Long - term incentive plan	(58)	(421)	(641)
Revaluation deferred tax asset at 21% rate	—	—	(408)
Other	9	87	3
Total income tax expense	$19,539	$20,338	$18,533

NOTE 13 – INCOME TAXES (continued)

The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2020 and 2019 consisted of the following:

(dollars in thousands)	2020	2019
Deferred tax assets:
Bad debts	$15,634	$12,945
Pension and deferred compensation liability	2,006	1,505
Nonaccrual loan interest	892	1,104
Long-term incentive plan	1,212	2,281
Lease liability	1,190	1,303
Other	745	510
	21,679	19,648
Deferred tax liabilities:
Depreciation	4,718	4,741
Loan servicing rights	1,162	1,019
State taxes	524	464
Intangible assets	1,265	1,270
REIT spillover dividend	1,180	1,401
Prepaid expenses	948	795
Lease right of use	1,190	1,303
Other	442	382
	11,429	11,375
Valuation allowance	—	—
Net deferred tax asset	$10,250	$8,273

In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized net gain (loss) on securities available-for-sale included in equity was ($7.8) million and ($3.6) million for 2020 and 2019, respectively. The deferred income tax asset allocated to the pension plan and SERP included in equity was $476,000 and $512,000 for 2020 and 2019, respectively.

The Company evaluated its deferred tax asset at year end 2020 and has concluded that it is more likely than not that it will be realized. The Company expects to have taxable income in the future such that the deferred tax asset will be realized. Therefore, no valuation allowance is required.

Unrecognized Tax Benefits

The Company did not have any unrecognized tax benefits at December 31, 2020 or 2019. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2020, 2019 and 2018. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2016.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2020 and 2019 were as follows:

(dollars in thousands)	2020	2019
Beginning balance	$83,980	$83,546
New loans and advances	120,049	55,465
Effect of changes in related parties	1,650	(5,967)
Repayments and renewals	(100,985)	(49,064)
Ending balance	$104,694	$83,980

Deposits from principal officers, directors, and their affiliates at year-end 2020 and 2019 were $36.8 million and $33.3 million, respectively.

NOTE 15 – STOCK BASED COMPENSATION

Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by the Company’s stockholders. At its inception there were 1,125,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 435,867 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Non-vested shares from the 2008 Plan that were unused at vesting were added to the shares available to grant of the 2013 Plan. Effective April 12, 2017, the Company adopted the Lakeland Financial Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was also approved by the Company’s stockholders and does not permit share recycling. At its inception there were 1,000,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. As of December 31, 2020, 590,460 shares were available for future grants in the 2017 Plan, which is the only active plan. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.

Included in net income for the years ended December 31, 2020, 2019 and 2018 was employee stock compensation expense of $1.8 million, $4.2 million and $5.6 million, and a related tax benefit of $461,000, $1.1 million and $1.5 million, respectively.

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

There were no stock option grants in 2020, 2019 or 2018. Also, there were no modifications of stock option awards during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, there was no unrecognized compensation cost related to non-vested stock options granted under the plan.

NOTE 15 – STOCK BASED COMPENSATION (continued)

All outstanding stock options were exercised during the year ended December 31, 2018. The following table presents information on stock awards exercised for the years ended December 31, 2020, 2019, and 2018.

(dollars in thousands)	2020	2019	2018
Total intrinsic value	$—	$—	$243
Cash received	—	—	118
Actual tax benefit realized for tax deductions	—	—	—

Restricted Stock Awards and Units

The fair value of restricted stock awards and units is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest after one year or more of service, determined at the grant date, with the exception of 15,600 shares granted to non-employee directors of the Board included as vested, below, which vested on the grant date.

A summary of the changes in the Company’s non-vested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2020	3,500	$45.70
Granted	17,100	46.13
Vested	(15,600)	46.32
Nonvested at December 31, 2020	5,000	$45.22

As of December 31, 2020, there was $56,000 of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted period of 0.98 years. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $723,000, $737,000 and $726,000, respectively.

Performance Stock Units

The fair value of stock awards is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The expected dividend rate is assumed to be the most recent dividend rate declared by the Board on the grant date. The grant date fair value of stock awards is assumed at the target payout rate. The stock awards fully vest on the third anniversary of the grant date. The 2020-2022, 2019-2021 and 2018-2020 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on beginning equity. Shares granted below include the number of shares assumed granted based on actual performance criteria of the 2020-2022, 2019-2021 and 2018-2020 Long-Term Incentive Plans at December 31, 2020.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2020	277,085	$44.86
Granted, net	7,053	44.73
Vested	(120,204)	44.91
Forfeited	(6,419)	43.98
Nonvested at December 31, 2020	157,515	$44.85

As of December 31, 2020, there was $2.3 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted period of 1.86  years. The total fair value of shares vested during the year ended December 31, 2020, 2019 and 2018 was $5.7 million, $5.7 million and $6.6 million, respectively. During the years ended December 31, 2020, 2019 and 2018, 120,204, 126,672 and 137,472 shares vested, respectively.

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

The capital adequacy requirements were heightened by the Basel III Rule, previously defined, which went into effect on January 1, 2015 with a phase-in period for certain aspects of the rule through 2019. Under the Basel III rule, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.000% for 2015 to 2.50% by 2019. The capital conservation buffer for 2020 and 2019 was 2.50%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The quantitative measures established by regulation to ensure capital adequacy that were in effect on December 31, 2020 and 2019, require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total, Tier I and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2020 and 2019, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 16 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2020, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank’s category.

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$682,778	14.65%	$372,921	8.00%	$489,459	N/A	N/A	N/A
Bank	$678,034	14.56%	$372,560	8.00%	$488,985	10.50%	$465,700	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$624,381	13.39%	$279,691	6.00%	$396,229	N/A	N/A	N/A
Bank	$619,693	13.31%	$279,420	6.00%	$395,845	8.50%	$372,560	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$624,381	13.39%	$209,768	4.50%	$326,306	N/A	N/A	N/A
Bank	$619,693	13.31%	$209,565	4.50%	$325,990	7.00%	$302,705	6.50%
Tier I Capital (to Average Assets)
Consolidated	$624,381	10.93%	$228,406	4.00%	$228,406	N/A	N/A	N/A
Bank	$619,693	10.88%	$227,900	4.00%	$227,900	4.00%	$284,875	5.00%

As of December 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$631,723	14.36%	$351,894	8.00%	$461,862	N/A	N/A	N/A
Bank	$616,386	14.04%	$351,227	8.00%	$460,985	10.50%	$439,034	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$580,982	13.21%	$263,921	6.00%	$373,887	N/A	N/A	N/A
Bank	$565,645	12.88%	$263,420	6.00%	$373,179	8.50%	$351,227	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$580,982	13.21%	$197,941	4.50%	$307,908	N/A	N/A	N/A
Bank	$565,645	12.88%	$197,565	4.50%	$307,324	7.00%	$285,372	6.50%
Tier I Capital (to Average Assets)
Consolidated	$580,982	11.67%	$199,099	4.00%	$199,099	N/A	N/A	N/A
Bank	$565,645	11.43%	$197,923	4.00%	$197,923	4.00%	$247,404	5.00%

The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2020, approximately $86.4 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2020. Notwithstanding the availability of funds for dividends however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 17 – OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2020 and 2019.

	December 31, 2020
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral	Net
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Amount
Assets
Interest Rate Swap Derivatives	$21,764	$—	$21,764	$—	$—	$21,764
Total Assets	$21,764	$—	$21,764	$—	$—	$21,764
Liabilities
Interest Rate Swap Derivatives	$21,794	$—	$21,794	$—	$(21,370)	$424
Total Liabilities	$21,794	$—	$21,794	$—	$(21,370)	$424

	December 31, 2019
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral	Net
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Amount
Assets
Interest Rate Swap Derivatives	$7,263	$—	$7,263	$—	$—	$7,263
Total Assets	$7,263	$—	$7,263	$—	$—	$7,263
Liabilities
Interest Rate Swap Derivatives	$7,860	$—	$7,860	$—	$(7,560)	$300
Total Liabilities	$7,860	$—	$7,860	$—	$(7,560)	$300

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

NOTE 18 – COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2020 and 2019, were as follows:

	2020		2019
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commercial loan lines of credit	$52,568	$1,646,539	$39,104	$1,451,704
Standby letters of credit	—	53,796	—	70,932
Real estate mortgage loans	11,984	3,921	4,448	1,488
Real estate construction mortgage loans	767	3,051	478	2,139
Home equity mortgage open-ended revolving lines	—	267,530	—	247,562
Consumer loan open-ended revolving lines	—	19,918	180	17,116
Total	$65,319	$1,994,755	$44,210	$1,790,941

The index on variable rate commercial loan commitments is principally the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2020 and 2019, were as follows:

	2020		2019
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commercial loan	1.00-14.50%	1.16-9.25%	0.75-14.50%	2.65-9.25%
Real estate mortgage loan	2.63-3.75%	3.00-5.75%	3.13-4.00%	3.75-4.25%
Consumer loan open-ended revolving line	15.00%	3.00-15.00%	15.00%	3.88-15.00%

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

NOTE 19 – PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2020	2019
ASSETS
Deposits with Lake City Bank	$568	$1,762
Deposits with other depository institutions	2,433	2,104
Cash	3,001	3,866
Investments in banking subsidiary	652,407	582,674
Investments in other subsidiaries	3,043	3,276
Other assets	9,455	8,457
Total assets	$667,906	$598,273
LIABILITIES
Dividends payable and other liabilities	$311	$262
Borrowings	10,500	—
STOCKHOLDERS’ EQUITY	657,095	598,011
Total liabilities and stockholders’ equity	$667,906	$598,273

NOTE 19 – PARENT COMPANY STATEMENTS (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Dividends from Lake City Bank	$32,079	$57,842	$27,933
Dividends from non-bank subsidiaries	1,300	1,302	1,010
Other income	—	155	171
Interest expense on subordinated debt	—	(1,720)	(1,643)
Miscellaneous expense	(3,935)	(5,321)	(6,422)
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	29,444	52,258	21,049
Income tax benefit	1,065	2,256	2,795
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	30,509	54,514	23,844
Equity in undistributed income of subsidiaries	53,828	32,533	56,567
NET INCOME	$84,337	$87,047	$80,411
COMPREHENSIVE INCOME	$100,022	$105,297	$75,131

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$84,337	$87,047	$80,411
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(53,828)	(32,533)	(56,567)
Other changes	1,257	3,529	7,294
Net cash from operating activities	31,766	58,043	31,138
Cash flows from financing activities
Repayment of long-term debt	—	(30,928)	—
Proceeds from short-term borrowings	10,500	—	—
Payments related to equity incentive plans	(2,137)	(2,109)	(2,435)
Purchase of treasury stock	(10,547)	(515)	(463)
Sales of treasury stock	119	118	115
Dividends paid	(30,566)	(29,639)	(25,278)
Cash flows from financing activities	(32,631)	(63,073)	(28,061)
Net increase (decrease) in cash and cash equivalents	(865)	(5,030)	3,077
Cash and cash equivalents at beginning of the year	3,866	8,896	5,819
Cash and cash equivalents at end of the year	$3,001	$3,866	$8,896

NOTE 20 – EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

(dollars in thousand except share and per share data)	2020	2019	2018
Basic earnings per common share:
Net income	$84,337	$87,047	$80,411
Weighted-average common shares outstanding	25,469,242	25,588,404	25,288,533
Basic earnings per common share	$3.31	$3.40	$3.18
Diluted earnings per common share:
Net income	$84,337	$87,047	$80,411
Weighted-average common shares outstanding for basic earnings per common share	25,469,242	25,588,404	25,288,533
Add: Dilutive effect of assumed exercise of warrant	—	—	225,831
Add: Dilutive effect of assumed exercises of stock options and awards	104,699	170,489	213,467
Average shares and dilutive potential common shares	25,573,941	25,758,893	25,727,831
Diluted earnings per common share	$3.30	$3.38	$3.13

There were no antidilutive stock options for 2020, 2019 and 2018.

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for December 31, 2020 and 2019 all shown net of tax:

	Unrealized
	Gains and
	(Losses) on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at January 1, 2020	$13,607	$(1,548)	$12,059
Other comprehensive income (loss) before reclassification	15,917	(78)	15,839
Amounts reclassified from accumulated other comprehensive income (loss)	(342)	188	(154)
Net current period other comprehensive income (loss)	15,575	110	15,685
Balance at December 31, 2020	$29,182	$(1,438)	$27,744

	Unrealized
	Gains and
	(Losses) on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at January 1, 2019	$(4,796)	$(1,395)	$(6,191)
Other comprehensive income (loss) before reclassification	18,515	(306)	18,209
Amounts reclassified from accumulated other comprehensive income (loss)	(112)	153	41
Net current period other comprehensive income (loss)	18,403	(153)	18,250
Balance at December 31, 2019	$13,607	$(1,548)	$12,059

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated comprehensive income for the years ended December 31, 2020, 2019 and 2018 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
2020
(dollars in thousands)
Realized gains and (losses) on available-for-sale securities	$433	Net securities gains (losses)
Tax effect	(91)	Income tax expense
Subtotal	342	Net of tax
Amortization of defined benefit pension items(1)	(251)	Salaries and employee benefits
Tax effect	63	Income tax expense
Subtotal	(188)	Net of tax
Total reclassifications for the period	$154	Net income

2019
(dollars in thousands)
Realized gains and (losses) on available-for-sale securities	$142	Net securities gains (losses)
Tax effect	(30)	Income tax expense
Subtotal	112	Net of tax
Amortization of defined benefit pension items(1)	(205)	Salaries and employee benefits
Tax effect	52	Income tax expense
Subtotal	(153)	Net of tax
Total reclassifications for the period	$(41)	Net income

2018
(dollars in thousands)
Realized gains and (losses) on available-for-sale securities	$(50)	Net securities gains (losses)
Tax effect	11	Income tax expense
Subtotal	(39)	Net of tax
Amortization of defined benefit pension items(1)	(266)	Salaries and employee benefits
Tax effect	69	Income tax expense
Subtotal	(197)	Net of tax
Total reclassifications for the period	$(236)	Net income

(1)	Included in the computation of net pension plan expense as more fully discussed in Note 11 – Pension and Other Postretirement Plans.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

	4th	3rd	2nd	1st
2020	Quarter	Quarter	Quarter	Quarter
Interest income	$49,854	$45,979	$46,831	$50,439
Interest expense	5,141	6,066	7,303	11,585
Net interest income	44,713	39,913	39,528	38,854
Provision for loan losses	920	1,750	5,500	6,600
Net interest income after provision	43,793	38,163	34,028	32,254
Noninterest income	11,782	13,115	11,169	10,777
Noninterest expense	24,912	23,125	21,079	22,089
Income tax expense	6,071	5,377	4,448	3,643
Net income	$24,592	$22,776	$19,670	$17,299

Basic earnings per common share	$0.97	$0.89	$0.77	$0.68
Diluted earnings per common share	$0.97	$0.89	$0.77	$0.67

	4th	3rd	2nd	1st
2019	Quarter	Quarter	Quarter	Quarter
Interest income	$52,312	$54,769	$54,635	$53,494
Interest expense	13,430	15,224	16,224	15,285
Net interest income	38,882	39,545	38,411	38,209
Provision for loan losses	250	1,000	785	1,200
Net interest income after provision	38,632	38,545	37,626	37,009
Noninterest income	11,119	10,765	11,588	11,525
Noninterest expense	22,122	22,737	22,092	22,473
Income tax expense	5,431	5,119	5,409	4,379
Net income	$22,198	$21,454	$21,713	$21,682

Basic earnings per common share	$0.86	$0.84	$0.85	$0.85
Diluted earnings per common share	$0.86	$0.83	$0.85	$0.84

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

NOTE 24 – REVENUE RECOGNITION

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the years ended 2020, 2019 and 2018. Items outside of scope of ASC 606 are noted as such.

	Year Ended December 31,
	2020	2019	2018
NONINTEREST INCOME
Wealth advisory fees	$7,468	$6,835	$6,344
Investment brokerage fees	1,670	1,687	1,458
Service charges on deposit accounts
Service charges on commercial deposit acounts	5,798	10,082	10,234
Service charges on retail deposit acounts	851	880	879
Overdrafts, net	2,485	3,585	3,581
Other	976	1,170	1,137
Loan and service fees
Debit card interchange fees	6,707	6,344	5,883
Loan fees (1)	2,366	2,544	2,423
Other	1,012	1,023	985
Merchant and interchange fee income	2,408	2,641	2,461
Bank owned life insurance income (1)	2,105	1,890	1,244
Interest rate swap fee income (1)	5,089	1,691	475
Mortgage banking income (1)	3,911	1,626	1,150
Net securities gains (losses) (1)	433	142	(50)
Other income	3,564	2,857	2,098
Total noninterest income	$46,843	$44,997	$40,302

(1)	Not within scope of ASC 606

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The following is a maturity analysis of the operating lease liabilities as of December 31, 2020:

Operating Lease
Years ending December 31, (in thousands)	Obligation
2021	$581
2022	595
2023	606
2024	622
2025	640
2026 and thereafter	2,233
Total undiscounted lease payments	5,277
Less imputed interest	(602)
Lease liability	$4,675
Right-of-use asset	$4,675

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
Lease cost
Operating lease cost	$536		$498
Short-term lease cost	24		24
Total lease cost	$560		$522

Other information
Operating cash outflows from operating leases	$536		$498
Weighted-average remaining lease term - operating leases	8.8	years	9.8	years
Weighted average discount rate - operating leases	2.8%		2.8%

NOTE 26 – COVID-19 and CURRENT ECONOMIC CONDITIONS

On March 11, 2020, the World Health Organization announced that the COVID-19 outbreak was deemed a pandemic, and on March 13, 2020, the President declared the ongoing COVID-19 pandemic of sufficient magnitude to warrant an emergency declaration. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the timing of vaccine availability and when state and local economies will return to operational norms, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a prolonged worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition, liquidity and cash flows.

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

As of February 17, 2021, total COVID-19 related deferrals were $102.2 million, representing 50 borrowers, or 2.3% of the total loan portfolio. Of that total, 24 were commercial loan borrowers representing $99.7 million in loans, or 2.4% of total commercial loans. 26 were retail loan borrowers representing $2.5 million, or 0.7% of total retail loans. As of February 17, 2021, nine borrowers with loans outstanding of $20.8 million were in their second deferral period and 11 borrowers with loans outstanding of $40.2 million were in their third deferral period, most of which were additional 90-day deferrals. Additionally, 14 borrowers with loans outstanding of $26.6 million were in their fourth-deferral period. Of the fourth deferral borrowers, two represented 89% of the fourth deferral population and were commercial real estate nonowner occupied loans supported by adequate collateral and personal guarantors and consist of loans to the hotel and accommodation industry.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the prior two years of the date of the most recent financial statement, there have been no changes in or disagreements with the Company’s accountants.

ITEM 9A. CONTROLS AND PROCEDURES

a)An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c)There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained under the captions “Election of Directors,” “Corporate Governance and the Board of Directors” and “Delinquent Section 16(a) Reports” in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 13, 2021, to be filed with the SEC on March 4, 2021, on Form DEF 14A, and such sections are incorporated herein by reference in response to this Item.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 13, 2021, to be filed with the SEC on March 4, 2021, on Form DEF 14A, is incorporated herein by reference in response to this Item. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 13, 2021, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item.

See Item 5 above for equity compensation plan information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 13, 2021, to be with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 14 - Related Party Transactions to the Company’s financial statements contained in Item 8.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 13, 2021, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a)	Exhibits

Exhibit No.	Document	Location

3.1	Amended and Restated Articles of Incorporation of Lakeland Financial Corporation	Exhibit 3.1 to the Company’s Form 8-K filed on March 2, 2009

3.2	Amendment to Amended and Restated Articles of Incorporation of Lakeland Financial Corporation	Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2012

3.3	Restated Bylaws of Lakeland Financial Corporation	Exhibit 3.2 to the Company’s Form 10-K For the fiscal year ended December 31, 2011

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2003

4.2	Form of Warrant to Purchase Shares of Common Stock	Exhibit 4.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2012

4.3	Form of Indenture for Trust Preferred Issuance	Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2003

4.4	Description of Securities	Attached hereto

10.1	Lakeland Financial Corporation 2008 Equity Incentive Plan	Exhibit 10.1 to the Company’s Form S-8 filed on May 14, 2008

10.2	Lakeland Financial Corporation 401(k) Plan	Exhibit 10.1 to the Company’s Form S-8 filed on October 23, 2000

10.3	Amended and Restated Lakeland Financial Corporation Director’s Fee Deferral Plan	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.4	Form of Change in Control Agreement entered into with David M. Findlay, Kevin L. Deardorff, Eric H. Ottinger, Michael E. Gavin, Lisa M. O’Neill and Kristin L. Pruitt	Exhibit 10.1 of the Company’s Form 8-K filed on March 2, 2017

10.5	Amended and Restated Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.6	First Amendment to Amended and Restated Employee Deferred Compensation Plan	Attached hereto

10.7	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2004

10.8	Amended and Restated Long Term Incentive Plan	Exhibit 10.1 to the Company’s Form10-Q for the quarter ended September 30, 2009

10.9	Lakeland Financial Corporation 2013 Equity Incentive Plan	Appendix A to the Definitive

Proxy Statement on Form DEF-14A filed on March 4, 2013

10.10	Form of Restricted Stock Award Agreement	Exhibit 4.3 to the Company’s Form S-8 filed on July 9, 2013

10.11	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.4 to the Company’s Form S-8 filed on July 9, 2013

10.12	Form of Restricted Stock Unit Award Agreement	Exhibit 4.5 to the Company’s Form S-8 filed on July 9, 2013

10.13	Lakeland Financial Corporation 2017 Equity Incentive Plan	Exhibit 4.5 to the Company’s Form S-8 filed on April 13, 2017

10.14	Form of Restricted Stock Unit Award Agreement	Exhibit 4.6 to the Company’s Form S-8 filed on April 13, 2017

10.15	Form of Restricted Stock Award Agreement	Exhibit 4.7 to the Company’s Form S-8 filed on April 13, 2017

10.16	Form of Restricted Stock Award Agreement	Exhibit 4.8 to the Company’s Form S-8 filed on April 13, 2017

10.17	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.9 to the Company’s Form S-8 filed on April 13, 2017

21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered Public Accounting Firm	Attached hereto

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: February 23, 2021	By	/s/ David M. Findlay
David M. Findlay, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Findlay	President, Chief Executive Officer and Director
David M. Findlay	(principal executive officer)	February 23, 2021

/s/ Lisa M. O’Neill	Executive Vice President, Chief Financial Officer
Lisa M. O’Neill	(principal financial officer)	February 23, 2021

/s/ Brok A. Lahrman	Senior Vice President, Finance and Chief Accounting Officer
Brok A. Lahrman	(principal accounting officer)	February 23, 2021

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	February 23, 2021

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	February 23, 2021

/s/Darrianne P. Christian
Darrianne P. Christian	Director	February 23, 2021

/s/ Daniel F. Evans, Jr.
Daniel F. Evans, Jr.	Director	February 23, 2021

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	February 23, 2021

/s/ Michael L. Kubacki
Michael L. Kubacki	Chairman and Director	February 23, 2021

/s/ Emily E. Pichon
Emily E. Pichon	Director	February 23, 2021

/s/ Steven D. Ross
Steven D. Ross	Director	February 23, 2021

/s/ Brian J. Smith
Brian J. Smith	Director	February 23, 2021

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	February 23, 2021

/s/ Ronald D. Truex
Ronald D. Truex	Director	February 23, 2021

/s/ M. Scott Welch
M. Scott Welch	Director	February 23, 2021