Form 10-Q
period 2021-03-31
LAKELAND FINANCIAL CORP
filed 2021-04-30
CIK 721994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
(Nasdaq Global Select Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

Large accelerated filer ⌧   Accelerated filer ☐   Non-accelerated filer ☐

Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding at April 23, 2021:  25,290,908

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and due from banks	$59,382	$74,457
Short-term investments	442,563	175,470
Total cash and cash equivalents	501,945	249,927

Securities available-for-sale (carried at fair value)	840,429	734,845
Real estate mortgage loans held-for-sale	19,092	11,218

Loans, net of allowance for credit losses* of $71,844 and $61,408	4,402,787	4,587,748

Land, premises and equipment, net	59,884	59,298
Bank owned life insurance	96,158	95,227
Federal Reserve and Federal Home Loan Bank stock	13,772	13,772
Accrued interest receivable	19,355	18,761
Goodwill	4,970	4,970
Other assets	58,250	54,669
Total assets	$6,016,642	$5,830,435

LIABILITIES
Noninterest bearing deposits	$1,604,068	$1,538,331
Interest bearing deposits	3,625,902	3,498,474
Total deposits	5,229,970	5,036,805

Borrowings
Federal Home Loan Bank advances	75,000	75,000
Miscellaneous borrowings	0	10,500
Total borrowings	75,000	85,500

Accrued interest payable	4,283	5,959
Other liabilities	55,721	44,987
Total liabilities	5,364,974	5,173,251

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,762,538 shares issued and 25,290,908 outstanding as of March 31, 2021
25,713,408 shares issued and 25,239,748 outstanding as of December 31, 2020	114,764	114,927
Retained earnings	536,390	529,005
Accumulated other comprehensive income	15,110	27,744
Treasury stock at cost (471,630 shares as of March 31, 2021, 473,660 shares as of December 31, 2020)	(14,685)	(14,581)
Total stockholders’ equity	651,579	657,095
Noncontrolling interest	89	89
Total equity	651,668	657,184
Total liabilities and equity	$6,016,642	$5,830,435

*    Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
NET INTEREST INCOME
Interest and fees on loans
Taxable	$43,461	$46,054
Tax exempt	104	222
Interest and dividends on securities
Taxable	1,835	1,973
Tax exempt	2,489	2,006
Other interest income	88	184
Total interest income	47,977	50,439

Interest on deposits	4,218	11,199
Interest on borrowings
Short-term	7	362
Long-term	73	24
Total interest expense	4,298	11,585

NET INTEREST INCOME	43,679	38,854

Provision for credit losses*	1,477	6,600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,202	32,254

NONINTEREST INCOME
Wealth advisory fees	2,178	1,859
Investment brokerage fees	464	417
Service charges on deposit accounts	2,491	2,772
Loan and service fees	2,776	2,408
Merchant card fee income	622	669
Bank owned life insurance income (loss)	756	(292)
Interest rate swap fee income	249	653
Mortgage banking income	1,373	586
Net securities gains	753	0
Other income	895	1,705
Total noninterest income	12,557	10,777

NONINTEREST EXPENSE
Salaries and employee benefits	14,385	11,566
Net occupancy expense	1,503	1,387
Equipment costs	1,445	1,417
Data processing fees and supplies	3,319	2,882
Corporate and business development	1,509	1,111
FDIC insurance and other regulatory fees	464	267
Professional fees	1,877	1,147
Other expense	2,244	2,312
Total noninterest expense	26,746	22,089

INCOME BEFORE INCOME TAX EXPENSE	28,013	20,942
Income tax expense	5,030	3,643
NET INCOME	$22,983	$17,299

BASIC WEIGHTED AVERAGE COMMON SHARES	25,457,659	25,622,988

BASIC EARNINGS PER COMMON SHARE	$0.90	$0.68

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,550,111	25,735,826

DILUTED EARNINGS PER COMMON SHARE	$0.90	$0.67

*    Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)

	Three months ended March 31,
	2021	2020
Net income	$22,983	$17,299
Other comprehensive income
Change in securities available-for-sale:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(15,297)	13,219
Reclassification adjustment for gains included in net income	(753)	0
Net securities gain (loss) activity during the period	(16,050)	13,219
Tax effect	3,371	(2,775)
Net of tax amount	(12,679)	10,444
Defined benefit pension plans:
Amortization of net actuarial loss	60	63
Net gain activity during the period	60	63
Tax effect	(15)	(16)
Net of tax amount	45	47
Total other comprehensive income (loss), net of tax	(12,634)	10,491
Comprehensive income	$10,349	$27,790

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity	Interest	Equity

Balance at January 1, 2020	25,444,275	$114,858	$475,247	$12,059	$(4,153)	$598,011	$89	$598,100
Comprehensive income:
Net income			17,299			17,299		17,299
Other comprehensive income, net of tax				10,491		10,491		10,491
Cash dividends declared and paid, $0.30 per share			(7,689)			(7,689)		(7,689)
Treasury shares purchased under share repurchase plan	(289,101)				(10,012)	(10,012)		(10,012)
Treasury shares purchased under deferred directors' plan	(4,449)	215			(215)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,748	(119)			119	0		0
Stock activity under equity compensation plans	78,099	(2,030)				(2,030)		(2,030)
Stock based compensation expense		413				413		413
Balance at March 31, 2020	25,234,572	$113,337	$484,857	$22,550	$(14,261)	$606,483	$89	$606,572

Balance at January 1, 2021	25,239,748	$114,927	$529,005	$27,744	$(14,581)	$657,095	$89	$657,184
Adoption of ASU 2016-13			(6,951)			(6,951)		(6,951)
Comprehensive income:
Net income			22,983			22,983		22,983
Other comprehensive loss, net of tax				(12,634)		(12,634)		(12,634)
Cash dividends declared and paid, $0.34 per share			(8,647)			(8,647)		(8,647)
Treasury shares purchased under deferred directors' plan	(3,634)	219			(219)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,664	(115)			115	0		0
Stock activity under equity compensation plans	49,130	(1,648)				(1,648)		(1,648)
Stock based compensation expense		1,381				1,381		1,381
Balance at March 31, 2021	25,290,908	$114,764	$536,390	$15,110	$(14,685)	$651,579	$89	$651,668

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Three Months Ended March 31,	2021	2020
Cash flows from operating activities:
Net income	$22,983	$17,299
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,575	1,514
Provision for credit losses*	1,477	6,600
Amortization of loan servicing rights	198	167
Net change in loan servicing rights valuation allowance	(197)	246
Loans originated for sale, including participations	(32,629)	(16,801)
Net gain on sales of loans	(1,233)	(420)
Proceeds from sale of loans, including participations	25,692	13,601
Net (gain) loss on sales of premises and equipment	(1)	21
Net gain on sales and calls of securities available-for-sale	(753)	0
Net securities amortization	958	946
Stock based compensation expense	1,381	413
Losses (earnings) on life insurance	(756)	292
Gain on life insurance	(202)	(570)
Tax benefit of stock award issuances	(266)	(71)
Net change:
Interest receivable and other assets	(1,415)	(1,175)
Interest payable and other liabilities	7,095	(2,547)
Total adjustments	924	2,216
Net cash from operating activities	23,907	19,515

Cash flows from investing activities:
Proceeds from sale of securities available- for-sale	13,506	0
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	31,734	16,393
Purchases of securities available-for-sale	(161,224)	(20,211)
Purchase of life insurance	(528)	(232)
Net (increase) decrease in total loans	174,303	(23,588)
Proceeds from sales of land, premises and equipment	2	18
Purchases of land, premises and equipment	(2,162)	(2,133)
Proceeds from life insurance	329	0
Net cash from investing activities	55,960	(29,753)

Cash flows from financing activities:
Net increase in total deposits	193,165	147,884
Net increase (decrease) in short-term borrowings	(10,500)	10,500
Payments on short-term FHLB borrowings	0	(170,000)
Proceeds from long-term FHLB borrowings	0	75,000
Common dividends paid	(8,647)	(7,689)
Payments related to equity incentive plans	(1,648)	(2,030)
Purchase of treasury stock	(219)	(10,227)
Net cash from financing activities	172,151	43,438
Net change in cash and cash equivalents	252,018	33,200
Cash and cash equivalents at beginning of the period	249,927	99,381
Cash and cash equivalents at end of the period	$501,945	$132,581
Cash paid during the period for:
Interest	$5,973	$13,107
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	131	35
Securities purchases payable	5,855	0

*    Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2021. The Company’s 2020 Annual Report on Form 10-K should be read in conjunction with these statements.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update, commonly referred to as the current expected credit losses methodology (“CECL”), will change the accounting for credit losses on loans and debt securities. Under the new guidance, the Company’s measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required, but still permitted, under GAAP, which delays recognition until it is probable a loss has been incurred. In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods. This guidance is effective, subject to optional delay discussed below, for the Company for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years.

As previously disclosed, the Company implemented the CECL methodology and ran it concurrently with the historical incurred method. Under a provision provided by the CARES Act, the Company elected to delay the adoption of FASB’s new rule covering the CECL standard. On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021. This law extended relief for troubled debt restructurings and provided for further delay of the current expected credit losses adoption under the CARES Act to January 1, 2022, with early adoption permitted. The Company elected to remain on the incurred loan loss methodology for 2020.

The Company adopted ASU 2016-13 during the first quarter of 2021, effective January 1, 2021. Upon adoption, the Company recognized a $9.1 million increase in the allowance for credit losses. This resulted in a one-time cumulative effect adjustment decreasing beginning retained earnings as of January 1, 2021 by $7.0 million, net of deferred taxes of $2.1 million. The Company did not recognize an allowance for credit impairment for available-for-sale securities.

The following table illustrates the impact of adoption of the ASU:

	January 1, 2021
	As Reported		Impact of
	Under	Pre-ASC 326	ASC 326
(dollars in thousands)	ASC 326	Adoption	Adoption
Loans
Commercial and industrial loans	$32,645	$28,333	$4,312
Commercial real estate and multi-family residential loans	27,223	22,907	4,316
Agri-business and agricultural loans	4,103	3,043	1,060
Other commercial loans	1,357	416	941
Consumer 1-4 family loans	3,572	2,619	953
Other consumer loans	1,300	951	349
Unallocated	258	3,139	(2,881)
Allowance for credit losses	$70,458	$61,408	$9,050

The Company’s loan segmentation, as disclosed in “Note 3 – Loans”, did not change as a result of adopting this ASU.

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company is not adopting the capital transition relief over the permissible three-year or five-year periods.

In August 2018, the FASB issued ASU 2018-14 “Compensation — Retirement Benefits — Defined Benefit Plans — General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU updated the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans by adding, clarifying and removing certain disclosures. These amendments are effective for fiscal years ending after December 15, 2020, for public business entities, and are to be applied on a retrospective basis to all periods presented. The Company adopted this new accounting standard on January 1, 2021, and the adoption did not have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this new accounting standard on January 1, 2021, and the adoption did not have a material impact on its financial statements.

In January 2020, the FASB issued ASU No. 2020-01 “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” These amendments, among other things, clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The Company adopted ASU 2020-01 on January 1, 2021 and it did not have a material impact on its financial statements.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs, to clarify that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early application is not permitted. The Company adopted this new accounting standard on January 1, 2021, and the adoption did not have a material impact on its financial statements.

Newly Issued But Not Yet Effective Accounting Standards

On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to a planned adoption of reference rates which could include Secured Overnight Financing Rate (“SOFR”), amongst other indexes. The Company has identified loans that renewed prior to 2021 and obtained updated reference rate language at the time of renewal. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop internal milestones during this transitional period. The Company has adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020. The guidance under ASC-848 will be available for a limited time, generally through December 31, 2022. The Company expects to adopt the LIBOR transition relief allowed under this standard.

Reclassifications

Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2. SECURITIES

Information related to the amortized cost, fair value and allowance for credit losses of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is provided in the tables below.

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
(dollars in thousands)	Cost	Gain	Losses	Losses	Value
March 31, 2021
U.S. Treasury securities	$900	$0	$0	$0	$900
U.S. government sponsored agencies	36,150	0	(1,260)	0	34,890
Mortgage-backed securities: residential	344,668	6,903	(4,239)	0	347,332
Mortgage-backed securities: commercial	35,220	700	(2)	0	35,918
State and municipal securities	402,602	19,777	(990)	0	421,389
Total	$819,540	$27,380	$(6,491)	$0	$840,429

December 31, 2020
U.S. government sponsored agencies	$36,492	$56	$(61)	$0	$36,487
Mortgage-backed securities: residential	270,231	9,289	(17)	0	279,503
Mortgage-backed securities: commercial	35,877	1,004	0	0	36,881
State and municipal securities	355,306	26,696	(28)	0	381,974
Total	$697,906	$37,045	$(106)	$0	$734,845

Information regarding the fair value and amortized cost of available-for-sale debt securities by maturity as of March 31, 2021 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$3,275	$3,289
Due after one year through five years	10,703	10,961
Due after five years through ten years	37,520	39,209
Due after ten years	388,154	403,720
	439,652	457,179
Mortgage-backed securities	379,888	383,250
Total debt securities	$819,540	$840,429

Securities proceeds, gross gains and gross losses are presented below.

	Three months ended March 31,
(dollars in thousands)	2021	2020
Sales of securities available-for-sale
Proceeds	$13,506	$0
Gross gains	753	0
Gross losses	0	0
Number of securities	7	0

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

Securities with carrying values of $351.7 million and $382.7 million were pledged as of March 31, 2021 and December 31, 2020, respectively, as collateral for borrowings from the Federal Home Loan Bank and Federal Reserve Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of March 31, 2021 and December 31, 2020 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2021
U.S. government sponsored agencies	$34,890	$1,260	$0	$0	$34,890	$1,260
Mortgage-backed securities: residential	161,631	4,239	0	0	161,631	4,239
Mortgage-backed securities: commercial	2,567	2	0	0	2,567	2
State and municipal securities	63,625	990	0	0	63,625	990
Total temporarily impaired	$262,713	$6,491	$—	$—	$262,713	$6,491

December 31, 2020
U.S. government sponsored agencies	$19,800	$61	$0	$0	$19,800	$61
Mortgage-backed securities: residential	3	0	3,112	17	3,115	17
Mortgage-backed securities: commercial	0	0	0	0	0	0
State and municipal securities	6,921	28	0	0	6,921	28
Total temporarily impaired	$26,724	$89	$3,112	$17	$29,836	$106

The total number of securities with unrealized losses as of March 31, 2021 and December 31, 2020 is presented below.

	Less than	12 months
	12 months	or more	Total
March 31, 2021
U.S. government sponsored agencies	6	0	6
Mortgage-backed securities: residential	18	0	18
Mortgage-backed securities: commercial	1	0	1
State and municipal securities	45	0	45
Total temporarily impaired	70	0	70

December 31, 2020
U.S. government sponsored agencies	3	0	3
Mortgage-backed securities: residential	2	1	3
Mortgage-backed securities: commercial	0	0	0
State and municipal securities	2	0	2
Total temporarily impaired	7	1	8

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, management first assess whether it intends to sell, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the consolidated income statement. For available-for sale debt securities that do not meet the criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2021. Accrued interest receivable on available-for-sale debt securities totaled $4.4 million at March 31, 2021 and is excluded from the estimate of credit losses.

The U.S. government sponsored agencies and mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.

Prior to the adoption of ASC 326, there was no OTTI recorded during the three months ended March 31, 2020.

NOTE 3. LOANS

	March 31,		December 31,
(dollars in thousands)	2021		2020
Commercial and industrial loans:
Working capital lines of credit loans	$574,659	12.8%	$626,023	13.5%
Non-working capital loans	1,101,805	24.6	1,165,355	25.0
Total commercial and industrial loans	1,676,464	37.4	1,791,378	38.5

Commercial real estate and multi-family residential loans:
Construction and land development loans	370,906	8.3	362,653	7.8
Owner occupied loans	669,390	14.9	648,019	13.9
Nonowner occupied loans	605,640	13.5	579,625	12.5
Multifamily loans	301,385	6.7	304,717	6.5
Total commercial real estate and multi-family residential loans	1,947,321	43.4	1,895,014	40.7

Agri-business and agricultural loans:
Loans secured by farmland	154,826	3.5	195,410	4.2
Loans for agricultural production	192,341	4.3	234,234	5.0
Total agri-business and agricultural loans	347,167	7.8	429,644	9.2

Other commercial loans	86,477	1.9	94,013	2.0
Total commercial loans	4,057,429	90.5	4,210,049	90.4

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	161,573	3.6	167,847	3.6
Open end and junior lien loans	157,492	3.5	163,664	3.5
Residential construction and land development loans	9,221	0.2	12,007	0.3
Total consumer 1-4 family mortgage loans	328,286	7.3	343,518	7.4

Other consumer loans	99,052	2.2	103,616	2.2
Total consumer loans	427,338	9.5	447,134	9.6
Subtotal	4,484,767	100.0%	4,657,183	100.0%
Less: Allowance for credit losses	(71,844)		(61,408)
Net deferred loan fees	(10,136)		(8,027)
Loans, net	$4,402,787		$4,587,748

The recorded investment in loans does not include accrued interest, which totaled $14.5 million at March 31, 2021.

The Company had $69,000 in residential real estate loans in the process of foreclosure as of March 31, 2021, compared to $19,000 as of December 31, 2020.

NOTE 4. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company maintains an allowance for credit losses to provide for expected credit losses. Losses are charged against the allowance when management believes that the principal is uncollectable. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance are made for specific loans and for pools of similar types of loans, although the entire allowance is available for any loan that, in management’s judgment, should be charged against the allowance. A provision for credit losses is taken based on management’s ongoing evaluation of the appropriate allowance balance. A formal evaluation of the adequacy of the credit loss allowance is conducted monthly. The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control.

The level of credit loss provision is influenced by growth in the overall loan portfolio, emerging market risk, emerging concentration risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss analysis. In addition, management gives consideration to changes in the facts and circumstances of watch list credits, which includes the security position of the borrower, in determining the appropriate level of the credit loss provision. Furthermore, management’s overall view on credit quality is a factor in the determination of the provision.

The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio, overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default (“PD/LGD”) model, subject to a floor. A default can be triggered by one of several different asset quality factors, including past due status, nonaccrual status, TDR status or if the loan has had a charge-off. This PD is then combined with a LGD derived from historical charge-off data to construct a default rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee’s Summary of Economic Projections, and other environmental factors based on the risks present for each portfolio segment. These environmental factors include consideration of the following: levels of, and trends in, delinquencies and nonperforming loans; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for credit losses deemed adequate to cover probable losses inherent in the loan portfolio.

Commercial loans are subject to a dual standardized grading process administered by the credit administration function. These grade assignments are performed independent of each other and a consensus is reached by credit administration and the loan review officer. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that indicate it should be evaluated on an individual basis. Considerations with respect to specific allocations for these individual credits include, but are not limited to, the following: (a) the sufficiency of the customer’s cash flow or net worth to repay the loan; (b) the adequacy of the discounted value of collateral relative to the loan balance; (c) whether the loan has been criticized in a regulatory examination; (d) whether the loan is nonperforming; (e) any other reasons the ultimate collectability of the loan may be in question; or (f) any unique loan characteristics that require special monitoring.

Allocations are also applied to categories of loans considered not to be individually analyzed, but for which the rate of loss is expected to be consistent with or greater than historical averages. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values. These general pooled loan allocations are performed for portfolio segments of commercial and industrial; commercial real estate, multi-family, and construction; agri-business and agricultural; other commercial loans; and consumer 1-4 family mortgage and other consumer loans. General allocations of the allowance are determined by a historical loss rate based on the calculation of each pool’s probability of default-loss given default, subject to a floor. The length of the historical period for each pool is based on the average life of the pool. The historical loss rates are supplemented with consideration of economic conditions and portfolio trends.

Due to the imprecise nature of estimating the allowance for credit losses, the Company’s allowance for credit losses includes an unallocated component. The unallocated component of the allowance for credit losses incorporates the Company’s judgmental determination of potential expected losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends, and trends in the composition of the Company’s large commercial loan portfolio and related large dollar exposures to individual borrowers. As a practical expedient, the Company has elected to treat accrued interest the same way it is treated in the incurred loss model, wherein it is stated separately from loan principal balances on the consolidated balance sheet. Additionally, when a loan is placed on non-accrual, interest payments will be reversed through interest income, which is consistent with current practice.

For off balance sheet credit exposures outlined in the ASU at 326-20-30-11, it is the Company’s position that nearly all of the unfunded amounts on lines of credit are unconditionally cancellable, and therefore not subject to having a liability set up, which matches the current accounting conclusion in the incurred loss environment.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three-month period ended March 31, 2021:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2021
Beginning balance, January 1	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408
Impact of adopting ASC 326	4,312	4,316	1,060	941	953	349	(2,881)	9,050
Provision for credit losses	(540)	2,285	(202)	(185)	(233)	13	339	1,477
Loans charged-off	(87)	(71)	0	0	(6)	(72)	0	(236)
Recoveries	34	8	0	0	51	52	0	145
Net loans charged-off	(53)	(63)	0	0	45	(20)	0	(91)
Ending balance	$32,052	$29,445	$3,901	$1,172	$3,384	$1,293	$597	$71,844

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

The following table summarizes the risk category of loans by loan segment and origination date as of March 31, 2021:

(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$1,699	$7,903	$15,719	$2,351	$1,168	$642	$29,482	$469,298	$498,780
Special Mention	0	0	0	0	0	0	0	59,011	59,011
Substandard	0	0	35	0	173	35	243	16,662	16,905
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	0	0	0	0	0	0	0	0	0
Total	$1,699	$7,903	$15,754	$2,351	$1,341	$677	$29,725	$544,971	$574,696
Non-working capital loans:
Pass	$163,261	$448,279	$115,200	$100,782	$37,144	$28,151	$892,817	$150,459	$1,043,276
Special Mention	4,424	5,394	1,468	3,302	3,609	1,635	19,832	2,896	22,728
Substandard	0	6,754	1,340	4,684	4,642	1,076	18,496	3,142	21,638
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	856	2,360	1,104	1,083	357	69	5,829	0	5,829
Total	$168,541	$462,787	$119,112	$109,851	$45,752	$30,931	$936,974	$156,497	$1,093,471
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	$4,739	$36,704	$12,586	$57,515	$1,639	$17,070	$130,253	$239,380	$369,633
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	0	0	0	0	0	0	0	0	0
Total	$4,739	$36,704	$12,586	$57,515	$1,639	$17,070	$130,253	$239,380	$369,633
Owner occupied loans:
Pass	$44,701	$181,024	$72,230	$85,797	$86,522	$116,435	$586,709	$44,030	$630,739
Special Mention	1,675	0	2,183	1,401	23,062	2,242	30,563	0	30,563
Substandard	0	2,039	1,092	2,111	1,458	932	7,632	0	7,632
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	0	0	0	0	0	0	0	0	0
Total	$46,376	$183,063	$75,505	$89,309	$111,042	$119,609	$624,904	$44,030	$668,934
Nonowner occupied loans:
Pass	$26,222	$168,765	$158,407	$45,092	$43,415	$95,478	$537,379	$36,478	$573,857
Special Mention	0	0	666	3,406	0	27,107	31,179	0	31,179
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	0	0	0	0	0	0	0	0	0
Total	$26,222	$168,765	$159,073	$48,498	$43,415	$122,585	$568,558	$36,478	$605,036
Multifamily loans:
Pass	$13,224	$109,440	$79,629	$14,830	$17,242	$30,423	$264,788	$13,956	$278,744
Special Mention	0	0	0	0	22,252	0	22,252	0	22,252
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	0	0	0	0	0	0	0	0	0
Total	$13,224	$109,440	$79,629	$14,830	$39,494	$30,423	$287,040	$13,956	$300,996
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	$16,709	$31,945	$21,644	$15,817	$11,433	$25,434	$122,982	$21,195	$144,177
Special Mention	0	2,089	2,374	746	200	1,924	7,333	2,628	9,961
Substandard	0	220	0	0	0	428	648	0	648
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	0	0	0	0	0	0	0	0	0
Total	$16,709	$34,254	$24,018	$16,563	$11,633	$27,786	$130,963	$23,823	$154,786
Loans for agricultural production:
Pass	$1,594	$33,549	$5,474	$12,302	$1,851	$8,448	$63,218	$82,152	$145,370
Special Mention	495	10,154	5,582	18,788	62	19	35,100	11,942	47,042
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	0	0	0	0	0	0	0	0	0
Total	$2,089	$43,703	$11,056	$31,090	$1,913	$8,467	$98,318	$94,094	$192,412
Other commercial loans:
Pass	$919	$30,687	$5,766	$2,524	$10,249	$14,206	$64,351	$22,028	$86,379
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	0	0	0	0	0	0	0	0	0
Total	$919	$30,687	$5,766	$2,524	$10,249	$14,206	$64,351	$22,028	$86,379
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans
Pass	$3,252	$18,893	$7,016	$7,339	$4,048	$6,407	$46,955	$2,717	$49,672
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	14	1,481	1,495	0	1,495
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	4,474	31,927	14,397	12,868	13,123	32,653	109,442	631	110,073
Total	$7,726	$50,820	$21,413	$20,207	$17,185	$40,541	$157,892	$3,348	$161,240
Open end and junior lien loans
Pass	$101	$494	$166	$404	$0	$32	$1,197	$10,305	$11,502
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	1,565	9,308	9,290	7,900	4,119	2,603	34,785	112,747	147,532
Total	$1,666	$9,802	$9,456	$8,304	$4,119	$2,635	$35,982	$123,052	$159,034
Residential construction loans
Pass	$0	$0	$0	$0	$0	$0	$0	$0	$0
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	2,139	4,268	1,098	262	202	1,210	9,179	0	9,179
Total	$2,139	$4,268	$1,098	$262	$202	$1,210	$9,179	$0	$9,179
Other consumer loans
Pass	$253	$6,503	$1,687	$0	$1,395	$0	$9,838	$24,887	$34,725
Special Mention	0	0	253	0	0	0	253	0	253
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	5,423	21,653	11,465	10,166	4,065	2,004	54,776	9,081	63,857
Total	$5,676	$28,156	$13,405	$10,166	$5,460	$2,004	$64,867	$33,968	$98,835

TOTAL	297,725	1,170,352	547,871	411,470	293,444	418,144	3,139,006	1,335,625	4,474,631

As of March 31, 2021, $396.7 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration (“SBA”).

Nonaccrual and Past Due Loans:

The Company does not record interest on nonaccrual loans until principal is recovered. For all loan classes, a loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectability of principal or interest. Interest accrued but not received is reversed against earnings. Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for a prescribed period, and future payments are reasonably assured.

The following table presents the aging of the amortized cost basis in past due loans as of March 31, 2021 by class of loans and loans past due 90 days or more and still accruing by class of loan:

			Greater than			Nonaccrual
		30-89	89 Days			With No
	Loans Not	Days	Past Due	Total	Total	Allowance
(dollars in thousands)	Past Due	Past Due	and Accruing	Accruing	Nonaccrual	For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$574,696	$0	$0	$574,096	$600	$173	$574,696
Non-working capital loans	1,093,471	0	0	1,088,338	5,133	610	1,093,471
Commercial real estate and multi-family residential loans:
Construction and land development loans	369,633	0	0	369,633	0	0	369,633
Owner occupied loans	668,934	0	0	663,855	5,079	3,396	668,934
Nonowner occupied loans	605,036	0	0	605,036	0	0	605,036
Multifamily loans	300,996	0	0	300,996	0	0	300,996
Agri-business and agricultural loans:
Loans secured by farmland	154,786	0	0	154,358	428	283	154,786
Loans for agricultural production	192,412	0	0	192,412	0	0	192,412
Other commercial loans	86,379	0	0	86,379	0	0	86,379
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	160,677	545	18	160,773	467	72	161,240
Open end and junior lien loans	158,924	110	0	159,034	0	0	159,034
Residential construction loans	9,179	0	0	9,179	0	0	9,179
Other consumer loans	98,753	82	0	98,835	0	0	98,835
Total	$4,473,876	$737	$18	$4,462,924	$11,707	$4,534	$4,474,631

As of March 31, 2021 there were no loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the three month period ended March 31, 2021.

When management determines that foreclosure is probable, expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of the collateral. The class of loan represents the primary collateral type associated with the loan. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value.

The following table presents the amortized cost basis of collateral dependent loans by class of loan as of March 31, 2021:

		General
(dollars in thousands)	Real Estate	Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$0	$427	$0	$427
Non-working capital loans	1,952	9,507	229	11,688
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,707	1,682	1,161	5,550
Agri-business and agricultural loans:
Loans secured by farmland	283	145	0	428
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,496	0	0	1,496
Total	$6,438	$11,761	$1,390	$19,589

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for individually analyzed loans. The Company has allocated $6.1 million and $5.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2021 and December 31, 2020, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	March 31	December 31
(dollars in thousands)	2021	2020
Accruing troubled debt restructured loans	$5,111	$5,237
Nonaccrual troubled debt restructured loans	6,508	6,476
Total troubled debt restructured loans	$11,619	$11,713

During the three months ended March 31, 2021, no loans were modified as troubled debt restructurings.

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

For the three month period ended March 31, 2020, the troubled debt restructurings described above increased the allowance for credit losses by $122,000, and charge-offs of $666,000 were recorded.

As of March 31, 2021, total deferrals attributed to COVID-19 were $85.0 million representing 26 borrowers. This represented 2.0% of the total loan portfolio. Of that total 19 were commercial loan borrowers representing $84.4 million in loans, or 2.0% of commercial loans, and seven were retail loan borrowers representing $0.6 million, or 0.2% of total retail loans. The majority of all loan deferrals were for a period of 90 days. Of the total commercial deferrals attributed to COVID-19, $14.5 million represented a first deferral action, $14.9 million represented a second deferral action, $30.5 million represented a third deferral action and $24.5 million represented a fourth deferral action. Two borrowers represented 89% of the fourth deferral population and were commercial real estate nonowner occupied loans supported by adequate collateral and personal guarantors and consist of loans to the hotel and accommodation industry. All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cashflows are collectable at this time. In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due at December 31, 2019 were not considered trouble debt restructurings as of March 31, 2021. This provision was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. Management continues to monitor these deferrals and has adequately considered these credits in the March 31, 2021 allowance for credit losses balance.

Allowance for Loan Losses (Prior to January 1, 2021):

Prior to the adoption of ASC 326 on January 1, 2021 the Company calculated the allowance for loan losses using the incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month period ended March 31, 2020:

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2020:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,310	$1,377	$84	$0	$270	$0	$0	$8,041
Collectively evaluated for impairment	22,023	21,530	2,959	416	2,349	951	3,139	53,367
Total ending allowance balance	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408

Loans:
Loans individually evaluated for impairment	$12,533	$5,518	$428	$0	$1,700	$0	$0	$20,179
Loans collectively evaluated for impairment	1,772,393	1,887,054	429,234	93,912	342,999	103,385	0	4,628,977
Total ending loans balance	$1,784,926	$1,892,572	$429,662	$93,912	$344,699	$103,385	$0	$4,649,156

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2020:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$346	$173	$0
Non-working capital loans	2,399	968	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,002	2,930	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	316	236	0
Open end and junior lien loans	5	5	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	433	433	255
Non-working capital loans	11,644	10,959	6,055
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,589	2,588	1,377
Agri-business and agricultural loans:
Loans secured by farmland	145	145	84
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,457	1,459	270
Total	$22,939	$20,179	$8,041

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2020:

	Average	Interest	Cash Basis
	Recorded	Income	Interest Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$380	$0	$0
Non-working capital loans	558	1	1
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,144	5	4
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	325	1	1
Open end and junior lien loans	85	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,287	0	0
Non-working capital loans	11,719	90	90
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,999	30	30
Agri-business and agricultural loans:
Loans secured by farmland	147	0	0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,641	21	20
Open end and junior lien loans	638	0	0
Residential construction loans	52	0	0
Total	$25,258	$148	$146

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 by class of loans:

		30‑89	Greater than	Greater than		Total Past
	Loans Not	Days	90 Days	90 Days		Due and
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Nonaccrual	Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$625,493	$0	$0	$0	$606	$606	$626,099
Non-working capital loans	1,153,540	0	0	0	5,287	5,287	1,158,827
Commercial real estate and multi-family residential loans:
Construction and land development loans	361,664	0	0	0	0	0	361,664
Owner occupied loans	642,527	0	0	0	5,047	5,047	647,574
Nonowner occupied loans	579,050	0	0	0	0	0	579,050
Multifamily loans	304,284	0	0	0	0	0	304,284
Agri-business and agricultural loans:
Loans secured by farmland	194,935	0	0	0	428	428	195,363
Loans for agricultural production	234,191	108	0	0	0	108	234,299
Other commercial loans	93,912	0	0	0	0	0	93,912
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	165,895	877	116	116	613	1,606	167,501
Open end and junior lien loans	165,094	137	0	0	5	142	165,236
Residential construction loans	11,962	0	0	0	0	0	11,962
Other consumer loans	103,240	145	0	0	0	145	103,385
Total	$4,635,787	$1,267	$116	$116	$11,986	$13,369	$4,649,156

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$535,071	$81,095	$9,718	$0	$215	$626,099
Non-working capital loans	1,111,989	26,523	14,820	0	5,495	1,158,827
Commercial real estate and multi-family residential loans:
Construction and land development loans	361,664	0	0	0	0	361,664
Owner occupied loans	608,845	31,355	7,374	0	0	647,574
Nonowner occupied loans	547,790	31,260	0	0	0	579,050
Multi-family loans	282,031	22,253	0	0	0	304,284
Agri-business and agricultural loans:
Loans secured by farmland	183,983	10,728	652	0	0	195,363
Loans for agricultural production	185,875	48,424	0	0	0	234,299
Other commercial loans	93,912	0	0	0	0	93,912
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	40,682	0	1,695	0	125,124	167,501
Open end and junior lien loans	8,424	0	5	0	156,807	165,236
Residential construction loans	0	0	0	0	11,962	11,962
Other consumer loans	36,979	253	0	0	66,153	103,385
Total	$3,997,245	$251,891	$34,264	$0	$365,756	$4,649,156

NOTE 5. BORROWINGS

For the periods ended March 31, 2021 and December 31, 2020, the Company had an advance outstanding from the Federal Home Loan Bank (“FHLB”) in the amount of $75.0 million. The outstanding FHLB advance is a ten-year fixed-rate putable advance with a rate of 0.39% and is due on March 4, 2030. The advance may not be prepaid by the Company without penalty. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities.

On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on July 31, 2020. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 13, 2021. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed. Outstanding borrowings on the credit agreement were $0 and $10.5 million at March 31, 2021 and December 31, 2020, respectively.

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

Collateral dependent loans:  Collateral dependent loans with specific allocations of the allowance for credit losses generally based on the fair value of the underlying collateral when repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of collateral dependent loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 0-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: (a) raw and finished inventory is discounted from its cost or book value by 35-65%, depending on the marketability of the goods (b) finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good (c) work in process inventory is typically discounted by 50-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base (d) equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons; and (e) marketable securities are discounted by 10-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights:  As of March 31, 2021, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $4.3 million, carried at amortized cost less $518,000 in a valuation reserve, or $3.8 million. These residential mortgage loans have a weighted average interest rate of 3.63%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At March 31, 2021, the constant prepayment speed (“PSA”) used was 152 and discount rate used was 9.4%. At December 31, 2020, the PSA used was 204 and the discount rate used was 9.4%.

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

Real estate mortgage loans held-for-sale: Real estate mortgage loans held-for-sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors, and result in a Level 2 classification.

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2021
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. Treasury securities	$900	$0	$0	$900
U.S. government sponsored agency securities	0	34,890	0	34,890
Mortgage-backed securities: residential	0	347,332	0	347,332
Mortgage-backed securities: commercial	0	35,918	0	35,918
State and municipal securities	0	421,249	140	421,389
Total Securities	900	839,389	140	840,429
Mortgage banking derivative	0	1,217	0	1,217
Interest rate swap derivative	0	18,194	0	18,194
Total assets	$900	$858,800	$140	$859,840

Liabilities:
Mortgage banking derivative	0	4	0	4
Interest rate swap derivative	0	18,206	0	18,206
Total liabilities	$0	$18,210	$0	$18,210

	December 31, 2020
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. government sponsored agency securities	$0	$36,487	$0	$36,487
Mortgage-backed securities: residential	0	279,503	0	279,503
Mortgage-backed securities: commercial	0	36,881	0	36,881
State and municipal securities	0	381,834	140	381,974
Total Securities	0	734,705	140	734,845
Mortgage banking derivative	0	1,182	0	1,182
Interest rate swap derivative	0	21,764	0	21,764
Total assets	$0	$757,651	$140	$757,791

Liabilities:
Mortgage banking derivative	0	111	0	111
Interest rate swap derivative	0	21,794	0	21,794
Total liabilities	$0	$21,905	$0	$21,905

The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2021
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$133	$133
Non-working capital loans	0	0	4,331	4,331
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	710	710
Agri-business and agricultural loans:
Loans secured by farmland	0	0	43	43
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	322	322
Total collateral dependent loans	$0	$0	$5,539	$5,539
Other real estate owned	0	0	0	0
Total assets	$0	$0	$5,539	$5,539

	December 31, 2020
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$178	$178
Non-working capital loans	0	0	4,904	4,904
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	1,211	1,211
Agri-business and agricultural loans:
Loans secured by farmland	0	0	61	61
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	411	411
Total collateral dependent loans	$0	$0	$6,765	$6,765
Other real estate owned	0	0	0	0
Total assets	$0	$0	$6,765	$6,765

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2021:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$4,464	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	61%	22%-100%

Collateral dependent loans:
Commercial real estate	710	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	67%	25%-73%

Collateral dependent loans:
Agribusiness and agricultural	43	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	70%

Collateral dependent loans:
Consumer 1-4 family mortgage	322	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	9%

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2020:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$5,082	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	55%	16%-100%

Collateral dependent loans:
Commercial real estate	1,211	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	53%	21%-74%

Collateral dependent loans:
Agribusiness and agricultural	61	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	58%

Collateral dependent loans:
Consumer 1-4 family mortgage	411	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	11%	10%-15%

Collateral dependent loans had a gross carrying amount of $19.6 million, with a valuation allowance of $8.5 million at March 31, 2021. The change in the fair value of collateral dependent loans resulted in increases in the provision for credit losses of $815,000 during the three months ended March 31, 2021. At March 31, 2020, collateral dependent loans had a gross carrying amount of $17.4 million, with a valuation allowance of $7.4 million. The change in the fair value of collateral dependent loans resulted in increases in the provision for credit losses of $142,000 during the three months ended March 31, 2020.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	March 31, 2021
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$501,945	$499,989	$1,956	$0	$501,945
Securities available-for-sale	840,429	900	839,389	140	840,429
Real estate mortgages held-for-sale	19,092	0	19,755	0	19,755
Loans, net	4,402,787	0	0	4,355,296	4,355,296
Mortgage banking derivative	1,217	0	1,217	0	1,217
Interest rate swap derivative	18,194	0	18,194	0	18,194
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	19,355	0	4,420	14,935	19,355
Financial Liabilities:
Certificates of deposit	(1,006,879)	0	(1,014,233)	0	(1,014,233)
All other deposits	(4,223,091)	(4,223,091)	0	0	(4,223,091)
Federal Home Loan Bank advances	(75,000)	0	(65,349)	0	(65,349)
Mortgage banking derivative	(4)	0	(4)	0	(4)
Interest rate swap derivative	(18,206)	0	(18,206)	0	(18,206)
Standby letters of credit	(484)	0	0	(484)	(484)
Accrued interest payable	(4,283)	(71)	(4,212)	0	(4,283)

	December 31, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$249,927	$247,228	$2,699	$0	$249,927
Securities available-for-sale	734,845	0	734,705	140	734,845
Real estate mortgages held-for-sale	11,218	0	11,651	0	11,651
Loans, net	4,587,748	0	0	4,532,639	4,532,639
Mortgage banking derivative	1,182	0	1,182	0	1,182
Interest rate swap derivative	21,764	0	21,764	0	21,764
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	18,761	0	3,801	14,960	18,761
Financial Liabilities:
Certificates of deposit	(1,024,819)	0	(1,033,095)	0	(1,033,095)
All other deposits	(4,011,986)	(4,011,986)	0	0	(4,011,986)
Miscellaneous borrowings	(10,500)	0	(10,500)	0	(10,500)
Federal Home Loan Bank advances	(75,000)	0	(68,967)	0	(68,967)
Mortgage banking derivative	(111)	0	(111)	0	(111)
Interest rate swap derivative	(21,794)	0	(21,794)	0	(21,794)
Standby letters of credit	(686)	0	0	(686)	(686)
Accrued interest payable	(5,959)	(66)	(5,893)	0	(5,959)

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2021 and December 31, 2020.

	March 31, 2021
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral	Net
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Amount
Assets
Interest Rate Swap Derivatives	$18,194	$0	$18,194	$0	$(3,490)	$14,704
Total Assets	$18,194	$0	$18,194	$0	$(3,490)	$14,704
Liabilities
Interest Rate Swap Derivatives	$18,206	$0	$18,206	$0	$(9,380)	$8,826
Total Liabilities	$18,206	$0	$18,206	$0	$(9,380)	$8,826

	December 31, 2020
		Gross
	Gross	Amounts	Net Amounts	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral	Net
(dollars in thousands)	Liabilities	Position	Position	Instruments	Position	Amount
Assets
Interest Rate Swap Derivatives	$21,764	$0	$21,764	$0	$0	$21,764
Total Assets	$21,764	$0	$21,764	$0	$0	$21,764
Liabilities
Interest Rate Swap Derivatives	$21,794	$0	$21,794	$0	$(21,370)	$424
Total Liabilities	$21,794	$0	$21,794	$0	$(21,370)	$424

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

	Three Months Ended March 31,
	2021	2020
Weighted average shares outstanding for basic earnings per common share	25,457,659	25,622,988
Dilutive effect of stock based awards and warrants	92,452	112,838
Weighted average shares outstanding for diluted earnings per common share	25,550,111	25,735,826

Basic earnings per common share	$0.90	$0.68
Diluted earnings per common share	$0.90	$0.67

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes within each classification of accumulated other comprehensive income for the three months ended March 31, 2021 and 2020 all shown net of tax:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at January 1, 2021	$29,182	$(1,438)	$27,744
Other comprehensive loss before reclassification	(12,084)	0	(12,084)
Amounts reclassified from accumulated other comprehensive income	(595)	45	(550)
Net current period other comprehensive loss	(12,679)	45	(12,634)
Balance at March 31, 2021	$16,503	$(1,393)	$15,110

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at January 1, 2020	$13,607	$(1,548)	$12,059
Other comprehensive income before reclassification	10,444	0	10,444
Amounts reclassified from accumulated other comprehensive income	0	47	47
Net current period other comprehensive income	10,444	47	10,491
Balance at March 31, 2020	$24,051	$(1,501)	$22,550

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2021 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$753	Net securities gains
Tax effect	(158)	Income tax expense
	595	Net of tax
Amortization of defined benefit pension items	$(60)	Other expense
Tax effect	15	Income tax expense
	(45)	Net of tax
Total reclassifications for the period	$550	Net income

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2020 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Amortization of defined benefit pension items	$(63)	Other expense
Tax effect	16	Income tax expense
	(47)	Net of tax
Total reclassifications for the period	$(47)	Net income

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

The following is a maturity analysis of the operating lease liabilities as of March 31, 2021:

Operating lease
Years ending December 31, (in thousands)	Obligation
2021	$438
2022	595
2023	606
2024	622
2025	640
2026 and thereafter	2,233
Total undiscounted lease payments	5,134
Less imputed interest	(570)
Lease liability	$4,564
Right-of-use asset	$4,564

	Three months ended		Three months ended
	March 31, 2021		March 31, 2020
Lease cost
Operating lease cost	$135		$128
Short-term lease cost	6		6
Total lease cost	$141		$134

Other information
Operating cash outflows from operating leases	$135		$128
Weighted-average remaining lease term - operating leases	8.6	years	9.6	years
Weighted average discount rate - operating leases	2.8%		2.8%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in the first three months of 2021 was $23.0 million, up 32.9% from $17.3 million for the comparable period of 2020. Diluted earnings per common share was $0.90 in the first three months of 2021, up 34.3% from $0.67 in the comparable period of 2020. The increase was primarily due to the Company recording a provision for credit losses of $1.5 million for the first three months of 2021, a decrease of $5.1 million, or 77.6%, compared to $6.6 million for the first three months of 2020. In addition, net income for the first three months of 2021 was positively impacted by a $4.8 million increase in net interest income and a $1.8 million increase in noninterest income. These increases were partially offset by a $4.7 million, or 21.1%, increase in noninterest expense. Pretax pre-provision earnings in the first three months of 2021 were $29.5 million, an increase of $1.9 million, or 7.1%, compared to $27.5 million for the comparable period of 2020. Pretax pre-provision earnings is a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense.

Annualized return on average total equity was 14.27% in the first three months of 2021 versus 11.51% in the comparable period of 2020. Annualized return on average total assets was 1.58% in the first three months of 2021 versus 1.40% in the comparable period of 2020. The average equity to average assets ratio was 11.10% in the first three months of 2021 versus 12.17% in the comparable period of 2020.

Total assets were $6.017 billion as of March 31, 2021 versus $5.830 billion as of December 31, 2020, an increase of $186.2 million, or 3.2%. This increase was primarily due to a $252.0 million increase in cash and cash equivalents and a $105.6 million increase in securities available-for-sale, offset by a decrease in gross loans of $174.5 million. The outstanding balance of Paycheck Protection Program (PPP) loans at March 31, 2021, was $396.7 million versus $412.0 million at December 31, 2020. Loans excluding PPP loans decreased by $159.2 million from $4.24 billion at December 31, 2020 to $4.08 billion at March 31, 2021. The Paycheck Protection Program has strengthened the Company’s borrowers’ balance sheets and improved their operating performance. It has further provided a valuable cash injection for all clients who participated in the program. Yet, it has contributed to a reduction in usage of available credit facilities by clients, which decreased to 39% at March 31, 2021 from 43% at December 31, 2020.

Balance sheet growth was primarily funded through growth in deposits during 2021, which was driven by the deposit of PPP loan proceeds into borrower accounts and additional government stimulus payments into consumer accounts. Deposits increased $193.2 million while total borrowings decreased by $10.5 million since December 31, 2020. Total equity decreased by $5.5 million due primarily to a decrease in accumulated other comprehensive income of $12.6 million, dividends declared and paid of $0.34 per share totaling $8.6 million and the day one CECL adjustment to retained earnings of $7.0 million, offset by net income of $23.0 million.

Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an impact on our financial condition and results of operations as of and for the three months ended March 31, 2021 and 2020, and may have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty. As a result of the pandemic, our financial condition, capital levels and results of operations have been and could continue to be significantly affected, as described in further detail below.

During the first quarter, Lake City Bank focused on its response to the crisis for its employees and its customers. On March 15, 2021, the Bank reopened all of its branch lobbies. Most Company employees returned to the workplace in a Lake City Bank facility by April 12, 2021, with certain business units keeping a portion of employees in a remote workplace setting for business continuity purposes. The Company invested in personal protective equipment, installed protective barriers and enhanced social distancing measures in order to prioritize the safety of bank customers and employees. The Company will keep all safety protocols in place until it determines that the public health risks posed by COVID-19 no longer require them.

Active Management of Credit Risk

The Company’s Commercial Banking and Credit Administration leadership continues to review and refine the list of industries that the Company believes are most likely to be materially impacted by the potential economic impact resulting from the COVID-19 pandemic. The current assessment of impacted industries remains unchanged from year-end 2020 and includes a smaller group of industries as compared to the initial list of potentially affected industries disclosed in the Company’s earnings release for the first quarter of 2020. The current list of industries under review represents approximately 3.3%, or $138 million, of the Company's total loan portfolio versus $765 million, or 18.7%, as of April 27, 2020, excluding PPP loans. The following industries are included in the 3.3% along with their respective percentage of the loan portfolio: hotel and accommodations – 2.3%, entertainment and recreation – 0.6% and full-service restaurants – 0.4%. The Company has no direct exposure to oil and gas and limited exposure to retail shopping centers.

The Company’s commercial loan portfolio is highly diversified, and no industry sector represents more than 8% of the Bank’s loan portfolio as of March 31, 2021. Agri-business and agricultural loans represented the highest specific industry concentration at 7% of total loans. The Company’s Commercial Banking and Credit Administration teams continue to actively work with customers to understand their business challenges and credit needs during this time.

COVID-19 Related Loan Deferrals

As detailed below, loan deferrals peaked on June 17, 2020, at $737 million, which represented 16% of the total loan portfolio. As of March 31, 2021, total deferrals attributable to COVID-19 were $85 million, representing 26 borrowers, or 2% of the total loan portfolio. Total deferrals as of April 20, 2021 represented a decline in deferral balances of 88% from the peak levels. Of the $85 million, 19 were commercial loan borrowers representing $84 million in loans, or 2% of total commercial loans and seven were retail loan borrowers representing $1 million, or 1% of total retail loans. All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cashflows are collectable at this time.

As of April 20, 2021, of the total commercial deferrals attributed to COVID-19, $14 million represented a first deferral action, $6 million represented a second deferral action, $40 million represented a third deferral action and $25 million represented a fourth deferral action. Two borrowers represented 89% of the fourth deferral population and were commercial real estate nonowner occupied loans supported by adequate collateral and personal guarantors and consist of loans to the hotel and accommodation industry.

The Company’s retail loan portfolio is comprised of 1-4 family mortgage loans, home equity lines of credit and other direct and indirect installment loans. A third-party vendor manages the Company’s retail and commercial credit card program and the Company does not have any balance sheet exposure with respect to this program except for nominal recourse on limited commercial card accounts.

Total Loan Deferrals
	Peak					% change
	June 17, 2020	December 31, 2020	March 31, 2021	April 20, 2021		from Peak
Borrowers	487	49	26	26		(95)%
Amount (In millions)	$737	$101	$85	$85		(88)%
% of Total Loan Portfolio	16%	2%	2%	2	~~%~~	NA

Total Commercial Deferrals
	Peak				% change
	June 17, 2020	December 31, 2020	March 31, 2021	April 20, 2021	from Peak
Borrowers	351	22	19	19	(95)%
Amount (In millions)	$730	$98	$84	$84	(88)%
% of Commercial Loan Portfolio	18%	2%	2%	2%	NA

Total Retail Deferrals
	Peak				% change
	June 17, 2020	December 31, 2020	March 31, 2021	April 20, 2021	from Peak
Borrowers	136	27	7	7	(95)%
Amount (In millions)	$7	$3	$1	$1	(86)%
% of Retail Loan Portfolio	2%	1%	1%	1%	NA

Liquidity Preparedness

Throughout the COVID-19 crisis, the Company has monitored liquidity preparedness. Critical to this effort has been the monitoring of commercial and retail borrowers’ line of credit utilization. The Company’s commercial and retail line of credit utilization at March 31, 2021 was 39% versus 48% at March 31, 2020 and 43% at December 31, 2020. The Company has a long-standing liquidity plan in place that ensures there are appropriate liquidity resources available to fund the balance sheet.

The Paycheck Protection Program

During the first quarter of 2021, the Company funded PPP loans for its customers through the second round of the PPP program. In addition, the Bank has continued processing forgiveness applications for PPP loans made during the first round of the PPP program. As of March 31, 2021, Lake City Bank had $396.7 million in PPP loans outstanding consisting of $258.7 million from PPP round one and $138.0 million from PPP round two. Most of the PPP loans are for existing customers and 55% of the number of PPP loans originated are for amounts less than $50,000. As of March 31, 2021, the SBA has approved forgiveness for $291.2 million in PPP loans originated during round one of the PPP program and the company has submitted forgiveness applications on behalf of customers in the amount of $189.3 million that were awaiting SBA approval.

	March 31, 2021
	Originated		Forgiven		Outstanding (1)
	Number	Amount	Number	Amount	Number	Amount

PPP Round 1	2,409	$570,500	1,858	$291,249	548	$258,678
PPP Round 2	996	144,884	0	0	996	138,045
Total	3,405	715,384	1,858	291,249	1,544	396,723

(1)    Outstanding balance includes deferred loan origination fees, net of costs, and any loans repaid by borrowers.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for credit losses. See “Note 4 – Allowance for Credit Losses and Credit Quality” for more information on this critical accounting policy.

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months ended March 31, 2021 and 2020 is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Income Statement Summary:
Net interest income	$43,679	$38,854
Provision for credit losses (1)	1,477	6,600
Noninterest income	12,557	10,777
Noninterest expense	26,746	22,089
Other Data:
Efficiency ratio (2)	47.56%	44.51%
Dilutive EPS	$0.90	$0.67
Tangible capital ratio (3)	10.77%	11.99%
Net charge-offs to average loans	0.01%	0.36%
Net interest margin	3.19%	3.35%
Net interest margin excluding PPP loans (4)	3.06%	3.35%
Noninterest income to total revenue	22.33%	21.71%
Pretax Pre-Provision Earnings (5)	$29,490	$27,542
(1)	Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.
(2)	Noninterest expense/Net interest income plus Noninterest income.
(3)	Non-GAAP financial measure. The Company believes that providing non-GAAP financial measures provides investors with information useful to understanding the company’s financial performance. Additionally, these non-GAAP measures are used by management for planning and forecasting purposes, including measures based on “tangible common equity” which is “total equity” excluding intangible assets, net of deferred tax, and “tangible assets” which is “total assets” excluding intangible assets, net of deferred tax. See reconciliation on the next page.
(4)	Non-GAAP financial measure. Calculated by subtracting the impact PPP loans had on average earnings assets, loan interest income, average interest bearing liabilities, and interest expense. Management believes this is an important measure because it provides for better comparability to prior periods, given the low fixed interest rate of 1.0% applicable to PPP loans,and because the accretion of net loan fee income can be accelerated upon borrower forgiveness and repayment by the SBA. Management is actively monitoring net interest margin on a fully tax equivalent basis with and without PPP loan impact for the duration of this program. See reconciliation on the next page.
(5)	Non-GAAP financial measure. Pretax pre-provision earnings is calculated by adding net interest income to noninterest income and subtracting noninterest expense. Management believes this is an important measure because it may enable investors to identify the trends in the Company's earnings exclusive of the effects of tax and provision expense, which may vary significantly from period to period. See reconciliation on the next page.

A reconciliation of non-GAAP measures is provided below (in thousands, except for per share data).

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Total Equity	$651,668	$606,572
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,176	1,181
Tangible Common Equity	647,874	602,783

Total Assets	$6,016,642	$5,030,078
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,176	1,181
Tangible Assets	6,012,848	5,026,289

Tangible Common Equity/Tangible Assets	10.77%	11.99%

Net Interest Income	$43,679	$38,854
Noninterest Income	12,557	10,777
Noninterest Expense	(26,746)	(22,089)
Pretax Pre-Provision Earnings	$29,490	$27,542

Impact of Paycheck Protection Program on Net Interest Margin FTE

	Three Months Ended
	Mar. 31,	Mar. 31,
	2021	2020
Total Average Earnings Assets	$5,638,202	$4,737,731
Less: Average Balance of PPP Loans	(402,730)	0
Total Adjusted Earning Assets	5,235,472	4,737,731

Total Interest Income FTE	$48,664	$51,028
Less: PPP Loan Income	(5,166)	0
Total Adjusted Interest Income FTE	43,498	51,028

Adjusted Earning Asset Yield, net of PPP Impact	3.37%	4.33%

Total Average Interest Bearing Liabilities	$3,617,491	$3,325,014
Less: Average Balance of PPP Loans	(402,730)	0
Total Adjusted Interest Bearing Liabilities	3,214,761	3,325,014

Total Interest Expense FTE	$4,298	$11,585
Less: PPP Cost of Funds	(248)	0
Total Adjusted Interest Expense FTE	4,050	11,585

Adjusted Cost of Funds, net of PPP Impact	0.31%	0.98%

Net Interest Margin FTE, net of PPP Impact	3.06%	3.35%

Net Income

Net income was $23.0 million in the first three months of 2021, an increase of $5.7 million, or 32.9%, versus net income of $17.3 million in the first three months of 2020. The increase was primarily due to the Company recording a provision for credit losses of $1.5 million for the first three months of 2021, a decrease of $5.1 million, or 77.6%, compared to $6.6 million for the first three months of 2020. The higher provision in the first quarter of 2020 was driven by potential negative impacts on the Company’s borrowers from the economic conditions resulting from the COVID-19 pandemic, which was calculated using the incurred loss model. In addition, net income for the first three months of 2021 was positively impacted by a $4.8 million, or 12.4%, increase in net interest income and a $1.8 million, or 16.5%, increase in noninterest income. These increases were partially offset by a $4.7 million, or 21.1%, increase in noninterest expense.

We anticipate that our net income for future fiscal periods will continue to be impacted as a result of the economic developments resulting from the COVID-19 pandemic. During the first quarter, provision expense declined relative to the first quarter provision expense of 2020. This decline was a result of stable asset quality trends and the declining balances of COVID-19 loan deferrals. However, the economic impact of the pandemic continues to evolve and as a result we continue to monitor the impact to borrowers very closely.

Net interest income in 2021 has been negatively impacted by net interest margin compression and excess cash liquidity, which has been offset by significant PPP loan and deposit growth during the year. The combined impact of the low interest rate environment that resulted from the Federal Reserve Bank’s reductions to the target Federal Funds Rate in the first quarter of 2020, together with the Corporation’s asset sensitive balance sheet, has caused a reduction in net interest margin in the first quarter of 2021 when compared to the first quarter of 2020. Loan and investment security yields have been negatively impacted by the decline in interest rates. Correspondingly, deposit rates have also declined but have not fully offset the earning asset compression. Net interest margin compression will continue to be impacted from the PPP loan program and the low fixed rate of 1.0% on these loans. Borrowers that meet the loan forgiveness requirements outlined in the SBA program will result in loan balance paydowns for the Bank and an acceleration in unamortized PPP net loan fee income accretion through the income statement. The timing and impact to net interest margin will be contingent on how quickly the PPP loans are submitted for forgiveness by borrowers and approved for forgiveness by the SBA. In addition, loans could be repaid by borrowers in lieu of forgiveness over the course of the next few years. PPP loan income was $5.2 million for the three months ended March 31, 2021.

Net Interest Income

The following table sets forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2021			2020
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,554,183	$43,461	3.87%	$4,036,147	$46,054	4.59%
Tax exempt (1)	13,043	131	4.07	23,027	277	4.84
Investments: (1)
Available-for-sale	772,247	4,984	2.62	618,876	4,513	2.93
Short-term investments	2,206	1	0.18	9,965	35	1.41
Interest bearing deposits	296,523	87	0.12	49,716	149	1.21
Total earning assets	$5,638,202	$48,664	3.50%	$4,737,731	$51,028	4.33%
Less: Allowance for credit losses (4)	(70,956)			(55,782)
Nonearning Assets
Cash and due from banks	70,720			63,260
Premises and equipment	59,278			60,661
Other nonearning assets	190,117			161,268
Total assets	$5,887,361			$4,967,138

Interest Bearing Liabilities
Savings deposits	$330,069	$61	0.07%	$235,058	$51	0.09%
Interest bearing checking accounts	2,182,164	1,495	0.28	1,719,038	4,734	1.11
Time deposits:
In denominations under $100,000	235,271	648	1.12	280,233	1,370	1.97
In denominations over $100,000	793,470	2,014	1.03	978,114	5,044	2.07
Miscellaneous short-term borrowings	1,517	7	1.87	88,670	362	1.64
Long-term borrowings and subordinated debentures	75,000	73	0.39	23,901	24	0.40
Total interest bearing liabilities	$3,617,491	$4,298	0.48%	$3,325,014	$11,585	1.40%

Noninterest Bearing Liabilities
Demand deposits	1,566,045			991,651
Other liabilities	50,496			46,200
Stockholders' Equity	653,329			604,273
Total liabilities and stockholders' equity	$5,887,361			$4,967,138

Interest Margin Recap
Interest income/average earning assets		48,664	3.50		51,028	4.33
Interest expense/average earning assets		4,298	0.31		11,585	0.98
Net interest income and margin		$44,366	3.19%		$39,443	3.35%
(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $687,000 and $589,000 in the three-month periods ended March 31, 2021 and 2020, respectively.

(2)

Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $4.15 million for the three months ended March 31, 2021. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.

(3)	Nonaccrual loans are included in the average balance of taxable loans.
(4)	Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.

Net interest income increased $4.8 million, or 12.4%, for the three months ended March 31, 2021 compared with the first three months of 2020. The increased level of net interest income during the first three months of 2021 was largely driven by an increase in average earning assets of $900.5 million, due primarily to loan growth of $508.1 million, growth in short-term investments and interest bearing deposits of $239.0 million and growth in investment securities available-for-sale of $153.4 million. Average loans outstanding increased to $4.567 billion during the three months ended March 31, 2021 compared to $4.059 billion during the same period of 2020, with most of the growth being in fixed rate PPP commercial loans. The average balance of PPP loans was $402.7 million for the three months ended March 31, 2021. The earning asset growth was funded through an increase in deposits. Average deposits increased $902.9 million to $5.107 billion during the three months ended March 31, 2021, compared to $4.204 billion for the same period of 2020. During this same period average core deposits increased $1.005 billion and average brokered deposits decreased $101.9 million. We define “core deposits” as total deposits (including all deposits by municipalities and other government agencies), excluding brokered deposits. PPP loan proceeds to borrowers and additional economic impact payments to consumers impacted the increase in deposits and core deposits during the three-months ended March 31, 2021 as loan proceeds and government stimulus were deposited into customer checking and savings accounts at the Bank. Average borrowings decreased by $36.1 million to $76.5 million in the three months ended March 31, 2021, compared to $112.6 million during the same period of 2020.

The tax equivalent net interest margin was 3.19% for the first three months of 2021 compared to 3.35% during the first three months of 2020. The yield on earning assets totaled 3.50% during the three months ended March 31, 2021 compared to 4.33% in the same period of 2020. Cost of funds (expressed as a percentage of average earning assets) totaled 0.31% during the first three months of 2021 compared to 0.98% in the same period of 2020. The lower margin in the first quarter of 2021 as compared to the prior year period was due to lower yields on loans and securities, partially offset by a lower cost of funds. The decline in net interest margin resulted from the Federal Reserve Bank decreases in the target Federal Funds Rate by 150 basis points during 2020, which brought the Federal Funds Rate back to the zero-bound range of 0.00% to 0.25%. Additionally, the Company’s net interest margin was positively impacted by 13 basis points during the first three months of 2021 due to interest income and fees earned on PPP loans. Net interest margin excluding PPP loans was 3.06% during the period.

Provision for Credit Losses

The Company adopted the CECL standard (ASU 2016-13) during the first quarter of 2021, effective January 1, 2021. Prior to this, provision expense was recorded under the incurred loss methodology. The day one impact of the adoption was an increase in the allowance for credit losses of $9.1 million, with an offset, net of taxes, to beginning stockholders’ equity. The Company recorded provision for credit losses expense of $1.5 million in the three month period ended March 31, 2021, compared to a provision of $6.6 million during the comparable period of 2020. Net charge-offs were $91,000 in the three month period ended March 31, 2021, compared to net charge-offs of $3.6 million during the comparable period of 2020. The primary factor impacting management’s decision to record a higher provision in the three month period of 2020 was the potential negative impact to the Company’s borrowers as a result of the economic conditions resulting from the COVID-19 pandemic.

The Company has granted COVID-19 loan deferrals to customers which peaked on June 17, 2020 at $737 million, or 16%, of the total loan portfolio. As of March 31, 2021, COVID-19 loan deferrals have declined to $85.0 million, representing 26 borrowers, or 2% of the total loan portfolio. Of the $85.0 million, 19 borrowers were commercial loan borrowers representing $84.4 million in loans, or 2% of total commercial loans and 7 borrowers were retail loan borrowers representing $610,000. In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due at December 31, 2019 were not considered troubled debt restructurings as of March 31, 2021 and December 31, 2020. This provision was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. Management continues to monitor these deferrals and has adequately considered these credits in the March 31, 2021 and December 31, 2020 allowance for credit losses balance. The recent credit cycle has not been as negative as originally expected in the prior year, and management is comfortable with the current levels of our reserve.

Additional factors considered by management included key loan quality metrics, including reserve coverage of nonperforming loans and economic conditions in the Company’s markets, and changes in the facts and circumstances of watch list credits, which includes the security position of the borrower. Management’s overall view on current credit quality was also a factor in the determination of the provision for credit losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2021 and 2020 are shown in the following table:

	Three Months Ended
	March 31,
			Dollar	Percent
(dollars in thousands)	2021	2020	Change	Change
Wealth advisory fees	$2,178	$1,859	$319	17.2%
Investment brokerage fees	464	417	47	11.3
Service charges on deposit accounts	2,491	2,772	(281)	(10.1)
Loan and service fees	2,776	2,408	368	15.3
Merchant card fee income	622	669	(47)	(7.0)
Bank owned life insurance income (loss)	756	(292)	1,048	358.9
Interest rate swap fee income	249	653	(404)	(61.9)
Mortgage banking income	1,373	586	787	134.3
Net securities gains	753	0	753	NA
Other income	895	1,705	(810)	(47.5)
Total noninterest income	$12,557	$10,777	$1,780	16.5%
Noninterest income to total revenue	22.33%	21.71%

The Company’s noninterest income increased $1.8 million, or 16.5%, to $12.6 million for the first quarter of 2021, compared to $10.8 million for the first quarter of 2020. Noninterest income was positively impacted by a $1.0 million increase in bank owned life insurance income primarily due to a variable bank owned life insurance product that contains equity-based investments. In addition, mortgage banking income increased $787,000, or 134.3%, loan and service fees increased $368,000, or 15.3% and wealth advisory fees increased $319,000, or 17.2%. Net securities gains increased $753,000 due to repositioning of the available-for-sale securities portfolio in response to the steepening yield curve during the quarter. Offsetting these increases were decreases of $810,000, or 47.5%, in other income driven by a credit valuation adjustment on interest rate swaps during the first quarter of 2020. In addition, interest rate swap fee income decreased $404,000, or 61.9%, and service charges on deposit accounts decreased $281,000, or 10.1%.

Future noninterest income may continue to be impacted due to the effects of the COVID-19 pandemic, and the scope of any future governmental policy responses. For example, increased economic activity may result in higher merchant card fee income and higher interchange revenue that is reported in services charges on deposits accounts and loan and service fees.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2021 and 2020 are shown in the following tables:

	Three Months Ended
	March 31,
			Dollar	Percent
(dollars in thousands)	2021	2020	Change	Change
Salaries and employee benefits	$14,385	$11,566	$2,819	24.4%
Net occupancy expense	1,503	1,387	116	8.4
Equipment costs	1,445	1,417	28	2.0
Data processing fees and supplies	3,319	2,882	437	15.2
Corporate and business development	1,509	1,111	398	35.8
FDIC insurance and other regulatory fees	464	267	197	73.8
Professional fees	1,877	1,147	730	63.6
Other expense	2,244	2,312	(68)	(2.9)
Total noninterest expense	$26,746	$22,089	$4,657	21.1%

The Company’s noninterest expense increased $4.7 million, or 21.1%, to $26.7 million in the first quarter of 2021, compared to $22.1 million in the first quarter of 2020. Salaries and employee benefits increased $2.8 million, or 24.4%, driven by higher incentive-based compensation expense and higher employee health insurance expense. Professional fees increased $730,000, or

63.6%, driven by higher legal expense and digital deconversion expenses as the Company launched Lake City Bank Digital in March 2021. Data processing fees increased $437,000, or 15.2%, driven by the Company’s continued investment in customer-focused, technology-based solutions, such as the online PPP origination and forgiveness platform, and ongoing cybersecurity and data management enhancements. Data processing expenses associated with the PPP digital solution total $378,000 during the first quarter of 2021. Corporate and business development expense increased $398,000, or 35.8%, due to higher business and community development expenditures.

The Company’s efficiency ratio was 47.6% for the first quarter of 2021, compared to 44.5% for the first quarter of 2020 and 44.1% for the linked fourth quarter of 2020.

As previously disclosed, in the third quarter of 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which are pending in the United States Bankruptcy Court for the Western District of Michigan. The Bank and the other banks are currently subject to document and information requests in these bankruptcy cases and other related bankruptcy cases. The debtors have also requested the examinations of various current and former bank employees as part of the debtors’ investigation. On February 5, 2021, the former client and the other debtors in related bankruptcy cases filed a joint disclosure statement and a joint plan for liquidation with the bankruptcy court. In those documents, the debtors stated that they have been investigating causes of action against three banks, including the Bank, and other parties involved with the former customer. The debtors further disclosed that they had settled potential claims against one of the other banks, KeyBank, National Association (“KeyBank”). On April 21, 2021, the debtors and the bankruptcy plan proponents filed a memorandum of law in support of their amended plan of liquidation. In that memorandum, the debtors disclosed that they had various potential state and federal claims against KeyBank, which were settled, and that they have similar potential state and federal claims against the Bank. On April 26, 2021, the bankruptcy court conducted a hearing to approve the debtors’ amended plan of liquidation. At the conclusion of the hearing, the court issued an oral ruling confirming an amended plan of liquidation and, on April 27, entered a written order approving the amended plan of liquidation. Based on current information, we have determined that a loss is neither probable nor estimable at this time, and the Bank intends to vigorously defend itself if any claim is filed.

Future noninterest expense may continue to be impacted due to the COVID-19 pandemic. For example, continued economic reopening and growth may impact balance sheet growth and resulting revenue growth which could increase the amount the Company pays in incentive-based compensation. In addition, elevated provision expense may reduce net income and diluted earnings per share, another key performance metric that impacts the incentive-based compensation targets.

The Company’s income tax expense increased $1.4 million, or 38.1%, in the three-month period ended March 31, 2021 compared to the same period in 2020. The effective tax rate was 18.0% in the three-month period ended March 31, 2021, compared to 17.4% for the comparable period of 2020. The year-to-date effective tax rate for 2021 increased as compared to the prior year period primarily due a lower percentage of income being derived from tax-advantaged sources.

FINANCIAL CONDITION

Overview

Total assets of the Company were $6.017 billion as of March 31, 2021, an increase of $186.2 million, or 3.2%, when compared to $5.830 billion as of December 31, 2020. This increase was primarily due to a $252.0 million increase in cash and cash equivalents and a $105.6 million increase in securities available-for-sale, offset by a decrease in gross loans of $174.5, or 3.8%. Total deposits increased $193.2 million, or 3.8%, while total borrowings decreased by $10.5 million, or 12.3%. The increase in deposits was primarily driven by growth in core deposits of $198.2 million, or 4.0%, offset by a decrease in wholesale funding of $5.0 million. Core deposits were $5.220 billion as of March 31, 2021 compared to $5.022 billion as of December 31, 2020. The net decline in PPP loans was due to loan forgiveness of $159.1 million from round one loans and $143.8 million of loans originated in round two of the program. The outstanding balance of Paycheck Protection Program (PPP) loans at March 31, 2021, was $396.7 million versus $412.0 million at December 31, 2020. Loans excluding PPP loans decreased by $159.2 million, or 3.8%, from $4.24 billion at December 31, 2020 to $4.08 billion at March 31, 2021. Additionally, commercial deposits increased by $67.3 million, or 3.5%, to $2.008 billion at March 31, 2021 compared to $1.940 billion at December 31, 2020. The increase in commercial and retail core deposits has resulted from proceeds from the PPP loan program, federal stimulus payments made to individuals and an increase in the savings rate during the pandemic.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents increased by $252.0 million, or 100.8% to $501.9 million at March 31, 2021, from $249.9 million at December 31, 2020. Cash and cash equivalents at March 31, 2021 reflect repayments on loans as well an additional round of federal stimulus payments in mid-March and an overall increase in the savings rate during the pandemic. Short-term investments include cash on deposit that earns interest such as excess liquidity maintained at the Federal Reserve Bank. Cash and cash equivalents balances will vary depending on the cyclical nature of the bank’s liquidity position.

Investment Portfolio

The amortized cost and the fair value of securities as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value

U.S Treasury securities	$900	$900	$0	$0
U.S government sponsored agencies	36,150	34,890	36,492	36,487
Mortgage-backed securities: residential	344,668	347,332	270,231	279,503
Mortgage-backed securities: commercial	35,220	35,918	35,877	36,881
State and municipal securities	402,602	421,389	355,306	381,974
Total	$819,540	$840,429	$697,906	$734,845

At March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the investment portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.

Purchases of securities available-for-sale totaled $161.2 million in the first three months of 2021. The purchases consisted primarily of state and municipal securities and purchases of mortgage-backed securities issued by government sponsored entities. The investment security purchases reflect the deployment of excess liquidity to the investment portfolio. The Company deployed $100 million in December, an additional $100 million during the first quarter and will deploy an additional $150 million during the second quarter of 2021. Paydowns from prepayments and scheduled payments of $22.9 million were received in the first three months of 2021, and the amortization of premiums, net of the accretion of discounts, was $958,000. Maturities and calls of securities totaled $8.8 million in the first three months of 2021. Sales of securities totaled $13.5 million in the first three months of 2021. No allowance for credit losses was recognized in the first three months of 2021.

Purchases of securities available-for-sale totaled $20.2 million in the first three months of 2020. The purchases consisted primarily of state and municipal securities and purchases of mortgage-backed securities issued by government sponsored entities. Paydowns from prepayments and scheduled payments of $13.4 million were received in the first three months of 2020, and the amortization of premiums, net of the accretion of discounts, was $946,000. Maturities and calls of securities totaled $3.0 million in the first three months of 2020. No other-than-temporary impairment was recognized in the first three months of 2020.

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

Real Estate Mortgage Loans Held-for-Sale

Real estate mortgage loans held-for-sale increased by $7.9 million, or 70.2%, to $19.1 million at March 31, 2021, from $11.2 million at December 31, 2020. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $25.7 million in the first three months of 2021 compared to $13.6 million in the first three months of 2020. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $347.1 million and $351.0 million as of March 31, 2021 and December 31, 2020, respectively.

Loan Portfolio

The loan portfolio by portfolio segment as of March 31, 2021 and December 31, 2020 is summarized as follows:

					Current
	March 31,		December 31,		Period
(dollars in thousands)	2021		2020		Change
Commercial and industrial loans	$1,676,464	37.4%	$1,791,378	38.5%	$(114,914)
Commercial real estate and multi-family residential loans	1,947,321	43.4	1,895,014	40.7	52,307
Agri-business and agricultural loans	347,167	7.8	429,644	9.2	(82,477)
Other commercial loans	86,477	1.9	94,013	2.0	(7,536)
Consumer 1-4 family mortgage loans	328,286	7.3	343,518	7.4	(15,232)
Other consumer loans	99,052	2.2	103,616	2.2	(4,564)
Subtotal, gross loans	4,484,767	100.0%	4,657,183	100.0%	(172,416)
Less: Allowance for credit losses (1)	(71,844)		(61,408)		(10,436)
Net deferred loan fees	(10,136)		(8,027)		(2,109)
Loans, net	$4,402,787		$4,587,748		$(184,961)
(1)	Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.

Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, decreased by $172.4 million to $4.485 billion at March 31, 2021 from $4.657 billion at December 31, 2020. The decrease was concentrated in the commercial and industrial and agribusiness categories and was driven by seasonal paydowns in agribusiness loans and forgiveness of PPP round one loans. We anticipate that the portion of our loan portfolio attributable to PPP loans will continue to decline in future quarters, as borrowers avail themselves of loan forgiveness opportunities under the PPP. Total loans excluding PPP loans decreased by $159.2 million, as of March 31, 2021 as compared to December 31, 2020. The balance of net deferred loans fees attributable to PPP loans was $8.1 million as of March 31, 2021. PPP round one and round two unamortized loan fees, net of deferred costs, were $2.3 million and $5.8 million, respectively, as of March 31, 2021.

The following table summarizes the Company’s non-performing assets as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans including nonaccrual troubled debt restructured loans	$11,707	$11,986
Loans past due over 90 days and still accruing	18	116
Total nonperforming loans	$11,725	$12,102
Other real estate owned	447	316
Repossessions	17	6
Total nonperforming assets	$12,189	$12,424

Individually analyzed loans including troubled debt restructurings	$20,149	$20,177

Nonperforming loans to total loans	0.26%	0.26%
Nonperforming assets to total assets	0.20%	0.21%

Performing troubled debt restructured loans	$5,111	$5,237
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	6,508	6,476
Total troubled debt restructured loans	$11,619	$11,713

Total nonperforming assets decreased by $235,000, or 1.9%, to $12.2 million during the three-month period ended March 31, 2021. The ratio of nonperforming assets to total assets at March 31, 2021 decreased from 0.21% at December 31, 2020 to 0.20% at March 31, 2021.

A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or troubled debt restructured status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans decreased by $28,000 to $20.1 million at March 31, 2021 from $20.2 million at December 31, 2020. The decrease in the individually analyzed loans category was primarily due to payments received on these loans.

As a result of the COVID-19 pandemic impact on the economy, we anticipate that our commercial, commercial real estate, residential and consumer borrowers may continue to encounter economic difficulties, which could lead to increases in our levels of nonperforming assets and troubled debt restructurings in future periods.

Loans are charged against the allowance for credit losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb current expected credit losses relating to specifically identified loans based on an evaluation of the loans by management, as well as other current expected losses in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors: application of loss percentages using a PD/LGD approach subject to a floor, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans: Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention applies to loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s policy is to establish a specific allowance for credit losses for any assets where management has identified conditions or circumstances that indicate an asset is nonperforming. If an asset or portion thereof is classified as a loss, the Company’s policy is to either establish specified allowances for credit losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount.

At March 31, 2021, the allowance for credit losses was 1.61% of total loans outstanding, versus 1.32% of total loans outstanding at December 31, 2020, which was calculated under the incurred loss methodology prior to January 1, 2021. The allowance for credit losses was 1.76% of total loans outstanding, excluding PPP loans of $396.7 million, as of March 31, 2021. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for credit losses calculation. The allowance for credit losses at March 31, 2021 included a $9.1 million, day one impact from the adoption of CECL at January 1, 2021. At March 31, 2021, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions fail to recover or deteriorate due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.

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

As of March 31, 2021, based on management’s review of the loan portfolio, the Company had 89 credits totaling $271.4 million on the classified loan list versus 96 credits totaling $286.1 million on December 31, 2020. The decrease in classified loans for the first three months of 2021 resulted primarily from paydowns as well as upgrades to previously classified loans on the non-individually analyzed portion of the watchlist. As of March 31, 2021, the Company had $223.0 million of assets classified as Special Mention, $48.4 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $251.9 million, $34.2 million, $0 and $0, respectively, at December 31, 2020.

Allowance estimates are developed by management after taking into account actual loss experience adjusted for current economic conditions and a reasonably supportable forecast period. The Company has regular discussions regarding this methodology with regulatory authorities. Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio based upon loan segment. In accordance with CECL accounting guidance, the allowance is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. For a more thorough discussion of the allowance for credit losses methodology see the Critical Accounting Policies section of this Item 2.

The allowance for credit losses increased 17.0%, or $10.4 million, from $61.4 million at December 31, 2020 to $71.8 million at March 31, 2021. The increase included a $9.1 million adjustment on January 1, 2021 related to the day one CECL adoption. Most of the Company’s recent loan growth has been concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining credit loss allocations.

Prior to the pandemic, economic conditions in the Company’s markets were stable. During the past 12 months some industries have performed well during the pandemic, while others have not. The Company is monitoring industries and borrowers impacted by the pandemic as discussed. Watch list loans are $14.7 million lower at $271.4 million compared to $286.1 million at December 31, 2020, which represents 6.06% of total loans at March 31, 2021 compared to 6.15% at December 31, 2020. When excluding PPP loans, watch list loans were 6.65% of total loans at March 31, 2021 compared to 6.75% at December 31, 2020. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for credit losses calculation. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative position in loan work-out situations.

As of March 31, 2021, total deferrals attributed to COVID-19 were $85.0 million representing 26 borrowers. This represented 1.9% of the total loan portfolio. Of that total 19 were commercial loan borrowers representing $84.4 million in loans, or 2.0%, of commercial loans and 7 were retail loan borrowers representing $610,000, or 0.2%, of total retail loans.

A summary of loan deferrals, by loan segment, as of March 31, 2021 is as follows:

(dollars in thousands)	Borrowers		Balance
CRE - Nonowner Occupied	8	30.8%	$57,913	68.1%
CRE - Multifamily Loans	2	7.7	17,048	20.1
Commercial & Industrial	4	15.4	5,829	6.9
CRE - Owner Occupied	3	11.6	3,080	3.6
Residential mortgage	1	3.8	269	0.3
Installment - other consumer	1	3.8	253	0.3
Other consumer loans	7	26.9	610	0.7
Total*	26	100.0%	$85,002	100.0%

*    The number of borrowers in the table is higher due to one single borrower impacting multiple loan segments.

As of March 31, 2021, three borrowers with loans outstanding of $14.9 million were in their second deferral period, most of which were additional 90 day deferrals. Additionally, six borrowers with loans outstanding of $30.5 million were in their third deferral period, and five borrowers with loans outstanding of $24.5 million were on their fourth deferral period. All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cashflows are collectable at this time.

Sources of Funds

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the three months ended March 31, 2021 and 2020 are summarized in the following table:

	Three months ended March 31,
	2021		2020
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,566,045	0.00%	$991,651	0.00%
Savings and transaction accounts:
Savings deposits	330,069	0.07	235,058	0.09
Interest bearing demand deposits	2,182,164	0.28	1,719,038	1.11
Time deposits:
Deposits of $100,000 or more	793,470	1.03	978,114	2.07
Other time deposits	235,271	1.12	280,233	1.97
Total deposits	$5,107,019	0.33%	$4,204,094	1.07%
FHLB advances and other borrowings	76,517	0.42	112,571	1.38
Total funding sources	$5,183,536	0.34%	$4,316,665	1.08%

Deposits and Borrowings

As of March 31, 2021, total deposits increased by $193.2 million, or 3.8%, from December 31, 2020. Core deposits increased by $198.2 million to $5.220 billion as of March 31, 2021 from $5.022 billion as of December 31, 2020. Total brokered deposits were $10.0 million at March 31, 2021 compared to $15.0 million at December 31, 2020 reflecting a $5.0 million decrease during the first three months of 2021. PPP loan proceeds to borrowers and government stimulus to consumers impacted the increase in deposits during 2021 as loan proceeds and stimulus payments were deposited into customer checking and savings accounts at the Bank.

Since December 31, 2020, the change in core deposits was comprised of increases in commercial deposits of $67.3 million, retail deposits of $89.1 million and public funds deposits of $41.7 million. Total public funds deposits, including public funds transaction accounts, were $1.204 billion at March 31, 2021 and $1.162 billion at December 31, 2020.

The following table summarizes deposit composition at March 31, 2021 and December 31, 2020:

			Current
	March 31,	December 31,	Period
(dollars in thousands)	2021	2020	Change
Retail	$2,008,184	$1,919,040	$89,144
Commercial	2,007,630	1,940,306	67,324
Public funds	1,204,153	1,162,457	41,696
Core deposits	$5,219,967	$5,021,803	$198,164
Brokered deposits	10,003	15,002	(4,999)
Total deposits	$5,229,970	$5,036,805	$193,165

Total borrowings decreased by $10.5 million, or 12.3%, from December 31, 2020, due to repayment of the Company’s holding company line of credit. The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily used for loan and investment securities growth. Additionally, management has completed the actions required to activate participation in the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (PPPLF); however, there were no PPP loans pledged to the PPPLF as of March 31, 2021. Management anticipates that the Company’s deposit balances may fluctuate more than usual during the remainder of 2021 due to the impact of PPP loan originations, which are made to PPP loan recipient deposit accounts. The timing and use of these funds in addition to draws on unfunded commitments could impact our need to borrow throughout the year.

Capital

As of March 31, 2021, total stockholders’ equity was $651.6 million, a decrease of $5.5 million, or 0.8%, from $657.1 million at December 31, 2020. Net income of $23.0 million increased equity. Offsetting the increase to stockholders’ equity was a decrease of $12.6 million in accumulated other comprehensive income, which was primarily driven by a net decrease in the fair value of available-for-sale securities, dividends declared and paid in the amount of $8.6 million and the day one CECL adjustment, net of taxes, of $7.0 million.

The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of March 31, 2021, the Company's capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of March 31, 2021 and December 31, 2020, are presented in the table below. Capital ratios for March 31, 2021 are preliminary until Call Report and FR Y-9C are filed.

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Total Capital (to Risk Weighted Assets)
Consolidated	$688,591	15.15%	$363,636	8.00%	$477,272	N/A	N/A	N/A
Bank	$672,155	14.82%	$362,819	8.00%	$476,200	10.50%	$453,524	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$631,498	13.89%	$272,727	6.00%	$386,363	N/A	N/A	N/A
Bank	$615,189	13.56%	$272,115	6.00%	$385,496	8.50%	$362,819	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$631,498	13.89%	$204,545	4.50%	$318,181	N/A	N/A	N/A
Bank	$615,189	13.56%	$204,086	4.50%	$317,467	7.00%	$294,791	6.50%
Tier I Capital (to Average Assets)
Consolidated	$631,498	10.79%	$234,052	4.00%	$234,052	N/A	N/A	N/A
Bank	$615,189	10.54%	$214,129	4.00%	$214,129	4.00%	$267,661	5.00%

As of December 31, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$682,778	14.65%	$372,921	8.00%	$489,459	N/A	N/A	N/A
Bank	$678,034	14.56%	$372,560	8.00%	$488,985	10.50%	$465,700	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$624,381	13.39%	$279,691	6.00%	$396,229	N/A	N/A	N/A
Bank	$619,693	13.31%	$279,420	6.00%	$395,845	8.50%	$372,560	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$624,381	13.39%	$209,768	4.50%	$326,306	N/A	N/A	N/A
Bank	$619,693	13.31%	$209,565	4.50%	$325,990	7.00%	$302,705	6.50%
Tier I Capital (to Average Assets)
Consolidated	$624,381	10.93%	$228,406	4.00%	$228,406	N/A	N/A	N/A
Bank	$619,693	10.88%	$227,900	4.00%	$227,900	4.00%	$284,875	5.00%

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:

●	the effects of future economic, business and market conditions and changes, both domestic and foreign;
●	the effects of the COVID-19 pandemic, including its effects on our customers, local economic conditions, our operations and vendors, and the responses of federal, state and local governmental authorities;
●	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
●	changes in borrowers’ credit risks and payment behaviors;
●	the timing and scope of any legislative and regulatory changes, including changes in tax and banking laws and regulations and their application by our regulators;
●	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible credit losses, our analysis of our capital position and other estimates;
●	changes in the prices, values and sales volumes of residential and commercial real estate;
●	changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
●	the effects of disruption and volatility in capital markets on the value of our investment portfolio;
●	changes in the availability and cost of credit and capital in the financial markets;
●	The phase out of most LIBOR tenors by mid-2023 and establishing a new reference rate;
●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
●	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
●	governmental monetary, tax and fiscal policies and the impact the most recent election will have on these;
●	changes in accounting policies, rules and practices, including as a result of adopting CECL on January 1, 2021;
●	changes in technology or products that may be more difficult or costly, or less effective than anticipated, including in connection with our Lake City Bank Digital platform;
●	cyber-security risks and or cyber-security damage that could result from attacks on the Company’s or third-party service providers networks or data of the Company;
●	the effects of any employee or customer fraud;

●	the risk of trade policy and tariffs could impact loan demand from the manufacturing sector;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets; and
●	the risks noted in the Risk Factors discussed under Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2020. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but do not necessarily indicate the effect on future net interest income. The Company, through the Bank's Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model. The current balance sheet structure is considered to be within acceptable risk levels.

Interest rate scenarios for the base, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at March 31, 2021. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

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

		Falling	Rising	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(25 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(200 Basis Points)	(300 Basis Points)
Net interest income	$169,211	$166,075	$171,719	$174,323	$179,496	$190,900	$202,101
Variance from Base		$(3,136)	$2,508	$5,112	$10,285	$21,689	$32,890
Percent of change from Base		(1.85)%	1.48%	3.02%	6.08%	12.82%	19.44%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2021, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company’s Form 10-K for the year ended December 31, 2020. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ISSUER PURCHASES OF EQUITY SECURITIES

On April 13, 2021, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2023, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended March 31, 2021.

The following table provides information as of March 31, 2021 with respect to shares of common stock repurchased by the Company during the quarter then ended:

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
January 1-31	2,636	$59.76	0	$0
February 1-28	998	61.79	0	0
March 1-31	0	0	0	0
Total	3,634	$60.32	0	$0
(a)	The shares purchased during January and February were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and March 31, 2020; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and March 31, 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and March 31, 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: April 30, 2021	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: April 30, 2021	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: April 30, 2021	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)