Form 10-Q
period 2021-06-30
LAKELAND FINANCIAL CORP
filed 2021-08-04
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 0-11487
LAKELAND FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana			35-1559596
(State or Other Jurisdiction			(IRS Employer
of Incorporation or Organization)			Identification No.)

202 East Center Street,
Warsaw	,	Indiana	46580
(Address of principal executive offices)			(Zip Code)
(574) 267‑6144
(Registrant’s Telephone Number, Including Area Code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, No par value	LKFN	NASDAQ
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
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at July 30, 2021:  25,300,100

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$57,412	$74,457
Short-term investments	515,398	175,470
Total cash and cash equivalents	572,810	249,927

Securities available-for-sale (carried at fair value)	1,124,235	734,845
Real estate mortgage loans held-for-sale	7,005	11,218

Loans, net of allowance for credit losses* of $71,713 and $61,408	4,281,996	4,587,748

Land, premises and equipment, net	59,539	59,298
Bank owned life insurance	96,921	95,227
Federal Reserve and Federal Home Loan Bank stock	13,772	13,772
Accrued interest receivable	17,056	18,761
Goodwill	4,970	4,970
Other assets	54,610	54,669
Total assets	$6,232,914	$5,830,435

LIABILITIES
Noninterest bearing deposits	$1,743,000	$1,538,331
Interest bearing deposits	3,651,664	3,498,474
Total deposits	5,394,664	5,036,805

Borrowings
Federal Home Loan Bank advances	75,000	75,000
Miscellaneous borrowings	0	10,500
Total borrowings	75,000	85,500

Accrued interest payable	3,871	5,959
Other liabilities	81,908	44,987
Total liabilities	5,555,443	5,173,251

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,762,538 shares issued and 25,289,966 outstanding as of June 30, 2021
25,713,408 shares issued and 25,239,748 outstanding as of December 31, 2020	117,796	114,927
Retained earnings	552,063	529,005
Accumulated other comprehensive income	22,271	27,744
Treasury stock at cost (472,572 shares as of June 30, 2021, 473,660 shares as of December 31, 2020)	(14,748)	(14,581)
Total stockholders’ equity	677,382	657,095
Noncontrolling interest	89	89
Total equity	677,471	657,184
Total liabilities and equity	$6,232,914	$5,830,435

*    Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INTEREST INCOME
Interest and fees on loans
Taxable	$42,342	$42,649	$85,803	$88,703
Tax exempt	101	216	205	438
Interest and dividends on securities
Taxable	2,177	1,869	4,012	3,842
Tax exempt	2,870	2,033	5,359	4,039
Other interest income	135	64	223	248
Total interest income	47,625	46,831	95,602	97,270

Interest on deposits	3,890	7,184	8,108	18,383
Interest on borrowings
Short-term	—	45	7	407
Long-term	74	74	147	98
Total interest expense	3,964	7,303	8,262	18,888

NET INTEREST INCOME	43,661	39,528	87,340	78,382

Provision for credit losses*	(1,700)	5,500	(223)	12,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	45,361	34,028	87,563	66,282

NONINTEREST INCOME
Wealth advisory fees	2,078	1,805	4,256	3,664
Investment brokerage fees	575	310	1,039	727
Service charges on deposit accounts	2,521	2,189	5,012	4,961
Loan and service fees	3,042	2,425	5,818	4,833
Merchant card fee income	766	594	1,388	1,263
Bank owned life insurance income	705	836	1,461	544
Interest rate swap fee income	505	1,309	754	1,962
Mortgage banking income	415	1,354	1,788	1,940
Net securities gains	44	49	797	49
Other income	689	298	1,584	2,003
Total noninterest income	11,340	11,169	23,897	21,946

NONINTEREST EXPENSE
Salaries and employee benefits	15,762	11,424	30,147	22,990
Net occupancy expense	1,427	1,545	2,930	2,932
Equipment costs	1,318	1,430	2,763	2,847
Data processing fees and supplies	3,204	2,829	6,523	5,711
Corporate and business development	699	627	2,208	1,738
FDIC insurance and other regulatory fees	495	403	959	670
Professional fees	1,839	1,053	3,716	2,200
Other expense	1,904	1,768	4,148	4,080
Total noninterest expense	26,648	21,079	53,394	43,168

INCOME BEFORE INCOME TAX EXPENSE	30,053	24,118	58,066	45,060
Income tax expense	5,705	4,448	10,735	8,091
NET INCOME	$24,348	$19,670	$47,331	$36,969

BASIC WEIGHTED AVERAGE COMMON SHARES	25,473,497	25,412,014	25,465,621	25,517,499

BASIC EARNINGS PER COMMON SHARE	$0.96	$0.77	$1.86	$1.45

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,602,063	25,469,680	25,596,843	25,594,959

DILUTED EARNINGS PER COMMON SHARE	$0.95	$0.77	$1.85	$1.44

*    Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$24,348	$19,670	$47,331	$36,969
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	9,052	2,840	(6,245)	16,059
Reclassification adjustment for gains included in net income	(44)	(49)	(797)	(49)
Net securities gain (loss) activity during the period	9,008	2,791	(7,042)	16,010
Tax effect	(1,892)	(586)	1,479	(3,361)
Net of tax amount	7,116	2,205	(5,563)	12,649
Defined benefit pension plans:
Amortization of net actuarial loss	60	63	120	126
Net gain activity during the period	60	63	120	126
Tax effect	(15)	(16)	(30)	(32)
Net of tax amount	45	47	90	94
Total other comprehensive income (loss), net of tax	7,161	2,252	(5,473)	12,743
Comprehensive income	$31,509	$21,922	$41,858	$49,712
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at April 1, 2020	25,234,572	$113,337	$484,857	$22,550	$(14,261)	$606,483	$89	$606,572
Comprehensive income:
Net income			19,670			19,670		19,670
Other comprehensive income, net of tax				2,252		2,252		2,252
Cash dividends declared and paid, $0.30 per share			(7,636)			(7,636)		(7,636)
Treasury shares purchased under deferred directors' plan	(1,292)	53			(53)	0		0
Stock activity under equity compensation plans						0		0
Stock based compensation expense		34				34		34
Balance at June 30, 2020	25,233,280	$113,424	$496,891	$24,802	$(14,314)	$620,803	$89	$620,892

Balance at April 1, 2021	25,290,908	$114,764	$536,390	$15,110	$(14,685)	$651,579	$89	$651,668
Comprehensive income:
Net income			24,348			24,348		24,348
Other comprehensive income, net of tax				7,161		7,161		7,161
Cash dividends declared and paid, $0.34 per share			(8,675)			(8,675)		(8,675)
Treasury shares purchased under deferred directors' plan	(942)	63			(63)	0		0
Treasury shares sold and distributed under deferred directors' plan						0		0
Stock activity under equity compensation plans						0		0
Stock based compensation expense		2,969				2,969		2,969
Balance at June 30, 2021	25,289,966	$117,796	$552,063	$22,271	$(14,748)	$677,382	$89	$677,471

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2020	25,444,275	$114,858	$475,247	$12,059	$(4,153)	$598,011	$89	$598,100
Comprehensive income:
Net income			36,969			36,969		36,969
Other comprehensive income, net of tax				12,743		12,743		12,743
Cash dividends declared and paid, $0.60 per share			(15,325)			(15,325)		(15,325)
Treasury shares purchased under share repurchase plan	(289,101)	0			(10,012)	(10,012)		(10,012)
Treasury shares purchased under deferred directors' plan	(5,741)	268			(268)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,748	(119)			119	0		0
Stock activity under equity compensation plans	78,099	(2,030)				(2,030)		(2,030)
Stock based compensation expense		447				447		447
Balance at June 30, 2020	25,233,280	$113,424	$496,891	$24,802	$(14,314)	$620,803	$89	$620,892

Balance at January 1, 2021	25,239,748	$114,927	$529,005	$27,744	$(14,581)	$657,095	$89	$657,184
Adoption of ASU 2016-13			(6,951)			(6,951)		(6,951)
Comprehensive income:
Net income			47,331			47,331		47,331
Other comprehensive loss, net of tax				(5,473)		(5,473)		(5,473)
Cash dividends declared and paid, $0.68 per share			(17,322)			(17,322)		(17,322)
Treasury shares purchased under deferred directors' plan	(4,576)	282			(282)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,664	(115)			115	0		0
Stock activity under equity compensation plans	49,130	(1,648)				(1,648)		(1,648)
Stock based compensation expense		4,350				4,350		4,350
Balance at June 30, 2021	25,289,966	$117,796	$552,063	$22,271	$(14,748)	$677,382	$89	$677,471
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Six Months Ended June 30,	2021	2020
Cash flows from operating activities:
Net income	$47,331	$36,969
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,053	2,989
Provision for credit losses*	(223)	12,100
Gain on sale and write down of other real estate owned	(37)	—
Amortization of loan servicing rights	705	359
Net change in loan servicing rights valuation allowance	(197)	506
Loans originated for sale, including participations	(64,706)	(59,288)
Net gain on sales of loans	(2,770)	(1,458)
Proceeds from sale of loans, including participations	70,988	48,113
Net (gain) loss on sales of premises and equipment	(1)	81
Net gain on sales and calls of securities available-for-sale	(797)	(49)
Net securities amortization	2,109	1,959
Stock based compensation expense	4,350	447
Earnings on life insurance	(1,461)	(544)
Gain on life insurance	(202)	(576)
Tax benefit of stock award issuances	(266)	(71)
Net change:
Interest receivable and other assets	1,788	(655)
Interest payable and other liabilities	(599)	(142)
Total adjustments	11,734	3,771
Net cash from operating activities	59,065	40,740

Cash flows from investing activities:
Proceeds from sale of securities available- for-sale	13,964	1,148
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	66,576	40,430
Purchases of securities available-for-sale	(437,680)	(47,370)
Purchase of life insurance	(586)	(242)
Net (increase) decrease in total loans	296,032	(428,472)
Proceeds from sales of land, premises and equipment	2	242
Purchases of land, premises and equipment	(3,295)	(3,278)
Proceeds from sales of other real estate	167	0
Proceeds from life insurance	531	1,283
Net cash from investing activities	(64,289)	(436,259)

Cash flows from financing activities:
Net increase in total deposits	357,859	509,608
Net increase (decrease) in short-term borrowings	(10,500)	35,500
Payments on short-term FHLB borrowings	0	(170,000)
Proceeds from long-term FHLB borrowings	0	75,000
Common dividends paid	(17,309)	(15,312)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(1,648)	(2,030)
Purchase of treasury stock	(282)	(10,280)
Net cash from financing activities	328,107	422,473
Net change in cash and cash equivalents	322,883	26,954
Cash and cash equivalents at beginning of the period	249,927	99,381
Cash and cash equivalents at end of the period	$572,810	$126,335
Cash paid during the period for:
Interest	$10,350	$22,045
Income taxes	14,262	20,000
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	893	35
Securities purchases payable	40,605	4,783

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2021. The Company’s 2020 Annual Report on Form 10-K should be read in conjunction with these statements.
Adoption of New Accounting Standards
In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update, commonly referred to as the current expected credit losses methodology (“CECL”), will change the accounting for credit losses on loans and debt securities. Under the new guidance, the Company’s measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required, but still permitted, under GAAP, which delays recognition until it is probable a loss has been incurred. In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods. This guidance was effective, subject to optional delay discussed below, for the Company for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years.
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

The following table illustrates the impact of adoption of the ASU:

	January 1, 2021
(dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Loans
Commercial and industrial loans	$32,645	$28,333	$4,312
Commercial real estate and multi-family residential loans	27,223	22,907	4,316
Agri-business and agricultural loans	4,103	3,043	1,060
Other commercial loans	1,357	416	941
Consumer 1-4 family loans	3,572	2,619	953
Other consumer loans	1,300	951	349
Unallocated	258	3,139	(2,881)
Allowance for credit losses	$70,458	$61,408	$9,050
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

In January 2020, the FASB issued ASU No. 2020-1 “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” These amendments, among other things, clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period. An entity should apply ASU 2020-1 prospectively at the beginning of the interim period that includes the adoption date. The Company adopted ASU 2020-1 on January 1, 2021 and it did not have a material impact on its financial statements.
In October 2020, the FASB issued ASU No. 2020-8, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs, to clarify that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early application is not permitted. The Company adopted this new accounting standard on January 1, 2021, and the adoption did not have a material impact on its financial statements.
Newly Issued But Not Yet Effective Accounting Standards
On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-4, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to a planned adoption of reference rates which could include Secured Overnight Financing Rate (“SOFR”), amongst other indexes. The Company has identified loans that renewed prior to 2021 and obtained updated reference rate language at the time of renewal. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop internal milestones during this transitional period. The Company has adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020. The Company will discontinue the use of new LIBOR-based loans no later than December 31, 2021, according to regulatory guidelines. The guidance under ASC-848 will be available for a limited time, generally through December 31, 2022. The Company expects to adopt the LIBOR transition relief allowed under this standard.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2021
U.S. Treasury securities	$900	$0	$0	$0	$900
U.S. government sponsored agencies	90,120	506	(254)	0	90,372
Mortgage-backed securities: residential	442,803	6,558	(2,383)	0	446,978
Mortgage-backed securities: commercial	29,480	641	0	0	30,121
State and municipal securities	531,035	25,054	(225)	0	555,864
Total	$1,094,338	$32,759	$(2,862)	$0	$1,124,235

December 31, 2020
U.S. government sponsored agencies	$36,492	$56	$(61)	$0	$36,487
Mortgage-backed securities: residential	270,231	9,289	(17)	0	279,503
Mortgage-backed securities: commercial	35,877	1,004	0	0	36,881
State and municipal securities	355,306	26,696	(28)	0	381,974
Total	$697,906	$37,045	$(106)	$0	$734,845
Information regarding the fair value and amortized cost of available-for-sale debt securities by maturity as of June 30, 2021 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,695	$2,706
Due after one year through five years	10,785	11,057
Due after five years through ten years	58,964	61,382
Due after ten years	549,611	571,991
	622,055	647,136
Mortgage-backed securities	472,283	477,099
Total debt securities	$1,094,338	$1,124,235
Securities proceeds, gross gains and gross losses are presented below.

	Three months ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Sales of securities available-for-sale
Proceeds	$458	$1,148	$13,964	$1,148
Gross gains	44	49	797	49
Gross losses	0	0	0	0
Number of securities	1	3	8	3
In accordance with ASU No. 2017-8, purchase premiums for callable securities are amortized to the earliest call date and premiums on non-callable securities as well as discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $335.1 million and $382.7 million million were pledged as of June 30, 2021 and December 31, 2020, respectively, as collateral for borrowings from the Federal Home Loan Bank and Federal Reserve Bank and for other purposes as permitted or required by law.
Information regarding securities with unrealized losses as of June 30, 2021 and December 31, 2020 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
U.S. government sponsored agencies	$35,386	$254	$0	$0	$35,386	$254
Mortgage-backed securities: residential	171,318	2,383	0	0	171,318	2,383
Mortgage-backed securities: commercial	0	0	0	0	0	0
State and municipal securities	58,684	225	0	0	58,684	225
Total temporarily impaired	$265,388	$2,862	$0	$0	$265,388	$2,862

December 31, 2020
U.S. government sponsored agencies	$19,800	$61	$0	$0	$19,800	$61
Mortgage-backed securities: residential	3	0	3,112	17	3,115	17
Mortgage-backed securities: commercial	0	0	0	0	0	0
State and municipal securities	6,921	28	0	0	6,921	28
Total temporarily impaired	$26,724	$89	$3,112	$17	$29,836	$106

The total number of securities with unrealized losses as of June 30, 2021 and December 31, 2020 is presented below.

	Less than 12 months	12 months or more	Total
June 30, 2021
U.S. government sponsored agencies	6	0	6
Mortgage-backed securities: residential	20	0	20
Mortgage-backed securities: commercial	0	0	0
State and municipal securities	44	0	44
Total temporarily impaired	70	0	70

December 31, 2020
U.S. government sponsored agencies	3	0	3
Mortgage-backed securities: residential	2	1	3
Mortgage-backed securities: commercial	0	0	0
State and municipal securities	2	0	2
Total temporarily impaired	7	1	8
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, management first assess whether it intends to sell, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the consolidated income statement. For available-for sale debt securities that do not meet the criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2021. Accrued interest receivable on available-for-sale debt securities totaled $5.0 million at June 30, 2021 and is excluded from the estimate of credit losses.
The U.S. government sponsored agencies and mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Prior to the adoption of ASC 326, there was no OTTI recorded during the six months ended June 30, 2020.

NOTE 3. LOANS

(dollars in thousands)	June 30, 2021		December 31, 2020
Commercial and industrial loans:
Working capital lines of credit loans	$616,401	14.1%	$626,023	13.5%
Non-working capital loans	886,284	20.3	1,165,355	25.0
Total commercial and industrial loans	1,502,685	34.4	1,791,378	38.5

Commercial real estate and multi-family residential loans:
Construction and land development loans	402,583	9.2	362,653	7.8
Owner occupied loans	672,903	15.5	648,019	13.9
Nonowner occupied loans	606,096	13.9	579,625	12.5
Multifamily loans	300,449	6.9	304,717	6.5
Total commercial real estate and multi-family residential loans	1,982,031	45.5	1,895,014	40.7

Agri-business and agricultural loans:
Loans secured by farmland	167,314	3.8	195,410	4.2
Loans for agricultural production	179,338	4.1	234,234	5.0
Total agri-business and agricultural loans	346,652	7.9	429,644	9.2

Other commercial loans	85,356	2.0	94,013	2.0
Total commercial loans	3,916,724	89.8	4,210,049	90.4

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	169,653	3.9	167,847	3.6
Open end and junior lien loans	162,327	3.7	163,664	3.5
Residential construction and land development loans	12,505	0.3	12,007	0.3
Total consumer 1-4 family mortgage loans	344,485	7.9	343,518	7.4

Other consumer loans	100,771	2.3	103,616	2.2
Total consumer loans	445,256	10.2	447,134	9.6
Subtotal	4,361,980	100.0%	4,657,183	100.0%
Less: Allowance for credit losses	(71,713)		(61,408)
Net deferred loan fees	(8,271)		(8,027)
Loans, net	$4,281,996		$4,587,748
The recorded investment in loans does not include accrued interest, which totaled $11.7 million at June 30, 2021.
The Company had $605,000 in residential real estate loans in the process of foreclosure as of June 30, 2021, compared to $19,000 as of December 31, 2020.

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
The following tables present the activity in the allowance for credit losses by portfolio segment for the three-month period ended June 30, 2021:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended June 30, 2021
Beginning balance, April 1	$32,052	$29,445	$3,901	$1,172	$3,384	$1,293	$597	$71,844
Provision for credit losses	(187)	(1,160)	(291)	126	(221)	124	(91)	(1,700)
Loans charged-off	(162)	0	0	0	(32)	(73)	0	(267)
Recoveries	1,427	6	320	0	34	49	0	1,836
Net loans charged-off	1,265	6	320	0	2	(24)	0	1,569
Ending balance	$33,130	$28,291	$3,930	$1,298	$3,165	$1,393	$506	$71,713
The following tables present the activity in the allowance for credit losses by portfolio segment for the six-month period ended June 30, 2021:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Six Months Ended June 30, 2021
Beginning balance, January 1	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408
Impact of adopting ASC 326	4,312	4,316	1,060	941	953	349	(2,881)	9,050
Provision for credit losses	(727)	1,125	(493)	(59)	(454)	137	248	(223)
Loans charged-off	(249)	(71)	0	0	(38)	(145)	0	(503)
Recoveries	1,461	14	320	0	85	101	0	1,981
Net loans charged-off	1,212	(57)	320	0	47	(44)	0	1,478
Ending balance	$33,130	$28,291	$3,930	$1,298	$3,165	$1,393	$506	$71,713

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

The following table summarizes the risk category of loans by loan segment and origination date as of June 30, 2021:

(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$4,222	$7,057	$13,084	$2,002	$998	$505	$27,868	$494,580	$522,448
Special Mention	0	0	0	0	0	0	0	72,310	72,310
Substandard	0	0	86	0	173	0	259	21,482	21,741
Total	4,222	7,057	13,170	2,002	1,171	505	28,127	588,372	616,499
Non-working capital loans:
Pass	231,811	212,502	95,064	75,452	28,365	23,923	667,117	163,284	830,401
Special Mention	3,108	4,038	809	1,434	2,849	1,210	13,448	2,956	16,404
Substandard	4,300	6,734	1,320	4,678	6,236	645	23,913	3,355	27,268
Not Rated	1,261	2,235	1,004	864	274	44	5,682	0	5,682
Total	240,480	225,509	98,197	82,428	37,724	25,822	710,160	169,595	879,755
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	16,908	43,152	4,359	57,266	1,501	16,974	140,160	261,048	401,208
Owner occupied loans:
Pass	73,686	180,146	68,583	82,093	86,853	103,342	594,703	40,081	634,784
Special Mention	6,360	0	2,149	1,399	18,903	2,043	30,854	0	30,854
Substandard	0	2,004	1,072	2,106	719	931	6,832	0	6,832
Total	80,046	182,150	71,804	85,598	106,475	106,316	632,389	40,081	672,470
Nonowner occupied loans:
Pass	50,958	170,784	145,168	41,276	42,698	83,682	534,566	39,656	574,222
Special Mention	6,891	373	643	0	0	20,001	27,908	0	27,908
Substandard	0	0	0	3,381	0	0	3,381	0	3,381
Total	57,849	171,157	145,811	44,657	42,698	103,683	565,855	39,656	605,511
Multifamily loans:
Pass	35,494	92,421	79,132	14,759	17,083	24,610	263,499	14,338	277,837
Special Mention	0	0	0	0	22,252	0	22,252	0	22,252
Total	35,494	92,421	79,132	14,759	39,335	24,610	285,751	14,338	300,089
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	29,377	39,963	19,765	16,211	11,527	22,520	139,363	22,027	161,390
Special Mention	0	1,985	2,355	0	190	30	4,560	958	5,518
Substandard	0	216	0	0	0	145	361	0	361
Total	29,377	42,164	22,120	16,211	11,717	22,695	144,284	22,985	167,269
Loans for agricultural production:
Pass	5,240	31,307	9,408	30,310	1,704	6,730	84,699	76,772	161,471
Special Mention	480	8,647	1,267	0	52	19	10,465	7,474	17,939
Total	5,720	39,954	10,675	30,310	1,756	6,749	95,164	84,246	179,410
Other commercial loans:
Pass	575	29,814	5,379	2,419	9,648	9,538	57,373	23,797	81,170
Special Mention	0	0	0	0	0	4,091	4,091	0	4,091
Total	575	29,814	5,379	2,419	9,648	13,629	61,464	23,797	85,261
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans
Pass	5,000	18,106	6,470	7,046	3,737	2,996	43,355	3,890	47,245
Substandard	0	0	0	0	14	3,309	3,323	0	3,323
Not Rated	20,333	30,192	11,879	12,586	12,363	30,845	118,198	589	118,787
Total	25,333	48,298	18,349	19,632	16,114	37,150	164,876	4,479	169,355
Open end and junior lien loans
Pass	101	452	163	346	0	31	1,093	11,974	13,067
Substandard	0	0	0	0	0	0	0	98	98
Not Rated	8,464	7,781	7,893	5,864	3,136	2,103	35,241	115,473	150,714
Total	8,565	8,233	8,056	6,210	3,136	2,134	36,334	127,545	163,879
Residential construction loans
Not Rated	5,864	3,940	1,028	257	174	1,191	12,454	0	12,454
Other consumer loans
Pass	1,802	6,029	1,633	0	1,327	0	10,791	24,443	35,234
Substandard	0	0	253	0	0	0	253	0	253
Not Rated	12,728	19,224	9,998	8,388	3,125	1,729	55,192	9,870	65,062
Total	14,530	25,253	11,884	8,388	4,452	1,729	66,236	34,313	100,549
TOTAL	$524,963	$919,102	$489,964	$370,137	$275,901	$363,187	$2,943,254	$1,410,455	$4,353,709
As of June 30, 2021, $194.2 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration (“SBA”).

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
The following table presents the aging of the amortized cost basis in past due loans as of June 30, 2021 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$616,499	$0	$0	$615,885	$614	$173	$616,499
Non-working capital loans	879,755	0	0	874,952	4,803	351	879,755
Commercial real estate and multi-family residential loans:
Construction and land development loans	401,208	0	0	401,208	0	0	401,208
Owner occupied loans	672,470	0	0	668,141	4,329	2,650	672,470
Nonowner occupied loans	605,511	0	0	605,511	0	0	605,511
Multifamily loans	300,089	0	0	300,089	0	0	300,089
Agri-business and agricultural loans:
Loans secured by farmland	167,269	0	0	167,124	145	0	167,269
Loans for agricultural production	179,410	0	0	179,410	0	0	179,410
Other commercial loans	85,261	0	0	85,261	0	0	85,261
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	168,793	544	18	168,888	467	71	169,355
Open end and junior lien loans	163,861	18	0	163,781	98	98	163,879
Residential construction loans	12,454	0	0	12,454	0	0	12,454
Other consumer loans	100,440	109	0	100,296	253	0	100,549
Total	$4,353,020	$671	$18	$4,343,000	$10,709	$3,343	$4,353,709

As of June 30, 2021 there were no loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the six month period ended June 30, 2021.

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

The following table presents the amortized cost basis of collateral dependent loans by class of loan as of June 30, 2021:

(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$0	$441	$0	$441
Non-working capital loans	1,663	9,670	229	11,562
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,959	1,678	1,161	4,798
Agri-business and agricultural loans:
Loans secured by farmland	0	145	0	145
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,585	0	0	1,585
Total	$5,207	$11,934	$1,390	$18,531

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for individually analyzed loans. The Company has allocated $5.8 million and $5.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2021 and December 31, 2020, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

(dollars in thousands)	June 30, 2021	December 31, 2020
Accruing troubled debt restructured loans	$5,040	$5,237
Nonaccrual troubled debt restructured loans	5,938	6,476
Total troubled debt restructured loans	$10,978	$11,713
During the three and six months ended June 30, 2021, no loans were modified as troubled debt restructurings.

During the three and six months ended June 30, 2020, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended June 30, 2020:

				Modified Repayment Terms
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Extension Period or Range (in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	250	315	1	0
Non-working capital loans	1	3,500	3,569	1	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	1	1,528	1,527	1	0
Total	3	$5,278	$5,411	3	0

For the three month period ended June 30, 2020, the troubled debt restructurings described above increased the allowance for loan losses by $2.3 million, and no charge-offs were recorded.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the six months ended June 30, 2020:

				Modified Repayment Terms
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Extension Period or Range (in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	250	315	1	0
Non-working capital lines of credit loans	2	4,288	3,691	2	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	1	1,528	1,527	1	0
Total	4	$6,066	$5,533	4	0

For the six month period ended June 30, 2020, the troubled debt restructurings described above increased the allowance for credit losses by $2.4 million, and charge-offs of $666,000 were recorded.
As of June 30, 2021, total deferrals attributed to COVID-19 were $36.9 million representing eight borrowers. This represented 0.8% of the total loan portfolio. All eight were commercial loan borrowers and there were no retail borrowers with COVID-19 deferrals. The majority of all loan deferrals were for a period of 90 days. Of the total commercial deferrals attributed to COVID-19, $14.2 million represented a first deferral action, $253,000 represented a second deferral action, $20.0 million represented a third deferral action and $2.5 million represented a fourth deferral action. One borrower represented 64% of the third and fourth deferral population and was a commercial real estate nonowner occupied loan supported by adequate collateral and personal guarantors and consists of a loan to the hotel and accommodation industry. All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cashflows are collectable at this time. In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due at December 31, 2019 were not considered troubled debt restructurings as of June 30, 2021. This provision was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. Management continues to monitor these deferrals and has adequately considered these credits in the June 30, 2021 allowance for credit losses balance.

Allowance for Loan Losses (Prior to January 1, 2021):
Prior to the adoption of ASC 326 on January 1, 2021 the Company calculated the allowance for loan losses using the incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month period ended June 30, 2020:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multfamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended June 30, 2020
Beginning balance, January 1	$24,739	$18,658	$3,704	$521	$2,475	$447	$3,065	$53,609
Provision for credit losses	2,062	2,387	(299)	21	953	387	(11)	5,500
Loans charged-off	(296)	0	0	0	0	(115)	0	(411)
Recoveries	239	18	3	0	6	55	0	321
Net loans charged-off	(57)	18	3	0	6	(60)	0	(90)
Ending balance	$26,744	$21,063	$3,408	$542	$3,434	$774	$3,054	$59,019

The following tables present the activity in the allowance for loan losses by portfolio segment for the six-month period ended June 30, 2020:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multfamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Six Months Ended June 30, 2020
Beginning balance, January 1	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652
Provision for credit losses	4,690	5,137	(466)	95	1,348	562	734	12,100
Loans charged-off	(4,031)	0	0	0	(13)	(216)	0	(4,260)
Recoveries	296	130	5	0	13	83	0	527
Net loans charged-off	(3,735)	130	5	0	0	(133)	0	(3,733)
Ending balance	$26,744	$21,063	$3,408	$542	$3,434	$774	$3,054	$59,019

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2020:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multfamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,310	$1,377	$84	$0	$270	$0	$0	$8,041
Collectively evaluated for impairment	22,023	21,530	2,959	416	2,349	951	3,139	53,367
Total ending allowance balance	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408

Loans:
Loans individually evaluated for impairment	$12,533	$5,518	$428	$0	$1,700	$0	$0	$20,179
Loans collectively evaluated for impairment	1,772,393	1,887,054	429,234	93,912	342,999	103,385	0	4,628,977
Total ending loans balance	$1,784,926	$1,892,572	$429,662	$93,912	$344,699	$103,385	$0	$4,649,156
The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2020:

(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$346	$173	$0
Non-working capital loans	2,399	968	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,002	2,930	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	316	236	0
Open end and junior lien loans	5	5	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	433	433	255
Non-working capital loans	11,644	10,959	6,055
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,589	2,588	1,377
Agri-business and agricultural loans:
Loans secured by farmland	145	145	84
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,457	1,459	270
Total	$22,939	$20,179	$8,041

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2020:

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$774	$0	$0
Non-working capital loans	744	10	10
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,104	4	4
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	313	1	0
Open end and junior lien loans	49	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,171	0	0
Non-working capital loans	11,600	63	63
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,108	0	0
Agri-business and agricultural loans:
Loans secured by farmland	147	0	0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,606	0	0
Open end and junior lien loans	639	0	0
Residential construction loans	52	0	0
Total	$23,590	$78	$77

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2020:

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$577	$0	$0
Non-working capital loans	652	11	11
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,124	9	8
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	319	2	1
Open end and junior lien loans	67	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,729	0	0
Non-working capital loans	11,659	153	153
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,554	30	30
Agri-business and agricultural loans:
Loans secured by farmland	147	0	0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,623	21	20
Open end and junior lien loans	638	0	0
Residential construction loans	52	0	0
Total	$24,424	$226	$223

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 by class of loans:

(dollars in thousands)	Loans Not Past Due	30‑89 Days Past Due	Greater than 90 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total Past Due and Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$625,493	$0	$0	$0	$606	$606	$626,099
Non-working capital loans	1,153,540	0	0	0	5,287	5,287	1,158,827
Commercial real estate and multi-family residential loans:
Construction and land development loans	361,664	0	0	0	0	0	361,664
Owner occupied loans	642,527	0	0	0	5,047	5,047	647,574
Nonowner occupied loans	579,050	0	0	0	0	0	579,050
Multifamily loans	304,284	0	0	0	0	0	304,284
Agri-business and agricultural loans:
Loans secured by farmland	194,935	0	0	0	428	428	195,363
Loans for agricultural production	234,191	108	0	0	0	108	234,299
Other commercial loans	93,912	0	0	0	0	0	93,912
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	165,895	877	116	116	613	1,606	167,501
Open end and junior lien loans	165,094	137	0	0	5	142	165,236
Residential construction loans	11,962	0	0	0	0	0	11,962
Other consumer loans	103,240	145	0	0	0	145	103,385
Total	$4,635,787	$1,267	$116	$116	$11,986	$13,369	$4,649,156

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$535,071	$81,095	$9,718	$0	$215	$626,099
Non-working capital loans	1,111,989	26,523	14,820	0	5,495	1,158,827
Commercial real estate and multi-family residential loans:
Construction and land development loans	361,664	0	0	0	0	361,664
Owner occupied loans	608,845	31,355	7,374	0	0	647,574
Nonowner occupied loans	547,790	31,260	0	0	0	579,050
Multi-family loans	282,031	22,253	0	0	0	304,284
Agri-business and agricultural loans:
Loans secured by farmland	183,983	10,728	652	0	0	195,363
Loans for agricultural production	185,875	48,424	0	0	0	234,299
Other commercial loans	93,912	0	0	0	0	93,912
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	40,682	0	1,695	0	125,124	167,501
Open end and junior lien loans	8,424	0	5	0	156,807	165,236
Residential construction loans	0	0	0	0	11,962	11,962
Other consumer loans	36,979	253	0	0	66,153	103,385
Total	$3,997,245	$251,891	$34,264	$0	$365,756	$4,649,156

NOTE 5. BORROWINGS
For the periods ended June 30, 2021 and December 31, 2020, the Company had an advance outstanding from the Federal Home Loan Bank (“FHLB”) in the amount of $75.0 million. The outstanding FHLB advance is a ten-year fixed-rate putable advance with a rate of 0.39% and is due on March 4, 2030. The advance may not be prepaid by the Company without penalty. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities.
On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on July 30, 2021. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 13, 2021. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed. Outstanding borrowings on the credit agreement were $0 and $10.5 million at June 30, 2021 and December 31, 2020, respectively.

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
Securities pricing is obtained on securities from a third party pricing service and all security prices are tested annually against prices from another third party provider and reviewed with a market value price tolerance variance that varies by sector:  municipal securities +/-5%, government mbs/cmo +/-3% and U.S. treasuries +/-1%. If any securities fall outside the tolerance threshold and have a variance of $100,000 or more, a determination of materiality is made for the amount over the threshold. Any security that would have a material threshold difference would be further investigated to determine why the variance exists and if any action is needed concerning the security pricing for that individual security. Changes in market value are reviewed monthly in aggregate by security type and any material differences are reviewed to determine why they exist. At least annually, the pricing methodology of the pricing service is received and reviewed to support the fair value levels used by the Company. A detailed pricing evaluation is requested and reviewed on any security determined to be fair valued using unobservable inputs by the pricing service.
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
Collateral dependent loans:  Collateral dependent loans with specific allocations of the allowance for credit losses generally based on the fair value of the underlying collateral when repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of collateral dependent loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 0-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: (a) raw and finished inventory is discounted from its cost or book value by 35-65%, depending on the marketability of the goods (b) finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good (c) work in process inventory is typically discounted by 50%-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base (d) equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons; and (e) marketable securities are discounted by 10%-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.
Mortgage servicing rights:  As of June 30, 2021, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $3.7 million, carried at amortized cost of $4.2 million less a $518,000 valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.56%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At June 30, 2021, the constant prepayment speed (“PSA”) used was 2.20 and discount rate used was 10.5%. At December 31, 2020, the PSA used was 2.04 and the discount rate used was 9.4%.
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

The tables below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2021
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$900	$0	$0	$900
U.S. government sponsored agency securities	0	90,372	0	90,372
Mortgage-backed securities: residential	0	446,978	0	446,978
Mortgage-backed securities: commercial	0	30,121	0	30,121
State and municipal securities	0	555,724	140	555,864
Total Securities	900	1,123,195	140	1,124,235
Mortgage banking derivative	0	620	0	620
Interest rate swap derivative	0	17,028	0	17,028
Total assets	$900	$1,140,843	$140	$1,141,883

Liabilities:
Mortgage banking derivative	$0	$22	$0	$22
Interest rate swap derivative	0	17,048	0	17,048
Total liabilities	$0	$17,070	$0	$17,070

	December 31, 2020
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	$0	$36,487	$0	$36,487
Mortgage-backed securities: residential	0	279,503	0	279,503
Mortgage-backed securities: commercial	0	36,881	0	36,881
State and municipal securities	0	381,834	140	381,974
Total Securities	0	734,705	140	734,845
Mortgage banking derivative	0	1,182	0	1,182
Interest rate swap derivative	0	21,764	0	21,764
Total assets	$0	$757,651	$140	$757,791

Liabilities:
Mortgage banking derivative	$0	$111	$0	$111
Interest rate swap derivative	0	21,794	0	21,794
Total liabilities	$0	$21,905	$0	$21,905
The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2021
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$163	$163
Non-working capital loans	0	0	4,670	4,670
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	760	760
Agri-business and agricultural loans:
Loans secured by farmland	0	0	47	47
Total collateral dependent loans	0	0	5,640	5,640
Other real estate owned	0	0	0	0
Total assets	$0	$0	$5,640	$5,640

	December 31, 2020
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$178	$178
Non-working capital loans	0	0	4,904	4,904
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	1,211	1,211
Agri-business and agricultural loans:
Loans secured by farmland	0	0	61	61
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	411	411
Total collateral dependent loans	0	0	6,765	6,765
Other real estate owned	0	0	0	0
Total assets	$0	$0	$6,765	$6,765

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2021:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$4,833	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	56%	22%-99%

Collateral dependent loans:
Commercial real estate	760	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	54%	25%-70%

Collateral dependent loans:
Agribusiness and agricultural	47	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	68%	N/A
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2020:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$5,082	Collateral basedmeasurements	Discount to reflect current market conditions and ultimate collectability	55%	16%-100%

Collateral dependent loans:
Commercial real estate	1,211	Collateral basedmeasurements	Discount to reflect current market conditions and ultimate collectability	53%	21%-74%

Collateral dependent loans:
Agribusiness and agricultural	61	Collateral basedmeasurements	Discount to reflect current market conditions and ultimate collectability	58%	N/A

Collateral dependent loans:
Consumer 1-4 family mortgage	411	Collateral basedmeasurements	Discount to reflect current market conditions and ultimate collectability	11%	10%-15%

The following tables contain the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	June 30, 2021
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$572,810	$571,098	$1,712	$0	$572,810
Securities available-for-sale	1,124,235	900	1,123,195	140	1,124,235
Real estate mortgages held-for-sale	7,005	0	7,168	0	7,168
Loans, net	4,281,996	0	0	4,220,690	4,220,690
Mortgage banking derivative	620	0	620	0	620
Interest rate swap derivative	17,028	0	17,028	0	17,028
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	17,056	0	5,350	11,706	17,056
Financial Liabilities:
Certificates of deposit	(959,338)	0	(965,188)	0	(965,188)
All other deposits	(4,435,326)	(4,435,326)	0	0	(4,435,326)
Federal Home Loan Bank advances	(75,000)	0	(67,002)	0	(67,002)
Mortgage banking derivative	(22)	0	(22)	0	(22)
Interest rate swap derivative	(17,048)	0	(17,048)	0	(17,048)
Standby letters of credit	(225)	0	0	(225)	(225)
Accrued interest payable	(3,871)	(69)	(3,802)	0	(3,871)

	December 31, 2020
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$249,927	$247,228	$2,699	$0	$249,927
Securities available-for-sale	734,845	0	734,705	140	734,845
Real estate mortgages held-for-sale	11,218	0	11,651	0	11,651
Loans, net	4,587,748	0	0	4,532,639	4,532,639
Mortgage banking derivative	1,182	0	1,182	0	1,182
Interest rate swap derivative	21,764	0	21,764	0	21,764
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	18,761	0	3,801	14,960	18,761
Financial Liabilities:
Certificates of deposit	(1,024,819)	0	(1,033,095)	0	(1,033,095)
All other deposits	(4,011,986)	(4,011,986)	0	0	(4,011,986)
Miscellaneous borrowings	(10,500)	0	(10,500)	0	(10,500)
Federal Home Loan Bank advances	(75,000)	0	(68,967)	0	(68,967)
Mortgage banking derivative	(111)	0	(111)	0	(111)
Interest rate swap derivative	(21,794)	0	(21,794)	0	(21,794)
Standby letters of credit	(686)	0	0	(686)	(686)
Accrued interest payable	(5,959)	(66)	(5,893)	0	(5,959)

NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$17,028	$0	$17,028	$0	$(1,310)	$15,718
Total Assets	$17,028	$0	$17,028	$0	$(1,310)	$15,718
Liabilities
Interest Rate Swap Derivatives	$17,048	$0	$17,048	$0	$(11,280)	$5,768
Total Liabilities	$17,048	$0	$17,048	$0	$(11,280)	$5,768

	December 31, 2020
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$21,764	$0	$21,764	$0	$0	$21,764
Total Assets	$21,764	$0	$21,764	$0	$0	$21,764
Liabilities
Interest Rate Swap Derivatives	$21,794	$0	$21,794	$0	$(21,370)	$424
Total Liabilities	$21,794	$0	$21,794	$0	$(21,370)	$424

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding for basic earnings per common share	25,473,497	25,412,014	25,465,621	25,517,499
Dilutive effect of stock based awards and warrants	128,566	57,666	131,222	77,460
Weighted average shares outstanding for diluted earnings per common share	25,602,063	25,469,680	25,596,843	25,594,959

Basic earnings per common share	$0.96	$0.77	$1.86	$1.45
Diluted earnings per common share	$0.95	$0.77	$1.85	$1.44

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize the changes within each classification of accumulated other comprehensive income for the three months ended June 30, 2021 and 2020, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at April 1, 2021	$16,503	$(1,393)	$15,110
Other comprehensive income before reclassification	7,151	0	7,151
Amounts reclassified from accumulated other comprehensive income	(35)	45	10
Net current period other comprehensive income	7,116	45	7,161
Balance at June 30, 2021	$23,619	$(1,348)	$22,271

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at April 1, 2020	$24,051	$(1,501)	$22,550
Other comprehensive income before reclassification	2,244	0	2,244
Amounts reclassified from accumulated other comprehensive income	(39)	47	8
Net current period other comprehensive income	2,205	47	2,252
Balance at June 30, 2020	$26,256	$(1,454)	$24,802

The following tables summarize the changes within each classification of accumulated other comprehensive income for the six months ended June 30, 2021 and 2020, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$29,182	$(1,438)	$27,744
Other comprehensive loss before reclassification	(4,933)	0	(4,933)
Amounts reclassified from accumulated other comprehensive income	(630)	90	(540)
Net current period other comprehensive loss	(5,563)	90	(5,473)
Balance at June 30, 2021	$23,619	$(1,348)	$22,271

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2020	$13,607	$(1,548)	$12,059
Other comprehensive income before reclassification	12,688	0	12,688
Amounts reclassified from accumulated other comprehensive income	(39)	94	55
Net current period other comprehensive income	12,649	94	12,743
Balance at June 30, 2020	$26,256	$(1,454)	$24,802

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2021 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$44	Net securities gains
Tax effect	(9)	Income tax expense
	35	Net of tax
Amortization of defined benefit pension items	(60)	Other expense
Tax effect	15	Income tax expense
	(45)	Net of tax
Total reclassifications for the period	$(10)	Net income
Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2020 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$49	Net securities gains
Tax effect	(10)	Income tax expense
	39	Net of tax
Amortization of defined benefit pension items	(63)	Other expense
Tax effect	16	Income tax expense
	(47)	Net of tax
Total reclassifications for the period	$(8)	Net income

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2021 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$797	Net securities gains
Tax effect	(167)	Income tax expense
	630	Net of tax
Amortization of defined benefit pension items	(120)	Other expense
Tax effect	30	Income tax expense
	(90)	Net of tax
Total reclassifications for the period	$540	Net income
Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2020 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$49	Net securities gains
Tax effect	(10)	Income tax expense
	39	Net of tax
Amortization of defined benefit pension items	(126)	Other expense
Tax effect	32	Income tax expense
	(94)	Net of tax
Total reclassifications for the period	$(55)	Net income

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

The following is a maturity analysis of the operating lease liabilities as of June 30, 2021:

Years ending December 31, (in thousands)	Operating lease Obligation
2021	$293
2022	595
2023	606
2024	622
2025	640
2026 and thereafter	2,233
Total undiscounted lease payments	4,989
Less imputed interest	(538)
Lease liability	$4,451
Right-of-use asset	$4,451

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$135	$133	$270	$261
Short-term lease cost	6	6	12	12
Total lease cost	$141	$139	$282	$273

Other information
Operating cash outflows from operating leases	$135	$133	$270	$261
Weighted-average remaining lease term - operating leases	8.3 years	9.3 years	8.3 years	9.3 years
Weighted average discount rate - operating leases	2.8%	2.8%	2.8%	2.8%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first six months of 2021 was $47.3 million, up $10.4 million from $37.0 million for the comparable period of 2020. Diluted income per common share was $1.85 in the first six months of 2021, up 28.5% from $1.44 in the comparable period of 2020. The increase was primarily due to the Company recording a provision for credit losses of $12.1 million for the six months of 2020 compared to a recovery to provision for credit losses of $223,000 for the first six months of 2021, a decrease in expense of $12.3 million. The elevated provision in 2020 was driven primarily by the economic impact of COVID-19 on the Company's loan customers using the incurred loan loss methodology. Pretax pre-provision earnings in the first six months of 2021 were $57.8 million, an increase of $683,000, or 1.2%, compared to $57.2 million for the comparable period. Pretax pre-provision earnings is a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense.
Annualized return on average total equity was 14.49% in the first six months of 2021 versus 12.22% in the comparable period of 2020. Annualized return on average total assets was 1.58% in the first six months of 2021 versus 1.43% in the comparable period of 2020. The Company's average equity to average assets ratio was 10.92% in the first six months of 2021 versus 11.67% in the comparable period of 2020.
Net income in second quarter of 2021 was $24.3 million, up 23.8% from $19.7 million for the comparable period of 2020. Diluted earnings per common share was $0.95 in the second quarter of 2021, up 23.4% from $0.77 in the comparable period of 2020. The increase was primarily due to the Company recording a recovery to provision for credit losses of $1.7 million for the second quarter of 2021, a decrease of $7.2 million, compared to provision expense of $5.5 million for the second quarter of 2020. In addition, net income for the second quarter of 2021 was positively impacted by a $4.1 million increase in net interest income and a $171,000 increase in noninterest income. These increases were offset by a $5.6 million, or 26.4%, increase in noninterest expense. Pretax pre-provision earnings in the second quarter of 2021 were $28.4 million, a decrease of $1.3 million, or 4.3%, compared to $29.6 million for the comparable period of 2020.
Annualized return on average total equity was 14.71% in the second quarter of 2021 versus 12.92% in the comparable period of 2020. Annualized return on average total assets was 1.58% in the second quarter of 2021 versus 1.45% in the comparable period of 2020. The average equity to average assets ratio was 10.76% in the second quarter of 2021 versus 11.23% in the comparable period of 2020.
Total assets were $6.233 billion as of June 30, 2021 versus $5.830 billion as of December 31, 2020, an increase of $402.5 million, or 6.9%. This increase was primarily due to a $322.9 million increase in cash and cash equivalents and a $389.4 million increase in securities available-for-sale, offset by a decrease in net loans of $305.8 million. The outstanding balance of Paycheck Protection Program (PPP) loans at June 30, 2021, was $194.2 million versus $412.0 million at December 31, 2020. The Paycheck Protection Program has strengthened the Company’s borrowers’ balance sheets and improved their operating performance. It has further provided a valuable cash injection for all clients who participated in the program. Yet, it has contributed to a reduction in usage of available credit facilities by clients, which decreased to 40% at June 30, 2021 from 43% at December 31, 2020.
Balance sheet growth was primarily funded through growth in deposits during 2021, which was driven by the deposit of PPP loan proceeds into borrower accounts and additional government stimulus payments into customer accounts, inclusive of stimulus payments received for municipal customers. Deposits increased $357.9 million while total borrowings decreased by $10.5 million since December 31, 2020. Total equity increased by $20.3 million due primarily to net income of $47.3 million, dividends declared and paid of $0.68 per share totaling $17.3 million, the day one CECL adjustment to retained earnings of $7.0 million, and a reduction to accumulated other comprehensive income of $5.5 million, driven primarily by a decrease in the fair value of available-for-sale securities.
Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an impact on our financial condition and results of operations as of and for the three and six months ended June 30, 2021 and 2020, and may have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty. As a result of the pandemic, our financial condition, capital levels and results of operations have been and could continue to be significantly affected, as described in further detail below.

Active Management of Credit Risk
The Company’s Commercial Banking and Credit Administration leadership continues to review and refine the list of industries that the company believes are most likely to be materially impacted by the potential economic impact resulting from the COVID-19 pandemic. The current assessment of impacted industries has narrowed from year end 2020 and includes only one industry, hotel and accommodation, as compared to the initial list of ten potentially affected industries disclosed in the company’s earnings release for the first quarter of 2020. The hotel and accommodation industry represents approximately 2.3%, or $96 million, of the company’s total loan portfolio. The original ten industries represented a peak of $765 million, or 18.7%, as of March 31, 2020, excluding PPP loans.

The Company’s commercial loan portfolio is highly diversified, and no industry sector represents more than 8% of the bank’s loan portfolio, net of PPP, as of June 30, 2021. Agri-business and agricultural loans, along with healthcare loans, represented the highest specific industry concentrations, at 8% of total loans in both cases. The Company’s Commercial Banking and Credit Administration teams continue to actively work with customers to understand their business challenges and credit needs during this time.

COVID-19 Related Loan Deferrals
Loan deferrals peaked on June 17, 2020, at $737 million, which represented 16% of the total loan portfolio. As of June 30, 2021, total deferrals attributable to COVID-19 were $37 million, representing eight borrowers, or 1% of the total loan portfolio. Total deferrals as of July 20, 2021 represented a decline in deferral balances of 96% from peak levels in June 2020. Of the $28 million, four were commercial loan borrowers representing $28 million in loans, or 1% of total commercial loans, and there were no retail loan deferrals. All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cash flows are collectable at this time.

As of July 20, 2021, of the total commercial deferrals attributed to COVID-19, $8 million represented a first deferral action, $250,000 represented a second deferral action and $20 million represented a third deferral action. In accordance with Section 4013 of the CARES Act, these deferrals were not considered to be troubled debt restructurings. This provision was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. The third deferral actions, which are comprised of two borrowers, have been classified as watch list credits and are adequately reserved for in the allowance for credit losses as of June 30, 2021.

The Company’s retail loan portfolio is comprised of 1-4 family mortgage loans, home equity lines of credit and other direct and indirect installment loans. A third-party vendor manages the Company’s retail and commercial credit card program and the Company does not have any balance sheet exposure with respect to this program except for nominal recourse on limited commercial card accounts.

The Paycheck Protection Program
During the first and second quarter of 2021, the Company funded PPP loans totaling $165.1 million for its customers through the second round of the PPP program. In addition, the Bank has continued processing forgiveness applications for PPP loans made during the first and second rounds of the PPP program. As of June 30, 2021, Lake City Bank had $194.2 million in PPP loans outstanding, net of deferred fees, consisting of $40.7 million from PPP round one and $153.5 million from PPP round two. Most of the PPP loans are for existing customers and 55% of the number of PPP loans originated are for amounts less than $50,000. As of June 30, 2021, the SBA has approved forgiveness for $513.6 million in PPP loans originated during round one and $5.7 million in PPP loans originated during round two. As of June 30, 2021, the Company has submitted forgiveness applications on behalf of customers in the amount of $15.2 million for PPP round one and $1.7 million for PPP round two that are awaiting SBA approval.

	June 30, 2021
	Originated		Forgiven		Outstanding (1)
	Number	Amount	Number	Amount	Number	Amount

PPP Round 1	2,409	$570,500	2,256	$513,626	133	$40,746
PPP Round 2	1,192	165,142	180	5,746	1,012	153,466
Total	3,601	$735,642	2,436	$519,372	1,145	$194,212

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
RESULTS OF OPERATIONS
Overview
Selected income statement information for the three and six months ended June 30, 2021 and 2020 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Income Statement Summary:
Net interest income	$43,661	$39,528	$87,340	$78,382
Provision for credit losses (1)	(1,700)	5,500	(223)	12,100
Noninterest income	11,340	11,169	23,897	21,946
Noninterest expense	26,648	21,079	53,394	43,168
Other Data:
Efficiency ratio (2)	48.45%	41.58%	48.00%	43.03%
Dilutive EPS	$0.95	$0.77	$1.85	$1.44
Tangible capital ratio (3)	10.81%	11.35%	10.81%	11.35%
Net charge offs (recoveries) to average loans	(0.14)%	0.01%	(0.07)%	0.18%
Net interest margin	3.01%	3.10%	3.10%	3.22%
Net interest margin excluding PPP loans (4)	2.95%	3.17%	3.00%	3.25%
Noninterest income to total revenue	20.62%	22.03%	21.48%	21.87%
Pretax Pre-Provision Earnings (5)	$28,353	$29,618	$57,843	$57,160

(1)Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.
(2)Noninterest expense/net interest income plus noninterest income.
(3)Non-GAAP financial measure. The Company believes that disclosing non-GAAP financial measures provides investors with information useful to understanding the company’s financial performance. Additionally, these non-GAAP measures are used by management for planning and forecasting purposes, including measures based on “tangible common equity” which is “total equity” excluding intangible assets, net of deferred tax, and “tangible assets” which is “total assets” excluding intangible assets, net of deferred tax. See reconciliation on the next page.
(4)Non-GAAP financial measure. Calculated by subtracting the impact PPP loans had on average earnings assets, loan interest income, average interest bearing liabilities, and interest expense. Management believes this is an important measure because it provides for better comparability to prior periods, given the low fixed interest rate of 1.0% applicable to PPP loans, and because the accretion of net loan fee income can be accelerated upon borrower forgiveness and repayment by the SBA. Management is actively monitoring net interest margin on a fully tax equivalent basis with and without PPP loan impact for the duration of this program. See reconciliation on the next page.

(5)Non-GAAP financial measure. Pretax pre-provision earnings is calculated by adding net interest income to noninterest income and subtracting noninterest expense. Management believes this is an important measure because it may enable investors to identify the trends in the Company's earnings exclusive of the effects of tax and provision expense, which may vary significantly from period to period. See reconciliation on the next page.

A reconciliation of non-GAAP measures is provided below (in thousands, except for per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Total Equity	$677,471	$620,892	$677,471	$620,892
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,176	1,181	1,176	1,181
Tangible Common Equity	673,677	617,103	673,677	617,103

Total Assets	$6,232,914	$5,441,092	$6,232,914	$5,441,092
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,176	1,181	1,176	1,181
Tangible Assets	6,229,120	5,437,303	6,229,120	5,437,303

Tangible Common Equity/Tangible Assets	10.81%	11.35%	10.81%	11.35%

Net Interest Income	$43,661	$39,528	$87,340	$78,382
Noninterest Income	11,340	11,169	23,897	21,946
Noninterest Expense	(26,648)	(21,079)	(53,394)	(43,168)
Pretax Pre-Provision Earnings	$28,353	$29,618	$57,843	$57,160

Impact of Paycheck Protection Program on Net Interest Margin FTE

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Average Earnings Assets	$5,924,801	$5,212,985	$5,782,293	$4,975,358
Less: Average Balance of PPP Loans	(348,026)	(457,757)	(375,226)	(228,878)
Total Adjusted Earning Assets	5,576,775	4,755,228	5,407,067	4,746,480

Total Interest Income FTE	$48,416	$47,427	$97,080	$98,455
Less: PPP Loan Income	(3,652)	(3,029)	(8,818)	(3,029)
Total Adjusted Interest Income FTE	44,764	44,398	88,262	95,426

Adjusted Earning Asset Yield, net of PPP Impact	3.22%	3.76%	3.29%	4.04%

Total Average Interest Bearing Liabilities	$3,828,499	$3,421,041	$3,723,580	$3,373,027
Less: Average Balance of PPP Loans	(348,026)	(457,757)	(375,226)	(228,878)
Total Adjusted Interest Bearing Liabilities	3,480,473	2,963,284	3,348,354	3,144,149

Total Interest Expense FTE	$3,964	$7,303	$8,262	$18,888
Less: PPP Cost of Funds	(162)	(285)	(465)	(285)
Total Adjusted Interest Expense FTE	3,802	7,018	7,797	18,603

Adjusted Cost of Funds, net of PPP Impact	0.27%	0.59%	0.29%	0.79%

Net Interest Margin FTE, net of PPP Impact	2.95%	3.17%	3.00%	3.25%

Net Income
Net income was $47.3 million in the first six months of 2021, an increase of $10.4 million, or 28.0%, versus net income of $37.0 million in the first six months of 2020. The increase in net income was primarily due to the Company recording a provision for credit losses of $12.1 million for the first six months of 2020 compared to a recovery to provision for credit losses of $223,000 for the first six months of 2021, a decrease of $12.3 million. The higher provision in the first half of 2020 was driven by potential negative impacts on the Company's borrowers from the economic conditions resulting from the COVID-19 pandemic, which was calculated using the incurred loss model. In addition, net interest income increased by $9.0 million and noninterest income increased by $2.0 million. These were offset by an increase in noninterest expense of $10.2 million and an increase in income tax expense of $2.6 million.
Net income was $24.3 million for the three months ended June 30, 2021, an increase of $4.7 million, or 23.8%, versus net income of $19.7 million for the three months ended June 30, 2020. The increase was primarily due to the Company recording a recovery to provision for credit losses of $1.7 million for the second quarter of 2021, a decrease of $7.2 million compared to provision expense of $5.5 million for the second quarter of 2020. The higher provision in the second quarter of 2020 was driven by potential negative impacts on the Company’s borrowers from the economic conditions resulting from the COVID-19 pandemic, which was calculated using the incurred loss model. In addition, net income for the three months ended June 30, 2021 was positively impacted by a $4.1 million, or 10.5%, increase in net interest income and a $171,000, or 1.5%, increase in noninterest income. These increases were offset by a $5.6 million, or 26.4%, increase in noninterest expense.
We anticipate that our net income for future fiscal periods will continue to be impacted as a result of the economic developments resulting from the COVID-19 pandemic. During the first half of 2021, provision expense declined relative to the first half provision expense of 2020. This decline was a result of improving economic and asset quality trends, the declining balances of COVID-19 loan deferrals and a one-time recovery of $1.7 million. However, the economic impact of the pandemic continues to evolve and as a result we continue to monitor the impact to customers very closely.
Net interest income in 2021 has been negatively impacted by net interest margin compression that has resulted from excess liquidity and a shift in the mix of earning assets to investment securities. During 2021, PPP loan forgiveness and continued deposit growth has contributed to the increased liquidity on the balance sheet. The combined impact of the low interest rate environment that resulted from the Federal Reserve Bank’s reductions to the target Federal Funds Rate in the first quarter of 2020, together with the Corporation’s asset sensitive balance sheet, has caused a reduction in net interest margin in the second quarter of 2021 when compared to the second quarter of 2020 as well as year-to-date. Loan and investment security yields have been negatively impacted by the decline in interest rates. In addition, the increase in short-term investments and investment securities has contributed to the decline in earning asset yields in 2021. Correspondingly, deposit rates have also declined but have not fully offset the earning asset compression. Net interest margin compression will continue to be impacted from the PPP loan program and the low fixed rate of 1.0% on these loans. Borrowers that meet the loan forgiveness requirements outlined in the SBA program will result in loan balance paydowns for the Bank and an acceleration in unamortized PPP net loan fee income accretion through the income statement. The timing and impact to net interest margin will be contingent on how quickly the PPP loans are submitted for forgiveness by borrowers and approved for forgiveness by the SBA. In addition, loans could be repaid by borrowers in lieu of forgiveness over the course of the next few years. PPP loan income, including both interest and fees, was $8.8 million and $3.7 million for the six months and three months ended June 30, 2021, respectively. PPP loan income, including both interest and fees, was $3.0 million for both the six months and three months ended June 30, 2020.

Net Interest Income
The following table sets forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2021			2020
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,514,294	$85,803	3.83%	$4,236,995	$88,703	4.21%
Tax exempt (1)	12,940	259	4.04	22,797	550	4.85
Investments: (1)
Available-for-sale	864,250	10,795	2.52	620,005	8,954	2.90
Short-term investments	2,256	1	0.09	44,706	64	0.29
Interest bearing deposits	388,553	222	0.12	50,855	184	0.73
Total earning assets	$5,782,293	$97,080	3.39%	$4,975,358	$98,455	3.98%
Less: Allowance for credit losses (4)	(71,593)			(55,894)
Nonearning Assets
Cash and due from banks	69,753			60,209
Premises and equipment	59,565			60,738
Other nonearning assets	190,160			170,462
Total assets	$6,030,178			$5,210,873

Interest Bearing Liabilities
Savings deposits	$344,859	$133	0.08%	$249,654	$110	0.09%
Interest bearing checking accounts	2,306,026	3,194	0.28	1,780,705	6,278	0.71
Time deposits:
In denominations under $100,000	229,617	1,192	1.05	275,648	2,586	1.89
In denominations over $100,000	767,324	3,589	0.94	967,808	9,409	1.96
Miscellaneous short-term borrowings	754	7	1.87	49,761	407	1.64
Long-term borrowings and subordinated debentures	75,000	147	0.40	49,451	98	0.40
Total interest bearing liabilities	$3,723,580	$8,262	0.45%	$3,373,027	$18,888	1.13%

Noninterest Bearing Liabilities
Demand deposits	1,600,052			1,176,648
Other liabilities	47,857			52,905
Stockholders' Equity	658,689			608,293
Total liabilities and stockholders' equity	$6,030,178			$5,210,873

Interest Margin Recap
Interest income/average earning assets		97,080	3.39%		98,455	3.98%
Interest expense/average earning assets		8,262	0.29%		18,888	0.76%
Net interest income and margin		$88,818	3.10%		$79,567	3.22%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.5 million and $1.2 million in the six-month periods ended June 30, 2021 and 2020, respectively.
(2)Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $6.9 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)Nonaccrual loans are included in the average balance of taxable loans.
(4)Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,474,844	$42,342	3.80%	$4,437,843	$42,649	3.87%
Tax exempt (1)	12,839	128	4.00	22,568	272	4.85
Investments: (1)
Available-for-sale	955,242	5,811	2.44	621,134	4,442	2.88
Short-term investments	2,305	0	0.00	79,446	29	0.15
Interest bearing deposits	479,571	135	0.11	51,994	35	0.27
Total earning assets	$5,924,801	$48,416	3.28%	$5,212,985	$47,427	3.66%
Less: Allowance for credit losses (4)	(72,222)			(56,005)
Nonearning Assets
Cash and due from banks	68,798			57,157
Premises and equipment	59,848			60,815
Other nonearning assets	190,202			179,656
Total assets	$6,171,427			$5,454,608

Interest Bearing Liabilities
Savings deposits	$359,484	$71	0.08%	$264,250	$59	0.09%
Interest bearing checking accounts	2,428,524	1,700	0.28	1,842,373	1,544	0.34
Time deposits:
In denominations under $100,000	224,025	545	0.98	271,064	1,216	1.80
In denominations over $100,000	741,466	1,574	0.85	957,502	4,365	1.83
Miscellaneous short-term borrowings	0	0	0.00	10,852	45	1.67
Long-term borrowings and subordinated debentures	75,000	74	0.40	75,000	74	0.40
Total interest bearing liabilities	$3,828,499	$3,964	0.42%	$3,421,041	$7,303	0.86%
Noninterest Bearing Liabilities
Demand deposits	1,633,686			1,361,643
Other liabilities	45,249			59,611
Stockholders' Equity	663,993			612,313
Total liabilities and stockholders' equity	$6,171,427			$5,454,608
Interest Margin Recap
Interest income/average earning assets		48,416	3.28		47,427	3.66
Interest expense/average earning assets		3,964	0.27		7,303	0.56
Net interest income and margin		$44,452	3.01%		$40,124	3.10%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $791,000 and $596,000 in the three-month periods ended June 30, 2021 and June 30, 2020, respectively.
(2)Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $2.8 million and $1.9 million for the three months ended June 30, 2021 and June 30, 2020, respectively. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)Nonaccrual loans are included in the average balance of taxable loans.
(4)Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.

Net interest income increased $9.0 million, or 11.4%, for the six months ended June 30, 2021 compared with the first six months of 2020. The increase in net interest income was largely driven by an increase in average earning assets of $806.9 million, due primarily to loan growth of $267.4 million and growth in investment securities of $244.2 million. Average loans outstanding increased to $4.527 billion during the six months ended June 30, 2021 compared to $4.260 billion during the the same period of 2020, with most of the growth being in commercial loans. The average balance of PPP loans was $375.2 million for the first six months of 2021 compared to $228.9 million for the first six months of 2020. The earning asset growth was funded through an increase of deposits. Average deposits increased $797.4 million to $5.248 billion during the six months ended June 30, 2021, compared to $4.450 billion for the same period of 2020. PPP loan proceeds to borrowers, additional economic impact payments to consumers, and stimulus payments to municipalities impacted the increase in deposits and core deposits during the first six months of 2021, as these funds were deposited into customer checking and savings accounts at the Bank.
The tax equivalent net interest margin was 3.10% for the six months ended June 30, 2021 compared to 3.22% during the first six months of 2020. The yield on earning assets totaled 3.39% during the six months ended June 30, 2021 compared to 3.98% in the same period of 2020. Cost of funds (expressed as a percentage of average earning assets) totaled 0.29% during the first half of 2021 compared to 0.76% in the same period of 2020. The lower margin was due to lower yields on loans and securities, partially offset by a lower cost of funds. The decline in net interest margin resulted from the Federal Reserve Bank decreases in the target Federal Funds Rate by 150 basis points during the first quarter of 2020, which brought the Federal Funds Rate back to the zero-bound range of 0.00% to 0.25% and excess liquidity on the Company's balance sheet. The earning asset mix has changed during 2021 to reflect increased investment securities and short-term investments, which are lower yielding assets. Additionally, the Company's net interest margin was positively impacted by 10 basis points during the first half of 2021 due to interest income and fees earned on PPP loans. Net interest margin excluding PPP loans was 3.00% for the six months ended June 30, 2021.
Net interest income increased by $4.1 million, or 10.5%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increased level of net interest income during the second quarter of 2021 was largely driven by an increase in average earning assets of $711.8 million, due primarily to loan growth of $27.3 million, growth in available-for-sale securities of $334.1 million and increases in interest bearing deposits of $418.3 million. The Company deployed $600 million in excess liquidity to its investment security portfolio since late 2020 in response to the surge in deposits that begin in 2020 and has continued into 2021. This earning asset growth was funded through an increase in deposits. Average deposits increased $690.4 million to $5.387 billion for the second quarter of 2021, compared to $4.697 billion for the comparable period of 2020. During this same period, average core deposits increased $770.8 million. The Company defines "core deposits" as total deposits (including all deposits by municipalities and other government agencies), excluding brokered deposits. Short-term borrowings have decreased by $10.9 million during these comparable periods. Additionally, net interest income for 2021 was positively impacted by $308,000 in nonaccrual interest income that was recognized during the three months ended June 30, 2021 as a result of previously charged-off credit being paid in full, see "Provision for Credit Losses" for additional details.
The Company’s net interest margin decreased 9 basis points to 3.01% for the second quarter of 2021 compared to 3.10% for the second quarter of 2020. The lower margin in the second quarter of 2021 as compared to the prior year period was due to lower yields on loans and securities, partially offset by a lower cost of funds. As a result of the excess liquidity on the company's balance sheet, the mix of earning assets included lower earning assets consisting of balances at the Federal Reserve Bank and the investment securities portfolio. The decline in earning asset yields, and thereby net interest margin, resulted from the Federal Reserve Bank decreases in the target Federal Funds Rate by 150 basis points during the first quarter of 2020, which brought the Federal Funds Rate back to the zero-bound range of 0.00% to 0.25%. Second quarter loan yields were impacted by the lower yield on the PPP loan portfolio, offset by fees earned as a result of PPP loan forgiveness.
The Company’s net interest margin excluding PPP related net interest income was 6 basis points lower at 2.95% for the second quarter of 2021 compared to actual net interest margin of 3.01%, and reflects a 22 basis point decline from net interest margin excluding PPP loans of 3.17% in the second quarter of 2020. Cost of funds decreased to a historical low of 0.27% for the three-month period ended June 30, 2021 from 0.56% at June 30, 2020.

Provision for Credit Losses
The Company adopted the CECL standard (ASU 2016-13) during the first quarter of 2021, effective January 1, 2021. Prior to this, provision expense was recorded under the incurred loss methodology. The day one impact of the adoption was an increase in the allowance for credit losses of $9.1 million, with an offset, net of taxes, to beginning stockholders’ equity. The Company recorded a recovery of provision for credit losses expense of $1.7 million for the three months ended June 30, 2021 compared to a provision expense of $5.5 million during the comparable period of 2020, a decrease of $7.2 million. The provision reversal was driven primarily by a one-time recovery during the second quarter of 2021 of $1.7 million from a commercial loan relationship that had been partially charged off in 2009. Net recoveries were $1.6 million during the three month period ended June 30, 2021 compared to net charge offs of $90,000 during the comparable period of 2020. The Company recorded a recovery of provision for credit losses expense of $223,000 for the six months ended June 30, 2021 compared to a provision expense of $12.1 million during the comparable period of 2020. The primary factor impacting the provision expense in 2020 was the potential negative impact to the Company's borrowers as a result of the economic conditions resulting from the COVID-19 pandemic. Net recoveries were $1.5 million during the six month period ended June 30, 2021 compared to net charge offs of $3.7 million during the comparable period of 2020.
The Company has granted COVID-19 loan deferrals to customers which peaked on June 17, 2020 at $737 million, or 16%, of the total loan portfolio. As of June 30, 2021, COVID-19 loan deferrals have declined to $36.9 million, representing eight borrowers, or 0.8% of the total loan portfolio. All eight were commercial loan borrowers and there were no retail borrowers with COVID-19 deferrals. In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due at December 31, 2019 were not considered troubled debt restructurings as of June 30, 2021 and December 31, 2020. This provision was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. Management continues to monitor these deferrals and has adequately considered these credits in the June 30, 2021 and December 31, 2020 allowance for credit losses balance. The recent credit cycle has not been as negative as originally expected in the prior year, and management is comfortable with the current levels of the Company's reserve.
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
Noninterest Income
Noninterest income categories for the six-month and three-month periods ended June 30, 2021 and 2020 are shown in the following table:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Wealth advisory fees	$4,256	$3,664	$592	16.2%
Investment brokerage fees	1,039	727	312	42.9%
Service charges on deposit accounts	5,012	4,961	51	1.0%
Loan and service fees	5,818	4,833	985	20.4%
Merchant card fee income	1,388	1,263	125	9.9%
Bank owned life insurance income	1,461	544	917	168.6%
Interest rate swap fee income	754	1,962	(1,208)	(61.6)%
Mortgage banking income	1,788	1,940	(152)	(7.8)%
Net securities gains	797	49	748	1,526.5%
Other income	1,584	2,003	(419)	(20.9)%
Total noninterest income	$23,897	$21,946	$1,951	8.9%
Noninterest income to total revenue	21.48%	21.87%

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Wealth advisory fees	$2,078	$1,805	$273	15.1%
Investment brokerage fees	575	310	265	85.5%
Service charges on deposit accounts	2,521	2,189	332	15.2%
Loan and service fees	3,042	2,425	617	25.4%
Merchant card fee income	766	594	172	29.0%
Bank owned life insurance income	705	836	(131)	(15.7)%
Interest rate swap fee income	505	1,309	(804)	(61.4)%
Mortgage banking income	415	1,354	(939)	(69.4)%
Net securities gains	44	49	(5)	(10.2)%
Other income	689	298	391	131.2%
Total noninterest income	$11,340	$11,169	$171	1.5%
Noninterest income to total revenue	20.62%	22.03%
The Company's noninterest income increased $2.0 million, or 8.9%, to $23.9 million for the six months ended June 30, 2021 compared to $21.9 million in the prior year period. Noninterest income was positively impacted by a $985,000 increase, or 20.4%, in loan and service fees, a $917,000 increase, or 168.6%, in bank owned life insurance income and a $904,000 increase, or 20.6%, in wealth management and investment brokerage fees over the corresponding prior period. Noninterest income was also positively impacted by a $748,000 increase in net securities gains due to repositioning of the available-for-sale securities portfolio in response to the steepening yield curve during the first quarter of 2021. Noninterest income was negatively impacted by a $1.2 million decrease, or 61.6%, in interest rate swap fee income, a $152,000 decrease, or 7.8%, in mortgage banking income and a $419,000 decrease, or 20.9%, decrease in other income. The decrease in other income was primarily driven by a credit valuation adjustment on interest rate swaps during the first quarter of 2020.
The Company’s noninterest income increased $171,000, or 1.5%, to $11.3 million for the second quarter of 2021, compared to $11.2 million for the second quarter of 2020. Noninterest income was positively impacted by elevated wealth and investment brokerage fees which increased by $538,000, or 25.4%, for these comparable periods. In addition, service charges on deposit accounts were up $332,000, or 15.2%, and loan and service fees were up $617,000, or 25.4%, for these comparable periods due to an increase in economic activity within the Company's operating footprint which resulted in increased utilization of the bank's products and services. Offsetting these increases were decreases of $804,000, or 61.4%, in interest rate swap fee income and $939,000, or 69.4%, in mortgage banking income. Both interest rate swap arrangements and mortgage banking have seen a decrease in demand during the second quarter of 2021 compared to the second quarter of 2020, and the carrying value of mortgage service rights has been impacted by increased prepayment speeds due to the current rate environment and appreciating single-home values. The increased prepayment speeds has resulted in increased mortgage servicing asset amortization expense of $250,000 during the second quarter of 2021 which offset mortgage banking income earned during the period.
Future noninterest income may continue to be impacted due to the effects of the COVID-19 pandemic, and the scope of any future governmental policy responses. For example, increased economic activity may result in higher merchant card fee income and higher interchange revenue that is reported in services charges on deposits accounts and loan and service fees. Conversely, increased infection rates due to the Delta variant of COVID-19, and any governmental responses thereto, could reduce economic activity and thereby reduce these activity-driven fees.

Noninterest Expense
Noninterest expense categories for the six-month and three-month periods ended June 30, 2021 and 2020 are shown in the following tables:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Salaries and employee benefits	$30,147	$22,990	$7,157	31.1%
Net occupancy expense	2,930	2,932	(2)	(0.1)%
Equipment costs	2,763	2,847	(84)	(3.0)%
Data processing fees and supplies	6,523	5,711	812	14.2%
Corporate and business development	2,208	1,738	470	27.0%
FDIC insurance and other regulatory fees	959	670	289	43.1%
Professional fees	3,716	2,200	1,516	68.9%
Other expense	4,148	4,080	68	1.7%
Total noninterest expense	$53,394	$43,168	$10,226	23.7%
Efficiency ratio	48.0%	43.0%

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Salaries and employee benefits	$15,762	$11,424	$4,338	38.0%
Net occupancy expense	1,427	1,545	(118)	(7.6)%
Equipment costs	1,318	1,430	(112)	(7.8)%
Data processing fees and supplies	3,204	2,829	375	13.3%
Corporate and business development	699	627	72	11.5%
FDIC insurance and other regulatory fees	495	403	92	22.8%
Professional fees	1,839	1,053	786	74.6%
Other expense	1,904	1,768	136	7.7%
Total noninterest expense	$26,648	$21,079	$5,569	26.4%
Efficiency ratio	48.5%	41.6%

The Company’s noninterest expense increased by $10.2 million, or 23.7%, to $53.4 million in the first six months of 2021 compared to $43.2 million in the corresponding prior year period. The increase was driven by salaries and employee benefits which increased $7.2 million, or 31.1%, primarily due to higher performance-based incentive compensation expense. Professional fees increased $1.5 million, or 68.9%, driven by expenses related to the Company's implementation of Lake City Bank Digital, an innovative digital banking platform, in the first quarter of 2021, as well as an increase in legal and regulatory expense. Data processing expenses associated with the PPP digital solution totaled $490,000 during the first six months of 2021. In addition, the Company made a $500,000 contribution to its foundation in the first quarter of 2021 which is included in corporate and business development expense.
The Company’s noninterest expense increased $5.6 million, or 26.4%, to $26.6 million in the second quarter of 2021, compared to $21.1 million in the second quarter of 2020. Salaries and employee benefits increased $4.3 million, or 38.0%, driven by higher performance-based incentive compensation expense and higher employee health insurance expense. Professional fees increased $786,000, or 74.6%, driven by expenses related to the Company's implementation of Lake City Bank Digital in the first quarter of 2021, as well as an increase in legal and regulatory expense. Data processing fees increased $375,000, or 13.3%, driven by the Company’s continued investment in customer focused, technology-based solutions, such as the online PPP origination and forgiveness platform, and ongoing cybersecurity and data management enhancements.
The Company's efficiency ratio was 48.0% for the six months ended June 30, 2021 compared to 43.0% in the prior period. The Company’s efficiency ratio was 48.5% for the second quarter of 2021, compared to 41.6% for the second quarter of 2020.

As previously disclosed, in the third quarter of 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which are pending in the United States Bankruptcy Court for the Western District of Michigan. On April 27, 2021, the bankruptcy court entered an order approving an amended plan of liquidation, which was filed by the former client, other debtors and bankruptcy plan proponents. In related filings, the debtors have disclosed that they have various potential state and federal claims against the Bank, and that they had settled similar claims against another bank. Based on current information, we have determined that a loss is neither probable nor estimable at this time, and the Bank intends to vigorously defend itself if any claim is filed.
Future noninterest expense may continue to be impacted due to the COVID-19 pandemic. For example, continued economic reopening and growth may impact balance sheet growth and resulting revenue growth which could increase the amount the Company pays in incentive-based compensation. In addition, prolonged supply chain disruptions and increased infection rates due to the Delta variant of COVID-19 could halt the economic recovery and result in elevated provision expense which may reduce net income and diluted earnings per share, another key performance metric that impacts the incentive-based compensation targets.
The Company’s income tax expense increased $2.6 million and $1.3 million, respectively, in the six-month and three-month periods ended June 30, 2021 compared to the same periods in 2020. The effective tax rate was 18.5% and 19.0%, respectively, in the six-month and three-month periods ended June 30, 2021, compared to 18.0% and 18.4% for the comparable periods of 2020. The year-to-date effective tax rate for 2021 increased as compared to the prior year period primarily due a lower percentage of income being derived from tax-advantaged sources.
FINANCIAL CONDITION
Overview
Total assets of the Company were $6.233 billion as of June 30, 2021, an increase of $402.5 million, or 6.9%, when compared to $5.830 billion as of December 31, 2020. This increase was primarily due to a $322.9 million increase in cash and cash equivalents and a $389.4 million increase in securities available-for-sale, offset by a decrease in gross loans of $295.4 million, or 6.4%. Total deposits increased $357.9 million, or 7.1%, while total borrowings decreased by $10.5 million, or 12.3%. The increase in deposits was primarily driven by growth in core deposits of $362.9 million, or 7.2%, offset by a decrease in wholesale funding of $5.0 million. Core deposits were $5.385 billion as of June 30, 2021 compared to $5.022 billion as of December 31, 2020. The net decline in PPP loans was due to loan forgiveness of $370.9 million from round one loans, $5.7 million from round two loans and $165.1 million of loans originated in round two of the program. The outstanding balance of Paycheck Protection Program (PPP) loans at June 30, 2021, was $194.2 million versus $412.0 million at December 31, 2020. Loans excluding PPP loans decreased by $77.7 million, or 1.8%, from $4.237 billion at December 31, 2020 to $4.159 billion at June 30, 2021. Additionally, commercial deposits increased by $181.7 million, or 9.4%, to $2.122 billion at June 30, 2021 compared to $1.940 billion at December 31, 2020. The increase in commercial and retail core deposits has resulted from proceeds from the PPP loan program, federal stimulus payments made to individuals, customer liquidity events and an increase in the savings rate during the pandemic.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents increased by $322.9 million, or 129.2% to $572.8 million at June 30, 2021, from $249.9 million at December 31, 2020. Cash and cash equivalents at June 30, 2021 reflect repayments on loans as well as cash inflows from federal stimulus programs and an overall increase in the savings rate during the pandemic. Short-term investments include cash on deposit that earns interest such as excess liquidity maintained at the Federal Reserve Bank. Cash and cash equivalents balances will vary depending on the cyclical nature of the bank’s liquidity position.

Investment Portfolio
The amortized cost and the fair value of securities as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S Treasury securities	$900	$900	$0	$0
U.S government sponsored agencies	90,120	90,372	36,492	36,487
Mortgage-backed securities: residential	442,803	446,978	270,231	279,503
Mortgage-backed securities: commercial	29,480	30,121	35,877	36,881
State and municipal securities	531,035	555,864	355,306	381,974
Total	$1,094,338	$1,124,235	$697,906	$734,845
At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the investment portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
Purchases of securities available-for-sale totaled $437.7 million in the first six months of 2021. The purchases consisted of mortgage-backed securities issued by government sponsored entities and state and municipal securities. The investment security purchases reflect the deployment of excess liquidity to the investment portfolio. The Company deployed $100 million in December 2020, an additional $100 million during the first quarter of 2021 and an additional $400 million during the second quarter of 2021. The deployment was due to the surge in deposits balances that began in 2020 and has continued into 2021. Paydowns from prepayments and scheduled payments of $50.5 million were received in the first six months of 2021, and the amortization of premiums, net of the accretion of discounts, was $2.1 million. Maturities and calls of securities totaled $16.1 million in the first six months of 2021. Sales of securities totaled $14.0 million in the first six months of 2021. No allowance for credit losses was recognized in the first six months of 2021.
Purchases of securities available-for-sale totaled $47.4 million in the first six months of 2020. The purchases consisted primarily of state and municipal securities and purchases of mortgage-backed securities issued by government sponsored entities. Paydowns from prepayments and scheduled payments of $36.5 million were received in the first six months of 2020, and the amortization of premiums, net of the accretion of discounts, was $2.0 million. Maturities and calls of securities totaled $3.9 million in the first six months of 2020. Sales of securities totaled $1.1 million in the first six months of 2020. No other-than-temporary impairment was recognized in the first six months of 2020.
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
Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale decreased by $4.2 million, or 37.6%, to $7.0 million at June 30, 2021, from $11.2 million at December 31, 2020. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $71.0 million in the first six months of 2021 compared to $48.1 million in the first six months of 2020. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $366.5 million and $351.0 million as of June 30, 2021 and December 31, 2020, respectively.

Loan Portfolio
The loan portfolio by portfolio segment as of June 30, 2021 and December 31, 2020 is summarized as follows:

(dollars in thousands)	June 30, 2021		December 31, 2020		Current Period Change
Commercial and industrial loans	$1,502,685	34.4%	$1,791,378	38.5%	$(288,693)
Commercial real estate and multi-family residential loans	1,982,031	45.5	1,895,014	40.7	87,017
Agri-business and agricultural loans	346,652	7.9	429,644	9.2	(82,992)
Other commercial loans	85,356	2.0	94,013	2.0	(8,657)
Consumer 1-4 family mortgage loans	344,485	7.9	343,518	7.4	967
Other consumer loans	100,771	2.3	103,616	2.2	(2,845)
Subtotal, gross loans	4,361,980	100.0%	4,657,183	100.0%	(295,203)
Less: Allowance for credit losses (1)	(71,713)		(61,408)		(10,305)
Net deferred loan fees	(8,271)		(8,027)		(244)
Loans, net	$4,281,996		$4,587,748		$(305,752)

(1)Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.
Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, decreased by $295.2 million to $4.362 billion at June 30, 2021 from $4.657 billion at December 31, 2020. The decrease was concentrated in the commercial and industrial and agribusiness categories and was driven by seasonal paydowns in agribusiness loans and forgiveness of PPP round one loans. We anticipate that the portion of our loan portfolio attributable to PPP loans will continue to decline in future quarters, as borrowers avail themselves of loan forgiveness opportunities under the PPP. Total loans excluding PPP loans decreased by $77.7 million, as of June 30, 2021 as compared to December 31, 2020. The balance of net deferred loans fees attributable to PPP loans was $6.3 million as of June 30, 2021. PPP round one and round two unamortized loan fees, net of deferred costs, were $360,000 and $5.9 million, respectively, as of June 30, 2021.
The following table summarizes the Company’s non-performing assets as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans including nonaccrual troubled debt restructured loans	$10,709	$11,986
Loans past due over 90 days and still accruing	18	116
Total nonperforming loans	$10,727	$12,102
Other real estate owned	1,079	316
Repossessions	0	6
Total nonperforming assets	$11,806	$12,424

Individually analyzed loans including troubled debt restructurings	$19,277	$20,177

Nonperforming loans to total loans	0.25%	0.26%
Nonperforming assets to total assets	0.19%	0.21%

Performing troubled debt restructured loans	$5,040	$5,237
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	5,938	6,476
Total troubled debt restructured loans	$10,978	$11,713

Total nonperforming assets decreased by $618,000, or 5.0%, to $11.8 million during the six month period ended June 30, 2021. The ratio of nonperforming assets to total assets at June 30, 2021 decreased from 0.21% at December 31, 2020 to 0.19% at June 30, 2021.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or troubled debt restructured status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans decreased by $900,000 to $19.3 million at June 30, 2021 from $20.2 million at December 31, 2020. The decrease in the individually analyzed loans category was primarily due to payments received on these loans.
As a result of the COVID-19 pandemic impact on the economy, we anticipate that our commercial, commercial real estate, residential and consumer borrowers may continue to encounter economic difficulties, which could lead to increases in our levels of nonperforming assets and troubled debt restructurings in future periods. Additionally, the balances of troubled debt restructurings could increase due to the expiration of relief for temporary COVID-19 related accommodations.
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
At June 30, 2021, the allowance for credit losses was 1.65% of total loans outstanding, versus 1.32% of total loans outstanding at December 31, 2020, which was calculated under the incurred loss methodology prior to January 1, 2021. The allowance for credit losses as a percentage of total loans outstanding, excluding PPP loans of $194.2 million, as of June 30, 2021, was 1.72%. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for credit losses calculation. The allowance for credit losses at June 30, 2021 included a $9.1 million, day one impact from the adoption of CECL at January 1, 2021. At June 30, 2021, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions fail to recover or deteriorate due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area.
As of June 30, 2021, based on management’s review of the loan portfolio, the Company had 89 credit relationships totaling $260.5 million on the classified loan list versus 96 credit relationships totaling $286.1 million on December 31, 2020. The decrease in classified loans for the first six months of 2021 resulted primarily from paydowns as well as upgrades to previously classified loans on the non-individually analyzed portion of the watchlist. As of June 30, 2021, the Company had $197.3 million of assets classified as Special Mention, $63.2 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $251.9 million, $34.2 million, $0 and $0, respectively, at December 31, 2020.

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
The allowance for credit losses increased 16.8%, or $10.3 million, from $61.4 million at December 31, 2020 to $71.7 million at June 30, 2021. The increase included a $9.1 million adjustment on January 1, 2021 related to the day one CECL adoption. Most of the Company’s recent loan growth has been concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining credit loss allocations.
Prior to the pandemic, economic conditions in the Company’s markets were stable. During the past 12 months some industries have performed well during the pandemic, while others have not. The Company is monitoring industries and borrowers impacted by the pandemic as discussed. Watch list loans are $25.6 million lower at $260.5 million compared to $286.1 million at December 31, 2020, which represents 5.98% of total loans at June 30, 2021 compared to 6.15% at December 31, 2020. When excluding PPP loans, watch list loans were 6.26% of total loans at June 30, 2021 compared to 6.75% at December 31, 2020. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for credit losses calculation. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative position in loan work-out situations.
    As of June 30, 2021, total deferrals attributed to COVID-19 were $36.9 million, representing eight commercial loan borrowers. This represented .85% of the total loan portfolio and .94% of commercial loans.
A summary of loan deferrals attributed to COVID-19, by loan segment, as of June 30, 2021 is as follows:

(dollars in thousands)	Borrowers		Balance
CRE - Nonowner Occupied	2	25.0%	$20,007	54.2%
CRE - Multifamily Loans	1	12.5	7,954	21.5
Commercial & Industrial	2	25.0	5,708	15.5
CRE - Owner Occupied	2	25.0	2,989	8.1
Installment - other consumer	1	12.5	253	0.7
Total	8	100.0%	$36,911	100.0%

As of June 30, 2021, one borrower with loans outstanding of $253,000 was in their second deferral period. Additionally, two borrowers with aggregate loans outstanding of $20.0 million were in their third deferral period, and two borrowers with aggregate loans outstanding of $2.5 million were on their fourth deferral period. All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cash flows are collectable at this time.

Sources of Funds
The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the six months ended June 30, 2021 and 2020 are summarized in the following table:

	Six months ended June 30,
	2021		2020
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,600,052	0.00%	$1,176,648	0.00%
Savings and transaction accounts:
Savings deposits	344,859	0.08	249,654	0.09
Interest bearing demand deposits	2,306,026	0.28	1,780,705	0.71
Time deposits:
Deposits of $100,000 or more	767,324	0.94	967,808	1.96
Other time deposits	229,617	1.05	275,648	1.89
Total deposits	$5,247,878	0.31%	$4,450,463	0.83%
FHLB advances and other borrowings	75,754	0.41	99,212	1.02
Total funding sources	$5,323,632	0.31%	$4,549,675	0.83%
    Deposits and Borrowings
As of June 30, 2021, total deposits increased by $357.9 million, or 7.1%, from December 31, 2020. Core deposits increased by $362.9 million to $5.385 billion as of June 30, 2021 from $5.022 billion as of December 31, 2020. Total brokered deposits were $10.0 million at June 30, 2021 compared to $15.0 million at December 31, 2020 reflecting a $5.0 million decrease during the first six months of 2021. PPP loan proceeds to borrowers and government stimulus to consumers impacted the increase in deposits during 2021 as loan proceeds and stimulus payments were deposited into customer checking and savings accounts at the Bank.
Since December 31, 2020, the change in core deposits was comprised of increases in commercial deposits of $181.7 million, retail deposits of $68.2 million and public funds deposits of $112.9 million. Total public funds deposits, including public funds transaction accounts, were $1.275 billion at June 30, 2021 and $1.162 billion at December 31, 2020.
The following table summarizes deposit composition at June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020	Current Period Change
Retail	$1,987,250	$1,919,040	$68,210
Commercial	2,122,022	1,940,306	181,716
Public funds	1,275,388	1,162,457	112,931
Core deposits	$5,384,660	$5,021,803	$362,857
Brokered deposits	10,004	15,002	(4,998)
Total deposits	$5,394,664	$5,036,805	$357,859
Total borrowings decreased by $10.5 million, or 12.3%, from December 31, 2020, due to repayment of the Company’s holding company line of credit. The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily used for loan and investment securities growth. Additionally, management has completed the actions required to participate in the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (PPPLF); however, there were no PPP loans pledged to the PPPLF as of June 30, 2021. Management anticipates that the Company’s deposit balances may fluctuate more than usual during the remainder of 2021 due to the impact of PPP loan originations, which are made to PPP loan recipient deposit accounts. The timing and use of these funds in addition to draws on unfunded commitments could impact our need to borrow throughout the year.

Capital
As of June 30, 2021, total stockholders’ equity was $677.5 million, an increase of $20.3 million, or 3.1%, from $657.2 million at December 31, 2020. Net income of $47.3 million increased equity. Offsetting the increase to stockholders’ equity was a decrease of $5.5 million in accumulated other comprehensive income, which was primarily driven by a net decrease in the fair value of available-for-sale securities, dividends declared and paid in the amount of $17.3 million and the day one CECL adjustment, net of taxes, of $7.0 million.
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of June 30, 2021, the Company's capital levels remained characterized as “well-capitalized”.
The actual capital amounts and ratios of the Company and the Bank as of June 30, 2021 and December 31, 2020, are presented in the table below. Capital ratios for June 30, 2021 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Total Capital (to Risk Weighted Assets)
Consolidated	$709,334	15.04%	$377,257	8.00%	$495,150	N/A	N/A	N/A
Bank	$692,522	14.71%	$376,663	8.00%	$494,371	10.50%	$470,829	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$650,141	13.79%	$282,943	6.00%	$400,836	N/A	N/A	N/A
Bank	$633,421	13.45%	$282,498	6.00%	$400,205	8.50%	$376,663	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$650,141	13.79%	$212,207	4.50%	$330,100	N/A	N/A	N/A
Bank	$633,421	13.45%	$211,873	4.50%	$329,581	7.00%	$306,039	6.50%
Tier I Capital (to Average Assets)
Consolidated	$650,141	10.59%	$245,636	4.00%	$245,636	N/A	N/A	N/A
Bank	$633,421	10.34%	$245,092	4.00%	$245,092	4.00%	$306,364	5.00%

As of December 31, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$682,778	14.65%	$372,921	8.00%	$489,459	N/A	N/A	N/A
Bank	$678,034	14.56%	$372,560	8.00%	$488,985	10.50%	$465,700	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$624,381	13.39%	$279,691	6.00%	$396,229	N/A	N/A	N/A
Bank	$619,693	13.31%	$279,420	6.00%	$395,845	8.50%	$372,560	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$624,381	13.39%	$209,768	4.50%	$326,306	N/A	N/A	N/A
Bank	$619,693	13.31%	$209,565	4.50%	$325,990	7.00%	$302,705	6.50%
Tier I Capital (to Average Assets)
Consolidated	$624,381	10.93%	$228,406	4.00%	$228,406	N/A	N/A	N/A
Bank	$619,693	10.88%	$227,900	4.00%	$227,900	4.00%	$284,875	5.00%

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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:
•the effects of future economic, business and market conditions and changes, both domestic and foreign;
•the effects of the COVID-19 pandemic, including its effects on our customers, local economic conditions, our operations and vendors, and the responses of federal, state and local governmental authorities;
•the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
•changes in borrowers’ credit risks and payment behaviors;
•the timing and scope of any legislative and regulatory changes, including changes in tax and banking laws and regulations and their application by our regulators;
•the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible credit losses, our analysis of our capital position and other estimates;
•changes in the prices, values and sales volumes of residential and commercial real estate;
•changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
•the effects of disruption and volatility in capital markets on the value of our investment portfolio;
•changes in the availability and cost of credit and capital in the financial markets;
•The phase out of most LIBOR tenors by mid-2023 and establishing a new reference rate;
•the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
•governmental monetary, tax and fiscal policies and the impact the most recent election will have on these;
•changes in accounting policies, rules and practices, including as a result of adopting CECL on January 1, 2021;
•changes in technology or products that may be more difficult or costly, or less effective than anticipated, including in connection with our Lake City Bank Digital platform;
•cyber-security risks and or cyber-security damage that could result from attacks on the Company’s or third-party service providers networks or data of the Company;
•the effects of any employee or customer fraud;
•the risk of trade policy and tariffs could impact loan demand from the manufacturing sector;
•the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets; and

•the risks noted in the Risk Factors discussed under Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC.
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2021. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but do not necessarily indicate the effect on future net interest income. The Company, through the Bank's Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model. The current balance sheet structure is considered to be within acceptable risk levels.
Interest rate scenarios for the base, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at June 30, 2021. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$171,017	$168,087	$173,743	$176,621	$182,366	$194,955	$207,379
Variance from Base		$(2,930)	$2,726	$5,604	$11,349	$23,938	$36,362
Percent of change from Base		(1.71)%	1.59%	3.28%	6.64%	14.00%	21.26%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2021, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ISSUER PURCHASES OF EQUITY SECURITIES
On April 13, 2021, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2023, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended June 30, 2021.
The following table provides information as of June 30, 2021 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30	0	0	0	$19,998,273
May 1-31	942	66.00	0	19,998,273
June 1-30	0	0	0	19,998,273
Total	942	$66.00	0	$19,998,273

(a)The shares purchased during May were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2021 and June 30, 2020; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2021 and June 30, 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months and six months ended June 30, 2021 and June 30, 2020; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020; and (vi) Notes to Unaudited Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 4, 2021	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: August 4, 2021	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 4, 2021	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)