Form 10-Q
period 2021-09-30
LAKELAND FINANCIAL CORP
filed 2021-10-27
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at October 22, 2021:  25,299,178

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$78,523	$74,457
Short-term investments	478,710	175,470
Total cash and cash equivalents	557,233	249,927

Securities available-for-sale (carried at fair value)	1,239,715	734,845
Real estate mortgage loans held-for-sale	7,969	11,218

Loans, net of allowance for credit losses* of $73,048 and $61,408	4,166,405	4,587,748

Land, premises and equipment, net	59,998	59,298
Bank owned life insurance	97,224	95,227
Federal Reserve and Federal Home Loan Bank stock	13,772	13,772
Accrued interest receivable	17,780	18,761
Goodwill	4,970	4,970
Other assets	57,850	54,669
Total assets	$6,222,916	$5,830,435

LIABILITIES
Noninterest bearing deposits	$1,762,021	$1,538,331
Interest bearing deposits	3,652,617	3,498,474
Total deposits	5,414,638	5,036,805

Borrowings
Federal Home Loan Bank advances	75,000	75,000
Miscellaneous borrowings	0	10,500
Total borrowings	75,000	85,500

Accrued interest payable	2,916	5,959
Other liabilities	47,160	44,987
Total liabilities	5,539,714	5,173,251

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,775,133 shares issued and 25,299,178 outstanding as of September 30, 2021
25,713,408 shares issued and 25,239,748 outstanding as of December 31, 2020	119,625	114,927
Retained earnings	567,518	529,005
Accumulated other comprehensive income	10,932	27,744
Treasury stock at cost (475,955 shares as of September 30, 2021, 473,660 shares as of December 31, 2020)	(14,962)	(14,581)
Total stockholders’ equity	683,113	657,095
Noncontrolling interest	89	89
Total equity	683,202	657,184
Total liabilities and equity	$6,222,916	$5,830,435

*    Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INTEREST INCOME
Interest and fees on loans
Taxable	$43,025	$42,056	$128,828	$130,759
Tax exempt	119	104	324	542
Interest and dividends on securities
Taxable	2,470	1,577	6,482	5,419
Tax exempt	3,556	2,198	8,915	6,237
Other interest income	125	44	348	292
Total interest income	49,295	45,979	144,897	143,249

Interest on deposits	3,479	5,941	11,587	24,324
Interest on borrowings
Short-term	0	51	7	458
Long-term	75	74	222	172
Total interest expense	3,554	6,066	11,816	24,954

NET INTEREST INCOME	45,741	39,913	133,081	118,295
		`
Provision for credit losses*	1,300	1,750	1,077	13,850

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,441	38,163	132,004	104,445

NONINTEREST INCOME
Wealth advisory fees	2,177	1,930	6,433	5,594
Investment brokerage fees	521	421	1,560	1,148
Service charges on deposit accounts	2,756	2,491	7,768	7,452
Loan and service fees	3,005	2,637	8,823	7,470
Merchant card fee income	838	670	2,226	1,933
Bank owned life insurance income	640	932	2,101	1,476
Interest rate swap fee income	180	2,143	934	4,105
Mortgage banking income (loss)	(32)	1,005	1,756	2,945
Net securities gains	0	314	797	363
Other income	1,029	572	2,613	2,575
Total noninterest income	11,114	13,115	35,011	35,061

NONINTEREST EXPENSE
Salaries and employee benefits	14,230	12,706	44,377	35,696
Net occupancy expense	1,413	1,404	4,343	4,336
Equipment costs	1,371	1,369	4,134	4,216
Data processing fees and supplies	3,169	3,025	9,692	8,736
Corporate and business development	1,000	586	3,208	2,324
FDIC insurance and other regulatory fees	748	554	1,707	1,224
Professional fees	1,342	1,306	5,058	3,506
Other expense	2,694	2,175	6,842	6,255
Total noninterest expense	25,967	23,125	79,361	66,293

INCOME BEFORE INCOME TAX EXPENSE	29,588	28,153	87,654	73,213
Income tax expense	5,469	5,377	16,204	13,468
NET INCOME	$24,119	$22,776	$71,450	$59,745

BASIC WEIGHTED AVERAGE COMMON SHARES	25,479,654	25,418,712	25,472,185	25,484,329

BASIC EARNINGS PER COMMON SHARE	$0.95	$0.89	$2.81	$2.34

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,635,288	25,487,302	25,608,655	25,618,401

DILUTED EARNINGS PER COMMON SHARE	$0.94	$0.89	$2.79	$2.33

*    Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$24,119	$22,776	$71,450	$59,745
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(14,411)	789	(20,656)	16,848
Reclassification adjustment for gains included in net income	0	(314)	(797)	(363)
Net securities gain (loss) activity during the period	(14,411)	475	(21,453)	16,485
Tax effect	3,026	(101)	4,505	(3,462)
Net of tax amount	(11,385)	374	(16,948)	13,023
Defined benefit pension plans:
Amortization of net actuarial loss	61	63	181	189
Net gain activity during the period	61	63	181	189
Tax effect	(15)	(15)	(45)	(47)
Net of tax amount	46	48	136	142
Total other comprehensive income (loss), net of tax	(11,339)	422	(16,812)	13,165
Comprehensive income	$12,780	$23,198	$54,638	$72,910
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at July 1, 2020	25,233,280	$113,424	$496,891	$24,802	$(14,314)	$620,803	$89	$620,892
Comprehensive income:
Net income			22,776			22,776		22,776
Other comprehensive income, net of tax				422		422		422
Cash dividends declared and paid, $0.30 per share			(7,626)			(7,626)		(7,626)
Treasury shares purchased under deferred directors' plan	(4,709)	212			(212)	0		0
Stock activity under equity compensation plans	7,800	0				0		0
Stock based compensation expense		375				375		375
Balance at September 30, 2020	25,236,371	$114,011	$512,041	$25,224	$(14,526)	$636,750	$89	$636,839

Balance at July 1, 2021	25,289,966	$117,796	$552,063	$22,271	$(14,748)	$677,382	$89	$677,471
Comprehensive income:
Net income			24,119			24,119		24,119
Other comprehensive income, net of tax				(11,339)		(11,339)		(11,339)
Cash dividends declared and paid, $0.34 per share			(8,664)			(8,664)		(8,664)
Treasury shares purchased under deferred directors' plan	(3,383)	214			(214)	0		0
Treasury shares sold and distributed under deferred directors' plan	0				0	0		0
Stock activity under equity compensation plans	12,595	(170)				(170)		(170)
Stock based compensation expense		1,785				1,785		1,785
Balance at September 30, 2021	25,299,178	$119,625	$567,518	$10,932	$(14,962)	$683,113	$89	$683,202

	Nine Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2020	25,444,275	$114,858	$475,247	$12,059	$(4,153)	$598,011	$89	$598,100
Comprehensive income:
Net income			59,745			59,745		59,745
Other comprehensive income, net of tax				13,165		13,165		13,165
Cash dividends declared and paid, $0.90 per share			(22,951)			(22,951)		(22,951)
Treasury shares purchased under share repurchase plan	(289,101)	0			(10,012)	(10,012)		(10,012)
Treasury shares purchased under deferred directors' plan	(10,450)	480			(480)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,748	(119)			119	0		0
Stock activity under equity compensation plans	85,899	(2,030)				(2,030)		(2,030)
Stock based compensation expense		822				822		822
Balance at September 30, 2020	25,236,371	$114,011	$512,041	$25,224	$(14,526)	$636,750	$89	$636,839

Balance at January 1, 2021	25,239,748	$114,927	$529,005	$27,744	$(14,581)	$657,095	$89	$657,184
Adoption of ASU 2016-13			(6,951)			(6,951)		(6,951)
Comprehensive income:
Net income			71,450			71,450		71,450
Other comprehensive loss, net of tax				(16,812)		(16,812)		(16,812)
Cash dividends declared and paid, $1.02 per share			(25,986)			(25,986)		(25,986)
Treasury shares purchased under deferred directors' plan	(7,959)	496			(496)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,664	(115)			115	0		0
Stock activity under equity compensation plans	61,725	(1,818)				(1,818)		(1,818)
Stock based compensation expense		6,135				6,135		6,135
Balance at September 30, 2021	25,299,178	$119,625	$567,518	$10,932	$(14,962)	$683,113	$89	$683,202
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Nine Months Ended September 30,	2021	2020
Cash flows from operating activities:
Net income	$71,450	$59,745
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,555	4,477
Provision for credit losses*	1,077	13,850
Gain on sale and write down of other real estate owned	(53)	0
Amortization of loan servicing rights	1,697	563
Net change in loan servicing rights valuation allowance	(197)	628
Loans originated for sale, including participations	(92,728)	(93,805)
Net gain on sales of loans	(3,609)	(3,286)
Proceeds from sale of loans, including participations	98,655	90,568
Net (gain) loss on sales of premises and equipment	4	82
Net gain on sales and calls of securities available-for-sale	(797)	(363)
Net securities amortization	3,457	3,021
Stock based compensation expense	6,135	822
Earnings on life insurance	(2,101)	(1,476)
Gain on life insurance	(404)	(576)
Tax benefit of stock award issuances	(266)	(71)
Net change:
Interest receivable and other assets	(2,090)	(3,987)
Interest payable and other liabilities	1,196	(8,927)
Total adjustments	14,531	1,520
Net cash from operating activities	85,981	61,265

Cash flows from investing activities:
Proceeds from sale of securities available- for-sale	13,964	6,413
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	102,399	69,259
Purchases of securities available-for-sale	(640,364)	(89,934)
Purchase of life insurance	(648)	(361)
Net (increase) decrease in total loans	410,323	(527,886)
Proceeds from sales of land, premises and equipment	6	651
Purchases of land, premises and equipment	(5,265)	(5,154)
Proceeds from sales of other real estate	946	0
Proceeds from life insurance	931	1,285
Net cash from investing activities	(117,708)	(545,727)

Cash flows from financing activities:
Net increase in total deposits	377,833	634,135
Net increase (decrease) in short-term borrowings	(10,500)	10,500
Payments on short-term FHLB borrowings	0	(170,000)
Proceeds from long-term FHLB borrowings	0	75,000
Common dividends paid	(25,973)	(22,938)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(1,818)	(2,030)
Purchase of treasury stock	(496)	(10,492)
Net cash from financing activities	339,033	514,162
Net change in cash and cash equivalents	307,306	29,700
Cash and cash equivalents at beginning of the period	249,927	99,381
Cash and cash equivalents at end of the period	$557,233	$129,081
Cash paid during the period for:
Interest	$14,859	$30,255
Income taxes	20,637	14,380
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	893	35
Securities purchases payable	4,982	7,712

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2021. The Company’s 2020 Annual Report on Form 10-K should be read in conjunction with these statements.
Adoption of New Accounting Standards
In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update, commonly referred to as the current expected credit losses methodology (“CECL”), changes the accounting for credit losses on loans and debt securities. Under the new guidance, the Company’s measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required, but still permitted, under GAAP, which delays recognition until it is probable a loss has been incurred. In addition, the guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods. This guidance was effective, subject to optional delay discussed below, for the Company for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years.
As previously disclosed, the Company implemented the CECL methodology and ran it concurrently with the historical incurred method. Under a provision provided by the CARES Act, the Company elected to delay the adoption of FASB’s new rule covering the CECL standard. On December 27, 2020, then-President Trump signed into law the Consolidated Appropriations Act, 2021. This law extended relief for troubled debt restructurings and provided for further delay of the current expected credit losses adoption under the CARES Act to January 1, 2022, with early adoption permitted. The Company elected to remain on the incurred loan loss methodology for 2020.
The Company adopted ASU 2016-13 during the first quarter of 2021, effective January 1, 2021. Upon adoption, the Company recognized a $9.1 million increase in the allowance for credit losses. This resulted in a one-time cumulative effect adjustment decreasing retained earnings as of January 1, 2021 by $7.0 million, net of deferred taxes of $2.1 million. The Company did not recognize an allowance for credit impairment for available-for-sale securities.

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
In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax. It also enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this new accounting standard on January 1, 2021, and the adoption did not have a material impact on its financial statements.

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
In October 2020, the FASB issued ASU No. 2020-8, "Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs," to clarify that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early application is not permitted. The Company adopted this new accounting standard on January 1, 2021, and the adoption did not have a material impact on its financial statements.
Newly Issued But Not Yet Effective Accounting Standards
On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-4, "Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to a planned adoption of reference rates which could include Secured Overnight Financing Rate (“SOFR”), amongst others. The Company has identified loans that renewed prior to 2021 and obtained updated reference rate language at the time of renewal. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. The Company has adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020. The Company will discontinue the use of new LIBOR-based loans no later than December 31, 2021, according to regulatory guidelines, and is operationally preparing for this change during the fourth quarter of 2021. The guidance under ASC-848 will be available for a limited time, generally through December 31, 2022. The Company expects to adopt the LIBOR transition relief allowed under this standard.
In August 2021, the FASB issued ASU 2021-6, "Presentation of Financial Statements (Topic 205), Financial Services - Depository and Lending (Topic 942) and Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants." The guidance is effective upon its addition to the FASB codification. The Company is currently assessing the impact of ASU 2021-6 on its disclosures.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2021
U.S. Treasury securities	$900	$0	$0	$0	$900
U.S. government sponsored agencies	118,681	17	(2,237)	0	116,461
Mortgage-backed securities: residential	430,388	5,511	(4,066)	0	431,833
Mortgage-backed securities: commercial	23,699	483	0	0	24,182
State and municipal securities	650,561	20,955	(5,177)	0	666,339
Total	$1,224,229	$26,966	$(11,480)	$0	$1,239,715

December 31, 2020
U.S. government sponsored agencies	$36,492	$56	$(61)	$0	$36,487
Mortgage-backed securities: residential	270,231	9,289	(17)	0	279,503
Mortgage-backed securities: commercial	35,877	1,004	0	0	36,881
State and municipal securities	355,306	26,696	(28)	0	381,974
Total	$697,906	$37,045	$(106)	$0	$734,845
Information regarding the fair value and amortized cost of available-for-sale debt securities by maturity as of September 30, 2021 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,245	$4,256
Due after one year through five years	11,953	12,284
Due after five years through ten years	50,464	52,987
Due after ten years	703,480	714,173
	770,142	783,700
Mortgage-backed securities	454,087	456,015
Total debt securities	$1,224,229	$1,239,715
Securities proceeds, gross gains and gross losses are presented below.

	Three months ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Sales of securities available-for-sale
Proceeds	$0	$5,265	$13,964	$6,413
Gross gains	0	314	797	363
Gross losses	0	0	0	0
Number of securities	0	12	8	15
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

Securities with carrying values of $314.7 million and $382.7 million were pledged as of September 30, 2021 and December 31, 2020, respectively, as collateral for borrowings from the Federal Home Loan Bank and Federal Reserve Bank and for other purposes as permitted or required by law.
Information regarding securities with unrealized losses as of September 30, 2021 and December 31, 2020 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
U.S. government sponsored agencies	$106,441	$2,237	$0	$0	$106,441	$2,237
Mortgage-backed securities: residential	245,919	4,066	0	0	245,919	4,066
Mortgage-backed securities: commercial	65	0	0	0	65	0
State and municipal securities	276,881	5,177	0	0	276,881	5,177
Total temporarily impaired	$629,306	$11,480	$0	$0	$629,306	$11,480

December 31, 2020
U.S. government sponsored agencies	$19,800	$61	$0	$0	$19,800	$61
Mortgage-backed securities: residential	3	0	3,112	17	3,115	17
Mortgage-backed securities: commercial	0	0	0	0	0	0
State and municipal securities	6,921	28	0	0	6,921	28
Total temporarily impaired	$26,724	$89	$3,112	$17	$29,836	$106

The total number of securities with unrealized losses as of September 30, 2021 and December 31, 2020 is presented below.

	Less than 12 months	12 months or more	Total
September 30, 2021
U.S. government sponsored agencies	12	0	12
Mortgage-backed securities: residential	25	0	25
Mortgage-backed securities: commercial	1	0	1
State and municipal securities	162	0	162
Total temporarily impaired	200	0	200

December 31, 2020
U.S. government sponsored agencies	3	0	3
Mortgage-backed securities: residential	2	1	3
Mortgage-backed securities: commercial	0	0	0
State and municipal securities	2	0	2
Total temporarily impaired	7	1	8
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the consolidated income statement. For available-for sale debt securities that do not meet the criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at September 30, 2021. Accrued interest receivable on available-for-sale debt securities totaled $6.3 million at September 30, 2021 and is excluded from the estimate of credit losses.
The U.S. government sponsored agencies and mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Prior to the adoption of ASC 326, there was no other-than-temporary impairment ("OTTI") recorded during the nine months ended September 30, 2020.

NOTE 3. LOANS

(dollars in thousands)	September 30, 2021		December 31, 2020
Commercial and industrial loans:
Working capital lines of credit loans	$659,166	15.5%	$626,023	13.5%
Non-working capital loans	782,618	18.5	1,165,355	25.0
Total commercial and industrial loans	1,441,784	34.0	1,791,378	38.5

Commercial real estate and multi-family residential loans:
Construction and land development loans	378,716	8.9	362,653	7.8
Owner occupied loans	740,836	17.4	648,019	13.9
Nonowner occupied loans	582,019	13.7	579,625	12.5
Multifamily loans	252,983	6.0	304,717	6.5
Total commercial real estate and multi-family residential loans	1,954,554	46.0	1,895,014	40.7

Agri-business and agricultural loans:
Loans secured by farmland	152,099	3.5	195,410	4.2
Loans for agricultural production	171,981	4.1	234,234	5.0
Total agri-business and agricultural loans	324,080	7.6	429,644	9.2

Other commercial loans	83,595	2.0	94,013	2.0
Total commercial loans	3,804,013	89.6	4,210,049	90.4

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	173,689	4.1	167,847	3.6
Open end and junior lien loans	161,941	3.8	163,664	3.5
Residential construction and land development loans	12,542	0.3	12,007	0.3
Total consumer 1-4 family mortgage loans	348,172	8.2	343,518	7.4

Other consumer loans	92,169	2.2	103,616	2.2
Total consumer loans	440,341	10.4	447,134	9.6
Subtotal	4,244,354	100.0%	4,657,183	100.0%
Less: Allowance for credit losses	(73,048)		(61,408)
Net deferred loan fees	(4,901)		(8,027)
Loans, net	$4,166,405		$4,587,748
The recorded investment in loans does not include accrued interest, which totaled $11.1 million at September 30, 2021.
The Company had $295,000 in residential real estate loans in the process of foreclosure as of September 30, 2021, compared to $19,000 as of December 31, 2020.

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
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default (“PD/LGD”) model, subject to a floor. A default can be triggered by one of several different asset quality factors, including past due status, nonaccrual status, TDR status or if the loan has had a charge-off. This PD is then combined with a LGD derived from historical charge-off data to construct a default rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee’s Summary of Economic Projections, and other environmental factors based on the risks present for each portfolio segment. These environmental factors include consideration of the following: levels of, and trends in, delinquencies and nonperforming loans; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for credit losses deemed adequate to cover probable losses inherent in the loan portfolio.
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
The following tables present the activity in the allowance for credit losses by portfolio segment for the three-month period ended September 30, 2021:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended September 30, 2021
Beginning balance, July 1	$33,130	$28,291	$3,930	$1,298	$3,165	$1,393	$506	$71,713
Provision for credit losses	3,507	(1,545)	(244)	89	(265)	(116)	(126)	1,300
Loans charged-off	(5)	0	0	0	(13)	(72)	0	(90)
Recoveries	44	0	0	0	14	67	0	125
Net loans (charged-off) recovered	39	0	0	0	1	(5)	0	35
Ending balance	$36,676	$26,746	$3,686	$1,387	$2,901	$1,272	$380	$73,048
The following tables present the activity in the allowance for credit losses by portfolio segment for the nine-month period ended September 30, 2021:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Nine Months Ended September 30, 2021
Beginning balance, January 1	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408
Impact of adopting ASC 326	4,312	4,316	1,060	941	953	349	(2,881)	9,050
Provision for credit losses	2,780	(420)	(737)	30	(719)	21	122	1,077
Loans charged-off	(254)	(71)	0	0	(51)	(217)	0	(593)
Recoveries	1,505	14	320	0	99	168	0	2,106
Net loans (charged-off) recovered	1,251	(57)	320	0	48	(49)	0	1,513
Ending balance	$36,676	$26,746	$3,686	$1,387	$2,901	$1,272	$380	$73,048

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
Loans are considered to be "Pass" rated when they are reviewed as part of the previously described process and do not meet the criteria above with the exception of consumer troubled debt restructurings, which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with “Not Rated” loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.

The following table summarizes the risk category of loans by loan segment and origination date as of September 30, 2021:

(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$8,755	$6,467	$11,643	$1,646	$834	$82	$29,427	$533,140	$562,567
Special Mention	0	0	0	0	0	0	0	64,240	64,240
Substandard	0	0	85	0	0	0	85	32,382	32,467
Total	8,755	6,467	11,728	1,646	834	82	29,512	629,762	659,274
Non-working capital loans:
Pass	184,286	172,825	87,892	68,814	23,713	20,548	558,078	163,413	721,491
Special Mention	17,614	0	630	1,112	2,466	1,185	23,007	2,426	25,433
Substandard	4,908	7,022	1,225	4,681	5,723	512	24,071	3,208	27,279
Not Rated	1,695	1,915	920	719	191	22	5,462	0	5,462
Total	208,503	181,762	90,667	75,326	32,093	22,267	610,618	169,047	779,665
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	13,305	40,841	4,679	30,875	0	16,870	106,570	270,801	377,371
Owner occupied loans:
Pass	93,789	174,606	127,573	94,853	82,439	105,570	678,830	36,226	715,056
Special Mention	6,829	0	1,809	966	7,715	1,273	18,592	0	18,592
Substandard	506	1,946	929	2,101	707	408	6,597	0	6,597
Total	101,124	176,552	130,311	97,920	90,861	107,251	704,019	36,226	740,245
Nonowner occupied loans:
Pass	75,760	160,552	118,333	26,642	41,494	69,129	491,910	59,107	551,017
Special Mention	11,937	349	620	0	0	14,341	27,247	0	27,247
Substandard	0	0	0	3,354	0	0	3,354	0	3,354
Total	87,697	160,901	118,953	29,996	41,494	83,470	522,511	59,107	581,618
Multifamily loans:
Pass	79,260	53,500	36,784	14,372	14,688	18,696	217,300	12,997	230,297
Special Mention	0	0	0	0	22,252	0	22,252	0	22,252
Total	79,260	53,500	36,784	14,372	36,940	18,696	239,552	12,997	252,549
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	35,548	37,854	17,533	13,327	9,841	19,776	133,879	12,345	146,224
Special Mention	0	1,985	2,336	0	190	30	4,541	938	5,479
Substandard	212	0	0	0	0	145	357	0	357
Total	35,760	39,839	19,869	13,327	10,031	19,951	138,777	13,283	152,060
Loans for agricultural production:
Pass	27,116	27,959	4,415	11,399	1,478	4,393	76,760	76,860	153,620
Special Mention	464	8,644	1,250	0	43	19	10,420	8,014	18,434
Total	27,580	36,603	5,665	11,399	1,521	4,412	87,180	84,874	172,054
Other commercial loans:
Pass	1,488	30,130	3,541	1,328	8,897	8,772	54,156	25,162	79,318
Special Mention	0	0	0	0	0	3,945	3,945	0	3,945
Total	1,488	30,130	3,541	1,328	8,897	12,717	58,101	25,162	83,263
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans
Pass	13,332	17,484	5,487	6,502	3,216	2,145	48,166	2,183	50,349
Substandard	0	0	0	0	0	1,821	1,821	0	1,821
Not Rated	35,165	28,684	10,088	7,868	9,343	29,513	120,661	562	121,223
Total	48,497	46,168	15,575	14,370	12,559	33,479	170,648	2,745	173,393
Open end and junior lien loans
Pass	193	379	162	317	0	0	1,051	10,733	11,784
Substandard	0	0	0	0	0	0	0	0	0
Not Rated	17,212	6,732	6,885	4,814	2,394	1,678	39,715	112,024	151,739
Total	17,405	7,111	7,047	5,131	2,394	1,678	40,766	122,757	163,523
Residential construction loans
Not Rated	7,164	2,842	982	140	173	1,177	12,478	13	12,491
Other consumer loans
Pass	584	1,181	1,579	0	1,253	0	4,597	22,084	26,681
Substandard	36	0	257	0	0	0	293	0	293
Not Rated	18,262	17,058	8,678	6,945	2,531	1,418	54,892	10,081	64,973
Total	18,882	18,239	10,514	6,945	3,784	1,418	59,782	32,165	91,947
TOTAL	$655,420	$800,955	$456,315	$302,775	$241,581	$323,468	$2,780,514	$1,458,939	$4,239,453
As of September 30, 2021, $91.9 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration (“SBA”).

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
The following table presents the aging of the amortized cost basis in past due loans as of September 30, 2021 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$659,160	$114	$0	$645,093	$14,181	$1	$659,274
Non-working capital loans	779,551	114	0	770,709	8,956	232	779,665
Commercial real estate and multi-family residential loans:
Construction and land development loans	377,371	0	0	377,371	0	0	377,371
Owner occupied loans	740,245	0	0	736,423	3,822	986	740,245
Nonowner occupied loans	581,618	0	0	578,260	3,358	0	581,618
Multifamily loans	252,549	0	0	252,549	0	0	252,549
Agri-business and agricultural loans:
Loans secured by farmland	152,060	0	0	151,915	145	0	152,060
Loans for agricultural production	172,054	0	0	172,054	0	0	172,054
Other commercial loans	83,263	0	0	83,263	0	0	83,263
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	172,515	860	18	173,293	100	56	173,393
Open end and junior lien loans	163,489	34	0	163,425	98	98	163,523
Residential construction loans	12,491	0	0	12,491	0	0	12,491
Other consumer loans	91,829	118	0	91,629	318	0	91,947
Total	$4,238,195	$1,240	$18	$4,208,475	$30,978	$1,373	$4,239,453
As of September 30, 2021 there were no loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the nine month period ended September 30, 2021.
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

The following table presents the amortized cost basis of collateral dependent loans by class of loan as of September 30, 2021:

(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$0	$14,181	$0	$14,181
Non-working capital loans	1,632	13,757	229	15,618
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,456	1,675	1,161	4,292
Nonowner occupied loans	3,358	0	0	3,358
Agri-business and agricultural loans:
Loans secured by farmland	0	145	0	145
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,056	0	0	3,056
Other consumer loans	0	0	51	51
Total	9,502	29,758	1,441	40,701
Troubled Debt Restructurings:
Troubled debt restructured loans are included in the totals for individually analyzed loans. The Company has allocated $6.1 million and $5.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2021 and December 31, 2020, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

(dollars in thousands)	September 30, 2021	December 31, 2020
Accruing troubled debt restructured loans	$4,973	$5,237
Nonaccrual troubled debt restructured loans	6,093	6,476
Total troubled debt restructured loans	$11,066	$11,713
During the three and nine months ended September 30, 2021, no loans were modified as troubled debt restructurings.
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
For the nine month period ended September 30, 2020, the troubled debt restructurings described above increased the allowance for credit losses by $2.4 million, and charge-offs of $666,000 were recorded.
As of September 30, 2021, total deferrals attributed to COVID-19 were $22.3 million representing three borrowers. This represented 0.5% of the total loan portfolio. Two were commercial loan borrowers and there was one retail borrower with COVID-19 deferrals. Of the total commercial deferrals attributed to COVID-19, $8.0 million represented a second deferral action and $14.3 million represented a third deferral action. All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cashflows are collectable at this time. In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due at December 31, 2019 were not considered troubled debt restructurings as of September 30, 2021. This provision was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. Management continues to monitor these deferrals and has adequately considered these credits in the September 30, 2021 allowance for credit losses balance.
Allowance for Loan Losses (Prior to January 1, 2021):
Prior to the adoption of ASC 326 on January 1, 2021 the Company calculated the allowance for loan losses using the incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.
The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month period ended September 30, 2020:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multfamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended September 30, 2020
Beginning balance, July 1	$26,744	$21,063	$3,408	$542	$3,434	$774	$3,054	$59,019
Provision for credit losses	1,574	175	(314)	30	(50)	237	98	1,750
Loans charged-off	(6)	0	0	0	(70)	(229)	0	(305)
Recoveries	51	177	3	0	4	48	0	283
Net loans charged-off	45	177	3	0	(66)	(181)	0	(22)
Ending balance	$28,363	$21,415	$3,097	$572	$3,318	$830	$3,152	$60,747

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine-month period ended September 30, 2020:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multfamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Nine Months Ended September 30, 2020
Beginning balance, January 1	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652
Provision for credit losses	6,264	5,312	(780)	125	1,298	799	832	13,850
Loans charged-off	(4,037)	0	0	0	(83)	(445)	0	(4,565)
Recoveries	347	307	8	0	17	131	0	810
Net loans charged-off	(3,690)	307	8	0	(66)	(314)	0	(3,755)
Ending balance	$28,363	$21,415	$3,097	$572	$3,318	$830	$3,152	$60,747

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

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2020:

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$442	$0	$0
Non-working capital loans	766	16	16
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,101	13	13
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	304	2	2
Open end and junior lien loans	63	0	0
Residential construction loans	3	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,001	0	0
Non-working capital loans	11,763	216	216
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,034	30	30
Agri-business and agricultural loans:
Loans secured by farmland	147	0	0
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,589	28	28
Open end and junior lien loans	642	0	0
Residential construction loans	46	0	0
Total	$24,184	$305	$305

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 by class of loans:

(dollars in thousands)	Loans Not Past Due	30‑89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total Past Due and Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$625,493	$0	$0	$606	$606	$626,099
Non-working capital loans	1,153,540	0	0	5,287	5,287	1,158,827
Commercial real estate and multi-family residential loans:
Construction and land development loans	361,664	0	0	0	0	361,664
Owner occupied loans	642,527	0	0	5,047	5,047	647,574
Nonowner occupied loans	579,050	0	0	0	0	579,050
Multifamily loans	304,284	0	0	0	0	304,284
Agri-business and agricultural loans:
Loans secured by farmland	194,935	0	0	428	428	195,363
Loans for agricultural production	234,191	108	0	0	108	234,299
Other commercial loans	93,912	0	0	0	0	93,912
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	165,895	877	116	613	1,606	167,501
Open end and junior lien loans	165,094	137	0	5	142	165,236
Residential construction loans	11,962	0	0	0	0	11,962
Other consumer loans	103,240	145	0	0	145	103,385
Total	$4,635,787	$1,267	$116	$11,986	$13,369	$4,649,156
As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$535,071	$81,095	$9,718	$0	$215	$626,099
Non-working capital loans	1,111,989	26,523	14,820	0	5,495	1,158,827
Commercial real estate and multi-family residential loans:
Construction and land development loans	361,664	0	0	0	0	361,664
Owner occupied loans	608,845	31,355	7,374	0	0	647,574
Nonowner occupied loans	547,790	31,260	0	0	0	579,050
Multi-family loans	282,031	22,253	0	0	0	304,284
Agri-business and agricultural loans:
Loans secured by farmland	183,983	10,728	652	0	0	195,363
Loans for agricultural production	185,875	48,424	0	0	0	234,299
Other commercial loans	93,912	0	0	0	0	93,912
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	40,682	0	1,695	0	125,124	167,501
Open end and junior lien loans	8,424	0	5	0	156,807	165,236
Residential construction loans	0	0	0	0	11,962	11,962
Other consumer loans	36,979	253	0	0	66,153	103,385
Total	$3,997,245	$251,891	$34,264	$0	$365,756	$4,649,156

NOTE 5. BORROWINGS
For the periods ended September 30, 2021 and December 31, 2020, the Company had an advance outstanding from the Federal Home Loan Bank (“FHLB”) in the amount of $75.0 million. The outstanding FHLB advance is a ten-year fixed-rate putable advance with a rate of 0.39% and is due on March 4, 2030. The advance may not be prepaid by the Company without penalty. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities.
On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on July 30, 2021. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 13, 2021. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed. Outstanding borrowings on the credit agreement were $0 and $10.5 million at September 30, 2021 and December 31, 2020, respectively.

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
The Company’s Finance Department, which is responsible for all accounting and SEC disclosure compliance, and the Company’s Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that determine the Company’s valuation policies and procedures. Both of these areas report directly to the Executive Vice President and Chief Financial Officer of the Company. For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two departments and the Executive Vice President and Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration. If there are new assets or liabilities that are determined to be Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the Board are made aware of such assets at their next scheduled meeting.

Securities pricing is obtained on securities from a third party pricing service and all security prices are tested annually against prices from another third party provider and reviewed with a market value price tolerance variance that varies by sector:  municipal securities +/-5%, government mbs/cmo +/-3% and U.S. treasuries +/-1%. If any securities fall outside the tolerance threshold and have a variance of $100,000 or more, a determination of materiality is made for the amount over the threshold. Any security that would have a material threshold difference would be further investigated to determine why the variance exists and if any action is needed concerning the security pricing for that individual security. Changes in market value are reviewed monthly in aggregate by security type and any material changes are reviewed to determine why they exist. At least annually, the pricing methodology of the pricing service is received and reviewed to support the fair value levels used by the Company. A detailed pricing evaluation is requested and reviewed on any security determined to be fair valued using unobservable inputs by the pricing service.
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
Mortgage servicing rights:  As of September 30, 2021, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $2.9 million, carried at amortized cost of $3.4 million less a $518,000 valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.49%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At September 30, 2021, the constant prepayment speed (“PSA”) used was 2.67 and discount rate used was 9.5%. At December 31, 2020, the PSA used was 2.04 and the discount rate used was 9.4%.

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

The tables below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2021
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$900	$0	$0	$900
U.S. government sponsored agency securities	0	116,461	0	116,461
Mortgage-backed securities: residential	0	431,833	0	431,833
Mortgage-backed securities: commercial	0	24,182	0	24,182
State and municipal securities	0	666,199	140	666,339
Total Securities	900	1,238,675	140	1,239,715
Mortgage banking derivative	0	719	0	719
Interest rate swap derivative	0	15,426	0	15,426
Total assets	$900	$1,254,820	$140	$1,255,860

Liabilities:
Mortgage banking derivative	$0	$1	$0	$1
Interest rate swap derivative	0	15,447	0	15,447
Total liabilities	$0	$15,448	$0	$15,448

	December 31, 2020
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	$0	$36,487	$0	$36,487
Mortgage-backed securities: residential	0	279,503	0	279,503
Mortgage-backed securities: commercial	0	36,881	0	36,881
State and municipal securities	0	381,834	140	381,974
Total Securities	0	734,705	140	734,845
Mortgage banking derivative	0	1,182	0	1,182
Interest rate swap derivative	0	21,764	0	21,764
Total assets	$0	$757,651	$140	$757,791

Liabilities:
Mortgage banking derivative	$0	$111	$0	$111
Interest rate swap derivative	0	21,794	0	21,794
Total liabilities	$0	$21,905	$0	$21,905

The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.
The tables below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2021
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$9,982	$9,982
Non-working capital loans	0	0	7,525	7,525
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	652	652
Nonowner occupied loans	0	0	3,131	3,131
Agri-business and agricultural loans:
Loans secured by farmland	0	0	43	43
Total collateral dependent loans	0	0	21,333	21,333
Other real estate owned	0	0	0	0
Total assets	$0	$0	$21,333	$21,333

	December 31, 2020
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$178	$178
Non-working capital loans	0	0	4,904	4,904
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	1,211	1,211
Agri-business and agricultural loans:
Loans secured by farmland	0	0	61	61
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	411	411
Total collateral dependent loans	0	0	6,765	6,765
Other real estate owned	0	0	0	0
Total assets	$0	$0	$6,765	$6,765

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2021:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$17,507	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	58%	25%-99%

Collateral dependent loans:
Commercial real estate	3,783	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	38%	7%-99%

Collateral dependent loans:
Agribusiness and agricultural	43	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	70%	N/A
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

	September 30, 2021
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$557,233	$555,522	$1,711	$0	$557,233
Securities available-for-sale	1,239,715	900	1,238,675	140	1,239,715
Real estate mortgages held-for-sale	7,969	0	8,133	0	8,133
Loans, net	4,166,405	0	0	4,101,098	4,101,098
Mortgage banking derivative	719	0	719	0	719
Interest rate swap derivative	15,426	0	15,426	0	15,426
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	17,780	0	6,710	11,070	17,780
Financial Liabilities:
Certificates of deposit	(864,902)	0	(869,759)	0	(869,759)
All other deposits	(4,549,736)	(4,549,736)	0	0	(4,549,736)
Federal Home Loan Bank advances	(75,000)	0	(66,596)	0	(66,596)
Mortgage banking derivative	(1)	0	(1)	0	(1)
Interest rate swap derivative	(15,447)	0	(15,447)	0	(15,447)
Standby letters of credit	(334)	0	0	(334)	(334)
Accrued interest payable	(2,916)	(72)	(2,844)	0	(2,916)

	December 31, 2020
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$249,927	$247,228	$2,699	$0	$249,927
Securities available-for-sale	734,845	0	734,705	140	734,845
Real estate mortgages held-for-sale	11,218	0	11,651	0	11,651
Loans, net	4,587,748	0	0	4,532,639	4,532,639
Mortgage banking derivative	1,182	0	1,182	0	1,182
Interest rate swap derivative	21,764	0	21,764	0	21,764
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	18,761	0	3,801	14,960	18,761
Financial Liabilities:
Certificates of deposit	(1,024,819)	0	(1,033,095)	0	(1,033,095)
All other deposits	(4,011,986)	(4,011,986)	0	0	(4,011,986)
Miscellaneous borrowings	(10,500)	0	(10,500)	0	(10,500)
Federal Home Loan Bank advances	(75,000)	0	(68,967)	0	(68,967)
Mortgage banking derivative	(111)	0	(111)	0	(111)
Interest rate swap derivative	(21,794)	0	(21,794)	0	(21,794)
Standby letters of credit	(686)	0	0	(686)	(686)
Accrued interest payable	(5,959)	(66)	(5,893)	0	(5,959)

NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at September 30, 2021 and December 31, 2020.

	September 30, 2021
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$15,426	$0	$15,426	$0	$(1,270)	$14,156
Total Assets	$15,426	$0	$15,426	$0	$(1,270)	$14,156
Liabilities
Interest Rate Swap Derivatives	$15,447	$0	$15,447	$0	$(9,980)	$5,467
Total Liabilities	$15,447	$0	$15,447	$0	$(9,980)	$5,467

	December 31, 2020
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$21,764	$0	$21,764	$0	$0	$21,764
Total Assets	$21,764	$0	$21,764	$0	$0	$21,764
Liabilities
Interest Rate Swap Derivatives	$21,794	$0	$21,794	$0	$(21,370)	$424
Total Liabilities	$21,794	$0	$21,794	$0	$(21,370)	$424

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding for basic earnings per common share	25,479,654	25,418,712	25,472,185	25,484,329
Dilutive effect of stock based awards and warrants	155,634	68,590	136,470	134,072
Weighted average shares outstanding for diluted earnings per common share	25,635,288	25,487,302	25,608,655	25,618,401

Basic earnings per common share	$0.95	$0.89	$2.81	$2.34
Diluted earnings per common share	$0.94	$0.89	$2.79	$2.33

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize the changes within each classification of accumulated other comprehensive income for the three months ended September 30, 2021 and 2020, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at July 1, 2021	$23,619	$(1,348)	$22,271
Other comprehensive income before reclassification	(11,385)	0	(11,385)
Amounts reclassified from accumulated other comprehensive income	0	46	46
Net current period other comprehensive income (loss)	(11,385)	46	(11,339)
Balance at September 30, 2021	$12,234	$(1,302)	$10,932

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at July 1, 2020	$26,256	$(1,454)	$24,802
Other comprehensive income before reclassification	622	0	622
Amounts reclassified from accumulated other comprehensive income	(248)	48	(200)
Net current period other comprehensive income	374	48	422
Balance at September 30, 2020	$26,630	$(1,406)	$25,224

The following tables summarize the changes within each classification of accumulated other comprehensive income for the nine months ended September 30, 2021 and 2020, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$29,182	$(1,438)	$27,744
Other comprehensive loss before reclassification	(16,318)	0	(16,318)
Amounts reclassified from accumulated other comprehensive income	(630)	136	(494)
Net current period other comprehensive income (loss)	(16,948)	136	(16,812)
Balance at September 30, 2021	$12,234	$(1,302)	$10,932

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2020	$13,607	$(1,548)	$12,059
Other comprehensive income before reclassification	13,310	0	13,310
Amounts reclassified from accumulated other comprehensive income	(287)	142	(145)
Net current period other comprehensive income	13,023	142	13,165
Balance at September 30, 2020	$26,630	$(1,406)	$25,224

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2021 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$0	Net securities gains
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(61)	Other expense
Tax effect	15	Income tax expense
	(46)	Net of tax
Total reclassifications for the period	$(46)	Net income
Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2020 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$314	Net securities gains
Tax effect	(66)	Income tax expense
	248	Net of tax
Amortization of defined benefit pension items	(63)	Other expense
Tax effect	15	Income tax expense
	(48)	Net of tax
Total reclassifications for the period	$200	Net income

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2021 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$797	Net securities gains
Tax effect	(167)	Income tax expense
	630	Net of tax
Amortization of defined benefit pension items	(181)	Other expense
Tax effect	45	Income tax expense
	(136)	Net of tax
Total reclassifications for the period	$494	Net income

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2020 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$363		Net securities gains
Tax effect	(76)		Income tax expense
	287		Net of tax
Amortization of defined benefit pension items	(189)	`	Other expense
Tax effect	47		Income tax expense
	(142)		Net of tax
Total reclassifications for the period	$145		Net income

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
The following is a maturity analysis of the operating lease liabilities as of September 30, 2021:

Years ending December 31, (in thousands)	Operating lease Obligation
2021	$147
2022	595
2023	606
2024	622
2025	640
2026 and thereafter	2,233
Total undiscounted lease payments	4,843
Less imputed interest	(508)
Lease liability	$4,335
Right-of-use asset	$4,335

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$133	$141	$403	$402
Short-term lease cost	6	6	18	18
Total lease cost	$139	$147	$421	$420

Other information
Operating cash outflows from operating leases			$403	$402
Weighted-average remaining lease term - operating leases	8.1 years	9.1 years	8.1 years	9.1 years
Weighted average discount rate - operating leases	2.8%	2.8%	2.8%	2.8%

NOTE 11. CONTINGENCIES

Lakeland Financial Corporation and its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on present information including advice of legal counsel, the ultimate resolution of these proceedings is not expected to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first nine months of 2021 was $71.5 million, which increased $11.7 million, or 19.6%, from $59.7 million for the comparable period of 2020. Diluted income per common share was $2.79 in the first nine months of 2021, up 19.7% from $2.33 in the comparable period of 2020. The increase in net income for 2021 was primarily due to growth in net interest income of $14.8 million and a decrease in provision expense of $12.8 million, offset by an increase in noninterest expense of $13.1 million. The elevated provision in 2020 was driven primarily by the economic impact of COVID-19 on the Company's loan customers using the incurred loan loss methodology. Pretax pre-provision earnings in the first nine months of 2021 were $88.7 million, an increase of $1.7 million, or 1.9%, compared to $87.1 million for the comparable period. Pretax pre-provision earnings is a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense.
Annualized return on average total equity was 14.29% in the first nine months of 2021 versus 12.96% in the comparable period of 2020. Annualized return on average total assets was 1.57% in the first nine months of 2021 versus 1.50% for the comparable period of 2020. The Company's average equity to average assets ratio was 11.01% in the first nine months of 2021 versus 11.59% in the comparable period of 2020.
Net income in the third quarter of 2021 was $24.1 million, up $1.3 million, or 5.9%, from $22.8 million for the comparable period of 2020. Diluted earnings per common share was $0.94 in the third quarter of 2021, up 5.6% from $0.89 in the comparable period of 2020. The increase was primarily due to a $5.8 million increase in net interest income for the quarter. Additionally, the Company recording a provision for credit losses of $1.3 million for the third quarter of 2021, a decrease of $450,000, compared to provision expense of $1.8 million for the third quarter of 2020. These increases were offset by a $2.0 million, or 15.3%, decrease in noninterest income and a $2.8 million, or 12.3%, increase in noninterest expense. Pretax pre-provision earnings in the third quarter of 2021 were $30.9 million, an increase of $985,000, or 3.3%, compared to $29.9 million for the comparable period of 2020.
Annualized return on average total equity was 13.90% in the third quarter of 2021 versus 14.36% in the comparable period of 2020. Annualized return on average total assets was 1.56% in the third quarter of 2021 versus 1.64% in the comparable period of 2020. The average equity to average assets ratio was 11.19% in the third quarter of 2021 versus 11.43% in the comparable period of 2020.
Total assets were $6.223 billion as of September 30, 2021 versus $5.830 billion as of December 31, 2020, an increase of $392.5 million, or 6.7%. This increase was primarily due to a $504.9 million increase in securities available-for-sale and a $307.3 million increase in cash and cash equivalents, offset by a decrease in net loans of $421.3 million. The outstanding balance of Paycheck Protection Program (PPP) loans at September 30, 2021, was $91.9 million versus $412.0 million at December 31, 2020. The Paycheck Protection Program has strengthened the Company’s borrowers’ balance sheets and improved their operating performance. It has further provided a valuable cash injection for all clients who participated in the program. Since the start of the pandemic, loan line utilization has declined from 48% as of March 31, 2020 to 41% as of September 30, 2021, thereby decreasing loans outstanding. Line utilization was 42% as of December 31, 2020.
Balance sheet growth was primarily funded through growth in deposits during 2021, which was driven by the deposit of PPP loan proceeds into borrower accounts and additional government stimulus payments into customer accounts, inclusive of stimulus payments received for municipal customers. Deposits increased $377.8 million while total borrowings decreased by $10.5 million since December 31, 2020. Total equity increased by $26.0 million due primarily to net income of $71.5 million, dividends declared and paid of $1.02 per share totaling $26.0 million, the day one CECL adjustment to retained earnings of $7.0 million net of tax, and a reduction to accumulated other comprehensive income of $16.8 million, driven primarily by a decrease in the fair value of available-for-sale securities.
Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an impact on our financial condition and results of operations as of and for the three and nine months ended September 30, 2021 and 2020, and may have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty. As a result of the pandemic, our financial condition, capital levels and results of operations have been and could continue to be significantly affected, as described in further detail in this section.

Active Management of Credit Risk
The Company’s Commercial Banking and Credit Administration leadership continues to review and refine the list of industries that the company believes are most likely to be materially impacted by the potential economic impact resulting from the COVID-19 pandemic. The current assessment of impacted industries has narrowed from year end 2020 and includes only one industry, hotel and accommodation, as compared to the initial list of ten potentially affected industries disclosed in the company’s earnings release for the first quarter of 2020. The hotel and accommodation industry represents approximately 2.3%, or $94 million, of the company’s total loan portfolio. The original ten industries represented a peak of $765 million, or 18.7%, as of March 31, 2020, excluding PPP loans.

The Company’s commercial loan portfolio is highly diversified, and no industry sector represents more than 8% of the bank’s loan portfolio, net of PPP, as of September 30, 2021. Agri-business and agricultural loans represented the highest specific industry concentrations, at 8% of total loans. The Company’s Commercial Banking and Credit Administration teams continue to actively work with customers to understand their business challenges and credit needs during this time.

COVID-19 Related Loan Deferrals
Loan deferrals peaked on June 17, 2020, at $737 million, which represented 16% of the total loan portfolio. As of September 30, 2021, total deferrals attributable to COVID-19 were $22.3 million, representing three borrowers, or 0.5% of the total loan portfolio. Total deferrals as of September 30, 2021 represented a decline in deferral balances of 97.0% from peak levels in June 2020. Of the $22.3 million, two were commercial loan borrowers representing $22.3 million in loans, or 0.6% of total commercial loans, and there was one retail loan deferral with a balance less than $50,000. All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cash flows are collectable at this time.

As of September 30, 2021, of the total commercial deferrals attributed to COVID-19, $8.0 million represented a second deferral action and $14.3 million represented a third deferral action. In accordance with Section 4013 of the CARES Act, these deferrals were not considered to be troubled debt restructurings. This provision was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. The third deferral action has been classified as a watch list credit and is adequately reserved for in the allowance for credit losses as of September 30, 2021. In addition, this credit was removed from COVID-19 deferral status in October 2021.

The Company’s retail loan portfolio is comprised of 1-4 family mortgage loans, home equity lines of credit and other direct and indirect installment loans. A third-party vendor manages the Company’s retail and commercial credit card program and the Company does not have any balance sheet exposure with respect to this program except for nominal recourse on limited commercial card accounts.

The Paycheck Protection Program
During the first half of 2021, the Company funded PPP loans totaling $165.1 million for its customers through the second round of the PPP program. In addition, the Bank has continued processing forgiveness applications for PPP loans made during the first and second rounds of the PPP program. As of September 30, 2021, the Bank had $91.9 million in PPP loans outstanding, net of deferred fees, consisting of $15.5 million from PPP round one and $76.4 million from PPP round two. Most of the PPP loans are for existing customers and 55% of the number of PPP loans originated are for amounts less than $50,000. As of September 30, 2021, the SBA has approved forgiveness for $538.9 million in PPP loans originated during round one and $86.0 million in PPP loans originated during round two. During 2021, the Bank has processed $320.1 million of PPP loan forgiveness. As of September 30, 2021, the Company has submitted forgiveness applications on behalf of customers in the amount of $14.6 million for PPP round one and $5.9 million for PPP round two that are awaiting SBA approval.

	September 30, 2021
	Originated		Forgiven		Outstanding (1)
	Number	Amount	Number	Amount	Number	Amount

PPP Round 1	2,409	$570,500	2,368	$538,910	54	$15,522
PPP Round 2	1,192	165,142	822	86,009	370	76,375
Total	3,601	$735,642	3,190	$624,919	424	$91,897

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
RESULTS OF OPERATIONS
Overview
Selected income statement information for the three and nine months ended September 30, 2021 and 2020 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Income Statement Summary:
Net interest income	$45,741	$39,913	$133,081	$118,295
Provision for credit losses (1)	1,300	1,750	1,077	13,850
Noninterest income	11,114	13,115	35,011	35,061
Noninterest expense	25,967	23,125	79,361	66,293
Other Data:
Efficiency ratio (2)	45.67%	43.61%	47.21%	43.23%
Dilutive EPS	$0.94	$0.89	$2.79	$2.33
Tangible capital ratio (3)	10.92%	11.41%	10.92%	11.41%
Net charge offs (recoveries) to average loans	0.00%	0.00%	(0.05)%	0.12%
Net interest margin	3.13%	3.05%	3.11%	3.16%
Net interest margin excluding PPP loans (4)	2.95%	3.17%	2.98%	3.22%
Noninterest income to total revenue	19.55%	24.73%	20.83%	22.86%
Pretax Pre-Provision Earnings (5)	$30,888	$29,903	$88,731	$87,063

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

A reconciliation of non-GAAP measures is provided below (in thousands, except for per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Total Equity	$683,202	$636,839	$683,202	$636,839
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,176	1,176	1,176	1,176
Tangible Common Equity (A)	679,408	633,045	679,408	633,045

Total Assets	$6,222,916	$5,551,108	$6,222,916	$5,551,108
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,176	1,176	1,176	1,176
Tangible Assets (B)	6,219,122	5,547,314	6,219,122	5,547,314

Tangible Capital Ratio (A/B)	10.92%	11.41%	10.92%	11.41%

Net Interest Income	$45,741	$39,913	$133,081	$118,295
Noninterest Income	11,114	13,115	35,011	35,061
Noninterest Expense	(25,967)	(23,125)	(79,361)	(66,293)
Pretax Pre-Provision Earnings	$30,888	$29,903	$88,731	$87,063
Impact of Paycheck Protection Program on Net Interest Margin FTE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Average Earnings Assets	$5,909,834	$5,282,569	$5,825,275	$5,078,509
Less: Average Balance of PPP Loans	(142,917)	(557,290)	(296,938)	(339,149)
Total Adjusted Earning Assets	5,766,917	4,725,279	5,528,337	4,739,360

Total Interest Income FTE	$50,271	$46,589	$147,351	$145,045
Less: PPP Loan Income	(3,946)	(3,294)	(12,764)	(6,323)
Total Adjusted Interest Income FTE	46,325	43,295	134,587	138,722

Adjusted Earning Asset Yield, net of PPP Impact	3.19%	3.65%	3.25%	3.91%

Total Average Interest Bearing Liabilities	$3,737,707	$3,433,326	$3,728,339	$3,393,274
Less: Average Balance of PPP Loans	(142,917)	(557,290)	(296,938)	(339,149)
Total Adjusted Interest Bearing Liabilities	3,594,790	2,876,036	3,431,401	3,054,125

Total Interest Expense FTE	$3,554	$6,066	$11,816	$24,954
Less: PPP Cost of Funds	(90)	(350)	(555)	(630)
Total Adjusted Interest Expense FTE	3,464	5,716	11,261	24,324

Adjusted Cost of Funds, net of PPP Impact	0.24%	0.48%	0.27%	0.69%

Net Interest Margin FTE, net of PPP Impact	2.95%	3.17%	2.98%	3.22%

Net Income

Net income was $71.5 million in the first nine months of 2021, an increase of $11.7 million, or 19.6%, versus net income of $59.7 million in the first nine months of 2020. The increase in net income for 2021 was primarily due to growth in net interest income of $14.8 million, or 12.5%, and a decrease in provision expense of $12.8 million, offset by an increase in noninterest expense of $13.1 million. The elevated provision in the first nine months of 2020 was driven by potential negative impacts on the Company's borrowers from the economic conditions resulting from the COVID-19 pandemic, which was calculated using the incurred loss model.
Net income was $24.1 million for the three months ended September 30, 2021, an increase of $1.3 million, or 5.9%, versus net income of $22.8 million for the three months ended September 30, 2020. The increase was primarily due to the Company recording a provision for credit losses of $1.3 million for the third quarter of 2021, a decrease of $450,000 compared to provision expense of $1.8 million for the third quarter of 2020. The higher provision in the third quarter of 2020 was driven by potential negative impacts on the Company’s borrowers from the economic conditions resulting from the COVID-19 pandemic, which was calculated using the incurred loss model. In addition, net income for the three months ended September 30, 2021 was positively impacted by a $5.8 million, or 14.6%, increase in net interest income. This increase was offset by a $2.0 million, or 15.3%, decrease in noninterest income and a $2.8 million, or 12.3%, increase in noninterest expense.
We anticipate that our net income for future fiscal periods will continue to be impacted as a result of the economic developments resulting from the COVID-19 pandemic. During the first nine months of 2021, provision expense declined relative to the first half provision expense of 2020. This decline was a result of improving economy, the declining balances of COVID-19 loan deferrals and a one-time recovery of $1.7 million in the second quarter of 2021. However, the economic impact of the pandemic continues to evolve and, as a result, we continue to monitor the impact to customers very closely. In particular, disruption to the labor market and supply chains have had, and may continue to have, a negative impact on our customers growth plans, with a corresponding effect on loan demand.
Net interest income, excluding the impacts of PPP loans, in 2021 has been negatively impacted by net interest margin compression that has resulted from excess liquidity and a shift in the mix of earning assets from loans to investment securities and short-term investments. During 2021, PPP loan forgiveness and continued deposit growth has contributed to the increased liquidity on the balance sheet. The combined impact of the low interest rate environment that resulted from the Federal Reserve Bank’s reductions to the target Federal Funds Rate in the first quarter of 2020, together with the Corporation’s asset sensitive balance sheet, has caused a reduction in net interest margin, excluding PPP loans, in the third quarter of 2021 when compared to the third quarter of 2020. Loan and investment security yields have been negatively impacted by the decline in interest rates. In addition, the increase in short-term investments and investment securities has contributed to the decline in earning asset yields in 2021. Correspondingly, deposit rates have also declined but have not fully offset the earning asset compression. Net interest margin will continue to be impacted from the PPP loan program and the low fixed rate of 1.0% on these loans. Borrowers that meet the loan forgiveness requirements outlined in the SBA program will result in loan balance paydowns for the Bank and an acceleration in unamortized PPP net loan fee income accretion through the income statement, as a component of loan yields. The timing and impact to net interest margin will be contingent on how quickly the PPP loans are submitted for forgiveness by borrowers and approved for forgiveness by the SBA. In addition, loans could be repaid by borrowers in lieu of forgiveness over the course of the next few years. PPP loan income, including both interest and fees, was $12.8 million and $3.9 million for the nine months and three months ended September 30, 2021, respectively. PPP loan income, including both interest and fees, was $6.3 million and $3.3 million for the nine months and three months ended September 30, 2020, respectively.

Net Interest Income
The following table sets forth consolidated information regarding average balances and rates:

	Nine Months Ended September 30,
	2021			2020
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,455,488	$128,828	3.87%	$4,339,274	$130,759	4.03%
Tax exempt (1)	13,403	410	4.09	20,248	681	4.49
Investments:
Available-for-sale (1)	977,955	17,765	2.43	625,887	13,313	2.84
Short-term investments	2,273	2	0.12	32,671	67	0.27
Interest bearing deposits	376,156	346	0.12	60,429	225	0.50
Total earning assets	$5,825,275	$147,351	3.38%	$5,078,509	$145,045	3.82%
Less: Allowance for credit losses (4)	(71,783)			(57,111)
Nonearning Assets
Cash and due from banks	69,066			60,695
Premises and equipment	59,652			60,676
Other nonearning assets	189,472			172,187
Total assets	$6,071,682			$5,314,956

Interest Bearing Liabilities
Savings deposits	$353,058	$204	0.08%	$260,668	$162	0.08%
Interest bearing checking accounts	2,334,480	4,905	0.28	1,796,270	7,683	0.57
Time deposits:
In denominations under $100,000	223,486	1,650	0.99	268,485	3,569	1.78
In denominations over $100,000	741,815	4,828	0.87	969,362	12,910	1.78
Miscellaneous short-term borrowings	500	7	1.87	40,460	458	1.51
Long-term borrowings and subordinated debentures	75,000	222	0.40%	58,029	172	0.40
Total interest bearing liabilities	$3,728,339	$11,816	0.42%	$3,393,274	$24,954	0.98%

Noninterest Bearing Liabilities
Demand deposits	1,627,522			1,252,112
Other liabilities	47,169			53,660
Stockholders' Equity	668,652			615,910
Total liabilities and stockholders' equity	$6,071,682			$5,314,956

Interest Margin Recap
Interest income/average earning assets		147,351	3.38%		145,045	3.82%
Interest expense/average earning assets		11,816	0.27%		24,954	0.66%
Net interest income and margin		$135,535	3.11%		$120,091	3.16%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $2.5 million and $1.8 million in the nine-month periods ended September 30, 2021 and 2020, respectively.
(2)Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $10.5 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)Nonaccrual loans are included in the average balance of taxable loans.
(4)Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,339,792	$43,025	3.93%	$4,541,608	$42,056	3.68%
Tax exempt (1)	14,312	150	4.16	15,204	130	3.40
Investments:
Available-for-sale (1)	1,201,657	6,971	2.30	637,523	4,359	2.72
Short-term investments	2,304	0	0.00	8,865	3	0.13
Interest bearing deposits	351,769	125	0.14	79,369	41	0.21
Total earning assets	$5,909,834	$50,271	3.37%	$5,282,569	$46,589	3.51%
Less: Allowance for credit losses (4)	(72,157)			(59,519)
Nonearning Assets
Cash and due from banks	67,715			61,656
Premises and equipment	59,824			60,554
Other nonearning assets	188,118			175,601
Total assets	$6,153,334			$5,520,861

Interest Bearing Liabilities
Savings deposits	$369,191	$71	0.08%	$282,456	$53	0.07%
Interest bearing checking accounts	2,390,462	1,712	0.28	1,827,061	1,405	0.31
Time deposits:
In denominations under $100,000	211,911	457	0.86	254,315	982	1.54
In denominations over $100,000	691,143	1,239	0.71	972,436	3,501	1.43
Miscellaneous short-term borrowings	0	0	0.00	22,058	51	0.92
Long-term borrowings and subordinated debentures	75,000	75	0.40	75,000	74	0.39
Total interest bearing liabilities	$3,737,707	$3,554	0.38%	$3,433,326	$6,066	0.70%
Noninterest Bearing Liabilities
Demand deposits	1,681,565			1,401,403
Other liabilities	45,810			55,154
Stockholders' Equity	688,252			630,978
Total liabilities and stockholders' equity	$6,153,334			$5,520,861
Interest Margin Recap
Interest income/average earning assets		50,271	3.37		46,589	3.51
Interest expense/average earning assets		3,554	0.24		6,066	0.46
Net interest income and margin		$46,717	3.13%		$40,523	3.05%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $976,000 and $610,000 in the three-month periods ended September 30, 2021 and September 30, 2020, respectively.
(2)Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $3.6 million and $1.9 million for the three months ended September 30, 2021 and September 30, 2020, respectively. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)Nonaccrual loans are included in the average balance of taxable loans.
(4)Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.

Net interest income increased $14.8 million, or 12.5%, for the nine months ended September 30, 2021 to $133.1 million compared with $118.3 million for the first nine months of 2020. The increase in net interest income was largely driven by an increase in average earning assets of $746.8 million, due primarily to growth in investment securities of $352.1 million, growth in interest bearing deposits of $315.7 million and loan growth of $109.4 million. Average loans outstanding increased to $4.469 billion during the nine months ended September 30, 2021 compared to $4.360 billion during the the same period of 2020, with most of the growth being in fixed rate commercial loans. The average balance of PPP loans was $296.9 million for the first nine months of 2021 compared to $339.1 million for the first nine months of 2020. The earning asset growth was funded through an increase of deposits. Average deposits increased $733.5 million to $5.280 billion during the nine months ended September 30, 2021, compared to $4.547 billion for the same period of 2020. PPP loan proceeds to borrowers, additional economic impact payments to consumers, and stimulus payments to municipalities impacted the increase in deposits and core deposits during the first nine months of 2021, as these funds were deposited into customer checking and savings accounts at the Bank.
The tax equivalent net interest margin was 3.11% for the nine months ended September 30, 2021 compared to 3.16% during the first nine months of 2020. The yield on earning assets totaled 3.38% during the nine months ended September 30, 2021 compared to 3.82% in the same period of 2020. Cost of funds (expressed as a percentage of average earning assets) totaled 0.27% during the first nine months of 2021 compared to 0.66% in the same period of 2020. The lower margin was due to lower yields on loans and securities, partially offset by a lower cost of funds. The decline in net interest margin resulted from the Federal Reserve Bank decreases in the target Federal Funds Rate by 150 basis points during the first quarter of 2020, which brought the Federal Funds Rate back to the zero-bound range of 0.00% to 0.25% and excess liquidity on the Company's balance sheet. The earning asset mix has changed during 2021 to reflect increased investment securities and interest bearing deposits, which are lower yielding assets. The Bank deployed excess liquidity of $600 million to the investment security portfolio and to interest bearing deposits as a result of lower loan growth. Additionally, the Company's net interest margin was positively impacted by 13 basis points during the first nine months of 2021 due to interest income and fees earned on PPP loans. Net interest margin excluding PPP loans was 2.98% for the nine months ended September 30, 2021.
Net interest income increased by $5.8 million, or 14.6%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increased level of net interest income during the third quarter of 2021 was largely driven by an increase in average earning assets of $627.3 million, due primarily to growth in available-for-sale securities of $564.1 million and increases in interest bearing deposits of $272.4 million. The Company deployed $600 million in excess liquidity to its investment security portfolio since late 2020 in response to the surge in deposits that begin in 2020 and has continued into 2021. This earning asset growth was funded through an increase in deposits. Average deposits increased $606.6 million to $5.344 billion for the third quarter of 2021, compared to $4.738 billion for the comparable period of 2020. During this same period, average core deposits increased $803.4 million. The Company defines "core deposits" as total deposits (including all deposits by municipalities and other government agencies), excluding brokered deposits. Short-term borrowings have decreased by $22.1 million during these comparable periods.
The Company’s net interest margin increased 8 basis points to 3.13% for the third quarter of 2021 compared to 3.05% for the third quarter of 2020. The higher margin in the third quarter of 2021 as compared to the prior year period was due to higher yields on loans due to PPP interest income and fee accretion as well as lower costs of funds. As a result of the excess liquidity on the company's balance sheet, the mix of earning assets included lower earning assets consisting of balances at the Federal Reserve Bank and the investment securities portfolio. In addition, third quarter loan yields were impacted by the lower yield on the PPP loan portfolio, offset by fees earned as a result of PPP loan forgiveness.
The Company’s net interest margin excluding PPP related net interest income was 18 basis points lower at 2.95% for the third quarter of 2021 compared to actual net interest margin of 3.13%, and reflects a 22 basis point decline from net interest margin excluding PPP loans of 3.17% in the third quarter of 2020. Cost of funds decreased to a historical low of 0.24% for the three-month period ended September 30, 2021.

Provision for Credit Losses
The Company recorded a provision for credit losses expense of $1.3 million for the three months ended September 30, 2021 compared to a provision expense of $1.8 million during the comparable period of 2020, a decrease of $450,000. Net recoveries were $35,000 during the three month period ended September 30, 2021 compared to net charge offs of $22,000 during the comparable period of 2020. The Company recorded a provision for credit losses expense of $1.1 million for the nine months ended September 30, 2021 compared to a provision expense of $13.9 million during the comparable period of 2020. The primary factor impacting the provision expense in 2020 was the potential negative impact to the Company's borrowers as a result of the economic conditions resulting from the COVID-19 pandemic. Net recoveries were $1.5 million during the nine month period ended September 30, 2021 compared to net charge offs of $3.8 million during the comparable period of 2020. The Company adopted the CECL standard (ASU 2016-13) during the first quarter of 2021, effective January 1, 2021. Prior to this, provision expense was recorded under the incurred loss methodology. The day one impact of the adoption was an increase in the allowance for credit losses of $9.1 million, with an offset, net of taxes, to beginning stockholders’ equity.
The Company has granted COVID-19 loan deferrals to customers, which peaked on June 17, 2020 at $737 million, or 16%, of the total loan portfolio. As of September 30, 2021, COVID-19 loan deferrals have declined to $22.3 million, representing three borrowers, or 0.5% of the total loan portfolio. Two were commercial loan borrowers and there was one retail borrower with COVID-19 deferrals. In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due at December 31, 2019 were not considered troubled debt restructurings as of September 30, 2021 and December 31, 2020. This provision was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. Management continues to monitor these deferrals and has considered these credits in the September 30, 2021 and December 31, 2020 allowance for credit losses balance. The recent credit cycle has not been as negative as originally expected in the prior year, and management is comfortable with the current levels of the Company's reserve.
The provision expense in the third quarter of 2021 was driven primarily by the downgrading of two commercial loan borrowers to nonaccrual status. The balance of these loans totaled $21.2 million as of September 30, 2021. The first credit relationship of $12.0 million was downgraded due to the severe impact on the business caused by the economic conditions resulting from the COVID-19 pandemic. The borrower is a retailer of party and special event supplies. During the third quarter of 2021, the borrower’s challenges significantly worsened. As a result, loans to the borrower were downgraded and placed on nonaccrual status. Loans to this borrower are secured by a blanket lien on all assets, including buildings, inventory, accounts receivable and equipment. In addition, the exposure is supported by a partial personal guarantee. The second downgrade relates to a shared national credit participation of $9.2 million to a commercial borrower that operates grain elevators and handles feed processing and merchandising of agriculture products. Loans to this borrower are secured by a blanket lien on all assets, including buildings, inventory, accounts receivable and equipment. These downgrades resulted in an increase to the specific credit loss allocations for each credit as they are now individually analyzed credits. The loans to both borrowers are current on interest and principal payments through September 2021. The Bank believes that the allocations are adequate to cover any potential losses. Each of these downgrades resulted from a unique business challenge and management does not believe these downgrades are systemic as it relates to the Bank's broader loan portfolio.
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

Noninterest Income
Noninterest income categories for the nine-month and three-month periods ended September 30, 2021 and 2020 are shown in the following table:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Wealth advisory fees	$6,433	$5,594	$839	15.0%
Investment brokerage fees	1,560	1,148	412	35.9%
Service charges on deposit accounts	7,768	7,452	316	4.2%
Loan and service fees	8,823	7,470	1,353	18.1%
Merchant card fee income	2,226	1,933	293	15.2%
Bank owned life insurance income	2,101	1,476	625	42.3%
Interest rate swap fee income	934	4,105	(3,171)	(77.2)%
Mortgage banking income	1,756	2,945	(1,189)	(40.4)%
Net securities gains	797	363	434	119.6%
Other income	2,613	2,575	38	1.5%
Total noninterest income	$35,011	$35,061	$(50)	(0.1)%
Noninterest income to total revenue	20.83%	22.86%

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Wealth advisory fees	$2,177	$1,930	$247	12.8%
Investment brokerage fees	521	421	100	23.8%
Service charges on deposit accounts	2,756	2,491	265	10.6%
Loan and service fees	3,005	2,637	368	14.0%
Merchant card fee income	838	670	168	25.1%
Bank owned life insurance income	640	932	(292)	(31.3)%
Interest rate swap fee income	180	2,143	(1,963)	(91.6)%
Mortgage banking income (loss)	(32)	1,005	(1,037)	(103.2)%
Net securities gains	0	314	(314)	(100.0)%
Other income	1,029	572	457	79.9%
Total noninterest income	$11,114	$13,115	$(2,001)	(15.3)%
Noninterest income to total revenue	19.55%	24.73%
The Company's noninterest income decreased $50,000, or 0.1%, to $35.0 million for the nine months ended September 30, 2021 compared to $35.1 million in the prior year period. Noninterest income was positively impacted by a $1.4 million increase, or 18.1%, in loan and service fees, a $1.3 million increase, or 18.6%, in wealth management and investment brokerage fees over the corresponding prior period. Noninterest income was also positively impacted by a $625,000 increase in bank owned life insurance income and an increase in net securities gains of $434,000 due to repositioning of the available-for-sale securities portfolio in response to the steepening yield curve during the first quarter of 2021. Noninterest income was negatively impacted by a $3.2 million decrease, or 77.2%, in interest rate swap fee income, and a $1.2 million decrease, or 40.4%, in mortgage banking income. Interest rate swaps have seen a decrease in customer demand during the first three quarters of 2021 compared to the record year in 2020. Additionally, mortgage banking income has been negatively impacted by the valuation of mortgage servicing rights due to increased amortization expense in the current rate environment. The increased prepayment speeds have resulted in increased mortgage servicing asset amortization expense of $900,000 for the nine months ended September 30, 2021.

The Company’s noninterest income decreased $2.0 million, or 15.3%, to $11.1 million for the third quarter of 2021, compared to $13.1 million for the third quarter of 2020. Noninterest income was positively impacted by elevated loan and service fees which increased by $368,000, or 14.0%, for these comparable periods due to increased debit card interchange fees. In addition, wealth and investment brokerage fees which increased by $347,000, or 14.8%, and service charges on deposit accounts were up $265,000, or 10.6%. Offsetting these increases were decreases of $2.0 million, or 91.6%, in interest rate swap fee income and $1.0 million, or 103.2%, in mortgage banking income. Both interest rate swap arrangements and mortgage banking have seen a decrease in demand during the third quarter of 2021 compared to the third quarter of 2020, and the carrying value of mortgage service rights has been impacted by increased prepayment speeds due to the current rate environment and appreciating single-home values. The increased prepayment speeds have resulted in increased mortgage servicing asset amortization expense of $650,000 during the third quarter of 2021 which offset mortgage banking income earned during the period.
Future noninterest income may continue to be impacted due to the effects of the COVID-19 pandemic, and the scope of any future governmental policy responses. For example, increased economic activity may result in higher merchant card fee income and higher interchange revenue that is reported in services charges on deposits accounts and loan and service fees. Conversely, increased infection rates due to COVID-19, and any governmental responses thereto, could reduce economic activity and thereby reduce these activity-driven fees.
Noninterest Expense
Noninterest expense categories for the nine-month and three-month periods ended September 30, 2021 and 2020 are shown in the following tables:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Salaries and employee benefits	$44,377	$35,696	$8,681	24.3%
Net occupancy expense	4,343	4,336	7	0.2%
Equipment costs	4,134	4,216	(82)	(1.9)%
Data processing fees and supplies	9,692	8,736	956	10.9%
Corporate and business development	3,208	2,324	884	38.0%
FDIC insurance and other regulatory fees	1,707	1,224	483	39.5%
Professional fees	5,058	3,506	1,552	44.3%
Other expense	6,842	6,255	587	9.4%
Total noninterest expense	$79,361	$66,293	$13,068	19.7%
Efficiency ratio	47.21%	43.23%

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Salaries and employee benefits	$14,230	$12,706	$1,524	12.0%
Net occupancy expense	1,413	1,404	9	0.6%
Equipment costs	1,371	1,369	2	0.1%
Data processing fees and supplies	3,169	3,025	144	4.8%
Corporate and business development	1,000	586	414	70.6%
FDIC insurance and other regulatory fees	748	554	194	35.0%
Professional fees	1,342	1,306	36	2.8%
Other expense	2,694	2,175	519	23.9%
Total noninterest expense	$25,967	$23,125	$2,842	12.3%
Efficiency ratio	45.67%	43.61%

The Company’s noninterest expense increased by $13.1 million, or 19.7%, to $79.4 million in the first nine months of 2021 compared to $66.3 million in the corresponding prior year period. The increase was driven by salaries and employee benefits which increased $8.7 million, or 24.3%, primarily due to higher performance-based incentive compensation expense and health insurance costs. Professional fees increased $1.6 million, or 44.3%, driven by expenses related to the Company's implementation of Lake City Bank Digital, an innovative digital banking platform, in the first quarter of 2021, as well as an increase in legal and regulatory expense. Data processing expenses associated with the PPP digital solution totaled $578,000 during the first nine months of 2021. In addition, the Company made a $500,000 contribution to its foundation in the first quarter of 2021 which is included in corporate and business development expense.
The Company’s noninterest expense increased $2.8 million, or 12.3%, to $26.0 million in the third quarter of 2021, compared to $23.1 million in the third quarter of 2020. Salaries and employee benefits increased $1.5 million, or 12.0%, driven by higher performance-based incentive compensation expense and higher employee health insurance expense. Corporate and business development expenses increased $414,000, or 70.6%, due to the timing of planned advertising campaigns and increased business development costs, as in-person meetings with clients and prospects have resumed. FDIC insurance and other regulatory fees increased $194,000, or 35.0%, driven by the company's rapid balance sheet growth year-over-year.
The Company's efficiency ratio was 47.21% for the nine months ended September 30, 2021 compared to 43.23% in the prior period. The Company’s efficiency ratio was 45.67% for the third quarter of 2021, compared to 43.61% for the third quarter of 2020.
As previously disclosed, in the third quarter of 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which are pending in the United States Bankruptcy Court for the Western District of Michigan. On April 27, 2021, the bankruptcy court entered an order approving an amended plan of liquidation, which was filed by the former client, other debtors and bankruptcy plan proponents, and approving the consolidation of the assets in the aforementioned cases under the Khan IOI Consolidated Estate Trust. On August 9, 2021, the liquidating trustee for the bankruptcy estates filed a complaint against the Bank, and has agreed to stay prosecution of the action through December 31, 2021. The action is focused on a series of business transactions among the client, related entities, and the Bank, which the liquidating trustee alleges are voidable under applicable federal bankruptcy and state law. The complaint also addresses treatment of the Bank’s claims filed in the bankruptcy cases. Based on current information, we have determined that a loss is neither probable nor estimable at this time, and the Bank intends to vigorously defend itself against all allegations asserted in the compliant.

Future noninterest expense may continue to be impacted due to the COVID-19 pandemic. For example, continued economic reopening and growth may impact balance sheet growth and resulting revenue growth which could increase the amount the Company pays in incentive-based compensation. In addition, prolonged supply chain disruptions and increased infection rates due to COVID-19 could halt the economic recovery and result in elevated provision expense which may reduce net income and diluted earnings per share, another key performance metric that impacts the incentive-based compensation targets.
The Company’s income tax expense increased $2.7 million and $92,000, respectively, in the nine-month and three-month periods ended September 30, 2021 compared to the same periods in 2020. The effective tax rate was 18.5% in the nine-month and three-month periods ended September 30, 2021, compared to 18.4% and 19.1%, respectively, for the comparable periods of 2020. The quarter-to-date effective tax rate for 2021 decreased as compared to the prior year period primarily due a higher percentage of income being derived from tax-advantaged sources.
FINANCIAL CONDITION
Overview
Total assets of the Company were $6.223 billion as of September 30, 2021, an increase of $392.5 million, or 6.7%, when compared to $5.830 billion as of December 31, 2020. This increase was primarily due to a $307.3 million increase in cash and cash equivalents and a $504.9 million increase in securities available-for-sale, offset by a decrease in gross loans of $409.7 million, or 8.8%. The outstanding balance of Paycheck Protection Program (PPP) loans at September 30, 2021, was $91.9 million versus $412.0 million at December 31, 2020. Loans excluding PPP loans decreased by $89.6 million, or 2.1%, from $4.237 billion at December 31, 2020 to $4.148 billion at September 30, 2021. Total deposits increased $377.8 million, or 7.5%, while total borrowings decreased by $10.5 million, or 12.3%. The increase in deposits was primarily driven by growth in core deposits of $381.8 million, or 7.6%, offset by a decrease in wholesale funding of $4.0 million. Core deposits were $5.404 billion as of September 30, 2021 compared to $5.022 billion as of December 31, 2020. Additionally, commercial deposits increased by $203.3 million, or 10.5%, to $2.144 billion at September 30, 2021 compared to $1.940 billion at December 31, 2020. The increase in commercial and retail core deposits has resulted from proceeds from the PPP loan program, federal stimulus payments made to individuals, customer liquidity events and an increase in the savings rate during the pandemic.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents increased by $307.3 million, or 123.0% to $557.2 million at September 30, 2021, from $249.9 million at December 31, 2020. Cash and cash equivalents at September 30, 2021 reflect repayments on loans as well as cash inflows from federal stimulus programs and an overall increase in the savings rate during the pandemic and include short-term investments. Short-term investments include cash on deposit that earns interest such as excess liquidity maintained at the Federal Reserve Bank. Cash and cash equivalents balances will vary depending on the cyclical nature of the bank’s liquidity position.
Investment Portfolio
The amortized cost and the fair value of securities as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S Treasury securities	$900	$900	$0	$0
U.S government sponsored agencies	118,681	116,461	36,492	36,487
Mortgage-backed securities: residential	430,388	431,833	270,231	279,503
Mortgage-backed securities: commercial	23,699	24,182	35,877	36,881
State and municipal securities	650,561	666,339	355,306	381,974
Total	$1,224,229	$1,239,715	$697,906	$734,845
At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the investment portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
Purchases of securities available-for-sale totaled $640.4 million in the first nine months of 2021. The purchases consisted of mortgage-backed securities issued by government sponsored entities and state and municipal securities. The investment security purchases reflect the deployment of excess liquidity to the investment portfolio. The Company deployed $100 million in December 2020, $100 million during the first quarter of 2021 and an additional $400 million during the second quarter of 2021. The deployment was due to the surge in deposits balances that began in 2020 and has continued into 2021. Paydowns from prepayments and scheduled payments of $97.5 million were received in the first nine months of 2021, and the amortization of premiums, net of the accretion of discounts, was $3.5 million. Maturities and calls of securities totaled $4.9 million in the first nine months of 2021. Proceeds from sales of securities totaled $14.0 million in the first nine months of 2021. No allowance for credit losses was recognized in the first nine months of 2021.
Purchases of securities available-for-sale totaled $89.9 million in the first nine months of 2020. The purchases consisted primarily of state and municipal securities and purchases of mortgage-backed securities issued by government sponsored entities. Paydowns from prepayments and scheduled payments of $63.0 million were received in the first nine months of 2020, and the amortization of premiums, net of the accretion of discounts, was $3.0 million. Maturities and calls of securities totaled $6.3 million in the first nine months of 2020. Proceeds from sales of securities totaled $6.4 million in the first nine months of 2020. No other-than-temporary impairment was recognized in the first nine months of 2020.

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
Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale decreased by $3.2 million, or 29.0%, to $8.0 million at September 30, 2021, from $11.2 million at December 31, 2020. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $98.7 million in the first nine months of 2021 compared to $90.6 million in the first nine months of 2020. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $374.0 million and $351.0 million as of September 30, 2021 and December 31, 2020, respectively.
Loan Portfolio
The loan portfolio by portfolio segment as of September 30, 2021 and December 31, 2020 is summarized as follows:

(dollars in thousands)	September 30, 2021		December 31, 2020		Current Period Change
Commercial and industrial loans	$1,441,784	34.0%	$1,791,378	38.5%	$(349,594)
Commercial real estate and multi-family residential loans	1,954,554	46.0	1,895,014	40.7	59,540
Agri-business and agricultural loans	324,080	7.6	429,644	9.2	(105,564)
Other commercial loans	83,595	2.0	94,013	2.0	(10,418)
Consumer 1-4 family mortgage loans	348,172	8.2	343,518	7.4	4,654
Other consumer loans	92,169	2.2	103,616	2.2	(11,447)
Subtotal, gross loans	4,244,354	100.0%	4,657,183	100.0%	(412,829)
Less: Allowance for credit losses (1)	(73,048)		(61,408)		(11,640)
Net deferred loan fees	(4,901)		(8,027)		3,126
Loans, net	$4,166,405		$4,587,748		$(421,343)

(1)Beginning January 1, 2021 calculation is based on the current expected credit loss methodology. Prior to January 1, 2021 calculation was based on the incurred loss methodology.
Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, decreased by $412.8 million to $4.244 billion at September 30, 2021 from $4.657 billion at December 31, 2020. The decrease was primarily driven by the forgiveness of PPP loans and was also concentrated in the commercial and industrial and agribusiness categories and was driven by seasonal paydowns in these loan segments. We anticipate that the portion of our loan portfolio attributable to PPP loans will continue to decline in future quarters, as borrowers avail themselves of loan forgiveness opportunities under the PPP. Total loans excluding PPP loans decreased by $89.6 million, as of September 30, 2021 as compared to December 31, 2020. The balance of net deferred loans fees attributable to PPP loans was $2.7 million as of September 30, 2021. PPP round one and round two unamortized loan fees, net of deferred costs, were $0.1 and $2.6 million, respectively, as of September 30, 2021. Since the start of the pandemic, loan line utilization declined from 48% as of March 31, 2020 to 41% as of September 30, 2021, thereby decreasing loans outsanding.

The following table summarizes the Company’s non-performing assets as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans including nonaccrual troubled debt restructured loans	$30,978	$11,986
Loans past due over 90 days and still accruing	18	116
Total nonperforming loans	30,996	12,102
Other real estate owned	316	316
Repossessions	20	6
Total nonperforming assets	$31,332	$12,424

Individually analyzed loans including troubled debt restructurings	$41,148	$20,177

Nonperforming loans to total loans	0.73%	0.26%
Nonperforming assets to total assets	0.50%	0.21%

Performing troubled debt restructured loans	$4,973	$5,237
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	6,093	6,476
Total troubled debt restructured loans	$11,066	$11,713
Total nonperforming assets increased by $18.9 million, or 152.2%, to $31.3 million during the nine month period ended September 30, 2021. The ratio of nonperforming assets to total assets at September 30, 2021 increased from 0.21% at December 31, 2020 to 0.50% at September 30, 2021.
The increase in nonperforming assets was driven primarily by the downgrading of two commercial loan relationships to nonaccrual status during the third quarter of 2021, which totaled $21.2 million. The first credit relationship of $12.0 million was downgraded due to the severe impact on the business caused by the economic conditions resulting from the COVID-19 pandemic. The borrower is a retailer of party and special event supplies. During the third quarter of 2021, the borrower’s challenges significantly worsened. As a result, loans to the borrower were downgraded and placed on nonaccrual status. Loans to this borrower are secured by a blanket lien on all assets, including buildings, inventory, accounts receivable and equipment. In addition, the exposure is supported by a partial personal guarantee. The second downgrade relates to a shared national credit participation of $9.2 million to a commercial borrower that operates grain elevators and handles feed processing and merchandising of agriculture products. Loans to this borrower are secured by a blanket lien on all assets, including buildings, inventory, accounts receivable and equipment. These downgrades resulted in an increase to the specific credit loss allocations for each credit as they are now individually analyzed credits. The loans to both borrowers are current on interest and principal payments through September 2021. The Bank believes that the allocations are adequate to cover any potential losses. Each of these downgrades resulted from a unique business challenge and management does not believe these downgrades are systemic as it relates to the Bank's broader loan portfolio.

A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or troubled debt restructured status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans increased by $21.0 million to $41.1 million at September 30, 2021 from $20.2 million at December 31, 2020. The increase was primarily driven by the downgrading of two commercial loan relationships, discussed above.
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
At September 30, 2021, the allowance for credit losses was 1.72% of total loans outstanding, versus 1.32% of total loans outstanding at December 31, 2020, which was calculated under the incurred loss methodology prior to January 1, 2021. The allowance for credit losses as a percentage of total loans outstanding, excluding PPP loans of $91.9 million, as of September 30, 2021, was 1.76%. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for credit losses calculation. The allowance for credit losses at September 30, 2021 included a $9.1 million, day one impact from the adoption of CECL at January 1, 2021. At September 30, 2021, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions fail to recover or deteriorate due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
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
As of September 30, 2021, based on management’s review of the loan portfolio, the Company had 88 credit relationships totaling $257.8 million on the classified loan list versus 96 credit relationships totaling $286.1 million on December 31, 2020. The decrease in classified loans for the first nine months of 2021 resulted primarily from paydowns as well as upgrades to previously classified loans on the non-individually analyzed portion of the watchlist. As of September 30, 2021, the Company had $185.6 million of assets classified as Special Mention, $72.2 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $251.9 million, $34.2 million, $0 and $0, respectively, at December 31, 2020.
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

The allowance for credit losses increased 19.0%, or $11.6 million, from $61.4 million at December 31, 2020 to $73.0 million at September 30, 2021. The increase included a $9.1 million adjustment on January 1, 2021 related to the day one CECL adoption. Most of the Company’s recent loan growth has been concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining credit loss allocations.
Prior to the pandemic, economic conditions in the Company’s markets were stable. During the past 18 months some industries have performed well during the pandemic, while others have not. The Company is monitoring industries and borrowers impacted by the pandemic as discussed. Watch list loans were $27.6 million lower at $258.5 million as of September 30, 2021 compared to $286.1 million at December 31, 2020. Watch list loans represent 6.10% of total loans at September 30, 2021 compared to 6.15% at December 31, 2020. Watch list loans excluding PPP loans, were 6.23% of total loans at

September 30, 2021 compared to 6.75% at December 31, 2020. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for credit losses calculation. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative position in loan work-out situations.
As of September 30, 2021, total deferrals attributed to COVID-19 were $22.3 million, representing two commercial loan borrowers and a consumer loan. This represented 0.5% of the total loan portfolio and 0.6% of commercial loans.
A summary of loan deferrals attributed to COVID-19, by loan segment, as of September 30, 2021 is as follows:

(dollars in thousands)	Borrowers		Balance
CRE - Nonowner Occupied	1	33.4%	$14,347	64.3%
CRE - Owner Occupied	1	33.3	7,954	35.6
Installment - other consumer	1	33.3	12	0.1
Total	3	100.0%	$22,313	100.0%

As of September 30, 2021, one borrower with loans outstanding of $8.0 million was in their second deferral period. Additionally, one borrower with aggregate loans outstanding of $14.3 million was in their third deferral period. This borrower was removed from the deferral listing in October 2021. All COVID-19 related loan deferrals remain on accrual status, as each deferral is evaluated individually, and management has determined that all contractual cash flows are collectable at this time.
Sources of Funds
The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the nine months ended September 30, 2021 and 2020 are summarized in the following table:

	Nine months ended September 30,
	2021		2020
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,627,522	0.00%	$1,252,112	0.00%
Savings and transaction accounts:
Savings deposits	353,058	0.08	260,668	0.08
Interest bearing demand deposits	2,334,480	0.28	1,796,270	0.57
Time deposits:
Deposits of $100,000 or more	741,815	0.87	969,362	1.78
Other time deposits	223,486	0.99	268,485	1.78
Total deposits	$5,280,361	0.29%	$4,546,897	0.71%
FHLB advances and other borrowings	75,500	0.41	98,489	0.85
Total funding sources	$5,355,861	0.29%	$4,645,386	0.72%
    Deposits and Borrowings
As of September 30, 2021, total deposits increased by $377.8 million, or 7.5%, from December 31, 2020. Core deposits increased by $381.8 million to $5.404 billion as of September 30, 2021 from $5.022 billion as of December 31, 2020. Total brokered deposits were $11.0 million at September 30, 2021 compared to $15.0 million at December 31, 2020 reflecting a $4.0 million decrease during the first nine months of 2021. PPP loan proceeds to borrowers and government stimulus to consumers impacted the increase in deposits during 2021 as loan proceeds and stimulus payments were deposited into customer checking and savings accounts at the Bank.
Since December 31, 2020, the change in core deposits was comprised of increases in commercial deposits of $203.3 million, retail deposits of $51.4 million and public funds deposits of $127.1 million. Total public funds deposits, including public funds transaction accounts, were $1.290 billion at September 30, 2021 and $1.162 billion at December 31, 2020.

The following table summarizes deposit composition at September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020	Current Period Change
Retail	$1,970,447	$1,919,040	$51,407
Commercial	2,143,576	1,940,306	203,270
Public funds	1,289,603	1,162,457	127,146
Core deposits	$5,403,626	$5,021,803	$381,823
Brokered deposits	11,012	15,002	(3,990)
Total deposits	$5,414,638	$5,036,805	$377,833
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
Capital
As of September 30, 2021, total stockholders’ equity was $683.2 million, an increase of $26.0 million, or 4.0%, from $657.2 million at December 31, 2020. Net income of $71.5 million increased equity. Offsetting the increase to stockholders’ equity was dividends declared and paid in the amount of $26.0 million, a decrease of $16.8 million in accumulated other comprehensive income, which was primarily driven by a net decrease in the fair value of available-for-sale securities, and the day one CECL adjustment, net of taxes, of $7.0 million.
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of September 30, 2021, the Company's capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of September 30, 2021 and December 31, 2020, are presented in the table below. Capital ratios for September 30, 2021 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Total Capital (to Risk Weighted Assets)
Consolidated	$726,278	15.44%	$376,342	8.00%	$493,949	N/A	N/A	N/A
Bank	$708,540	15.10%	$375,365	8.00%	$492,667	10.50%	$469,207	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$667,210	14.18%	$282,257	6.00%	$399,864	N/A	N/A	N/A
Bank	$649,622	13.85%	$281,524	6.00%	$398,826	8.50%	$375,365	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$667,210	14.18%	$211,693	4.50%	$329,300	N/A	N/A	N/A
Bank	$649,622	13.85%	$211,143	4.50%	$328,445	7.00%	$304,984	6.50%
Tier I Capital (to Average Assets)
Consolidated	$667,210	10.91%	$244,665	4.00%	$244,665	N/A	N/A	N/A
Bank	$649,622	10.65%	$244,063	4.00%	$244,063	4.00%	$305,079	5.00%

As of December 31, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$682,778	14.65%	$372,921	8.00%	$489,459	N/A	N/A	N/A
Bank	$678,034	14.56%	$372,560	8.00%	$488,985	10.50%	$465,700	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$624,381	13.39%	$279,691	6.00%	$396,229	N/A	N/A	N/A
Bank	$619,693	13.31%	$279,420	6.00%	$395,845	8.50%	$372,560	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$624,381	13.39%	$209,768	4.50%	$326,306	N/A	N/A	N/A
Bank	$619,693	13.31%	$209,565	4.50%	$325,990	7.00%	$302,705	6.50%
Tier I Capital (to Average Assets)
Consolidated	$624,381	10.93%	$228,406	4.00%	$228,406	N/A	N/A	N/A
Bank	$619,693	10.88%	$227,900	4.00%	$227,900	4.00%	$284,875	5.00%

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
•The phase out of most LIBOR tenors by mid-2023 and establishment of a new reference rate;
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
Interest rate scenarios for the base, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at September 30, 2021. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$171,170	$168,237	$173,749	$176,433	$181,938	$193,754	$205,556
Variance from Base		$(2,933)	$2,579	$5,263	$10,768	$22,584	$34,386
Percent of change from Base		(1.71)%	1.51%	3.07%	6.29%	13.19%	20.09%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2021, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ISSUER PURCHASES OF EQUITY SECURITIES
On April 13, 2021, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2023, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended September 30, 2021.
The following table provides information as of September 30, 2021 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31	0	$0	0	$19,998,273
August 1-31	3,383	63.47	0	19,998,273
September 1-30	0	0	0	19,998,273
Total	3,383	$63.47	0	$19,998,273

(a)The shares purchased during August were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
N/A

Item 5. Other Information
None

Item 6. Exhibits

10.1	Lakeland Financial Corporation Amended and Restated 2017 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2021 and September 30, 2020; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2021 and September 30, 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months and nine months ended September 30, 2021 and September 30, 2020; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020; and (vi) Notes to Unaudited Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: October 27, 2021	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: October 27, 2021	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: October 27, 2021	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)