Form 10-K
period 2021-12-31
LAKELAND FINANCIAL CORP
filed 2022-02-23
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No__
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes __No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such other period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No __
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No __
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company	[ ]	Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,482,067,229.
Number of shares of common stock outstanding at February 16, 2022: 25,344,231
DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 12, 2022 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
The Company
Lakeland Financial Corporation (“Lakeland Financial”), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly owned subsidiary Lake City Bank (the “Bank” and together with Lakeland Financial, the “Company”), a broad array of financial products and services throughout its Northern and Central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a diverse customer base, including commercial customers across a wide variety of industries including, among others, commercial real estate, manufacturing, agriculture, construction, retail, wholesale, finance and insurance, accommodation and food services and health care. The Company is not dependent upon any single industry or customer. At December 31, 2021, Lakeland Financial had consolidated total assets of $6.6 billion and was the sixth largest independent bank holding company headquartered in the State of Indiana.
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
Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2021, the Bank had 51 offices in fifteen counties, including 45 offices in northern Indiana and six offices in central Indiana, in the Indianapolis market. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent provided under federal law and FDIC regulations. The Bank’s activities cover all traditional facets of commercial banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, and wealth advisory, trust and brokerage services. On January 31, 2022, the Bank opened its 52nd branch in downtown Elkhart.
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
Operating Segment. While the Company has assigned certain management responsibilities by region and business line, the Company’s chief decision-makers monitor and evaluate financial performance on a Company-wide basis. The majority of the Company’s revenue is from the business of banking and the Company’s assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.
Expansion Strategy. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 51 offices in fifteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to $6.6 billion, a compound annual growth rate of 11%. Mergers and acquisitions have not played a role in this growth as the Company’s expansion strategy has been driven by organic growth. The Company has opened seven de novo branches in the past seven years and plans to continue expansion in the Indianapolis market.

Over the past twenty years, the Company has primarily targeted growth in the larger cities located in Northern Indiana and the Indianapolis market in Central Indiana and areas that are two hours from a Lake City Bank branch. The Company believes these areas offer above average growth potential with attractive demographics and potential for commercial lending and deposit gathering opportunities. The Company considers expanding into a market when the Company believes that market would be receptive to its strategic plan to deliver broad-based financial services to businesses with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management and staff with a similar philosophy in order to provide a basis for success.
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
Human Capital. The Bank is committed to being the acknowledged and recognized leader in Indiana Community Banking. We achieve this mission only through the hard work and dedication of our employees. The Bank team is 616 people strong, including 567 full-time, 37 part-time, and 12 seasonal/temporary employees as of December 31, 2021.
Diversity and Inclusiveness. The Bank is committed to social and governance responsibility, and in 2020, the management team added “inclusivity” as the eighth core value defining our organizational culture. The Bank’s employee Code of Conduct supports diversity and inclusion efforts in our workplace, and we established a Diversity and Inclusion Task Force to develop and promote initiatives throughout the corporation. The Task Force developed and is carrying out a plan to further inclusivity at the bank, creating opportunities for education, awareness, and ongoing discussion of these important issues. Eighty-four percent of our employees identify as women or people of color. At present, women comprise 59% of the Bank’s officers (253 officers – 150 women), 33% (8 of 24 members) of Senior Leadership Council (which includes those with the title of “Senior Vice President” and above) and 44% (4 of 9 members) of the executive Management Committee. Additionally, three of our 13 board members identify as women or people of color.
Employee Engagement and Development. A positive workplace culture is vital to the Bank’s success. By supporting, respecting, engaging, and appreciating employees, the Bank has built a team well-equipped to show the same commitment to its customers. Building and strengthening this positive workplace culture starts with Lake City University. Founded in 1999, Lake City University is dedicated to helping employees thrive professionally and personally. In 2021, the Bank employees averaged 19.64 hours per employee of instruction through the program. From courses to improve technical skills, product knowledge, and customer service to classes focused on an employee’s well-being, like personal financial planning and benefits education, Lake City University supports and promotes the personal and professional growth of all the Bank employees. In 2021, 144 employees were promoted and 125 employees were hired externally, demonstrating a commitment to professional development of Lake City Bank employees.
In addition to the substantial investment in employee professional development, the Bank’s benefit and compensation programs are designed to ensure we recruit and retain top talent. The Bank offers employees a comprehensive health benefits package, provides a 401(k) match of up to 6% of an employee’s salary to encourage retirement savings, tuition reimbursement that 17 employees took advantage of in 2021, and structures its bonus program for officers to create meaningful performance-based incentives. These programs, combined with an intentional focus to create a positive, values-based culture ensures the Bank team will continue as the acknowledged and recognized leader in Indiana community banking.

Impact of Strong Labor Market. Indiana has a strong labor market, with an unemployment rate of 2.7% as of December 31, 2021. The U.S. Census Bureau announced Indiana's population grew by 4.7% between 2010 and 2020, and manufacturing jobs increased 1.5% from December 2019 to December 2021. In this tight labor market, the Company has focused on hiring and retaining talented employees, which has increased compensation expense during 2021.

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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:
•the effects of future economic, business and market conditions and changes, including in connection with the COVID-19 pandemic, both domestic and foreign;
•governmental monetary and fiscal policies and the impact the current economic environment will have on these;
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
•the risk of labor availability, trade policy and tariffs, as well as supply chain constraints could impact loan demand from the manufacturing sector;
•changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
•changes in the availability and cost of credit and capital in the financial markets;
•the anticipated phase out of most LIBOR tenors by mid-2023 and establishment of a new reference rate or rates;
•the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
•risk of cyber-security attacks that could result in damage to the Company’s or third-party service providers' networks or data of the Company;
•changes in technology or products that may be more difficult or costly, or less effective than anticipated;
•the effects of any employee or customer fraud;
•the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•changes in accounting policies, rules and practices;
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
Internet Website
The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge, in the Investor Relations section on this site, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and other statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. All such documents filed with the SEC are also available for free on the SEC’s website (www.sec.gov). The Company’s Articles of Incorporation, Bylaws, Code of Conduct and the charters of the various committees of the Company’s board of directors are also available on the Investor Relations section of the website.
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
COVID-19 Pandemic
The federal bank regulatory agencies, along with their state counterparts, issued a steady stream of guidance responding to the COVID-19 pandemic and took a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act ("CRA") for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.
Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also acted to mitigate the deposit insurance assessment effects of participating in the Paycheck Protection Program ("PPP") and the Federal Reserve's PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.
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
Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of "capital" divided by "total assets". The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel" rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations.

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
The Basel III Rule requires minimum capital ratios as follows:
•A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
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
Under the capital regulations of the Federal Reserve, in order to be well-capitalized, a banking organization must maintain:
•A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of  8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.
As of December 31, 2021: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.
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
Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. We may elect the CBLR framework at any time but have not currently determined to do so.
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
Federal Securities Regulation. Our common stock is registered with the SEC under the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
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
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio then fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic stimulus programs. On September 15, 2020, the FDIC adopted a Restoration Plan to restore the reserve ratio to at least 1.35% within eight years. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.
Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2021, the Bank paid supervisory assessments to the DFI totaling approximately $294,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Role of Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits). While these rules do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of developments.
Dividend Payments. Our primary source of funds is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years. Moreover, the payment of dividends by any FDIC- insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2021. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay unrestricted dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.
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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Bank regulators have identified key risk themes for 2022 as: credit risk management given protracted economic conditions, cybersecurity risk, and commercial and residential real estate concentration risk management. The agencies will also be monitoring banks for their transition away from LIBOR (London Interbank Offered Rate) as a reference rate, compliance risk management related to COVID-19 pandemic-related activities, Bank Secrecy Act/anti-money laundering (“AML”) compliance, cybersecurity, third-party and change management, climate and environmental, social and governance initiatives, digital assets and CRA performance. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.
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
Transaction Account Reserves. Federal law required FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. Reserves were maintained on deposit at the Federal Reserve Banks. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.
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
Based on the Bank’s loan portfolio as of December 31, 2021, it did not exceed the 300% guideline for commercial real estate loans.
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
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan. The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay, most recently in July of 2021. The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

ITEM 1A. RISK FACTORS
In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:
Risks Relating to General Economic Conditions
A downturn in general economic or business conditions, nationally or in markets where our business is concentrated, could have an adverse effect on our business, results of operations and financial condition.
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
The COVID-19 pandemic, including the spread of new variants, has had and may continue to have an adverse impact on our business and results of operations, and could have an adverse impact on our financial condition or capital levels, any of which could be material.
The COVID-19 pandemic has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus have and may continue to have significant economic effects. The impact of these variants cannot be predicted. As a result, we expect the impact of COVID-19 could continue to be volatile, and last for a significant and indeterminate period. These developments could adversely affect our business, results of operations, financial condition and capital levels, the amounts of which cannot be determined and could be material. In particular, certain of our borrowers and depositors are in or have exposure to industries, such as hotel and accommodations, entertainment and recreation and full-service restaurants, which have been significantly adversely affected by the pandemic and its effects on the economy. Additionally, supply chain constraints and labor availability is adversely impacting our manufacturing clients. See "Note 25 - COVID-19 and Current Economic Conditions" for additional information.
Continued elevated levels of inflation could adversely impact our business and results of operations.
The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 7.0% in 2021. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, if interest rates were to rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio would be negatively impacted. In addition, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients' ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.
Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.
A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates as a result of the COVID-19 pandemic, expanded unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government actions. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. As of December 31, 2021, Indiana's unemployment rate was 2.7%. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.
In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.
Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.
Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest bearing assets and the interest paid by us on our interest bearing liabilities. When interest rates rise, as is expected to happen in 2022, the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest bearing assets, which may cause our profits to decrease. Conversely, when interest rates fall our interest bearing assets reprice more quickly than our interest bearing liabilities, given our asset-sensitive balance sheet, which may cause our net interest income to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, i.e. when short-term interest rates increase more than corresponding changes in long-term interest rates or when long-term interest rates decrease more than corresponding changes in short-term interest rates.
Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of any underlying assets securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans as borrowers refinance their mortgages at lower rates.
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
Risks Relating to Our Business
If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge  offs and delinquencies, which could require further increases in our provision for credit losses.
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. In general, these risks have increased as a result of the COVID-19 pandemic, which has disrupted business trends that we evaluate when making credit decisions, and changed the short- and long-term outlook for businesses and individuals in our markets. We cannot assure you that our loan application approval procedures, use of loan concentration limits, credit monitoring, use of independent reviews of outstanding loans or other procedures will reduce these credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, does not perform in the manner we expect, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for credit losses, which would cause our net income and return on equity to decrease.
If our allowance for credit losses is not sufficient to absorb losses that may occur in our loan portfolio, our financial condition and liquidity could suffer.
We establish our allowance for credit losses and maintain it at a level considered adequate by management to absorb expected credit losses within the portfolio. Allocations of the allowance are made for specific loans and for pools of similar types of loans, although the entire allowance is available for any loan that, in management's judgment, should be charged against the allowance. Additions to the allowance for credit losses, which are charged to earnings through the provision for credit losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The actual amount of credit losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.
At December 31, 2021, our allowance for credit losses as a percentage of total loans was 1.58% and as a percentage of total nonperforming loans was 449%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although a formal evaluation of the adequacy of the credit loss allowance is conducted monthly, we cannot predict credit losses with certainty and we cannot provide assurance that our allowance for credit losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves may adversely affect our business, results of operations and financial condition.
Commercial and industrial loans make up a significant portion of our loan portfolio.
Commercial and industrial loans were $1.389 billion, or approximately 32% of our total loan portfolio, as of December 31, 2021. Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. For example, decreased economic activity, labor availability shortages and supply chain constraints as a result of the COVID-19 pandemic have adversely affected commercial and industrial loans, and we expect this trend to continue for certain portions of our loan portfolio, depending on the strength and speed of economic recovery and other factors.
Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Whenever practical, we require a personal guarantee on commercial and industrial loans. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could adversely affect our business, results of operations and growth prospects. Historically, the Bank's largest charge offs have been in this segment of the loan portfolio.
Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate loans were $1.955 billion, or approximately 46% of our total loan portfolio as of December 31, 2021. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located, and, as a general matter, some of these values have been significantly and negatively affected by the COVID-19 pandemic.
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
If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time of originating the loan, which could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.
Our loan portfolio has a notable concentration in agri-business, which has a higher level of uncontrolled risk.
Our agri-business loans, which totaled $445.8 million, or approximately 10% of our total loan portfolio as of December 31, 2021, are subject to risks outside of our or the borrower’s control. These risks, specific to the agricultural industry, include decreases in livestock and crop prices, increases in labor and input prices, increase in stockpiles of agricultural commodities, the strength of the U.S. dollar, the potential impact of tariffs on commodities and the nature of climate and weather conditions. To the extent these or other factors affect the performance or financial condition of our agri-business borrowers, our results of operations and financial performance could suffer.

Our consumer loans generally have a higher degree of risk of default than our other loans.
At December 31, 2021, consumer loans totaled $82.8 million, or 2% of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial, negative effect on our liquidity. Our primary sources of funds consist of deposits, cash from operations and investment maturities and sales. Additional liquidity is provided by brokered deposits, CD Option of IntraFi Network Deposits (“CD Option”, formerly known as CDARS), American Financial Exchange overnight borrowings, IntraFi Network’s insured cash sweep program, as well as our ability to borrow from federal funds lines at correspondent banks, the Federal Reserve and the Federal Home Loan Bank (the “FHLB”). Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with the largest banks and Fintechs for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity.
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
At December 31, 2021, approximately 22% of our deposits are concentrated in public funds from a small number of municipalities and government agencies located in the Bank’s geographic footprint. A shift in funding away from public fund deposits would impact liquidity availability and could increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, can be higher-cost, are less favorable deposits and could require additional collateral to be pledged. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank’s liquidity and could materially impact our ability to grow and remain profitable.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.
We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities and municipal securities. The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, the effects of the COVID-19 pandemic on the financial condition of state and local governments, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we evaluate investments and other assets for credit and other impairment indicators. We may be required to record additional credit reserve charges if our investments suffer a decline in fair value that has resulted from credit losses or other factors. If we determine that a significant reserve is needed, we would be required to charge against earnings the credit-related portion, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.
We may be adversely impacted by the discontinuance of LIBOR as a short-term interest rate utilized for loans and other financing agreements.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, which administers LIBOR, announced that it would stop publishing all LIBOR tenors by June 30, 2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are continuing to work on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks. This includes identifying outstanding USD-LIBOR-based loans without ARRC recommended fallback language, internal training and education, and working with our core provider to ensure proper integration once an alternative reference is implemented. The Company has formed a cross-functional project team to lead the transition from LIBOR to adoption of alternative reference rates which include Secured Overnight Financing Rate (“SOFR”), American Interbank Offered Rate ("Ameribor"), and Bloomberg Short-Term Bank Yield Index ("BSBY"). Management is monitoring ARRC publications for best practices as the Company transitions legacy LIBOR loans by the June 30, 2023 deadline.
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

To the extent that we grow through acquisitions and branch openings, we cannot assure that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching but may also involve additional risks, including:
•potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•exposure to potential asset quality issues of the acquired bank or related business;
•difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and
•the possible loss of key employees and customers of the banks and businesses we acquire.
We face intense competition in all phases of our business from other banks, financial institutions and nonbank financial service providers.
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
The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services. We invest from time to time in investment funds that seek to promote the development of such new and emerging financial technologies.
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
The laws, regulations, rules, standards, policies and interpretations governing us are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies will be regulated. In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the CFPB has broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.
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
Management has identified one accounting policy as being “critical” to the presentation of the Company’s financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. This critical accounting policy relates to the allowance for credit losses. Because of the inherent uncertainty of this estimate, no assurance can be given that the application of alternative policies or methods might not result in the reporting of a different amount of the allowance for credit losses and, accordingly, net income.
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
We adopted CECL, effective as of January 1, 2021, following the delayed adoption period permitted by the CARES Act and extended by the Consolidated Appropriations Act, 2021. The CECL methodology differs substantially from the incurred loss methodology previously used in that it is forward-looking, requiring measurement to occur when a financial asset is first added to the balance sheet and periodically thereafter. These measurements require significant use of management judgments as well as forward-looking information and forecasts. Any failure of these judgments or forecasts to be correct could negatively affect our results of operations and financial condition.

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
In addition, as a bank, we are susceptible to fraudulent activity that may be committed against us, third parties or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. For example, as previously disclosed, in the third quarter of 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. In the context of resulting bankruptcy proceedings involving the former client, the liquidating trustee has filed a complaint against the Bank, focused on a series of business transactions among the former client, related entities and the Bank. See "Note 1 - Summary of Significant Accounting Policies" for additional information.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The quarterly high and low prices for the Company’s common stock and the cash dividends declared and paid on that common stock are set forth in the table below.

	2021			2020
	High*	Low*	Cash Dividend	High*	Low*	Cash Dividend
Fourth quarter	$80.77	$69.51	$0.34	$56.28	$40.57	$0.30
Third quarter	$73.04	$56.06	$0.34	$53.00	$39.38	$0.30
Second quarter	$70.25	$57.02	$0.34	$47.49	$33.92	$0.30
First quarter	$77.05	$53.02	$0.34	$49.85	$30.49	$0.30
The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol “LKFN” on August 14, 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol “LKFN.” On February 16, 2022, the Company had approximately 311 stockholders of record.
The Company paid dividends on its common stock as set forth in the table above. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Supervision and Regulation – Dividend Payments” for additional information.
Equity Compensation Plan Information
The table below sets forth the following information as of December 31, 2021 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:
(a)the number of securities to be issued upon the exercise of outstanding options, warrants and rights;
(b)the weighted-average exercise price of such outstanding options, warrants and rights; and
(c)other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	0	$0	454,308

Equity compensation plans not approved by security holders	0	0	0
Total	0	$0	454,308
(1)Lakeland Financial Corporation 2017 Equity Incentive Plan was adopted on April 12, 2017 by the board of directors.

STOCK PRICE PERFORMANCE GRAPH
The graph below compares the cumulative total return of the Company, the Nasdaq Market Index, the KBW Nasdaq Bank Index, and the S&P U.S. BMI Banks Index.

Lakeland Financial Corporation

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Lakeland Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Bank Index
S&P U.S. BMI Banks Index

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Lakeland Financial Corporation	100.00	104.31	88.23	110.29	124.13	189.58
NASDAQ Composite Index	100.00	129.34	125.96	172.18	249.51	304.85
SNL U.S. Bank NASDAQ Index	100.00	118.59	97.58	132.84	119.14	164.80
S&P U.S. BMI Banks Index	100.00	118.21	98.75	135.64	118.33	160.89
The above returns assume that $100 invested on December 31, 2016 and that all dividends were reinvested.
ISSUER PURCHASES OF EQUITY SECURITIES
On January 8, 2019, the Company's board of directors approved a share repurchase program, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. On April 13, 2021, the Company's board of directors reauthorized and extended the share repurchase program through April 30, 2023. As extended, the repurchase program has an aggregate purchase price cap of $30 million. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the year ended December 31, 2021.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2021 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

10/01/21 - 10/31/21	0	$0.00	0	$30,000,000
11/01/21 - 11/30/21	861	73.76	0	30,000,000
12/01/21 - 12/31/21	0	0.00	0	30,000,000
Total	861	$73.76	0	$30,000,000
The shares purchased during the quarter were held as treasury stock and credited to the deferred share accounts of ten non-employee directors under the Company’s directors’ deferred compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

The information previously required by Item 6 of this Form 10-K has been intentionally omitted, as permitted by the SEC in connection with its adoption of its final rules regarding the amendments to modernize, simplify, and enhance identified disclosure requirements of registrants.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in 2021 was $95.7 million, up 13.5% from $84.3 million in 2020. Net income for 2020 was 3.1% lower than $87.0 million in 2019.
Diluted net income per common share was $3.74 in 2021, $3.30 in 2020 and $3.38 in 2019. Return on average total assets was 1.56% in 2021 versus 1.55% in 2020 and 1.76% in 2019. Return on average total equity was 14.19% in 2021 versus 13.51% in 2020 and 15.47% in 2019. The dividend payout ratio, with respect to diluted earnings per share, was 36.36% in 2021, 36.36% in 2020 and 34.32% in 2019. The average equity to average assets ratio was 10.96% in 2021 compared to 11.51% in 2020 and 11.38% in 2019.
Net income in 2021 was positively impacted by a $15.1 million increase in net interest income and a $13.7 million decrease in provision for credit losses. Offsetting these positive impacts were a $13.1 million increase in noninterest expense and a $2.1 million decrease in noninterest income.
Net income in 2020 was $84.3 million, down 3.1% from $87.0 million in 2019 and up 4.9% from $80.4 million in 2018. Diluted net income per common share was $3.30 in 2020 and $3.38 in 2019. Return on average total assets was 1.55% in 2020 versus 1.76% in 2019. Return on average total equity was 13.51% in 2020 versus 15.47% in 2019. The dividend payout ratio, with respect to diluted earnings per share, was 36.36% in 2020 and 34.32% in 2019. The average equity to average assets ratio was 11.51% in 2020 compared to 11.38% in 2019.
Net income in 2020 was positively impacted by an $8.0 million, or 5.1% increase, in net interest income and an $1.8 million, or 4.1% increase, in noninterest income. Offsetting these positive impacts was an $11.5 million, or 356.6% increase, in the provision for credit losses and an $1.8 million, or 2.0%, increase in noninterest expense.
Total assets were $6.557 billion as of December 31, 2021 versus $5.830 billion as of December 31, 2020, an increase of $726.9 million or 12.5%. This increase was primarily due to a $663.7 million increase in available-for-sale investment securities and an increase in short-term investments of $455.9 million. The increase of investment securities reflects the deployment of $652 million in excess liquidity that resulted from deposit growth. Deposit growth was impacted by PPP and economic stimulus. Total average assets increased $729.0 million primarily due to a $434.4 million increase in available-for-sale investment securities and a $313.6 million increase in interest bearing deposits.
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
Allowance for Credit Losses
The Company maintains an allowance for credit losses to provide for expected credit losses. Losses are charged against the allowance when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance are made for specific loans and for pools of similar types of loans, although the entire allowance is available for any loan that, in management’s judgment, should be charged against the allowance. A provision for credit losses is taken based on management’s ongoing evaluation of the appropriate allowance balance. A formal evaluation of the adequacy of the credit loss allowance is conducted monthly. The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control.
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
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default (“PD/LGD”) model, subject to a floor. A default can be triggered by one of several different asset quality factors, including past due status, nonaccrual status, TDR status or if the loan has had a charge-off. This PD is then combined with a LGD derived from historical charge-off data to construct a default rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee’s Summary of Economic Projections, and other environmental factors based on the risks present for each portfolio segment. These environmental factors include consideration of the following: levels of, and trends in, delinquencies and nonperforming loans; trends in volume and terms of loans; changes in collateral strength; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for credit losses deemed adequate to cover expected losses inherent in the loan portfolio.
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
Due to the imprecise nature of estimating the allowance for credit losses, the Company’s allowance for credit losses includes an unallocated component. The unallocated component of the allowance for credit losses incorporates the Company’s judgmental determination of potential expected losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends, and trends in the composition of the Company’s large commercial loan portfolio and related large dollar exposures to individual borrowers. As a practical expedient, the Company has elected to state accrued interest separately from loan principal balances on the consolidated balance sheet. Additionally, when a loan is placed on non-accrual, interest payments are reversed through interest income.
For off balance sheet credit exposures outlined in the ASU at 326-20-30-11, it is the Company’s position that nearly all of the unfunded amounts on lines of credit are unconditionally cancellable, and therefore not subject to having a liability set up.
The allowance is inherently uncertain as it represents the Company’s expectation of the future collectability of loans in its portfolio; actual collections may be greater than or less than expectations. Actual collections may be impacted by wider economic conditions such as changes in the competitive environment or in the levels of business investment or consumer spending, or by the quality of borrowers’ management teams and the success of their strategy execution. Borrowers’ ability to repay may also change due to the effects of government monetary or fiscal policy, which could affect the level of demand for borrowers’ products or services.
The Company’s allowance for credit losses is subject to changes in the inputs to the model, including the following: the numbers of delinquent loans, nonaccrual loans, troubled debt restructuring, or charge offs; the levels of charge offs and recoveries; projected unemployment rates and other economic indicators; the Company’s collateral position on adversely classified loans; or management’s qualitative judgment of the implication of trends in its loan portfolio or in the broader economy.

RESULTS OF OPERATIONS
Overview
In 2021 and 2020, the Company continued to grow loans and deposits organically, in its geographic footprint of northern Indiana and in central Indiana in the Indianapolis market. In addition, during 2021 and 2020 the Company was an active participant in the PPP. The Company had 51 branches as of December 31, 2021. The Company’s profitability has been positively impacted by growth in loans and deposits and a reduction in provision for credit losses. In addition, asset quality has remained stable. The core banking contributions to noninterest income of loan, wealth management, and merchant card interchange fee income increased in 2021. Overall, expense growth has reflected our continued investment in people, technology and our branch infrastructure. The outlook for 2022 includes plans for continued organic loan growth and expanding our lending radius, a disciplined credit philosophy, continued investment in the Company in the form of staff additions, continued expansion in our geographic footprint, and continued investments in customer-facing technology and cybersecurity risk management tools.
Selected income statement information for the years ended December 31, 2021, 2020 and 2019 is presented in the following table.

(dollars in thousands)	2021	2020	2019
Income Statement Summary:
Net interest income	$178,088	$163,008	$155,047
Provision for credit losses	1,077	14,770	3,235
Noninterest income	44,720	46,843	44,997
Noninterest expense	104,287	91,205	89,424
Other Data:
Efficiency ratio (1)	46.81%	43.46%	44.70%
Dilutive EPS	$3.74	$3.30	$3.38
Total equity	$704,906	$657,184	$598,100
Tangible capital ratio (2)	10.70%	11.21%	12.02%
Net charge-offs (recoveries) to average loans	0.09%	0.09%	0.03%
Net interest margin	3.07%	3.19%	3.38%
Net interest margin excluding PPP loans (3)	2.95%	3.19%	3.38%
Noninterest income to total revenue	20.07%	22.32%	22.49%
Pretax Pre-Provision Earnings (4)	$118,521	$118,646	$110,620
(1)Noninterest expense/Net interest income plus Noninterest income.
(2)Non-GAAP financial measure. Calculated by subtracting intangible assets, net of deferred tax, from total assets and total equity. Management believes this is an important measure because it is useful for planning and forecasting purposes. See reconciliation on the next page.
(3)Non-GAAP financial measure. Calculated by subtracting the impact PPP loans had on average earnings assets, loan interest income, average interest bearing liabilities, and interest expense. Management believes this is an important measure because it provide for better comparability to prior periods, given the expectation that PPP represents a limited governmental intervention in the lending market, designed to support small businesses through the pandemic, its low fixed interest rate of 1.0% and because the accretion of net loan fee income can be accelerated upon borrower forgiveness and repayment by the SBA. Management is actively monitoring net interest margin on a fully tax equivalent basis with and without PPP loan impact for the duration of this program. See reconciliation on the next page.
(4)Non-GAAP financial measure. Pretax pre-provision earnings is calculated by adding net interest income to noninterest income and subtracting noninterest expense. Management believes this is an important measure because it may enable investors to identify the trends in the Company's earnings exclusive of the effects of tax and provision expense, which may vary significantly from period to period. See reconciliation on the next page.

The Company believes that providing non-GAAP financial measures provides investors with information useful to understanding the company's financial performance. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	Year Ended
	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2019
Total Equity	$704,906	$657,184	$598,100
Less: Goodwill	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,176	1,176	1,181
Tangible Common Equity	701,112	653,390	594,311

Assets	$6,557,323	$5,830,435	$4,946,745
Less: Goodwill	(4,970)	(4,970)	(4,970)
Plus: Deferred tax assets related to goodwill	1,176	1,176	1,181
Tangible Assets	6,553,529	5,826,641	4,942,956

Ending Common Shares Issued	25,488,508	25,424,307	25,623,016

Tangible Book Value Per Common Share	$27.50	$25.70	$23.19

Tangible Capital Ratio	10.70%	11.21%	12.02%

Net Interest Income	$178,088	$163,008	$155,047
Plus: Noninterest income	44,720	46,843	44,997
Minus: Noninterest expense	(104,287)	(91,205)	(89,424)
Pretax Pre-Provision Earnings	$118,521	$118,646	$110,620

The impact of the Paycheck Protection Program on Net Interest Margin FTE is provided below (dollars in thousands).

	Year Ended
	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2019
Total Average Earnings Assets	$5,906,640	$5,184,836	$4,656,707
Less: Average Balance of PPP Loans	(237,951)	(376,785)	0
Total Adjusted Earning Assets	5,668,689	4,808,051	4,656,707

Total Interest Income FTE	$196,806	$195,549	$217,339
Less: PPP Loan Income	(14,945)	(12,832)	0
Total Adjusted Interest Income FTE	181,861	182,717	217,339

Adjusted Earning Asset Yield, net of PPP Impact	3.21%	3.80%	4.67%

Total Average Interest Bearing Liabilities	$3,761,520	$3,437,338	$3,390,512
Less: Average Balance of PPP Loans	(237,951)	(376,785)	0
Total Adjusted Interest Bearing Liabilities	3,523,569	$3,060,553	$3,390,512

Total Interest Expense FTE	$15,131	$30,095	$60,163
Less: PPP Cost of Funds	(595)	(956)	0
Total Adjusted Interest Expense FTE	14,536	29,139	60,163

Adjusted Cost of Funds, net of PPP Impact	0.26%	0.61%	1.29%

Net Interest Margin FTE, net of PPP Impact	2.95%	3.19%	3.38%
Net Income
Net income was $95.7 million in 2021, an increase of $11.4 million, or 13.5%, versus net income of $84.3 million in 2020. The increase in net income from 2020 to 2021 was primarily due to an increase in net interest income of $15.1 million, or 9.3%, and a decrease in the provision for credit losses of $13.7 million, or 92.7%. Noninterest expense increased $13.1 million, or 14.3%, and noninterest income decreased $2.1 million, or 4.5%. Net interest income for 2021 included $14.9 million in PPP interest and fee income compared to $12.8 million for 2020. The decrease in provision expense for 2021 was driven by improved economic conditions, which were supported by government stimulus programs and accommodative FOMC monetary policy.
Net income was $84.3 million in 2020, a decrease of $2.7 million, or 3.1%, versus net income of $87.0 million in 2019. The decrease in net income from 2019 to 2020 was primarily due to an increase in the provision for credit losses of $11.5 million, or 356.6%, as well as an increase of $1.8 million, or 2.0%, in noninterest expense. Net interest income increased $8.0 million, or 5.1%, and noninterest income increased $1.8 million, or 4.1%. Net interest income for 2020 included $12.8 million in PPP interest and fee income. The increase in provision for credit losses was driven by the potential negative impact to the Company's borrowers due to the economic impact of the COVID-19 pandemic.
Net Interest Income
The following table presents a three-year average balance sheet and, for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31, 2021, 2020 and 2019.

THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2021			2020			2019
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (1)(2)	$4,406,456	$170,081	3.86%	$4,405,994	$176,538	4.01%	$3,950,130	$196,733	4.98%
Tax exempt (3)	14,638	594	4.06	18,478	813	4.40	24,402	1,186	4.86
Investments: (3)
Available-for-sale	1,068,325	25,582	2.39	633,956	17,830	2.81	603,580	17,930	2.97
Short-term investments	2,254	2	0.09	25,046	67	0.27	18,771	339	1.81
Interest bearing deposits	414,967	547	0.13	101,362	301	0.30	59,824	1,151	1.92
Total earning assets	$5,906,640	$196,806	3.33%	$5,184,836	$195,549	3.77%	$4,656,707	$217,339	4.67%
Less: Allowance for credit losses	(72,083)			(56,824)			(50,062)
Nonearning Assets
Cash and due from banks	70,035			62,242			119,450
Premises and equipment	59,667			60,492			59,147
Other nonearning assets	189,521			174,050			156,662
Total assets	$6,153,780			$5,424,796			$4,941,904

Interest Bearing Liabilities
Savings deposits	$360,915	$278	0.08%	$270,010	$219	0.08%	$240,293	$260	0.11%
Interest bearing checking accounts	2,392,220	6,759	0.28	1,862,077	9,268	0.50	1,669,045	26,006	1.56
Time deposits:
In denominations under $100,000	218,624	2,038	0.93	262,040	4,361	1.66	277,896	5,337	1.92
In denominations over $100,000	714,353	5,752	0.81	946,569	15,494	1.64	1,111,172	25,545	2.30
Miscellaneous short-term borrowings	408	7	1.72	34,347	506	1.47	61,347	1,311	2.14
Long-term borrowings and subordinated debentures	75,000	297	0.40	62,295	247	0.40	30,759	1,704	5.54
Total interest bearing liabilities	$3,761,520	$15,131	0.40%	$3,437,338	$30,095	0.88%	$3,390,512	$60,163	1.77%

Noninterest Bearing Liabilities
Demand deposits	1,671,172			1,309,901			944,118
Other liabilities	46,451			53,384			44,673
Stockholders' Equity	674,637			624,173			562,601
Total liabilities and stockholders' equity	$6,153,780			$5,424,796			$4,941,904

Interest Margin Recap
Interest income/average earning assets		196,806	3.33		195,549	3.77		217,339	4.67
Interest expense/average earning assets		15,131	0.26		30,095	0.58		60,163	1.29
Net interest income and margin		$181,675	3.07%		$165,454	3.19%		$157,176	3.38%

(1)Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $12.5 million and $9.0 million for the years ended December 31, 2021 and 2020, respectively. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.

(2)Nonaccrual loans are included in the average balance of taxable loans.

(3)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $3.6 million, $2.4 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

	2021 Over (Under) 2020 (1)			2020 Over (Under) 2019 (1)
	Attributable to		Total Change	Attributable to		Total Change
	Volume	Rate		Volume	Rate
Interest Income (2)
Loans:
Taxable	$18	$(6,475)	$(6,457)	$21,056	$(41,251)	$(20,195)
Tax exempt	(158)	(61)	(219)	(268)	(105)	(373)
Investments:
Available-for-sale	10,724	(2,972)	7,752	879	(979)	(100)
Short-term investments	(37)	(28)	(65)	86	(358)	(272)
Interest bearing deposits	493	(247)	246	494	(1,344)	(850)
Total interest income	11,040	(9,783)	1,257	22,247	(44,037)	(21,790)

Interest Expense
Savings deposits	71	(12)	59	29	(70)	(41)
Interest bearing checking accounts	2,186	(4,695)	(2,509)	2,710	(19,448)	(16,738)
Time deposits:
In denominations under $100,000	(636)	(1,687)	(2,323)	(292)	(684)	(976)
In denominations over $100,000	(3,172)	(6,570)	(9,742)	(3,414)	(6,637)	(10,051)
Miscellaneous short-term borrowings	(571)	72	(499)	(472)	(333)	(805)
Long-term borrowings and
subordinated debentures	50	0	50	896	(2,353)	(1,457)
Total interest expense	(2,072)	(12,892)	(14,964)	(543)	(29,525)	(30,068)
Net Interest Income (tax equivalent)	$13,112	$3,109	$16,221	$22,790	$(14,512)	$8,278

(1)The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2021, 2020 and 2019. The changes in net interest income are created by changes in interest rates and changes in the volumes of loans, investments, deposits and borrowings. In the table above, changes attributable to volume are computed using the change in volume from the prior year multiplied by the previous year’s rate, and changes attributable to rate are computed using the change in rate from the prior year multiplied by the previous year’s volume. The change in interest or expense due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Net interest income increased by $15.1 million to $178.1 million in 2021 compared to 2020, primarily due to a $721.8 million, or 13.9%, increase in average earning assets, driven by a $434.4 million increase in average available-for-sale investment securities and a $313.6 million increase in interest bearing deposits. The yield on average earning assets decreased 44 basis points to 3.33% in 2021 from 3.77% in 2020. The net interest margin decreased to 3.07% in 2021 versus 3.19% in 2020, driven by continued margin compression and excess liquidity on the Company's balance sheet. The net interest margin decreased to 3.19% in 2020 versus 3.38% in 2019, driven by the Federal Reserve Bank decreasing the target Federal Funds

Rate by 225 basis points since the second half of 2019, inclusive of two emergency cuts during March 2020, in response to the economic challenges from the COVID-19 pandemic.
Growth in the commercial loan portfolio accounted for most of the growth in loans. Management believes that the growth in the loan portfolio, excluding the PPP loan program, will likely continue in a measured and prudent fashion as a result of our continued strategic focus on commercial and industrial lending, as well as commercial real estate lending. Average total loans were flat at $4.421 billion at December 31, 2021 compared to $4.424 billion at December 31, 2020. Average total loans, excluding PPP loans, were $4.183 billion at December 31, 2021 and represented growth of $135.5 million, or 3.3%, during 2021. Loan growth, excluding PPP loans, was slower in 2021 and 2020 as compared to prior years due to excess liquidity on our customers' balance sheets and a slowdown in demand for manufacturing and industrial loans. The utilization of commercial lines of credit has dropped in 2021 and 2020, due to softened loan demand, to 42% at December 31, 2021 from 43% at December 31, 2020 and 46% at December 31, 2019. However, available lines of credit have increased by a record $557 million to $4.101 billion at December 31, 2021 compared to $3.544 billion at December 31, 2020. Management believes that tepid loan demand has impacted the decrease in commercial line utilization and believes its organic growth strategy of continued expansion in its current geographic footprint and in Indianapolis will provide continued loan growth opportunities.
During 2021 a reduction in average loans of $3.4 million, growth in average available-for-sale investment securities of $434.4 million and growth in average short-term investments and interest bearing deposits of $290.8 million was funded through an increase in deposits. Average demand deposits increased $361.3 million in 2021 and average interest bearing deposit accounts increased $345.4 million. The increase in deposits for 2021 resulted from excess liquidity on our customers’ balance sheets resulting from a combination of PPP and economic stimulus. As a result of this excess liquidity on the Company's balance sheet, management deployed $652 million into the available-for-sale investment securities portfolio during 2021.
Provision for Credit Losses
On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021. This law extended relief for troubled debt restructurings and provided the opportunity to further delay CECL adoption originally provided under the CARES Act. The Company elected to defer adoption of CECL until January 1, 2021. Prior to this, provision expense was recorded under the incurred loss methodology. The day one impact of the adoption was an increase in the allowance for credit losses of $9.1 million, with an offset, net of taxes, to beginning stockholders' equity.
The Company recorded a provision for credit losses of $1.1 million in 2021 compared to $14.8 million in 2020 and $3.2 million in 2019. The lower provision in 2021 was driven by improvement in the financial condition and outlook of the Company's borrowers. The Company’s allowance for credit losses as of December 31, 2021 was $67.8 million compared to $61.4 million as of December 31, 2020 and $50.7 million as of December 31, 2019. The allowance for credit losses represented 1.58% of total loans as of December 31, 2021 versus 1.32% at December 31, 2020 and 1.25% at December 31, 2019. CECL adoption included a one-time increase to the allowance for credit losses of $9.1 million. The company’s credit loss reserve to total loans, excluding PPP loans, was 1.59% at December 31, 2021 compared to 1.45% at December 31, 2020 and 1.25% at December 31, 2019. PPP loans are guaranteed by the United States SBA and have not been allocated for within the allowance for credit losses. Net charge-offs of $3.8 million, or 0.09% of average loans, and net charge-offs of $4.0 million, or 0.09% of average loans, were recorded in 2021 and 2020, respectively. The charge offs for 2021 and 2020 resulted primarily from a single commercial credit each year. Management believes the charge offs were one-off instances and are not reflective of deteriorating trends in the loan portfolio. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions including the impact of the COVID-19 pandemic and other factors that may influence the assessment of the collectability of loans.

Noninterest Income
The following table presents changes in the components of noninterest income for the years ended December 31.

				% Change From Prior Year
(dollars in thousands)	2021	2020	2019	2021	2020
Wealth advisory fees	$8,750	$7,468	$6,835	17.2%	9.3%
Investment brokerage fees	1,975	1,670	1,687	18.3%	(1.0)%
Service charges on deposit accounts	10,608	10,110	15,717	4.9%	(35.7)%
Loan and service fees	11,922	10,085	9,911	18.2%	1.8%
Merchant and interchange fee income	3,023	2,408	2,641	25.5%	(8.8)%
Bank owned life insurance income	2,467	2,105	1,890	17.2%	11.4%
Interest rate swap fee income	1,035	5,089	1,691	(79.7)%	200.9%
Mortgage banking income	1,418	3,911	1,626	(63.7)%	140.5%
Net securities gains	797	433	142	84.1%	204.9%
Other income	2,725	3,564	2,857	(23.5)%	24.7%
Total noninterest income	$44,720	$46,843	$44,997	(4.5)%	4.1%
Noninterest income to total revenue	20.1%	22.3%	22.5%
Noninterest income was $44.7 million in 2021 versus $46.8 million in 2020, a decrease of $2.1 million, or 4.5%. The decrease was primarily driven by a $4.1 million decrease in interest rate swap fees generated from commercial lending transactions, as well as a $2.5 million decrease in mortgage banking income. Demand for interest rate swap arrangements decreased in 2021. The carrying value of mortgage servicing rights was negatively impacted by increased prepayment speeds, resulting from the low interest rate environment. Offsetting these decreases were an increase in loan service fees of $1.8 million, an increases in wealth advisory and investment brokerage fees of $1.6 million, an increase in merchant and interchange fees of $615,000, and an increase in service charges on deposit accounts of $498,000. The increases in fee income were driven by growth in fee-based businesses including from the wealth advisory group, merchant services, debit card interchange and institutional services areas due to higher transaction volumes and increased economic activity.
Noninterest income was $46.8 million in 2020 versus $45.0 million in 2019, an increase of $1.8 million, or 4.1% higher. The increase was primarily driven by a record $3.4 million increase in interest rate swap fees generated from commercial lending transactions, as well as a $2.3 million increase in mortgage banking income. Noninterest income was also positively impacted by increase in wealth advisory fees due to continued growth of client relationships. Offsetting these increases was a decrease in service charges on deposit accounts driven primarily by lower treasury management fees as well as reduced levels of overdraft fee income.
Noninterest Expense
The following table presents changes in the components of noninterest expense for the years ended December 31.

				% Change From Prior Year
(dollars in thousands)	2021	2020	2019	2021	2020
Salaries and employee benefits	$57,882	$49,413	$48,742	17.1%	1.4%
Net occupancy expense	5,728	5,851	5,295	(2.1)%	10.5%
Equipment costs	5,530	5,766	5,521	(4.1)%	4.4%
Data processing fees and supplies	12,674	11,864	10,407	6.8%	14.0%
Corporate and business development	4,262	3,093	4,371	37.8%	(29.2)%
FDIC insurance and other regulatory fees	2,242	1,707	638	31.3%	167.6%
Professional fees	7,064	5,314	4,644	32.9%	14.4%
Other expense	8,905	8,197	9,806	8.6%	(16.4)%
Total noninterest expense	$104,287	$91,205	$89,424	14.3%	2.0%

Noninterest expense increased by $13.1 million, or 14.3%, to $104.3 million for the year ended December 31, 2021 as compared to $91.2 million for 2020. Salaries and employee benefits increased by $8.5 million due primarily to increased performace-based compensation, increased salaries and increased health insurance expense. Additionally, increased legal fees and costs associated with the digital platform conversion to LCB Digital contributed to an overall increase of $1.8 million in professional fees. Corporate and business development expenses increased as the 2021 economy re-opened, and client events and contributions increased in 2021.
Noninterest expense was $91.2 million in 2020 versus $89.4 million in 2019, an increase of $1.8 million, or 2.0%. Data processing fees increased $1.5 million in 2020 primarily due to the Company's continued investment in customer focused, technology-based solutions and ongoing cybersecurity and data management enhancements. FDIC insurance and other regulatory fees increased $1.1 million due to the expiration of insurance assessment credits and growth of the balance sheet. Professional fees increased by $670,000 primarily due to higher legal expenses, increased fees to accounting firms and professional fees for innovative project implementations. Salaries and employee benefits increased primarily due to an increase in staffing at revenue producing and risk management areas as well as higher health insurance expenses. Offsetting these increases were decreases in corporate and business development as the COVID-19 pandemic forced the cancellation and postponement of events, in-person trainings and face-to-face customer and prospect meetings due to COVID-19 safety protocols. The Company spent approximately $640,000 since the pandemic began on personal protective equipment, protective barriers and enhanced social distancing measures for the safety of bank customers and employees.
As previously disclosed, in the third quarter of 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which are pending in the United States Bankruptcy Court for the Western District of Michigan. On April 27, 2021, the bankruptcy court entered an order approving an amended plan of liquidation, which was filed by the former client, other debtors and bankruptcy plan proponents, and approving the consolidation of the assets in the aforementioned cases under the Khan IOI Consolidated Estate Trust. On August 9, 2021, the liquidating trustee for the bankruptcy estates filed a complaint against the Bank and the Company, and has agreed to stay prosecution of the action through March 31, 2022. The action is focused on a series of business transactions among the client, related entities, and the Bank, which the liquidating trustee alleges are voidable under applicable federal bankruptcy and state law. The complaint also addresses treatment of the Bank’s claims filed in the bankruptcy cases. Based on current information, we have determined that a material loss is neither probable nor estimable at this time, and the Bank and the Company intend to vigorously defend themselves against all allegations asserted in the complaint.
Future noninterest expense may continue to be impacted due to the COVID-19 pandemic. For example, continued economic reopening and growth may impact balance sheet growth and resulting revenue growth which could increase the amount the Company pays in incentive-based compensation. In addition, prolonged supply chain disruptions, labor availability shortages and increased infection rates due to COVID-19 variants could halt the economic recovery and resulting elevated provision expense which may reduce net income and diluted earnings per share, a key performance metric that impacts incentive-based compensation targets.
Income Taxes
The Company recognized income tax expense in 2021 of $21.7 million, compared to $19.5 million in 2020 and $20.3 million in 2019. The effective tax rate in 2021 was 18.5% compared to 18.8% in 2020, and 18.9% in 2019. For a detailed analysis of the Company’s income taxes see Note 13 – Income Taxes.

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company under the SEC's Industry Guide 3. The following table provides certain of those disclosures.

	Year ended December 31,
	2021	2020	2019
Return on average assets	1.56%	1.55%	1.76%
Return on equity	14.19%	13.51%	15.47%
Average equity to average assets	10.96%	11.51%	11.38%
Dividend payout ratio	36.36%	36.36%	34.32%

Return on average assets is computed by dividing net income by average assets for each indicated fiscal year. Average assets is computed by adding total assets as of each date during the indicated fiscal year and dividing by the number of days in the fiscal year.

Return on average total equity is computed by dividing net income by average equity for each indicated fiscal year. Average equity is computed by adding the total equity attributable to the Company as of each date during the indicated fiscal year and dividing by the number of days in the fiscal year.

Average equity to average assets is computed by dividing average equity by average assets for each indicated fiscal year, as calculated in accordance with the previous explanation.

Dividend payout ratio is computed by dividing dividends declared per common share by earnings per diluted common share for each indicated fiscal year.

Refer to the "Financial Condition - Loan Portfolio", "Financial Condition - Sources of Funds" and "Risk Management - Loan Portfolio" sections of this MD&A and to the Notes to Consolidated Financial Statements of this Form 10-K for the other required disclosures.

FINANCIAL CONDITION
Overview
Total assets of the Company were $6.557 billion as of December 31, 2021, an increase of $726.9 million, or 12.5%, when compared to $5.830 billion as of December 31, 2020. Total loans, excluding PPP loans, increased by $24.5 million, or 0.6%, as of December 31, 2021 from $4.237 billion at December 31, 2020. Total loans outstanding decreased by $361.3 million, or 7.8%, to $4.288 billion at December 31, 2021 from $4.649 billion at December 31, 2020. PPP loans outstanding were $26.2 million as of December 31, 2021, compared to $412.0 million at December 31, 2020. The company received PPP forgiveness proceeds and borrowers' repayment of $709.5 million from the SBA for loans since the program's inception. Cash and cash equivalents increased by $433.3 million and available-for-sale securities increased by $663.7 million. Funding for the investment securities portfolio and organic loan growth came from a $698.6 million increase in total deposits as well as a $54.1 million increase in retained earnings, offset by an $10.5 million decrease in total borrowings.
Uses of Funds
Investment Portfolio
At year end 2021, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See Note 2 – Securities for more information on these investments.
Purchases of securities available-for-sale totaled $835.0 million in 2021, $216.5 million in 2020 and $129.5 million in 2019. Growth of the investment portfolio during the past three years serves to provide liquidity for the Company and provide longer duration as an offset to the short duration of the loan portfolio. The Company deployed $652 million in excess liquidity into the investment securities portfolio during 2021 and $100 million in 2020 in order to preserve net interest income in the current rate and economic environment. Investment securities represented 21% of total assets on December 31, 2021 compared to 13% on December 31, 2020 and 12% on December 31, 2019. Management expects the investment portfolio as a percent of total assets to normalize once core loan growth demand increases and investment security repayments are deployed into loan growth. Securities sales totaled $14.0 million in 2021, $8.0 million in 2020 and $57.1 million in 2019. Paydowns from prepayments and scheduled payments of $113.1 million, $90.4 million and $53.0 million were received in 2021, 2020 and 2019, and the amortization of premiums, net of the accretion of discounts, was $5.0 million, $4.0 million and $3.9 million, respectively. Maturities and calls of securities totaled $24.7 million, $7.6 million and $14.8 million in 2021, 2020 and 2019, respectively. No provision for allowance for credit loss was recorded in connection with the investment securities portfolio in 2021, and no other-than-temporary impairment was recognized in 2020 or 2019. The investment portfolio is managed to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level. The longer duration of the investment security portfolio serves to balance the shorter duration of the loan portfolio.

The weighted average yields and maturity distribution for the securities portfolio at December 31, 2021, were as follows:

	Within One Year		After One Within Five Years		After Five Years Within Ten years		After Ten Years
(fully tax equivalent basis, dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
U.S. Treasury securities	$900	0.03%	$0	0.00%	$0	0.00%	$0	0.00%
U.S. government sponsor agency	0	0.00%	0	0.00%	4,859	1.00%	138,593	1.47%
Mortgage-backed securities: residential	6,491	6.53%	21,729	3.19%	34,393	2.68%	424,063	2.03%
Mortgage-backed securities: commercial	523	2.48%	0	0.00%	0	0.00%	0	0.00%
State and municipal securities	2,804	3.38%	9,823	4.40%	50,033	3.65%	704,347	3.16%
Total Securities	$10,718	4.96%	$31,552	3.56%	$89,285	3.13%	$1,267,003	2.60%
The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.
Real Estate Mortgage Loans Held For Sale
Real estate mortgages held for sale decreased by $3.7 million to $7.5 million at December 31, 2021 from $11.2 million at December 31, 2020 as a result of reduced mortgage refinancing demand compared to refinancing activity during 2020. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells almost all of the mortgage loans it originates in the secondary market. Proceeds from sales totaled $126.4 million in 2021, $114.2 million in 2020 and $64.8 million in 2019.

Loan Portfolio
The loan portfolio by class as of December 31, 2021, 2020 and 2019 was as follows:

(dollars in thousands)	2021	2020	2019
Commercial and industrial loans:
Working capital lines of credit loans	$652,861	$626,023	$709,849
Non-working capital loans	736,608	1,165,355	717,019
Total commercial and industrial loans	1,389,469	1,791,378	1,426,868
Commercial real estate and multi-family residential loans:
Construction and land development loans	379,813	362,653	287,641
Owner occupied loans	739,371	648,019	573,665
Nonowner occupied loans	588,458	579,625	571,364
Multi-family loans	247,204	304,717	240,652
Total commercial real estate and multi-family residential loans	1,954,846	1,895,014	1,673,322
Agri-business and agricultural loans:
Loans secured by farmland	206,331	195,410	174,380
Loans for agricultural production	239,494	234,234	205,151
Total agri-business and agricultural loans	445,825	429,644	379,531
Other commercial loans	73,490	94,013	112,302
Total commercial loans	3,863,630	4,210,049	3,592,023
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	176,561	167,847	177,227
Open end and junior lien loans	156,238	163,664	186,552
Residential construction and land development loans	11,921	12,007	12,966
Total consumer 1-4 family mortgage loans	344,720	343,518	376,745
Other consumer loans	82,755	103,616	98,617
Total consumer loans	427,475	447,134	475,362
Gross loans	4,291,105	4,657,183	4,067,385
Less: Allowance for credit losses	(67,773)	(61,408)	(50,652)
Net deferred loan fees	(3,264)	(8,027)	(1,557)
Loans, net	$4,220,068	$4,587,748	$4,015,176
The ratio of loans to total loans by portfolio segment as of December 31, 2021, 2020 and 2019 was as follows:

	2021	2020	2019

Commercial and industrial loans	32.38%	38.46%	35.08%
Commercial real estate and multi-family residential loans	45.56%	40.69%	41.14%
Agri-business and agricultural loans	10.39%	9.23%	9.33%
Other commercial loans	1.71%	2.02%	2.76%
Consumer 1-4 family mortgage loans	8.03%	7.38%	9.26%
Other consumer loans	1.93%	2.22%	2.43%
Total Loans	100.00%	100.00%	100.00%

In 2021, net loan balances decreased by $367.7 million to $4.220 billion, which excludes approximately $119.4 million in loans originated for sale. PPP loans of $26.2 million are included in non-working capital loans of commercial and industrial loans at December 31, 2021. In 2020, net loan balances increased by $572.6 million to $4.588 billion, which excludes approximately $117.6 million in loans originated for sale. PPP loans of $412.0 million were included in non-working capital loans of commercial and industrial loans at December 31, 2020. In 2019, net loan balances increased by $148.9 million to $4.015 billion, which excludes approximately $66.0 million in loans originated for sale.
The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This higher percentage of commercial loans to the total portfolio was a result of the Company’s long standing strategic plan that is focused on organic expansion and growth in commercial loans. Commercial and industrial loans together with owner occupied commercial real estate loans represent 49.6% and 52.4% of total loans as of December 31, 2021 and 2020, respectively. The owner-occupied commercial real estate loans tend to represent the real estate holding of our commercial and industrial loan customers. Another significant loan segment are loans to the agri-business sector. During 2021, the Bank ranked as the third largest agricultural lender in the State of Indiana.
The residential construction and land development loans class included construction loans totaling $3.3 million and $7.2 million as of December 31, 2021 and 2020. Declines in consumer loans during 2021 resulted from paydowns due to borrower excess liquidity generated from mortgage refinancing activity and government stimulus programs. The Bank generally sells conforming mortgage loans which it originates on the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.
Repricing opportunities of the loan portfolio occur either according to predetermined float rate indices, adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2021:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Total	Percent
Within one year	$684,523	$321,456	$161,999	$16,916	$10,383	$16,176	$1,211,453	28.23%
After one year, within five years	562,309	991,600	163,406	25,429	60,723	35,949	1,839,416	42.87%
Over five years	132,075	638,156	120,085	31,145	273,461	30,341	1,225,263	28.55%
Nonaccrual loans	10,562	3,634	335	0	153	289	14,973	0.35%
Total loans	$1,389,469	$1,954,846	$445,825	$73,490	$344,720	$82,755	$4,291,105	100.00%
At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.
Based upon the table above, all loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2021 amounted to $1.241 billion and $1.824 billion, respectively.
Paycheck Protection Program
During 2020 and the first half of 2021, the Bank funded PPP loans totaling $735.6 million for its customers through the PPP programs. In addition, the Bank processed forgiveness applications for PPP loans representing 97% of loans originated. As of December 31, 2021, PPP loans outstanding, net of deferred fees, totaled $26.2 million; $3.8 million from PPP round one and $22.3 million from PPP round two. As of December 31, 2021, the SBA has approved forgiveness of, or borrowers repaid, $709.5 million in PPP loans; $566.7 million for PPP loans originated during round one and $142.8 million for PPP loans originated during round two. As of December 31, 2021, the Bank had submitted additional PPP forgiveness applications on behalf of customers in the amount of $8.3 million that were awaiting SBA approval.

	December 31, 2021
	Originated		Forgiven / Repaid		Outstanding (1)
	Number	Amount	Number	Amount	Number	Amount
PPP Round 1	2,409	$570,500	2,390	$566,682	19	$3,818
PPP Round 2	1,192	165,142	1,117	142,809	75	22,333
Total	3,601	$735,642	3,507	$709,491	94	$26,151
Bank Owned Life Insurance
Bank owned life insurance increased by $2.4 million to $97.7 million at December 31, 2021 and by $11.4 million to $95.2 million at December 31, 2020 from $83.8 million at December 31, 2019. The increase during 2021 was primarily due to investment returns on the life insurance policies of pre-existing life insurance policies. The increase during 2020 was primarily due to the purchase of additional life insurance policies on officers of the Bank. Bank owned life insurance provides investment income from the securities the life insurance is invested in and offsets benefit plan expenses for participants covered by insurance.
Sources of Funds
The average daily deposits and borrowings together with the average rates paid on those deposits and borrowings for the years ended December 31, 2021, 2020 and 2019 are summarized in the following table:

	2021		2020		2019		% Balance Change From Prior Year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2021	2020
Noninterest bearing demand deposits	$1,671,172	0.00%	$1,309,901	0.00%	$944,118	0.00%	27.58%	38.74%
Savings and transaction accounts:
Savings deposits	360,915	0.08	270,010	0.08	240,293	0.11	33.67	12.37
Interest bearing demand deposits	2,392,220	0.28	1,862,077	0.50	1,669,045	1.56	28.47	11.57
Time deposits:
Deposits of $100,000 or more	218,624	0.93	946,569	1.64	1,111,172	2.30	(76.90)	(14.81)
Other time deposits	714,353	0.81	262,040	1.66	277,896	1.92	172.61	(5.71)
Total deposits	$5,357,284	0.28%	$4,650,597	0.63%	$4,242,524	1.35%	15.20%	9.62%
FHLB advances and other borrowings	75,408	0.40	96,642	0.78	92,106	3.27	(21.97)	4.92
Total funding sources	$5,432,692	0.28%	$4,747,239	0.63%	$4,334,630	1.39%	14.44%	9.52%
Time deposits as of December 31, 2021 will mature as follows:

(dollars in thousands)	$100,000 or more	$100,000 or less	Total	% of Total
Within three months	$118,876	$38,804	$157,680	19.01%
Over three months, within six months	118,658	37,383	156,041	18.81
Over six months, within twelve months	218,642	59,377	278,019	33.52
Over twelve months	170,947	66,831	237,778	28.66
Total time certificates of deposit	$627,123	$202,395	$829,518	100.00%
Deposits
Total deposits increased by $698.6 million to $5.735 billion, comparing December 31, 2021 to December 31, 2020. The increase in deposits consisted of growth of $703.6 million in core deposit combined with a decrease of $5.0 million in brokered deposits. Total deposit growth was led by an increase of $321.9 million, or 16.6%, in commercial deposits. In addition, retail deposits increased by $259.5 million, or 13.5%, while public funds deposits increased by $122.2 million, or 10.5%. PPP loan proceeds to borrowers and government stimulus to consumers impacted the increase in deposit during 2021 as loan proceeds and stimulus payments were deposited into customer checking and savings accounts at the Bank. Proceeds from the sale of customer businesses also contributed to the increase of deposits during 2021.

Total deposits increased by $903.0 million to $5.037 billion, comparing December 31, 2020 to December 31, 2019. The growth in deposits consisted of $1.002 billion in core deposit growth offset by a decrease of $98.5 million in brokered deposits. Total deposit growth was led by an increase of $664.3 million, or 52.1%, in commercial deposits. In addition, retail deposits increased by $301.9 million, or 18.7%, while public funds deposits increased by $35.3 million, or 3.1%. The growth in deposits in 2020 resulted from increased deposit balances from new and existing customers, as well as a decreased utilization of brokered deposits. Deposit growth was impacted by excess liquidity on customer balance sheets resulting from PPP loans, due to both economic stimulus payments made to retail customers and an increase in savings rates. Core deposit growth enabled the Company to reduce reliance on wholesale funding during 2020 and 2021.

As previously noted, 22% of the Company’s deposit base is attributable to public fund entities which primarily represent customers in the Company’s geographic footprint. A majority of public fund balances represent customers with operating accounts at the Bank. A shift in funding away from public fund deposits could require the Company to execute alternative funding plans under the Contingency Funding Plan discussed in further detail under “Liquidity Risk” below. The following table presents total deposits by portfolio segment as of December 31, 2021, 2020 and 2019:

(dollars in thousands)	2021		2020		2019
Commercial	$2,262,229	39.4%	$1,940,306	38.5%	$1,276,047	30.9%
Retail	2,178,534	38.0	1,919,040	38.1	1,617,133	39.1
Public funds	1,284,641	22.3	1,162,457	23.0	1,127,111	27.2
Core deposits	$5,725,404	99.7%	$5,021,803	99.6%	$4,020,291	97.2%
Brokered deposits	10,003	0.3	15,002	0.4	113,528	2.8
Total deposits	$5,735,407	100.0%	$5,036,805	100.0%	$4,133,819	100.0%
FHLB Advances and Other Borrowings
During 2021, average total short-term borrowings decreased by $33.9 million to $408,000, primarily due to lower short-term FHLB borrowings and lower usage of the Company's holding company line of credit. Ending balances of short-term and miscellaneous borrowings decreased $10.5 million during 2021 to $0. The decrease was due to the payoff of the Company's holding company line of credit which was used in connection with its share repurchase activity during 2020. The holding company's line repayment was funded by a dividend from the Bank. There was no share repurchase activity during 2021.
Short-term FHLB borrowings are used to fund short-term balance sheet growth due to the flexible nature of the financial instrument and allow the Company to prudently fund commercial or retail loans when opportunities are presented. Average total long-term borrowings increased by $12.7 million to $75.0 million, due to a $75.0 million long-term FHLB borrowing taken in 2020 that was outstanding for all of 2021.
During 2020, average total short-term borrowings decreased by $27.0 million to $34.3 million, primarily due to the payoff of outstanding short-term FHLB borrowings. During 2020, the Company utilized $10.5 million of the holding company's $30.0 million revolving line of credit in connection with its share repurchase activity. Average total long-term borrowings increased by $31.5 million to $62.3 million, primarily due to a $75.0 million long-term FHLB borrowing offset by the repayment of the Company's subordinated debentures in December 2019.
Capital
The Company believes that a strong, appropriately managed capital position is critical to support continued growth of loans and earnings. Capital is used primarily to fund continued organic loan growth and to support dividends to shareholders. The Company had a total risk-based capital ratio of 15.4%, a Tier I risk-based capital ratio of 14.1% and a common Tier 1 risk-based capital ratio of 14.1% as of December 31, 2021. These ratios met or exceeded the Federal Reserve Bank’s “well-capitalized” minimums of 10.0%, 8.0% and 6.5%, respectively. The Company also had a Tier 1 leverage ratio of 10.7% and a tangible equity ratio of 10.7%. See Note 16 – Capital Requirements for more information.
The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 7.3% to $704.9 million as of December 31, 2021 from $657.2 million as of December 31, 2020. The Company earned $95.7 million in 2021 and $84.3 million in 2020. The Company declared cash dividends of $1.36 per share in 2021, which decreased equity by $34.7 million. The Company declared cash dividends of $1.20 per share in 2020, which decreased equity by $30.6 million. The change in accumulated other comprehensive income in 2021 was due to changes in the fair values of available-for-sale securities and the defined benefit pension which decreased equity by $11.7 million in 2021 compared to an increase of $15.7 million in 2020. The impact to equity due to other comprehensive income (loss) is not included in regulatory capital. In addition, during March of 2020 the Company repurchased 289,101 shares of its common stock for $10.0 million.
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
Investment Portfolio
The Company’s investment portfolio consists of U.S. treasuries, government agencies and municipal bonds subject to an investment security policy that is approved annually by the Board. During 2021, purchases in the securities portfolio consisted of primarily municipal bonds, agency securities and mortgage-backed securities. As of December 31, 2021, the Company’s investment in U.S government sponsored mortgage-backed securities represented approximately 35% of total securities consisting of Collateralized Mortgage Obligations, Commercial Mortgage-Backed Securities and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company in 2021 were within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. As of December 31, 2021, all mortgage-backed securities were performing in a manner consistent with management’s expectations at time of purchase. Municipal securities represent 55% of total securities as of December 31, 2021 and were rated investment grade at the time of purchase and continue to be rated investment grade. The Company uses analytics provided by its third party portfolio advisor to evaluate and monitor credit risk for all investments on a quarterly basis. Based upon these analytics as of December 31, 2021, the securities in the available-for-sale portfolio had approximately a 4.6 year effective duration. The analysis indicated a negative 16.06% change in market value in the event of a 300 basis point upward, instantaneous rate shock and an approximate positive 3.90% change in market value in the event of a 100 basis point downward, instantaneous rate shock.
Loan Portfolio
The Company has a relatively high percentage of commercial and commercial real estate loans extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area and by obtaining personal loan guarantees.
There were no loan concentrations within industries, which exceeded ten percent of total loans, except commercial real estate and manufacturing. Commercial real estate was $1.955 billion, or 45.6%, of total loans and manufacturing was $438.8 million, or 10.2%, of total loans at December 31, 2021. The owner occupied commercial real estate portfolio generally represents the financing of factories and operational facilities for the Bank's commercial and industrial borrowers. The Company’s in-house lending limit was raised from $30.0 million to $40.0 million during 2020. Manufacturing loans are included in the commercial and industrial loans total and are well diversified by industry. Agri-business and agricultural loans represent 10.4% of total loans as of December 31, 2021 and are not concentrated to any agricultural sector. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its geographic market areas and to diverse industries.

The following is a summary of nonperforming loans as of December 31, 2021 and 2020.

(dollars in thousands)	2021	2020
Amount of loans outstanding, net of deferred fees, December 31,	$4,287,841	$4,649,156

Commercial and industrial loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans(1)	10,562	5,893
Subtotal nonperforming loans	10,562	5,893
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans(1)	3,634	5,047
Subtotal nonperforming loans	3,634	5,047
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans(1)	335	428
Subtotal nonperforming loans	335	428
Other commercial loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans(1)	0	0
Subtotal nonperforming loans	0	0
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	117	116
Nonaccrual loans(1)	153	618
Subtotal nonperforming loans	270	734
Other consumer loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans(1)	289	0
Subtotal nonperforming loans	289	0
Total nonperforming loans	$15,090	$12,102

Ratio:
Nonperforming loans to total loans	0.35%	0.26%
(1)Includes nonaccrual troubled debt restructured loans.

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate owned and repossessions, the total of which amounted to $15.3 million and $12.4 million at December 31, 2021 and 2020, respectively. Nonperforming loans increased by $3.0 million during 2021, due primarily to the downgrade of one commercial loan relationship. The relationship is a shared national credit participation of $5.2 million to a commercial borrower that operates grain elevators and handles feed processing and merchandising of agriculture products. Loans to this borrower are secured by a blanket lien on all assets, including buildings, inventory, accounts receivable and equipment. This loan is current on interest and principal payments through December 2021. As of December 31, 2021, management believed that there were no significant foreseeable losses relating to nonperforming assets, except as discussed below.
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
A loan is individually analyzed when full payment under the original loan terms is not expected. Reserves are evaluated in total for smaller-balance loans of similar nature not in nonaccrual or troubled debt restructured status such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flow or at the fair value of collateral if repayment is expected solely from the collateral.
Total nonperforming loans were $15.1 million, or 0.35% of total loans, at year end 2021 versus $12.1 million, or 0.26% of total loans, at year end 2020. There were 34 loans totaling $25.6 million classified as individually analyzed as of December 31, 2021 versus 39 loans totaling $20.2 million at the end of 2020. The increase in individually analyzed loans during 2021 resulted primarily from the downgrade of one commercial loan relationship. The relationship is a shared national credit participation of $5.2 million to a commercial borrower that operates grain elevators and handles feed processing and merchandising of agriculture products. Loans to this borrower are secured by a blanket lien on all assets, including buildings, inventory, accounts receivable and equipment. This loan is current on interest and principal payments through December 2021.
Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced below market rates and/or other concessions to market terms are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.
As of December 31, 2021, there were 27 loans totaling $11.3 million renegotiated as troubled debt restructurings of which $217,000 were modified in 2021. Of these loans, $6.2 million were included in nonaccrual loans in the previous table and the remaining $5.1 million were performing under their modified terms. As of December 31, 2020, there were 31 loans totaling $11.7 million renegotiated as troubled debt restructurings of which $5.5 million were modified in 2020. Of these loans, $6.5 million were included in nonaccrual loans in the previous table and the remaining $5.2 million were performing under their modified terms. The Company has no commitments to lend additional funds to any of the borrowers.

The following is a summary of the credit loss experience for the years ended December 31, 2021, 2020 and 2019.

(dollars in thousands)	2021	2020	2019
Amount of loans outstanding, net of deferred fees, December 31,	$4,287,841	$4,649,156	$4,065,828
Average daily loans outstanding during the year ended December 31,	$4,421,094	$4,424,472	$3,974,532
Allowance for credit losses, January 1,	$61,408	$50,652	$48,453

Impact of adopting ASC 326	9,050	0	0
Loans charged-off:
Commercial and industrial loans	5,575	4,524	1,447
Commercial real estate and multi-family residential loans	70	72	17
Agri-business and agricultural loans	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans	51	141	110
Other consumer loans	287	516	336
Total loans charged-off	5,983	5,253	1,910
Recoveries of loans previously charged-off:
Commercial and industrial loans	1,559	428	459
Commercial real estate and multi-family residential loans	14	315	161
Agri-business and agricultural loans	320	0	8
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans	122	333	123
Other consumer loans	206	163	123
Total recoveries	2,221	1,239	874
Net loans charged-off (recovered)	3,762	4,014	1,036
Provision for credit loss charged to expense	1,077	14,770	3,235
Balance, December 31,	$67,773	$61,408	$50,652

Ratios:
Net charge-offs to average daily loans outstanding:
Commercial and industrial loans	0.09%	0.09%	0.02%
Commercial real estate and multi-family residential loans	0.00	0.00	0.00
Agri-business and agricultural loans	0.00	0.00	0.00
Other commercial loans	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	0.00	0.00	0.00
Other consumer loans	0.00	0.00	0.01
Total ratio of net charge-offs (recoveries)	0.09%	0.09%	0.03%

Allowance for credit losses on loans to:
Total loans	1.58%	1.32%	1.25%
Total loans (excluding PPP loans)	1.59%	1.45%	1.25%
Nonperforming loans	449.13%	507.42%	270.58%

The following is a summary of the allocation for credit losses as of December 31, 2021 and 2020.

(dollars in thousands)	2021	2020
Allocated allowance for credit losses:
Commercial and industrial loans	$30,595	$28,333
Commercial real estate and multi-family residential loans	26,535	22,907
Agri-business and agricultural loans	5,034	3,043
Other commercial loans	1,146	416
Consumer 1-4 family mortgage loans	2,866	2,619
Other consumer loans	1,147	951
Total allocated allowance for credit losses	67,323	58,269
Unallocated allowance for credit losses	450	3,139
Total allowance for credit losses	$67,773	$61,408
At December 31, 2021, the allowance for credit losses was 1.58% of total loans outstanding, versus 1.32% of total loans outstanding at December 31, 2020 under the incurred loss model. The allowance for credit losses was 1.59% of total loans outstanding, excluding PPP loans of $26.2 million, as of December 31, 2021 versus 1.45% of total loans outstanding, excluding PPP loans of $412.0 million, as of December 31, 2020. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for credit losses calculation. Management believes the allowance for credit losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions fail to recover or continue to deteriorate due to the COVID-19 pandemic or the current economic environment, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying expected credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover expected credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the credit loss reserve includes the considerations below.
Loans are charged against the allowance for credit losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate for expected credit losses relating to specifically identified loans based on an evaluation of the loans by management, as well as other expected credit losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current and forecasted economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of qualitative and environmental allowance is determined after considering the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality, changes in collateral strength and current economic conditions that may affect the borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans: Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s policy is to establish a specific allowance for credit losses for any assets where management has identified conditions or circumstances that indicate an asset is nonperforming. If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specific allocations for credit losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount.
At December 31, 2021, on the basis of management’s review of the loan portfolio, the Company had 81 credits totaling $234.5 million on the classified loan list versus 96 credits totaling $286.1 million on December 31, 2020. These amounts represent outstanding balances, excluding deferred fees and costs. The decrease in classified loans during 2021 reflects the improved economic outlook some of the Company’s borrowers are experiencing, particularly in the hotel and entertainment industries as the economy continues to reopen. As of December 31, 2021, the Company had $176.6 million of assets classified as Special Mention, $57.9 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $251.9 million, $34.3 million, $0 and $0, respectively, at December 31, 2020. The balances reported in Note 4 – Allowance for Credit Losses and Credit Quality include deferred fees and costs.

Included in the classified loan amounts for December 31, 2021 above were the following troubled debt restructured loans: 13 mortgage loans totaling $1.2 million with total allocations of $209,000 and 7 commercial loans totaling $3.9 million with total allocations of $1.6 million. Included in the classified loan amounts for December 31, 2020 above were the following troubled debt restructured loans: 12 mortgage loans totaling $1.1 million with total allocations of $220,000, and 12 commercial loans totaling $8.9 million with total allocations of $4.1 million.

In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due at the time of deferral were not considered trouble debt restructurings as of December 31, 2021. This provision expired January 1, 2022 under the Consolidated Appropriations Act, 2021. At the time of the expiration of the provision, one retail borrower in the amount of $11,000 had a COVID-19 related deferral and was not considered to be a troubled debt restructuring.
Allowance estimates are developed by management taking into account actual loss experience, subject to a floor, adjusted for current economic conditions and a reasonably supportable forecast period. The Company has regular discussions regarding this methodology with regulatory authorities. Allowance estimates are considered a prudent measurement of the risk in the Company's loan portfolio based upon loan segment. In accordance with CECL accounting guidance, the allowance is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amounts. For a more thorough discussion of the allowance for credit losses methodology see the Critical Accounting Policies section of this Item 2.

The allowance for credit losses increased 10.4%, or $6.4 million, from $61.4 million at December 31, 2020 to $67.8 million at December 31, 2021 due to the day one impact of the adoption of CECL which increased the allowance for credit losses by $9.1 million. Pooled loan allocations increased $8.9 million from $50.2 million at December 31, 2020 to $58.7 million at December 31, 2021. The unallocated component of the allowance for credit losses was $450,000 at December 31, 2021, which decreased from $3.1 million reported at December 31, 2020, and decreased primarily due to changes in methodology as a result of the adoption of the CECL standard. The unallocated component of the allowance for credit losses incorporates the Company’s judgmental determination of expected losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends and trends in the composition of the Company’s large commercial loan portfolio and related large dollar exposures to individual borrowers.
The Company has experienced growth in total loans, excluding PPP loans, over the last several years with organic growth exclusive of PPP loans of $24.5 million, or 0.6%, from December 31, 2020 to December 31, 2021. The concentration of this loan growth was in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining credit loss allocations. Management believes that it is prudent to continue to provide for credit losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.
Watch list loans were $51.7 million lower at $234.5 million as of December 31, 2021, compared to $286.1 million at December 31, 2020. Watch list loans represent 5.47% of total loans at December 31, 2021 compared to 6.15% at December 31, 2020. Watch list loans excluding PPP loans, were 5.50% of total loans at December 31, 2021 compared to 6.75% at December 31, 2020. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for credit losses calculation. The reduction in watchlist loans resulted primarily from upgrades of $62.3 million and payoffs of $2.4 million. The Company's continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative portion in loan work-out situations.
Liquidity Risk
Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. Liquidity is monitored and closely managed by the ALCO Committee.
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run- off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. The cash flow from the securities portfolio is expected to provide approximately $143.2 million of potential contingent funding in 2022.

During 2021, the Company experienced excess levels of liquidity as a result of strong core deposit growth. Management expects the excess liquidity to dissipate over time as depositors utilize the excess funds.
The Company has approval of $3.218 billion in secondary funding sources available as of December 31, 2021, of which $85.0 million was utilized. The Company had $350.0 million of availability in federal funds lines with eleven correspondent banks, none of which was drawn on as of December 31, 2021. The Company has Board approval to borrow up to $800.0 million at the FHLB, but, given the Company’s current collateral structure and outstanding borrowings as of December 31, 2021, the Company could have only borrowed up to $227.8 million under this authority based on utilization of $75.0 million of advances at December 31, 2021. The Company also has additional collateral that could be pledged to the FHLB of $544.9 million as of December 31, 2021 to generate additional liquidity. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $616.5 million given its current collateral structure at the Federal Reserve Bank discount window program and the terms of these facilities at December 31, 2021, with no balances outstanding at December 31, 2021. The Company also has established relationships in the brokered time deposit and brokered money market sectors, as well as the IntraFi Network CD Option One-Way Buy program, to access these funds when desired with settlement of funds in one to two weeks’ time. Additionally, the Bank has entered agreements with IntraFi Network relative to their Insured Cash Sweep One-Way Buy program. As of December 31, 2021, the total amount available to the Bank via this program was $100.0 million, of which $10.0 million was drawn on. The Bank is also a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an ‘offer’ out to sell that day. As of December 31, 2021, the total amount approved for the Bank via AFX banks was $319.0 million and none was outstanding at year end.
The Company had all of its securities in the available-for-sale portfolio at December 31, 2021, allowing the Company maximum flexibility to sell securities to meet funding demands. Management believes the majority of the securities in the available- for-sale portfolio are of high quality and marketable. Approximately 45% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.
The Company has a formalized Contingency Funding Plan (“CFP”). The Board and management recognize the importance of liquidity during times of normal operations and in times of stress. The CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, the Federal Reserve Bank, brokered deposits, one-way buy products via the IntraFi Network (CD Option and ICS) and Fed Funds. The CFP also addresses the Bank’s ability to liquidate its securities portfolio. The CFP funding sources at the holding company level include a holding company committed line of credit, as well as the ability to transfer securities from the investment subsidiary of the Bank to the Company. The Company’s committed line of credit has availability up to $30.0 million, of which $0 was drawn upon as of December 31, 2021.
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
The following table discloses information on the maturity of the Company’s contractual long-term obligations as of December 31, 2021.

	Payments Due by Period
(dollars in thousands)	Total	One year or less	1-3 years	3-5 years	After 5 years
Operating leases	$4,696	$595	$1,228	$1,257	$1,616
Pension and SERP plans	2,529	323	629	580	997
Total contractual long-term cash obligations	$7,225	$918	$1,857	$1,837	$2,613

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
The following table discloses information on the maturity of the Company’s commitments.

	Amount of Commitment Expiration Per Period
(dollars in thousands)	Total Amount Committed	One year or less	Over one year
Unused loan commitments	$2,287,659	$1,290,509	$997,150
Standby letters of credit	55,336	53,009	2,327
Total commitments and letters of credit	$2,342,995	$1,343,518	$999,477
Interest Rate Risk
Interest rate risk is the risk that the estimated fair value of the Company’s assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.
Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest bearing assets on December 31, 2021 and using changes in the interest rate environment over a one-year period, the net interest margin could be expected to decline in a falling interest rate environment and increase in a rising interest rate environment. Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board.
During the entirety of 2021 the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) kept the target federal funds rate at a range of 0% to .25%. There has been no movement in the target federal funds rate since March 2020. The Committee announced and implemented in late 2021 the beginning of their bond taper process relative to their purchases of treasury and mortgage-backed securities; this tapering is now expected to conclude in early 2022. The FOMC statement released for the meeting in December 2021 was relatively positive with the Fed suggesting the economy continues to strengthen and characterized the labor markets as solid, while they did also note that risks to the economic outlook remain including from new variants of the COVID-19 virus. The updated economic projections released at the December meeting project three quarter point rates increases in 2022, another three in 2023 and two more in 2024. Additionally, the longer run Fed median forecast for the federal funds rate was left unchanged at 2.50%. The combined result of the decrease in the yield on earning assets offset by a decrease in the cost of funding earning assets led to decrease in the net interest margin from 3.19% for 2020 to 3.07% for 2021 given the Company’s asset sensitive balance sheet. The Company’s yield on earning assets decreased 44 basis points during 2021 as assets repriced at lower rates due to the low rate environment and competitive markets for commercial loan pricing and excess liquidity was deployed into the investment portfolio. The commercial loan portfolio represents 90% of the total loan portfolio. Approximately 69% of the commercial loan portfolio are variable rate loans which are primarily indexed to 30 day LIBOR, Prime and FHLB indices. The rate paid on deposit accounts and purchased funds decreased 35 basis points for 2021 mainly due to time deposit repricing and decreased rates paid on public fund accounts, including transactional accounts and time deposit accounts, as these accounts are typically more sensitive to interest rates. The realized decrease in the rate paid on deposit accounts and purchased funds was benefited by an increase in the average balance of non-interest bearing demand deposit accounts for 2021 verses 2020, which was largely influenced by PPP Round 2 loan proceeds deposited into borrower checking and savings accounts at the Bank, as well as an overall increase in the savings rate and continued economic stimulus payments.

Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2022 in response to the continued COVID-19 pandemic, inflation, economic conditions and geopolitical concerns, the results of any of the administration’s changes to economic policy and laws, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services. In general, we expect loans to reprice quicker than deposits in a rising and falling rate environment as quantified in the sensitivity to market rates table in Item 7A.
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

	2021
	Principal/Notional Amount Maturing in:
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Fair Value 12/31/2021
Rate sensitive assets:
Fixed interest rate loans	$592,512	$330,646	$211,989	$111,048	$80,375	$55,605	$1,382,175	$1,345,499
Average interest rate	4.03%	4.16%	4.03%	4.04%	3.46%	4.20%
Variable interest rate loans	$1,416,485	$522,053	$248,960	$164,309	$179,165	$374,694	$2,905,666	$2,896,218
Average interest rate	3.33%	3.36%	3.31%	3.22%	2.90%	3.19%
Total loans	$2,008,997	$852,699	$460,949	$275,357	$259,540	$430,299	$4,287,841	$4,241,717
Average interest rate	3.54%	3.67%	3.64%	3.55%	3.08%	3.32%
Fixed interest rate securities	$170,849	$107,061	$88,326	$87,234	$98,408	$824,969	$1,376,847	$1,398,458
Average interest rate	2.16%	1.86%	1.75%	2.02%	2.26%	2.10%
Variable interest rate securities	$28	$20	$15	$11	$8	$18	$100	$100
Average interest rate	4.27%	4.27%	4.27%	4.27%	4.27%	4.27%
Other interest-bearing assets	$631,410	$0	$0	$0	$0	$0	$631,410	$631,410
Average interest rate	0.16%	0.00%	0.00%	0.00%	0.00%	0.00%
Total earning assets	$2,811,284	$959,780	$549,290	$362,602	$357,956	$1,255,286	$6,296,198	$6,271,685
Average interest rate	2.69%	3.47%	3.33%	3.18%	2.85%	2.52%
Rate sensitive liabilities:
Noninterest bearing checking	$370,382	$171,055	$151,923	$134,874	$119,720	$947,527	$1,895,481	$1,895,481
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$609,882	$228,064	$201,375	$178,402	$158,659	$1,634,026	$3,010,408	$3,010,408
Average interest rate	0.26%	0.24%	0.24%	0.24%	0.24%	0.26%
Time deposits	$591,740	$174,035	$37,600	$13,704	$12,091	$348	$829,518	$833,617
Average interest rate	0.46%	68.00%	2.21%	0.96%	0.63%	0.49%
Total deposits	$1,572,004	$573,154	$390,898	$326,980	$290,470	$2,581,901	$5,735,407	$5,739,506
Average interest rate	0.27%	0.30%	0.34%	0.17%	0.16%	0.16%
Fixed interest rate borrowings	$0	$0	$0	$0	$0	$75,000	$75,000	$66,118
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.39%
Variable interest rate borrowings	$0	$0	$0	$0	$0	$0	$0	$0
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total funds	$1,572,004	$573,154	$390,898	$326,980	$290,470	$2,656,901	$5,810,407	$5,805,624
Average interest rate	0.27%	0.30%	0.34%	0.17%	0.16%	0.16%
Interest rate sensitivity gap by period	$1,239,280	$386,626	$158,392	$35,622	$67,486	$(1,401,615)
Cumulative rate sensitivity gap	$1,239,280	$1,625,906	$1,784,298	$1,819,920	$1,887,406	$485,791
Cumulative rate sensitivity ratio
at December 31, 2021	178.8%	167.5%	140.5%	110.9%	123.2%	47.2%
at December 31, 2020	155.5%	220.8%	163.6%	95.4%	84.5%	33.9%
The Company utilizes computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company’s asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools: GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling, which are constructed, presented and monitored quarterly. Management believes that the Company’s liquidity and interest sensitivity position at December 31, 2021, remained adequate to meet the Company’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places a greater level of credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company’s management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2021 for the next 12 months using a scenario in which interest rates remained unchanged was a negative 1.36% of earning assets.
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
Results for the base, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at December 31, 2021. The net interest income shown represents cumulative net interest income over a twelve-month time horizon.

(dollars in thousands)	Base	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$176,889	$174,020	$179,790	$182,865	$189,032	$202,781	$216,499
Variance from Base		$(2,869)	$2,901	$5,976	$12,143	$25,892	$39,610
Percent of change from Base		(1.62)%	1.64%	3.38%	6.86%	14.64%	22.39%
For more information on the Company’s interest rate sensitivity see the Interest Rate Risk discussion in Item 7A. above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of Lakeland Financial Corporation
Warsaw, Indiana
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses (ACL) – Qualitative Adjustments
As described in Notes 1 and 4 to the consolidated financial statements and referred to in the change in accounting principle explanatory paragraph above, the Company adopted ASC 326 as of January 1, 2021, which among other things, required the Company to recognize expected credit losses over the contractual lives of financial asset carried at amortized costs, including loans receivables, utilizing the Current Expected Credit Losses (“CECL”) methodology. As of December 31, 2021, the ACL balance was $67,773,000. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. The Company utilized a Probability of Default/ Loss Given Default model derived from historical charge-off data to construct a loss rate for each identified loan segment. The loss rates, subject to a floor, are then adjusted, for reasonable and supportable forecasts of relevant economic indicators as well as other environmental factors based on the risks present for each portfolio segment. The environmental factors (“qualitative adjustments”) include consideration of economic conditions and portfolio trends.
We have identified auditing the qualitative adjustments as a critical audit matter as management’s determination of the qualitative adjustments used in the ACL is subjective and involves significant management judgments; and our audit procedures related to the qualitative adjustments involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.
The primary procedures we performed to address this critical audit matter included:
•Testing the effectiveness of controls over the qualitative adjustments used in the ACL calculation including controls addressing the:
◦Significant assumptions and judgments applied in the development of the qualitative adjustments.
◦Mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.
•Substantively testing management's determination of the qualitative adjustments used in the ACL estimate, including:
◦Testing management’s process for developing the qualitative adjustments, which included assessing the relevance and reliability of data used to develop the qualitative adjustments, including evaluating their judgments and assumptions for reasonableness. Among other procedures, our evaluation considered evidence from internal and external sources.
◦Analytically evaluating the qualitative adjustments for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.

◦Testing the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.
/s/ Crowe LLP
We have served as the Company’s auditor since 1983.
South Bend, Indiana
February 23, 2022

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

December 31	2021	2020
ASSETS
Cash and due from banks	$51,830	$74,457
Short-term investments	631,410	175,470
Total cash and cash equivalents	683,240	249,927

Securities available-for-sale (carried at fair value)	1,398,558	734,845
Real estate mortgage loans held-for-sale	7,470	11,218

Loans, net of allowance for credit losses of $67,773 and $61,408	4,220,068	4,587,748

Land, premises and equipment, net	59,309	59,298
Bank owned life insurance	97,652	95,227
Federal Reserve and Federal Home Loan Bank Stock	13,772	13,772
Accrued interest receivable	17,674	18,761
Goodwill	4,970	4,970
Other assets	54,610	54,669
Total assets	$6,557,323	$5,830,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest bearing deposits	$1,895,481	$1,538,331
Interest bearing deposits	3,839,926	3,498,474
Total deposits	5,735,407	5,036,805

Borrowings
Federal Home Loan Bank advances	75,000	75,000
Miscellaneous borrowings	0	10,500
Total borrowings	75,000	85,500

Accrued interest payable	2,619	5,959
Other liabilities	39,391	44,987
Total liabilities	5,852,417	5,173,251

Commitments, off-balance sheet risks and contingencies (Notes 1 and 18)

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,777,609 shares issued and 25,300,793 outstanding as of December 31, 2021
25,713,408 shares issued and 25,239,748 outstanding as of December 31, 2020	120,615	114,927
Retained earnings	583,134	529,005
Accumulated other comprehensive income	16,093	27,744
Treasury stock, at cost (476,816 shares and 473,660 shares as of December 31, 2021 and 2020, respectively)	(15,025)	(14,581)
Total stockholders’ equity	704,817	657,095
Noncontrolling interest	89	89
Total equity	704,906	657,184
Total liabilities and equity	$6,557,323	$5,830,435
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)

Years Ended December 31	2021	2020	2019
NET INTEREST INCOME
Interest and fees on loans
Taxable	$170,081	$176,538	$196,733
Tax exempt	470	647	951
Interest and dividends on securities
Taxable	9,086	6,973	8,909
Tax exempt	13,033	8,577	7,127
Interest on short-term investments	549	368	1,490
Total interest income	193,219	193,103	215,210

Interest on deposits	14,827	29,342	57,148
Interest on borrowings
Short-term	7	506	1,311
Long-term	297	247	1,704
Total interest expense	15,131	30,095	60,163

NET INTEREST INCOME	178,088	163,008	155,047

Provision for credit losses	1,077	14,770	3,235

NET INTEREST INCOME AFTER PROVISION FOR
CREDIT LOSSES	177,011	148,238	151,812

NONINTEREST INCOME
Wealth advisory fees	8,750	7,468	6,835
Investment brokerage fees	1,975	1,670	1,687
Service charges on deposit accounts	10,608	10,110	15,717
Loan and service fees	11,922	10,085	9,911
Merchant and interchange fee income	3,023	2,408	2,641
Bank owned life insurance income	2,467	2,105	1,890
Interest rate swap fee income	1,035	5,089	1,691
Mortgage banking income	1,418	3,911	1,626
Net securities gains	797	433	142
Other income	2,725	3,564	2,857
Total noninterest income	44,720	46,843	44,997

NONINTEREST EXPENSE
Salaries and employee benefits	57,882	49,413	48,742
Net occupancy expense	5,728	5,851	5,295
Equipment costs	5,530	5,766	5,521
Data processing fees and supplies	12,674	11,864	10,407
Corporate and business development	4,262	3,093	4,371
FDIC insurance and other regulatory fees	2,242	1,707	638
Professional fees	7,064	5,314	4,644
Other expense	8,905	8,197	9,806
Total noninterest expense	104,287	91,205	89,424

INCOME BEFORE INCOME TAX EXPENSE	117,444	103,876	107,385
Income tax expense	21,711	19,539	20,338
NET INCOME	$95,733	$84,337	$87,047

BASIC WEIGHTED AVERAGE COMMON SHARES	25,475,994	25,469,242	25,588,404

BASIC EARNINGS PER COMMON SHARE	$3.76	$3.31	$3.40

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,620,105	25,573,941	25,758,893

DILUTED EARNINGS PER COMMON SHARE	$3.74	$3.30	$3.38
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

Years Ended December 31	2021	2020	2019
Net income	$95,733	$84,337	$87,047
Other comprehensive income (loss)
Change in securities available -for-sale:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(14,553)	20,148	23,438
Reclassification adjustment for (gains) losses included in net income	(797)	(433)	(142)
Net securities gain (loss) activity during the period	(15,350)	19,715	23,296
Tax effect	3,224	(4,140)	(4,893)
Net of tax amount	(12,126)	15,575	18,403
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	390	(105)	(409)
Amortization of net actuarial loss	242	251	205
Net gain (loss) on activity during the period	632	146	(204)
Tax effect	(157)	(36)	51
Net of tax amount	475	110	(153)
Total other comprehensive income (loss), net of tax	(11,651)	15,685	18,250
Comprehensive income	$84,082	$100,022	$105,297
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands, except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity	Interest	Equity

Balance at January 1, 2019	25,128,773	$112,383	$419,179	$(6,191)	$(3,756)	$521,615	$89	$521,704
Adoption of ASU 2017-08			(1,327)			(1,327)		(1,327)
Net income			87,047			87,047		87,047
Other comprehensive income, net of tax				18,250		18,250		18,250
Cash dividends declared, $1.16 per share			(29,652)			(29,652)		(29,652)
Cashless exercise of warrants	224,066	0				0		0
Treasury shares purchased under deferred
directors’ plan	(11,481)	515			(515)	0		0
Treasury shares sold and distributed under deferred
directors’ plan	5,699	(118)			118	0		0
Stock activity under equity incentive plans	97,218	(2,109)				(2,109)		(2,109)
Stock based compensation expense		4,187				4,187		4,187
Balance at December 31, 2019	25,444,275	$114,858	$475,247	$12,059	$(4,153)	$598,011	$89	$598,100
Net income			84,337			84,337		84,337
Other comprehensive income, net of tax				15,685		15,685		15,685
Cash dividends declared, $1.20 per share			(30,579)			(30,579)		(30,579)
Treasury shares purchased under share repurchase plan	(289,101)	0			(10,012)	(10,012)		(10,012)
Treasury shares purchased under deferred
directors’ plan	(11,566)	535			(535)	0		0
Treasury shares sold and distributed under deferred
directors’ plan	5,748	(119)			119	0		0
Stock activity under equity incentive plans	90,392	(2,137)				(2,137)		(2,137)
Stock based compensation expense		1,790				1,790		1,790
Balance at December 31, 2020	25,239,748	$114,927	$529,005	$27,744	$(14,581)	$657,095	$89	$657,184
Impact of adopting ASC 326, net of tax			(6,951)			(6,951)		(6,951)
Net income			95,733			95,733		95,733
Other comprehensive loss, net of tax				(11,651)		(11,651)		(11,651)
Cash dividends declared, $1.36 per share			(34,653)			(34,653)		(34,653)
Treasury shares purchased under deferred
directors’ plan	(8,820)	559			(559)	0		0
Treasury shares sold and distributed under deferred
directors’ plan	5,664	(115)			115	0		0
Stock activity under equity incentive plans	64,201	(1,914)				(1,914)		(1,914)
Stock based compensation expense		7,158				7,158		7,158
Balance at December 31, 2021	25,300,793	$120,615	$583,134	$16,093	$(15,025)	$704,817	$89	$704,906
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Years Ended December 31	2021	2020	2019
Cash flows from operating activities:
Net income	$95,733	$84,337	$87,047
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	6,105	6,042	5,930
Provision for credit losses	1,077	14,770	3,235
Net loss on sale and write down of other real estate owned	67	0	0
Amortization of loan servicing rights	2,282	772	528
Net change in loan servicing rights valuation allowance	0	715	0
Loans originated for sale	(119,439)	(117,600)	(66,008)
Net gain on sales of loans	(4,376)	(4,510)	(2,043)
Proceeds from sale of loans	126,391	114,244	64,820
Net (gain) loss on sale of premises and equipment	43	86	(3)
Net (gain) loss on sales and calls of securities available-for-sale	(797)	(433)	(142)
Net amortization of available -for-sale securities	4,959	3,998	3,947
Stock based compensation expense	7,158	1,790	4,187
Earnings on life insurance	(2,467)	(2,105)	(1,890)
Gain on life insurance	(415)	(730)	(841)
Tax benefit of stock award issuances	(330)	(71)	(529)
Net change:
Interest receivable and other assets	(1,852)	(6,315)	(4,733)
Interest payable and other liabilities	(371)	(7,762)	6,534
Total adjustments	18,035	2,891	12,992
Net cash from operating activities	113,768	87,228	100,039
Cash flows from investing activities:
Proceeds from sale of securities available- for-sale	13,964	8,018	57,114
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	137,812	97,998	67,818
Purchases of securities available-for-sale	(835,001)	(216,478)	(129,453)
Purchase of life insurance	(711)	(10,409)	(5,552)
Net increase in total loans	356,660	(587,377)	(152,119)
Proceeds from sales of land, premises and equipment	8	658	14
Purchases of land, premises and equipment	(6,167)	(5,719)	(7,998)
Proceeds from sales of other real estate owned	946	0	0
Proceeds from life insurance	943	1,285	1,483
Net cash from investing activities	(331,546)	(712,024)	(168,693)
Cash flows from financing activities:
Net increase in total deposits	698,602	902,986	89,754
Net increase (decrease) in short-term borrowings	(10,500)	10,500	(75,555)
Payments on short-term FHLB borrowings	0	(170,000)	0
Payments on long-term FHLB borrowings	0	0	0
Proceeds from long-term FHLB borrowings	0	75,000	0
Payments on subordinated debentures	0	0	(30,928)
Common dividends paid	(34,640)	(30,566)	(29,639)
Preferred dividends paid	(13)	(13)	(13)
Payments related to equity incentive plan	(1,914)	(2,137)	(2,109)
Purchase of treasury stock	(559)	(10,547)	(515)
Sales of treasury stock	115	119	118
Net cash from financing activities	651,091	775,342	(48,887)
Net change in cash and cash equivalents	433,313	150,546	(117,541)
Cash and cash equivalents at beginning of the year	249,927	99,381	216,922
Cash and cash equivalents at end of the year	$683,240	$249,927	$99,381
Cash paid during the year for:
Interest	$18,471	$35,740	$58,964
Income taxes	25,947	19,355	21,035
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	893	35	0
Property transferred to held for sale	0	0	0
Right-of-use assets obtained in exchange for lease liabilities	0	0	5,483
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
The Company provides financial services through the Bank, a full-service commercial bank with 51 branch offices in fifteen counties in Northern and Central Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as mobile business banking and online treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.
Use of Estimates:
To prepare financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ.
Cash Flows:
Cash and cash equivalents include cash, demand deposits in other financial institutions and short-term investments and certificates of deposit with maturities of 90 days or less. Cash flows are reported net for customer loan and deposit transactions, and certain short-term borrowings.
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
Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, nature of the security, the underlying collateral, and the financial condition of the issuer, among other factors. If this assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for available-for-sale securities losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for available-for-sale securities losses is recognized in other comprehensive income (loss).

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Changes in the allowance for available-for-sale securities are recorded as a component of credit loss expense. Losses are charged against the allowance for available-for-sale securities losses when management believes the uncollectibility of available-for-sale security is confirmed or when either criteria regarding intent or requirement to sell is met.

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
Loans:
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for credit losses.
Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. All classes of commercial and industrial, commercial real estate and multi-family residential, agri-business and agricultural, other commercial and consumer 1-4 family mortgage loans for which collateral is insufficient to cover all principal and accrued interest are reclassified as nonaccrual loans, on or before the date when the loan becomes 90 days delinquent. When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued, all unpaid accrued interest is reversed and interest income is subsequently recorded on the cash-basis or cost-recovery method. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured. Other consumer loans are not placed on a nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated and individually analyzed loans.
The recorded investment in loans is the loan balance net of unamortized deferred loan fees and costs. The total amount of accrued interest on loans as of December 31, 2021 and 2020 was $10.0 million and $14.6 million.
Allowance for Credit Losses:
The allowance for credit losses is a valuation allowance to provide for expected credit losses. Losses are charged against the allowance when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance are made for specific loans and for pools of similar types of loans, although the entire allowance is available for any loan that, in management's judgment, should be charged against the allowance. A provision for credit losses is taken based on management's ongoing evaluation of the appropriate allowance balance. A formal evaluation of the adequacy of the credit loss allowance is conducted monthly. The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control.
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers' ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default ("PD/LGD") model, subject to a floor. A default can be triggered by one of several different asset quality factors, including past due status, nonaccrual status, TDR status or if the loan has had a charge-off. This PD is then combined with a LGD derived from historical charge-off data to construct a loss rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee's Summary of Economic Projections, as well as portfolio trends based on the risks present for each portfolio segment. These environmental factors include consideration

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
of portfolio trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for credit losses deemed adequate to cover expected losses within the loan portfolio.
Commercial loans are subject to a dual standardized grading process administered by the credit administration function. These grade assignments are performed independent of each other and a consensus is reached by credit administration and the loan review officer. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that indicate it should be evaluated on an individual basis. Considerations with respect to specific allocations for these individual credits include, but are not limited to, the following: (a) the sufficiency of the customer's cash flow or net worth to repay the loan; (b) the adequacy of the discounted value of collateral relative to the loan balance; (c) whether the loan has been criticized in a regulatory examination; (d) whether the loan is nonperforming; (e) any other reasons the ultimate collectability of the loan may be in question; or (f) any unique loan characteristics that require special monitoring.
Allocations are also applied to categories of loans considered not to be individually analyzed, but for which the rate of loss is expected to be consistent with or greater than historical averages. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values. These general pooled loan allocations are performed for portfolio segments of commercial and industrial; commercial real estate, multi-family, and construction; agri-business and agricultural; other commercial loans; and consumer 1-4 family mortgage and other consumer loans. General allocations of the allowance are determined by a historical loss rate based on the calculation of each pool's probability of default-loss given default, subject to a floor. The length of the historical period for each pool is based on the average life of the pool. The historical loss rates are all supplemented with consideration of economic conditions and portfolio trends. The risk characteristics of each of the identified portfolio segments are as follows:
Commercial and Industrial - Borrowers may be subject to industry conditions including decreases in product demand; increase in material or other production costs that cannot be immediately recaptured in the sales or distribution cycle; interest rate increases that could have an adverse impact on profitability; non-payment of credit that has been extended under normal vendor terms for goods sold or services; and interruption related to the importing or exporting of production materials or sold products.
Commercial Real Estate and Multi-Family Residential - Borrowers may be subject to potential adverse market conditions that cause a decrease in market value or lease rates; the potential for environmental impairment from events occurring on subject or neighboring properties; and obsolescence in location or function. Multi-Family Residential is also subject to adverse market conditions associated with a change in governmental or personal funding sources for tenants; over supply of units in a specific region; a shift in population; and reputational risks. Construction and Land Development risks include slower absorption than anticipated on speculative projects; deterioration in market conditions that may impact a project's value; unforeseen costs not considered in the original construction budget; or any other factors that may impact the completion or success of the project.
Agri-business and Agricultural - Borrower may be subject to adverse market or weather conditions including changes in local or foreign demand; lower yields than anticipated; political or other impact on storage, distribution or use; foreign trade policies including tariffs; and exposure to increasing commodity prices which result in higher production, distribution or exporting costs.
Other Commercial - Borrowers may be subject to the uninterrupted flow of funds to states and other political subdivisions for the purpose of debt repayments on loans held by the Bank.
Consumer 1-4 Family Mortgage - Borrowers may be subject to adverse employment conditions in the local economy leading to increased default rates; decreased market values from oversupply in a geographic area; and impact to the borrowers' ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.
Other Consumer - Borrowers may be subject to adverse employment conditions in the local economy which may lead to higher default rates; and decreases in the value of underlying collateral.
A loan is individually analyzed for specific allocation when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified and a concession has been granted for borrowers experiencing financial difficulties, are considered troubled debt restructurings and classified as individually evaluated and may be either accruing or non-accruing. Nonaccrual troubled debt restructurings follow the same policy as described above for other loans. Individual evaluation for

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
troubled debt restructurings is measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at discounted collateral value for collateral dependent loans. Allocations are analyzed individually or in total for smaller-balance loans of similar nature such as all classes of consumer 1-4 family and other consumer loans, and individually for all classes of commercial and industrial, commercial real estate and multi-family, agribusiness and agricultural and other commercial loans. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $250,000. Factors considered by management in determining individual evaluation include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is individually evaluated, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less anticipated costs to sell. All classes of commercial and industrial, commercial real estate and multifamily residential, agribusiness and agricultural, other commercial and consumer 1-4 family mortgage loans that become delinquent beyond 90 days are analyzed and a charge-off is taken when it is determined that the underlying collateral, if any, is not sufficient to offset the indebtedness.
Troubled debt restructured loans are considered for removal from troubled debt restructuring status in the year following modification or at time of subsequent restructuring for loans with cumulative principal forgiveness if the interest rate is considered a market rate at the time of modification and it has been performing according to the terms of the modification for a reasonable period of time long enough to observe an ability to repay under the modified terms. If removed from troubled debt restructuring status, the loan continues to be individually evaluated for specific allocation with either the present value of estimated future cash flows using the loan’s effective rate at inception or at discounted collateral value for collateral dependent loans. In addition, troubled debt restructured loans with subsequent modifications that do not have cumulative principal forgiveness are considered for removal from troubled debt restructuring status at the time of the subsequent modification if the following circumstances exist:  (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties; (2) under the terms of the subsequent restructuring agreement no concession has been granted to the borrower; and (3)the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for comparable new debt. Upon meeting these criteria, the loan is no longer individually evaluated and is no longer disclosed as a troubled debt restructuring.
Due to the imprecise nature of estimating the allowance for credit losses, the Company's allowance for credit losses includes an unallocated component. The unallocated component of the allowance for credit losses incorporates the Company's judgmental determination of potential expected losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends, and trends in the composition of the Company's large commercial loan portfolio and related large dollar exposures to individual borrowers. As a practical expedient, the Company has elected to disclose accrued interest separately from loan principal balances on the consolidated balance sheet. Additionally, when a loan is placed on non-accrual, interest payments are reversed through interest income.
For off balance sheet credit exposures outlined in the ASU at 326-20-30-11, it is the Company's position that nearly all of the unfunded amounts on lines of credit are unconditionally cancellable, and therefore not subject to having a liability set up, which matches the current accounting conclusion in the incurred loss environment.
Investments in Limited Partnerships:
The Company enters into and invests in limited partnerships in order to invest in affordable housing projects to support Community Reinvestment Act activities and secondarily to obtain available tax benefits. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2021 and 2020 were $9.4 million and $9.2 million, respectively and are included with other assets in the consolidated balance sheet. The Company also has a commitment to fund an additional $2.2 million at December 31, 2021 in four of the limited partnerships compared to $2.6 million at December 31, 2020, which is included with other liabilities in the consolidated balance sheet.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Foreclosed Assets:
Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2021 and 2020, the balance of other real estate owned was $196,000 and $316,000, respectively, and is included with other assets on the consolidated balance sheet.
Land, Premises and Equipment, Net:
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises and improvements assets have useful lives between 5 and 40 years. Equipment and furniture assets have useful lives between 3 and 7 years.
Loan Servicing Rights:
Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking income. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Late fees and ancillary fees related to loan servicing are not material.
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
The carrying value of mortgage servicing rights, which is included with other assets in the consolidated balance sheet, was $2.4 million and $3.5 million as of December 31, 2021 and 2020, respectively.
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $375.4 million and $351.0 million at December 31, 2021 and 2020, respectively. Custodial escrow balances maintained in connection with serviced loans were $1.7 million at year end 2021 and 2020.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
The notional amount of the combined interest rate swaps with customers and counterparties at December 31, 2021 and 2020 was $796.0 million and $819.1 million, respectively. The fair value of the interest rate swap asset was $14.3 million and $21.8 million and the fair value of the interest rate swap liability was $14.3 million and $21.8 million at December 31, 2021 and 2020, respectively.
The Company is a party in risk participation transactions of interest rate swaps, which had a total notional amount of $4.6 million and 5.0 million at December 31, 2021 and 2020, respectively.
Bank Owned Life Insurance:
At December 31, 2021 and 2020, the Company owned $91.1 million and $90.4 million, respectively, of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2021 and 2020, the Company also owned $6.6 million and $4.8 million, respectively, of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Revenue Recognition:
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

Interchange income

The Company provides the ability to transact on certain deposit accounts through the use of debit cards by outsourcing the services through third party service providers. Performance obligations are met on a transactional basis and income is recognized monthly based on transaction type and volume. Under the accounting standards in effect in the prior period, revenue was previously recognized net of the third party’s costs. Under ASC 606, fees from interchange income related to its customers use of debit cards will be reported gross in loan and service fees under noninterest income. The cost of using third party providers for these interchange services are reported in data processing fees and supplies under noninterest expense.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Debit card incentive rebates

The Company receives incentive rebates based on debit card transaction volume. Performance obligations are met on a transactional basis and income is recognized monthly based on transaction volume. Under the accounting standards in effect in the prior period, revenue was previously recognized in other income under noninterest income. Under ASC 606, these rebates related to debit card transaction volume are reported as a contra expense in data processing fees and supplies under noninterest expense.

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
Earnings Per Common Share:
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, restricted stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2021 and 2020 were 476,816 and 473,660 shares, respectively. Common stock that has been purchased under the directors’ deferred compensation plan, described above, is included in the treasury stock total and represented 187,715 and 184,559 shares of treasury stock as of December 31, 2021 and 2020, respectively. Because these shares are held in trust for the participants,

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share. During the year ended December 31, 2020, the Company repurchased 289,101 of its common shares at a weighted average price of $34.63 per share. Treasury stock is carried at cost.
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
The Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which are pending in the United States Bankruptcy Court for the Western District of Michigan. On April 27, 2021, the bankruptcy court entered an order approving an amended plan of liquidation, which was filed by the former client, other debtors and bankruptcy plan proponents, and approving the consolidation of the assets in the aforementioned cases under the Khan IOI Consolidated Estate Trust. On August 9, 2021, the liquidating trustee for the bankruptcy estates filed a complaint against the Bank and the Company, and has agreed to stay prosecution of the action through March 31, 2022. The action is focused on a series of business transactions among the client, related entities, and the Bank, which the liquidating trustee alleges are voidable under applicable federal bankruptcy and state law. The complaint also addresses treatment of the Bank’s claims filed in the bankruptcy cases. Based on current information, we have determined that a material loss is neither probable nor estimable at this time, and the Bank and the Company intend to vigorously defend themselves against all allegations asserted in the complaint.
Management does not believe there currently are matters that will have a material effect on the financial statements.
Restrictions on Cash:
The Federal Reserve Bank eliminated the reserve requirement for all depository institutions in March of 2020. Therefore, the Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2021 and 2020.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.
Adoption of New Accounting Standards:
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This update, commonly referred to as the current expected credit losses methodology (“CECL”), changes the accounting for credit losses on loans and debt securities. Under the new guidance, the Company’s measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For loans, this measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required, but still permitted, under GAAP, which delays recognition until it is probable a loss has been incurred. In addition, the guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods. This guidance was effective, subject to optional delay discussed below, for the Company for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years.
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

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company did not adopt the capital transition relief over the permissible three-year or five-year periods.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In August 2018, the FASB issued ASU 2018-14 “Compensation — Retirement Benefits — Defined Benefit Plans— General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans.” The ASU updated the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans by adding, clarifying and removing certain disclosures. These amendments are effective for fiscal years ending after December 15, 2020, for public business entities, and are to be applied on a retrospective basis to all periods presented. The Company adopted this new accounting standard on January 1, 2021, and the adoption did not have a material impact on its financial statements.
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
Newly Issued But Not Yet Effective Accounting Standards:
On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-4, "Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to adoption of alternative reference rates which include Secured Overnight Financing Rate (“SOFR”), American Interbank Offered Rate ("Ameribor"), and Bloomberg Short-Term Bank Yield Index ("BSBY"). The Company identified loans that renewed prior to 2021 and obtained updated reference rate language at the time of renewal. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. Additionally, the Company has adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020.
The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. Legacy LIBOR-based loans will be transitioned to an alternative reference rate on or before June 30, 2023. The

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
guidance under ASC-848 will be available for a limited time, generally through December 31, 2022. The Company expects to adopt the LIBOR transition relief allowed under this standard.
In August 2021, the FASB issued ASU 2021-6, "Presentation of Financial Statements (Topic 205), Financial Services - Depository and Lending (Topic 942) and Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants." The guidance is effective upon its addition to the FASB codification and will not have a material impact on the consolidated financial statements.
Reclassifications:
Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.
NOTE 2 – SECURITIES
Information related to the amortized cost, fair value and allowance for credit losses of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at December 31, 2021 is provided in the tables below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
2021
U.S. Treasury securities	$900	$0	$0	$900
U.S. government sponsored agencies	145,858	39	(2,445)	143,452
Mortgage-backed securities: residential	487,157	4,455	(4,936)	486,676
Mortgage-backed securities: commercial	522	1	0	523
State and municipal securities	742,532	25,749	(1,274)	767,007
Total	$1,376,969	$30,244	$(8,655)	$1,398,558

2020
U.S. government sponsored agencies	$36,492	$56	$(61)	$36,487
Mortgage-backed securities: residential	270,231	9,289	(17)	279,503
Mortgage-backed securities: commercial	35,877	1,004	0	36,881
State and municipal securities	355,306	26,696	(28)	381,974
Total	$697,906	$37,045	$(106)	$734,845
Information regarding the fair value and amortized cost of available-for-sale debt securities by maturity as of December 31, 2021 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

NOTE 2 – SECURITIES (continued)

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,700	$3,704
Due after one year through five years	9,534	9,823
Due after five years through ten years	52,232	54,892
Due after ten years	823,824	842,940
	889,290	911,359
Mortgage-backed securities	487,679	487,199
Total debt securities	$1,376,969	$1,398,558
Security proceeds, gross gains and gross losses for 2021, 2020 and 2019 were as follows:

(dollars in thousands)	2021	2020	2019
Sales of securities available-for-sale
Proceeds	$13,964	$8,018	$57,114
Gross gains	797	433	279
Gross losses	0	0	(137)
Number of securities	9	17	46
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

Securities with carrying values of $300.8 million and $382.7 million were pledged as of December 31, 2021 and 2020, respectively, as collateral for borrowings from the FHLB and Federal Reserve Bank and for other purposes as permitted or required by law.
Information regarding securities with unrealized losses as of December 31, 2021 and 2020 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2021
U.S. government sponsored agencies	$85,968	$1,364	$28,676	$1,081	$114,644	$2,445
Mortgage-backed securities: residential	272,264	4,076	22,792	860	295,056	4,936
State and municipal securities	138,659	1,274	0	0	138,659	1,274
Total temporarily impaired	$496,891	$6,714	$51,468	$1,941	$548,359	$8,655

2020
U.S. government sponsored agencies	$19,800	$61	$0	$0	$19,800	$61
Mortgage-backed securities: residential	3	0	3,112	17	3,115	17
State and municipal securities	6,921	28	0	0	6,921	28
Total temporarily impaired	$26,724	$89	$3,112	$17	$29,836	$106

NOTE 2 – SECURITIES (continued)
The number of securities with unrealized losses as of December 31, 2021 and 2020 is presented below.

	Less than 12 months	12 months or more	Total
2021
U.S. government sponsored agencies	8	5	13
Mortgage-backed securities: residential	29	3	32
State and municipal securities	80	0	80
Total temporarily impaired	117	8	125

2020
U.S. government sponsored agencies	3	0	3
Mortgage-backed securities: residential	2	1	3
State and municipal securities	2	0	2
Total temporarily impaired	7	1	8
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the consolidated income statement. For available-for sale debt securities that do not meet the criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2021. Accrued interest receivable on available-for-sale debt securities totaled $7.4 million at December 31, 2021 and is excluded from the estimate of credit losses.
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

NOTE 3 – LOANS
Total loans outstanding as of the years ended December 31, 2021 and 2020 consisted of the following:

(dollars in thousands)	2021	2020
Commercial and industrial loans:
Working capital lines of credit loans	$652,861	$626,023
Non-working capital loans	736,608	1,165,355
Total commercial and industrial loans	1,389,469	1,791,378

Commercial real estate and multi-family residential loans:
Construction and land development loans	379,813	362,653
Owner occupied loans	739,371	648,019
Nonowner occupied loans	588,458	579,625
Multi-family loans	247,204	304,717
Total commercial real estate and multi-family residential loans	1,954,846	1,895,014

Agri-business and agricultural loans:
Loans secured by farmland	206,331	195,410
Loans for agricultural production	239,494	234,234
Total agri-business and agricultural loans	445,825	429,644

Other commercial loans	73,490	94,013
Total commercial loans	3,863,630	4,210,049

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	176,561	167,847
Open end and junior lien loans	156,238	163,664
Residential construction and land development loans	11,921	12,007
Total consumer 1-4 family mortgage loans	344,720	343,518

Other consumer loans	82,755	103,616
Total consumer loans	427,475	447,134
Gross loans	4,291,105	4,657,183
Less: Allowance for credit losses	(67,773)	(61,408)
Net deferred loan fees	(3,264)	(8,027)
Loans, net	$4,220,068	$4,587,748
The recorded investment in loans does not include accrued interest, which totaled $10.0 million at December 31, 2021.
The Company had $350,000 and $19,000 in residential real estate loans in process of foreclosure as of December 31, 2021 and 2020, respectively.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
The Company adopted ASC 326 using the modified retrospective for all financial assets measured at amortized cost. Results for reporting periods after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2021:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
December 31, 2021
Beginning balance	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408
Impact of adopting ASC 326	4,312	4,316	1,060	941	953	349	(2,881)	9,050
Provision for credit losses	1,966	(632)	611	(211)	(777)	(72)	192	1,077
Loans charged-off	(5,575)	(70)	0	0	(51)	(287)	0	(5,983)
Recoveries	1,559	14	320	0	122	206	0	2,221
Net loans (charged-off) recovered	(4,016)	(56)	320	0	71	(81)	0	(3,762)
Ending balance	$30,595	$26,535	$5,034	$1,146	$2,866	$1,147	$450	$67,773
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

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following table summarizes the risk category of loans by loan segment and origination date as of December 31, 2021:

(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$3,699	$830	$3,360	$0	$0	$0	$7,889	$558,634	$566,523
Special Mention	0	0	0	0	0	0	0	60,441	60,441
Substandard	0	0	35	0	0	0	35	25,928	25,963
Total	3,699	830	3,395	0	0	0	7,924	645,003	652,927
Non-working capital loans:
Pass	185,374	139,157	79,477	38,899	19,415	18,489	480,811	203,794	684,605
Special Mention	17,728	0	225	979	2,350	1,426	22,708	0	22,708
Substandard	2,996	6,948	1,091	2,534	5,465	426	19,460	3,321	22,781
Not Rated	2,265	1,758	837	563	128	14	5,565	0	5,565
Total	208,363	147,863	81,630	42,975	27,358	20,355	528,544	207,115	735,659
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	35,136	30,224	1,276	998	0	0	67,634	310,396	378,030
Total	35,136	30,224	1,276	998	0	0	67,634	310,396	378,030
Owner occupied loans:
Pass	135,861	169,404	124,117	85,070	78,155	93,925	686,532	29,611	716,143
Special Mention	6,555	0	880	933	7,387	1,235	16,990	0	16,990
Substandard	489	1,570	909	1,758	694	238	5,658	0	5,658
Total	142,905	170,974	125,906	87,761	86,236	95,398	709,180	29,611	738,791
Nonowner occupied loans:
Pass	146,342	154,433	107,262	19,054	31,023	59,154	517,268	44,362	561,630
Special Mention	11,825	331	0	0	0	14,253	26,409	0	26,409
Total	158,167	154,764	107,262	19,054	31,023	73,407	543,677	44,362	588,039
Multi-family loans:
Pass	84,678	53,195	36,575	12,286	14,574	9,793	211,101	13,434	224,535
Special Mention	0	0	0	0	22,252	0	22,252	0	22,252
Total	84,678	53,195	36,575	12,286	36,826	9,793	233,353	13,434	246,787
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	47,532	37,035	16,249	10,469	10,454	17,021	138,760	61,774	200,534
Special Mention	0	1,985	2,303	0	180	30	4,498	918	5,416
Substandard	207	0	0	0	0	145	352	0	352
Total	47,739	39,020	18,552	10,469	10,634	17,196	143,610	62,692	206,302
Loans for agricultural production:
Pass	36,238	25,855	4,224	11,072	1,331	4,178	82,898	138,142	221,040
Special Mention	448	8,642	1,171	0	0	0	10,261	8,272	18,533
Total	36,686	34,497	5,395	11,072	1,331	4,178	93,159	146,414	239,573
Other commercial loans:
Pass	6,556	21,111	3,243	1,273	8,592	7,460	48,235	21,145	69,380
Special Mention	0	0	0	0	0	3,798	3,798	0	3,798
Total	6,556	21,111	3,243	1,273	8,592	11,258	52,033	21,145	73,178
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans
Pass	14,635	16,173	5,312	5,903	3,049	3,221	48,293	5,005	53,298
Substandard	0	0	0	0	0	1,274	1,274	0	1,274
Not Rated	45,089	27,738	9,248	5,217	7,628	26,321	121,241	482	121,723
Total	59,724	43,911	14,560	11,120	10,677	30,816	170,808	5,487	176,295
Open end and junior lien loans
Pass	679	379	159	313	0	0	1,530	5,074	6,604
Substandard	0	0	0	0	0	0	0	98	98
Not Rated	21,945	5,624	5,987	3,899	1,653	1,526	40,634	110,523	151,157
Total	22,624	6,003	6,146	4,212	1,653	1,526	42,164	115,695	157,859
Residential construction loans
Not Rated	7,926	1,537	960	138	171	1,125	11,857	0	11,857
Total	7,926	1,537	960	138	171	1,125	11,857	0	11,857
Other consumer loans
Pass	3,401	957	1,523	0	1,155	0	7,036	12,998	20,034
Substandard	36	23	230	0	0	0	289	0	289
Not Rated	21,652	14,931	7,474	5,844	1,890	1,203	52,994	9,227	62,221
Total	25,089	15,911	9,227	5,844	3,045	1,203	60,319	22,225	82,544
TOTAL	$839,292	$719,840	$414,127	$207,202	$217,546	$266,255	$2,664,262	$1,623,579	$4,287,841

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
As of December 31, 2021, $26.2 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration ("SBA").
Nonaccrual and Past Due Loans:
The Company does not record interest on nonaccrual loans until principal is recovered. For all loan classes, a loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in process of collection, or earlier when concern exists as to the ultimate collectability of principal or interest. Interest accrued but not received is reversed against earnings. Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for a prescribed period, and the payments are reasonably assured.
The following table presents the aging of the amortized cost basis in past due loans as of December 31, 2021 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$652,903	$24	$0	$646,961	$5,966	$5,200	$652,927
Non-working capital loans	735,658	1	0	731,063	4,596	229	735,659
Commercial real estate and multi-family residential loans:
Construction and land development loans	378,030	0	0	378,030	0	0	378,030
Owner occupied loans	738,791	0	0	735,157	3,634	2,129	738,791
Nonowner occupied loans	588,039	0	0	588,039	0	0	588,039
Multi-family loans	246,787	0	0	246,787	0	0	246,787
Agri-business and agricultural loans:
Loans secured by farmland	206,302	0	0	205,967	335	0	206,302
Loans for agricultural production	239,573	0	0	239,573	0	0	239,573
Other commercial loans	73,178	0	0	73,178	0	0	73,178
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	175,678	500	117	176,240	55	55	176,295
Open end and junior lien loans	157,729	130	0	157,761	98	98	157,859
Residential construction loans	11,857	0	0	11,857	0	0	11,857
Other consumer loans	82,472	72	0	82,255	289	0	82,544
Total	$4,286,997	$727	$117	$4,272,868	$14,973	$7,711	$4,287,841
As of December 31, 2021, there were an insignificant number of loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the year ended December 31, 2021.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

When management determines that foreclosure is probable, expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of the collateral. The class of loan represents the primary collateral type associated with the loan. Significant year over year changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value.
The following table presents the amortized cost basis of collateral dependent loans by class of loan as of December 31, 2021:

(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$0	$5,966	$0	$5,966
Non-working capital loans	1,606	9,475	229	11,310
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,435	1,505	1,161	4,101
Nonowner occupied loans	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	190	145	0	335
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,081	0	0	3,081
Open end and junior lien loans	98	0	0	98
Other consumer loans	59	0	0	59
Total	$6,469	$17,091	$1,390	$24,950
Troubled Debt Restructurings:
Troubled debt restructured loans are included in the totals for individually analyzed loans. The Company has allocated $5.8 million and $5.5 million of specific allocations to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2021 and December 31, 2020, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

(dollars in thousands)	December 31, 2021	December 31, 2020
Accruing troubled debt restructured loans	$5,121	$5,237
Nonaccrual troubled debt restructured loans	6,218	6,476
Total troubled debt restructured loans	$11,339	$11,713
During the year ending December 31, 2021, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal payment for some period; terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.
Additional concessions were granted to borrowers during 2021 with previously identified troubled debt restructured loans. There were 8 loans with recorded investments totaling $2.2 million where collateral values or cash flows were insufficient to support the loans. These troubled debt restructured loans with additional concessions decreased the allowance by $423,000 and resulted in no charge-offs for the year ending December 31, 2021. These concessions are not included in the table below.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following table presents loans by class modified as new troubled debt restructurings that occurred during the year ending December 31, 2021:

				Modified Repayment Terms
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Extension Period or Range (in months)
Troubled Debt Restructurings
Consumer 1-4 family loans:
Closed end first mortgage loans	2	$217	$217	2	172-204
Total	2	$217	$217	2	172-204
For the period ending December 31, 2021, the troubled debt restructurings described above had no impact to the allowance and no charge-offs were recorded.
As of December 31, 2021, one retail loan in the amount of $11,000 had a COVID-19 related deferral. In accordance with Section 4013 of the CARES Act, this deferral was not considered to be a troubled debt restructuring. This provision was effective through January 1, 2022 under the Consolidated Appropriations Act, 2021.
During the year ended December 31, 2020, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.
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
As of December 31, 2020, total deferrals attributed to COVID-19 were $100.7 million representing 49 borrowers. This represented 2.2% of the total loan portfolio. Of that 22 were commercial loan borrowers representing $98.2 million in loans, or 2.3% of commercial loans, and 27 were retail loan borrowers representing $2.5 million, or 0.7% of total retail loans. The majority of all loan deferrals were for a period of 90 days. Of the total commercial deferrals attributed to COVID-19, $11.9 million represented a first deferral action, $22.8 million represented a second deferral action, $41.9 million represented a third deferral action and $24.1 million represented a fourth deferral action. Two borrowers represented 90% of the fourth deferral population and were commercial real estate nonowner occupied loans supported by adequate collateral and personal guarantors and consist of loans to the hotel and accommodation industry. All COVID-19 related loan deferrals remain on accrual status, as each deferral is individually analyzed, and management has determined that all contractual cashflows are collectable at this

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
time. In accordance with Section 4013 of the CARES Act, these were not considered to be troubled debt restructurings and were excluded from the table above.
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
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The following table presents loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31, 2021, 2020 and 2019.

	2021		2020		2019
(dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted Commercial and industrial loans:
Non-working capital loans	0	$0	0	$0	1	$601
Total	0	$0	0	$0	1	$601

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
Allowance for Loan Losses (Prior to January 1, 2021)
Prior to the adoption of ASC 326 on January 1, 2021 the Company calculated the allowance for loan losses using the incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.
The following tables present the activity and balance in the allowance for loan losses by portfolio segment for the year ended December 31, 2020 and 2019. PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for loan losses.

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
December 31, 2020
Beginning balance	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652
Provision for loan losses	6,640	6,868	(826)	(31)	341	959	819	14,770
Loans charged-off	(4,524)	(72)	0	0	(141)	(516)	0	(5,253)
Recoveries	428	315	0	0	333	163	0	1,239
Net loans (charged-off) recovered	(4,096)	243	0	0	192	(353)	0	(4,014)
Ending balance	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
December 31, 2019
Beginning balance	$22,518	$15,393	$4,305	$368	$2,292	$283	$3,294	$48,453
Provision for loan losses	4,259	259	(444)	79	(219)	275	(974)	3,235
Loans charged-off	(1,447)	(17)	0	0	(110)	(336)	0	(1,910)
Recoveries	459	161	8	0	123	123	0	874
Net loans (charged-off) recovered	(988)	144	8	0	13	(213)	0	(1,036)
Ending balance	$25,789	$15,796	$3,869	$447	$2,086	$345	$2,320	$50,652

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

The following tables present balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2020:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
December 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,310	$1,377	$84	$0	$270	$0	$0	$8,041
Collectively evaluated for impairment	22,023	21,530	2,959	416	2,349	951	3,139	53,367
Total ending allowance balance	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408

Loans:
Loans individually evaluated for impairment	$12,533	$5,518	$428	$0	$1,700	$0	$0	$20,179
Loans collectively evaluated for impairment	1,772,393	1,887,054	429,234	93,912	342,999	103,385	0	4,628,977
Total ending loans balance	$1,784,926	$1,892,572	$429,662	$93,912	$344,699	$103,385	$0	$4,649,156

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2020:

(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$346	$173	$0
Non-working capital loans	2,399	968	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,002	2,930	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	316	236	0
Open end and junior lien loans	5	5	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	433	433	255
Non-working capital loans	11,644	10,959	6,055
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,589	2,588	1,377
Agri-business and agricultural loans:
Loans secured by farmland	145	145	84
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,457	1,459	270
Total	$22,939	$20,179	$8,041

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2020:

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$375	$0	$0
Non-working capital loans	816	21	21
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,156	13	12
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Loans for agricultural production	4	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	291	3	2
Open end and junior lien loans	49	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,433	0	0
Non-working capital loans	11,579	287	287
Commercial real estate and multi-family residential loans:
Construction and land development loans
Owner occupied loans	3,156	30	30
Agri-business and agricultural loans:
Loans secured by farmland	147	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,557	36	33
Open end and junior lien loans	481	0	0
Residential construction loans	35	0	0
Other consumer loans	0	0	0
Total	$23,362	$390	$385

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2019:

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$176	$9	$9
Non-working capital loans	1,170	40	30
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,354	34	34
Loans for ag production	4	0	0
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1‑4 family loans:
Closed end first mortgage loans	272	3	3
Open end and junior lien loans	133	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,335	143	81
Non-working capital loans	11,800	448	410
Commercial real estate and multi-family residential loans:
Construction and land development loans
Owner occupied loans	1,849	43	39
Agri-business and agricultural loans:
Loans secured by farmland	147	3	1
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	1,643	45	43
Open end and junior lien loans	268	0	0
Residential constructions loans	9	0	0
Other consumer loans	21	2	1
Total	$26,464	$770	$651
Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 by class of loans:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total
Commercial and industrial loans:
Working capital lines of credit loans	$625,493	$0	$0	$606	$606	$626,099
Non-working capital loans	1,153,540	0	0	5,287	5,287	1,158,827
Commercial real estate and multi-family residential loans:
Construction and land development loans	361,664	0	0	0	0	361,664
Owner occupied loans	642,527	0	0	5,047	5,047	647,574
Nonowner occupied loans	579,050	0	0	0	0	579,050
Multi-family loans	304,284	0	0	0	0	304,284
Agri-business and agricultural loans:
Loans secured by farmland	194,935	0	0	428	428	195,363
Loans for agricultural production	234,191	108	0	0	108	234,299
Other commercial loans	93,912	0	0	0	0	93,912
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	165,895	877	116	613	1,606	167,501
Open end and junior lien loans	165,094	137	0	5	142	165,236
Residential construction loans	11,962	0	0	0	0	11,962
Other consumer loans	103,240	145	0	0	145	103,385
Total	$4,635,787	$1,267	$116	$11,986	$13,369	$4,649,156

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$535,071	$81,095	$9,718	$0	$215	$626,099
Non-working capital loans	1,111,989	26,523	14,820	0	5,495	1,158,827
Commercial real estate and multi-family residential loans:
Construction and land development loans	361,664	0	0	0	0	361,664
Owner occupied loans	608,845	31,355	7,374	0	0	647,574
Nonowner occupied loans	547,790	31,260	0	0	0	579,050
Multi-family loans	282,031	22,253	0	0	0	304,284
Agri-business and agricultural loans:
Loans secured by farmland	183,983	10,728	652	0	0	195,363
Loans for agricultural production	185,875	48,424	0	0	0	234,299
Other commercial loans	93,912	0	0	0	0	93,912
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	40,682	0	1,695	0	125,124	167,501
Open end and junior lien loans	8,424	0	5	0	156,807	165,236
Residential construction loans	0	0	0	0	11,962	11,962
Other consumer loans	36,979	253	0	0	66,153	103,385
Total	$3,997,245	$251,891	$34,264	$0	$365,756	$4,649,156

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

NOTE 5 – FAIR VALUE (continued)
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
Mortgage servicing rights:  As of December 31, 2021, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $3.1 million, carried at amortized cost less $715,000 in a valuation reserve, or $2.4 million. These residential mortgage loans have a weighted average interest rate of 3.4%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2021, the constant prepayment speed (“PSA”) used was 249 and discount rate used was 9.5%. At December 31, 2020, the PSA used was 204 and the discount rate used was 9.4%.
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

NOTE 5 – FAIR VALUE (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. Treasury securities	$900	$0	$0	$900
U.S. government sponsored agency securities	0	143,452	0	143,452
Mortgage-backed securities: residential	0	486,676	0	486,676
Mortgage-backed securities: commercial	0	523	0	523
State and municipal securities	0	764,964	2,043	767,007
Total Securities	900	1,395,615	2,043	1,398,558
Mortgage banking derivative	0	398	0	398
Interest rate swap derivative	0	14,309	0	14,309
Total assets	$900	$1,410,322	$2,043	$1,413,265

Liabilities:
Mortgage banking derivative	$0	$2	$0	$2
Interest rate swap derivative	0	14,329	0	14,329
Total liabilities	$0	$14,331	$0	$14,331

	December 31, 2020
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. government sponsored agency securities	$0	$36,487	$0	$36,487
Mortgage-backed securities: residential	0	279,503	0	279,503
Mortgage-backed securities: commercial	0	36,881	0	36,881
State and municipal securities	0	381,834	140	381,974
Total Securities	0	734,705	140	734,845
Mortgage banking derivative	0	1,182	0	1,182
Interest rate swap derivative	0	21,764	0	21,764
Total assets	$0	$757,651	$140	$757,791

Liabilities:
Mortgage banking derivative	$0	$111	$0	$111
Interest rate swap derivative	0	21,794	0	21,794
Total liabilities	$0	$21,905	$0	$21,905
The fair value of Level 3 available-for-sale securities was immaterial to warrant additional recurring fair value disclosures as of December 31, 2021 and 2020.

NOTE 5 – FAIR VALUE (continued)

The tables below present the amount of assets measured at fair value on a nonrecurring basis:

	December 31, 2021
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$247	$247
Non-working capital loans	0	0	5,095	5,095
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	791	791
Agri-business and agricultural loans:
Loans secured by farmland	0	0	231	231
Total collateral dependent loans	$0	$0	$6,364	$6,364
Other real estate owned	0	0	196	196
Total assets	$0	$0	$6,560	$6,560

	December 31, 2020
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$178	$178
Non-working capital loans	0	0	4,904	4,904
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	1,211	1,211
Agri-business and agricultural loans:
Loans secured by farmland	0	0	61	61
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	0	0	411	411
Total collateral dependent loans	$0	$0	$6,765	$6,765
Other real estate owned	0	0	0	0
Total assets	$0	$0	$6,765	$6,765

NOTE 5 – FAIR VALUE (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2021:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$5,342	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	65%	22%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	791	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	51%	34%-68%

Collateral dependent loans:
Agri-business and agricultural	231	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	35%	3% - 68%
Other real estate owned	196	Appraisals	Discount to reflect current market conditions and ultimate collectability	38%

NOTE 5 – FAIR VALUE (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2020:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$5,082	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	55%	16%-100%

Collateral dependent loans:
Commercial real estate	1,211	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	53%	21%-74%

Collateral dependent loans:
Agri-business and agricultural	61	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	58%

Collateral dependent loans:
Consumer 1-4 family mortgage	411	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	11%	10%-15%

NOTE 5 – FAIR VALUE (continued)

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2021. Items which are not financial instruments are not included.

	December 31, 2021
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$683,240	$681,286	$1,954	$0	$683,240
Securities available-for-sale	1,398,558	900	1,395,615	2,043	1,398,558
Real estate mortgages held-for-sale	7,470	0	7,634	0	7,634
Loans, net	4,220,068	0	0	4,144,000	4,144,000
Mortgage banking derivative	398	0	398	0	398
Interest rate swap derivative	14,309	0	14,309	0	14,309
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	17,674	0	7,689	9,985	17,674
Financial Liabilities:
Certificates of deposit	(829,518)	0	(833,617)	0	(833,617)
All other deposits	(4,905,889)	(4,905,889)	0	0	(4,905,889)
Federal Home Loan Bank advances	(75,000)	0	(66,118)	0	(66,118)
Mortgage banking derivative	(2)	0	(2)	0	(2)
Interest rate swap derivative	(14,329)	0	(14,329)	0	(14,329)
Standby letters of credit	(272)	0	0	(272)	(272)
Accrued interest payable	(2,619)	(84)	(2,535)	0	(2,619)

NOTE 5 – FAIR VALUE (continued)

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2020. Items which are not financial instruments are not included.

	December 31, 2020
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$249,927	$247,228	$2,699	$0	$249,927
Securities available-for-sale	734,845	0	734,705	140	734,845
Real estate mortgages held-for-sale	11,218	0	11,651	0	11,651
Loans, net	4,587,748	0	0	4,532,639	4,532,639
Mortgage banking derivative	1,182	0	1,182	0	1,182
Interest rate swap derivative	21,764	0	21,764	0	21,764
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	18,761	0	3,801	14,960	18,761
Financial Liabilities:
Certificates of deposit	(1,024,819)	0	(1,033,095)	0	(1,033,095)
All other deposits	(4,011,986)	(4,011,986)	0	0	(4,011,986)
Miscellaneous borrowings	(10,500)	0	(10,500)	0	(10,500)
Federal Home Loan Bank advances	(75,000)	0	(68,967)	0	(68,967)
Mortgage banking derivative	(111)	0	(111)	0	(111)
Interest rate swap derivative	(21,794)	0	(21,794)	0	(21,794)
Standby letters of credit	(686)	0	0	(686)	(686)
Accrued interest payable	(5,959)	(66)	(5,893)	0	(5,959)

NOTE 6 – LAND, PREMISES AND EQUIPMENT, NET
Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Land	$12,472	$12,472
Premises and improvements	58,716	55,682
Equipment and furniture	39,278	38,133
Total cost	110,466	106,287
Less accumulated depreciation	51,157	46,989
Land, premises and equipment, net	$59,309	$59,298
The Company had land, premises and equipment of $0 and $100,000 held for sale and included in other assets as of December 31, 2021 and 2020.
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
There have been no changes in the $5.0 million carrying amount of goodwill since 2002.
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2021, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. The Company’s annual impairment analysis was performed as of May 31, 2021. Circumstances did not substantially change during the second half of the year such that the Company did not believe it was necessary to do an additional impairment analysis.
NOTE 8 – DEPOSITS
The following table details total deposits as of December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Non-interest bearing demand deposits	$1,895,481	$1,538,331
Savings and transaction accounts:
Savings deposits	409,343	312,702
Interest bearing demand deposits	2,601,065	2,160,953
Time deposits:
Other time deposits	202,395	239,582
Deposits of $100,000 to $250,000	227,606	271,337
Deposits of $250,000 or more	399,517	513,900
Total deposits	$5,735,407	$5,036,805

NOTE 8 – DEPOSITS (continued)

At December 31, 2021, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2022	$591,740
Maturing in 2023	174,035
Maturing in 2024	37,600
Maturing in 2025	13,704
Maturing in 2026	12,091
Thereafter	348
Total time deposits	$829,518
During 2021 and 2020 the Bank entered into agreements with IntraFi Network relative to their Insured Cash Sweep One-Way Buy program. As of December 31, 2021, the total amount available to the Bank via this program was $100.0 million, of which, $10.0 million was drawn compared to availability of $100.0 million and $10.0 million usage as of December 31, 2020.
NOTE 9 – BORROWINGS
For the years ending December 31, there was one outstanding advance from the FHLB as follows:

(dollars in thousands)	2021	2020
Federal Home Loan Bank of Indianapolis Putable Advance, 0.39%, Due March 4, 2030	$75,000	$75,000
The outstanding advance is a fixed-rate putable advance and may not be prepaid by the Company without penalty. The note requires monthly interest payments and is secured by residential real estate loans and securities with a carrying value of $478.4 million and $611.2 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company owned $10.4 million of FHLB stock, which also secures debts owed to the FHLB. The Company is authorized by the Board to borrow up to $800.0 million at the FHLB, but availability is limited to $227.8 million based on collateral and outstanding borrowings. Federal Reserve Discount Window borrowings were secured by commercial loans and investment securities with a carrying value of $804.4 million and $557.2 million as of December 31, 2021 and 2020. The Company had a borrowing capacity of $616.5 million and $490.4 million at the Federal Reserve Bank as of December 31, 2021 and 2020, respectively. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2021 and 2020.
The Company had $350.0 million of availability in federal funds lines with eleven correspondent banks as of December 31, 2021 and 2020; no amounts were drawn on as of either year end. The Bank is also a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the Exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an ‘offer’ out to sell that day. As of December 31, 2021 and 2020, the total amount approved for the Bank via AFX banks was $319.0 million and $394.0 million, respectively. There were no amounts drawn as of December 31, 2021 and 2020.
On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on July 30, 2021. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 13, 2021. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed. Outstanding borrowings on the credit agreement were $0.00 million and $10.5 million at December 31, 2021 and 2020, respectively.

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

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS
In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, six retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2021 and 2020.
Information as to the Company’s employee benefit plans at December 31, 2021 and 2020 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2021	2020	2021	2020
Change in benefit obligation:
Beginning benefit obligation	$2,710	$2,715	$968	$991
Interest cost	52	75	18	27
Actuarial (gain) loss	(153)	276	13	84
Benefits paid	(311)	(356)	(132)	(134)
Ending benefit obligation	2,298	2,710	867	968

Change in plan assets (primarily equity and fixed income investments and money market funds), at fair value:
Beginning plan assets	2,349	2,472	879	914
Actual return	265	233	101	99
Employer contribution	0	0	0	0
Benefits paid	(311)	(356)	(132)	(134)
Ending plan assets	2,303	2,349	848	879
Funded status at end of year	$5	$(361)	$(19)	$(89)
Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2021	2020	2021	2020
Funded status included in other liabilities	$5	$(361)	$(19)	$(89)
Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2021	2020	2021	2020
Net actuarial loss	$852	$1,362	$431	$553
The accumulated benefit obligation for the pension plan was $2.3 million and $2.7 million for December 31, 2021 and 2020, respectively. The accumulated benefit obligation for the SERP was $0.9 million and $1.0 million for December 31, 2021 and 2020, respectively.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
Net period benefit cost and other amounts recognized in other comprehensive income (loss) include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2021	2020	2019	2021	2020	2019
Net pension expense:
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	52	75	87	18	27	37
Expected return on plan assets	(133)	(140)	(137)	(47)	(51)	(55)
Recognized net actuarial (gain) loss	160	171	132	82	80	73
Settlement cost	65	115	0	0	0	0
Net pension expense	$144	$221	$82	$53	$56	$55

Net (gain) loss	$(350)	$69	$353	$(40)	$36	$56
Amortization of net loss	(160)	(171)	(132)	(82)	(80)	(73)
Total recognized in other comprehensive income (loss)	(510)	(102)	221	(122)	(44)	(17)
Total recognized in net pension expense and other comprehensive income (loss)	$(366)	$119	$303	$(69)	$12	$38
The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $99,000 for the pension plan and $44,000 for the SERP. The settlement costs in 2021 and 2020 were related to participants taking lump sum distributions from the pension plan during those years.
For 2021, 2020 and 2019, the assumed form of payment elected by active participants upon retirement was a lump sum to reflect participant trends. The lump sum assumed interest rates, below, for December 31, 2021, 2020 and 2019 reflect the mortality table in effect for 2021, 2020 and 2019, respectively. For 2021, the mortality assumption was changed to the PRI-2012 White Collar Mortality Table, with full generational Projection Scale MP-2021 as of December 31, 2021, to reflect improved mortality expectations. For 2020, the mortality assumption was the PRI-2012 White Collar Mortality Table, with full generational Projection Scale MP-2020 as of December 31, 2020. For 2019, the mortality assumption was the PRI-2012 White Collar Mortality Table, with full generational Projection Scale MP-2019 as of December 31, 2019.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

	Pension Benefits			SERP Benefits
	2021	2020	2019	2021	2020	2019
The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	2.49%	2.08%	2.98%	2.49%	2.08%	2.98%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates First 5 years	0.87%	0.53%	2.01%	N/A	N/A	N/A
Next 15 years	2.74%	2.31%	3.06%	N/A	N/A	N/A
All future years	3.16%	3.09%	3.65%	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	2.08%	2.98%	4.08%	2.08%	2.98%	4.08%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
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
The weighted average expected long-term rate of return on pension plan and SERP assets is developed in consultation with the plans actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company’s plan assets. The following assumptions were used in determining the total long-term rate of return: equity securities were assumed to have a long-term rate of return of approximately 8.85% and debt securities were assumed to have a long-term rate of return of approximately 3.00%. These rates of return were adjusted to reflect an approximate target allocation of 60% equity securities and 40% debt securities with a small downward adjustment due to investments in the “Other” category, which consist of low yielding money market mutual funds.
Certain asset types and investment strategies are prohibited including, the investment in commodities, options, futures, short sales, margin transactions and non-marketable securities.
The Company’s pension plan asset allocation at year end 2021 and 2020, target allocation for 2021, and expected long-term rate of return by asset category are as follows:

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

	Target Allocation			Percentage of Plan Assets at Year End		Weighted Average Expected Long-Term Rate of Return
Asset Category	2022			2021	2020
Equity securities	55	-	65%	61%	65%	8.85%
Debt securities	35	-	45%	37%	31%	3.00%
Other	5	-	10%	2%	4%	0.10%
Total				100%	100%	6.50%
The Company’s SERP plan asset allocation at year end 2021 and 2020, target allocation for 2021, and expected long-term rate of return by asset category are as follows:

	Target Allocation			Percentage of Plan Assets at Year End		Weighted Average Expected Long-Term Rate of Return
Asset Category	2022			2021	2020
Equity securities	55	-	65%	59%	64%	8.85%
Debt securities	35	-	45%	36%	34%	3.00%
Other	5	-	10%	5%	2%	0.10%
Total				100%	100%	6.50%
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

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company’s pension plan assets at December 31, 2021, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$923	$923	$0	$0
Equity securities - US mid cap stock mutual funds	104	104	0	0
Equity securities - US small cap stock mutual funds	106	106	0	0
Equity securities - international stock mutual funds	193	193	0	0
Equity securities - emerging markets stock mutual funds	73	73	0	0
Debt securities - intermediate term bond mutual funds	273	273	0	0
Debt securities - short term bond mutual funds	572	572	0	0
Cash - money market account	59	59	0	0
Total	$2,303	$2,303	$0	$0
The fair values of the Company’s pension plan assets at December 31, 2020, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$962	$962	$0	$0
Equity securities - US mid cap stock mutual funds	124	124	0	0
Equity securities - US small cap stock mutual funds	129	129	0	0
Equity securities - international stock mutual funds	202	202	0	0
Equity securities - emerging markets stock mutual funds	105	105	0	0
Debt securities - intermediate term bond mutual funds	526	526	0	0
Debt securities - short term bond mutual funds	205	205	0	0
Cash - money market account	93	93	0	0
Total	$2,346	$2,346	$0	$0
Total pension plan assets available for benefits also include $3,000 in accrued interest and dividend income.
There were no Level 2 or 3 securities during either year.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company’s SERP assets at December 31, 2021, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$327	$327	$0	$0
Equity securities - US mid cap stock mutual funds	38	38	0	0
Equity securities - US small cap stock mutual funds	38	38	0	0
Equity securities - emerging markets stock mutual funds	27	27	0	0
Equity securities - international stock mutual funds	71	71	0	0
Debt securities - intermediate term bond mutual funds	85	85	0	0
Debt securities - short term bond mutual funds	222	222	0	0
Cash - money market account	40	40	0	0
Total	$848	$848	$0	$0
The fair values of the Company’s SERP assets at December 31, 2020, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$360	$360	$0	$0
Equity securities - US mid cap stock mutual funds	23	23	0	0
Equity securities - US small cap stock mutual funds	72	72	0	0
Equity securities - emerging markets stock mutual funds	37	37	0	0
Equity securities - international stock mutual funds	72	72	0	0
Debt securities - intermediate term bond mutual funds	216	216	0	0
Debt securities - short term bond mutual funds	82	82	0	0
Cash - money market account	16	16	0	0
Total	$878	$878	$0	$0
Total SERP plan assets available for benefits also include $1,000 in accrued interest and dividend income.
There were no Level 2 or 3 securities during either year.
Contributions
The Company does not expect to contribute to its pension or SERP plans in 2021.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next ten years:

Plan Year	Pension Benefits	SERP Benefits
(dollars in thousands)
2022	$193	$130
2023	209	123
2024	182	115
2025	190	105
2026	191	94
2027-2031	703	294
NOTE 12 – OTHER BENEFIT PLANS
401(k) Plan
The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $2.3 million, $1.9 million and $1.8 million in 2021, 2020 and 2019, respectively.
Deferred Compensation Plan
Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The expense recognized was $1.2 million, $1.0 million and $461,000 during the years ended December 31, 2021, 2020 and 2019, respectively. This resulted in a deferred compensation liability of $7.0 million and $5.7 million as of year end 2021 and 2020, respectively. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.
Employee Agreements
Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $5.3 million as of December 31, 2021. On December 31, 2021, no amounts were accrued on these contingent obligations.
Directors’ Deferred Compensation and Cash Plans
The Company maintains a directors’ deferred compensation plan and a cash plan. The amount owed to directors for fees under the deferred directors’ compensation and cash plans as of December 31, 2021 and 2020 was $5.2 million and $4.8 million, respectively. The related expense for the deferred directors’ compensation and cash plans for the years ended December 31, 2021, 2020 and 2019 was $482,000, $505,000 and $515,000, respectively.

NOTE 13 – INCOME TAXES
Income tax expense for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

(dollars in thousands)	2021	2020	2019
Current federal	$21,329	$20,032	$19,430
Deferred federal	(1,249)	(1,688)	(408)
Current state	1,892	1,484	1,394
Deferred state	(261)	(289)	(78)
Total income tax expense	$21,711	$19,539	$20,338
The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes were as follows:

(dollars in thousands)	2021	2020	2019
Income taxes at statutory federal rate of 21%	$24,663	$21,814	$22,551
Increase (decrease) in taxes resulting from:
Tax exempt income	(2,822)	(1,925)	(1,682)
Nondeductible expense	116	117	194
State income tax, net of federal tax effect	1,288	944	1,040
Captive insurance premium income	(303)	(227)	(310)
Tax credits	(578)	(540)	(548)
Bank owned life insurance	(596)	(595)	(573)
Long-term incentive plan	(274)	(58)	(421)
Nondeductible compensation expense	156	0	0
Other	61	9	87
Total income tax expense	$21,711	$19,539	$20,338

NOTE 13 – INCOME TAXES (continued)
The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2021 and 2020 consisted of the following:

(dollars in thousands)	2021	2020
Deferred tax assets:
Bad debts	$17,321	$15,634
Pension and deferred compensation liability	2,351	2,006
Nonaccrual loan interest	600	892
Long-term incentive plan	1,896	1,212
Lease liability	1,078	1,190
Deferred loan fees	771	—
Other	191	745
	24,208	21,679
Deferred tax liabilities:
Depreciation	4,279	4,718
Loan servicing rights	717	1,162
State taxes	679	524
Intangible assets	1,270	1,265
REIT spillover dividend	1,180	1,180
Prepaid expenses	952	948
Lease right of use	1,078	1,190
Other	194	442
	10,349	11,429
Valuation allowance	0	0
Net deferred tax asset	$13,859	$10,250
In addition to the net deferred tax assets included above, the deferred income tax liability allocated to the unrealized net gain on securities available-for-sale included in equity was ($4.5 million) and ($7.8 million) for 2021 and 2020, respectively. The deferred income tax asset allocated to the pension plan and SERP included in equity was $319,000 and $476,000 for 2021 and 2020, respectively.
The Company evaluated its deferred tax asset at year end 2021 and has concluded that it is more likely than not that it will be realized. The Company expects to have taxable income in the future such that the deferred tax asset will be realized. Therefore, no valuation allowance is required.
Unrecognized Tax Benefits
The Company did not have any unrecognized tax benefits at December 31, 2021 or 2020. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the periods ending December 31, 2021, 2020 and 2019. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.
The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2017.

NOTE 14 – RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates as of December 31, 2021 and 2020 were as follows:

(dollars in thousands)	2021	2020
Beginning balance	$104,694	$83,980
New loans and advances	74,115	120,049
Effect of changes in related parties	(62)	1,650
Repayments and renewals	(78,882)	(100,985)
Ending balance	$99,865	$104,694
Deposits from principal officers, directors, and their affiliates at year end 2021 and 2020 were $30.2 million and $36.8 million, respectively.
NOTE 15 – STOCK BASED COMPENSATION
Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by the Company’s stockholders. At its inception there were 1,125,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 435,867 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Non-vested shares from the 2008 Plan that were unused at vesting were added to the shares available to grant of the 2013 Plan. Effective April 12, 2017, the Company adopted the Lakeland Financial Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was also approved by the Company’s stockholders and does not permit share recycling. At its inception there were 1,000,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. As of December 31, 2021, 454,308 shares were available for future grants in the 2017 Plan, which is the only active plan. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.
Included in net income for the years ended December 31, 2021, 2020 and 2019 was employee stock compensation expense of $7.2 million, $1.8 million and $4.2 million, and a related tax benefit of $1.8 million, $0.5 million and $1.1 million, respectively.
Stock Options
The equity incentive plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the awards usually vest over three years. The fair value of each stock option is estimated with the Black-Scholes pricing model, using the following weighted-average assumptions as of the grant date for stock options granted during the years presented. Expected volatilities are based on historical volatility of the Company’s stock over the immediately preceding expected life period, as well as other factors known on the grant date that would have a significant effect on the stock price during the expected life period. The expected stock option life used is the historical option life of the similar employee base or Board. The turnover rate is based on historical data of the similar employee base as a group and the Board as a group. The risk-free interest rate is the Treasury rate on the date of grant corresponding to the expected life period of the stock option.
There were no stock option grants or modifications in 2021, 2020 or 2019. As of December 31, 2021, there was no unrecognized compensation cost related to non-vested stock options granted under the plan.
There were no options exercised during the years ended December 31, 2021, 2020 or 2019.

NOTE 15 – STOCK BASED COMPENSATION (continued)
Restricted Stock Awards and Units
The fair value of restricted stock awards and units is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest after one year or more of service, determined at the grant date, with the exception of 14,950 shares granted to non-employee directors of the Board included as vested, below, which vested on the grant date.
A summary of the changes in the Company’s non-vested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	5,000	$45.22
Granted	14,950	59.26
Vested	(18,450)	56.69
Nonvested at December 31, 2021	1,500	$44.10
As of December 31, 2021, there was no unrecognized compensation cost related to non-vested shares granted under the plan. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $1.1 million, $0.7 million and $0.7 million, respectively.
Performance Stock Units
The fair value of stock awards is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The expected dividend rate is assumed to be the most recent dividend rate declared by the Board on the grant date. The grant date fair value of stock awards is assumed at the target payout rate. The stock awards fully vest on the third anniversary of the grant date. The 2021-2023, 2020-2022 and 2019-2021 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on beginning equity. Shares granted below include the number of shares assumed granted based on actual performance criteria of the 2021-2023, 2020-2022 and 2019-2021 Long-Term Incentive Plans at December 31, 2021.

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	157,515	$44.85
Granted, net	212,475	51.59
Vested	(83,216)	45.64
Forfeited	(15,004)	45.72
Nonvested at December 31, 2021	271,770	$49.83
As of December 31, 2021, there was $6.4 million of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted period of 1.77 years. The total fair value of shares vested during the year ended December 31, 2021, 2020 and 2019 was $5.2 million, $5.7 million and $5.7 million, respectively. During the years ended December 31, 2021, 2020 and 2019, 83,216, 120,204 and 126,672 shares vested, respectively.

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
The capital adequacy requirements were heightened by the Basel III Rule, previously defined, which went into effect on January 1, 2015 with a phase-in period for certain aspects of the rule through 2019. Under the Basel III rule, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.00% for 2015 to 2.50% by 2019. The capital conservation buffer for 2021 and 2020 was 2.50%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. .The quantitative measures established by regulation to ensure capital adequacy that were in effect on December 31, 2021 and 2020, require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total, Tier I and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2021 and 2020, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 16 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2021, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank’s category.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum "Required" to Be "Well" Capitalized Under "Prompt" Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital (to Risk Weighted Assets)
Consolidated	$744,421	15.35%	$388,020	8.00%	$509,276	N/A	N/A	N/A
Bank	$726,091	15.01%	$387,118	8.00%	$508,093	10.50%	$483,898	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$683,754	14.10%	$291,015	6.00%	$412,271	N/A	N/A	N/A
Bank	$665,424	13.75%	$290,339	6.00%	$411,313	8.50%	$387,118	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$683,754	14.10%	$218,261	4.50%	$339,518	N/A	N/A	N/A
Bank	$665,424	13.75%	$217,754	4.50%	$338,729	7.00%	$314,534	6.50%
Tier I Capital (to Average Assets)
Consolidated	$683,754	10.73%	$254,898	4.00%	$254,898	N/A	N/A	N/A
Bank	$665,424	10.46%	$254,425	4.00%	$254,425	4.00%	$318,030	5.00%

As of December 31, 2020
Total Capital (to Risk Weighted Assets)
Consolidated	$682,778	14.65%	$372,921	8.00%	$489,459	N/A	N/A	N/A
Bank	$678,034	14.56%	$372,560	8.00%	$488,985	10.50%	$465,700	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$624,381	13.39%	$279,691	6.00%	$396,229	N/A	N/A	N/A
Bank	$619,693	13.31%	$279,420	6.00%	$395,845	8.50%	$372,560	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$624,381	13.39%	$209,768	4.50%	$326,306	N/A	N/A	N/A
Bank	$619,693	13.31%	$209,565	4.50%	$325,990	7.00%	$302,705	6.50%
Tier I Capital (to Average Assets)
Consolidated	$624,381	10.93%	$228,406	4.00%	$228,406	N/A	N/A	N/A
Bank	$619,693	10.88%	$227,900	4.00%	$227,900	4.00%	$284,875	5.00%
The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2021, approximately $106.9 million was available to be paid as dividends to the Company by the Bank.
The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2021. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 17 – OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2021 and 2020.

	December 31, 2021
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(dollars in thousands)				Financial Instruments	Cash Collateral Position	Net Amount
Assets
Interest Rate Swap Derivatives	$14,309	$0	$14,309	$0	$(2,255)	$12,054
Total Assets	$14,309	$0	$14,309	$0	$(2,255)	$12,054
Liabilities
Interest Rate Swap Derivatives	$14,329	$0	$14,329	$0	$(7,995)	$6,334
Total Liabilities	$14,329	$0	$14,329	$0	$(7,995)	$6,334

	December 31, 2020
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(dollars in thousands)				Financial Instruments	Cash Collateral Position	Net Amount
Assets
Interest Rate Swap Derivatives	$21,764	$0	$21,764	$0	$0	$21,764
Total Assets	$21,764	$0	$21,764	$0	$0	$21,764
Liabilities
Interest Rate Swap Derivatives	$21,794	$0	$21,794	$0	$(21,370)	$424
Total Liabilities	$21,794	$0	$21,794	$0	$(21,370)	$424
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

NOTE 18 – COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES
During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2021 and 2020, were as follows:

	2021		2020
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial loan lines of credit	$79,792	$1,850,719	$52,568	$1,646,539
Standby letters of credit	0	55,336	0	53,796
Real estate mortgage loans	7,906	14,216	11,984	3,921
Real estate construction mortgage loans	2,402	3,213	767	3,051
Home equity mortgage open-ended revolving lines	0	306,124	0	267,530
Consumer loan open-ended revolving lines	0	23,287	0	19,918
Total	$90,100	$2,252,895	$65,319	$1,994,755

The index on variable rate commercial loan commitments is principally the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2021 and 2020, were as follows:

	2021		2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial loan	1.99-14.50%	1.11-10.00%	1.00-14.50%	1.16-9.25%
Real estate mortgage loan	2.50-3.75%	3.00-8.25%	2.63-3.75%	3.00-5.75%
Consumer loan open-ended revolving line	15.00%	3.25-15.00%	15.00%	3.00-15.00%
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

NOTE 19 – PARENT COMPANY STATEMENTS
The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2021	2020
ASSETS
Deposits with Lake City Bank	$834	$568
Deposits with other depository institutions	2,459	2,433
Cash	3,293	3,001
Investments in banking subsidiary	686,487	652,407
Investments in other subsidiaries	3,468	3,043
Other assets	11,830	9,455
Total assets	$705,078	$667,906
LIABILITIES
Dividends payable and other liabilities	$261	$311
Borrowings	0	10,500
STOCKHOLDERS’ EQUITY	704,817	657,095
Total liabilities and stockholders’ equity	$705,078	$667,906
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Dividends from Lake City Bank	$47,355	$32,079	$57,842
Dividends from non-bank subsidiaries	1,035	1,300	1,302
Other income	3	0	155
Interest expense	(7)	0	(1,720)
Miscellaneous expense	(8,133)	(3,935)	(5,321)
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	40,253	29,444	52,258
Income tax benefit	2,360	1,065	2,256
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	42,613	30,509	54,514
Equity in undistributed income of subsidiaries	53,120	53,828	32,533
NET INCOME	$95,733	$84,337	$87,047
COMPREHENSIVE INCOME	$84,082	$100,022	$105,297

NOTE 19 – PARENT COMPANY STATEMENTS (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$95,733	$84,337	$87,047
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(53,120)	(53,828)	(32,533)
Other changes	5,177	1,257	3,529
Net cash from operating activities	47,790	31,766	58,043
Cash flows from financing activities
Repayment of long-term debt	0	0	(30,928)
Proceeds from (payments on) short-term borrowings	(10,500)	10,500	0
Payments related to equity incentive plans	(1,914)	(2,137)	(2,109)
Purchase of treasury stock	(559)	(10,547)	(515)
Sales of treasury stock	115	119	118
Dividends paid	(34,640)	(30,566)	(29,639)
Cash flows from financing activities	(47,498)	(32,631)	(63,073)
Net increase (decrease) in cash and cash equivalents	292	(865)	(5,030)
Cash and cash equivalents at beginning of the year	3,001	3,866	8,896
Cash and cash equivalents at end of the year	$3,293	$3,001	$3,866

NOTE 20 – EARNINGS PER SHARE
Following are the factors used in the earnings per share computations:

(dollars in thousand except share and per share data)	2021	2020	2019
Basic earnings per common share:
Net income	$95,733	$84,337	$87,047
Weighted-average common shares outstanding	25,475,994	25,469,242	25,588,404
Basic earnings per common share	$3.76	$3.31	$3.40
Diluted earnings per common share:
Net income	$95,733	$84,337	$87,047
Weighted-average common shares outstanding for basic earnings per common share	25,475,994	25,469,242	25,588,404
Add: Dilutive effect of assumed exercises of stock options and awards	144,111	104,699	170,489
Average shares and dilutive potential common shares	25,620,105	25,573,941	25,758,893
Diluted earnings per common share	$3.74	$3.30	$3.38
There were no antidilutive stock options for 2021, 2020 and 2019.

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for December 31, 2021 and 2020, all shown net of tax:

(dollars in thousands)	Unrealized Gains and (Losses) on Available-for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$29,182	$(1,438)	$27,744
Other comprehensive income (loss) before reclassification	(11,496)	293	(11,203)
Amounts reclassified from accumulated other comprehensive income (loss)	(630)	182	(448)
Net current period other comprehensive income (loss)	(12,126)	475	(11,651)
Balance at December 31, 2021	$17,056	$(963)	$16,093

(dollars in thousands)	Unrealized Gains and (Losses) on Available-for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2020	$13,607	$(1,548)	$12,059
Other comprehensive income (loss) before reclassification	15,917	(78)	15,839
Amounts reclassified from accumulated other comprehensive income (loss)	(342)	188	(154)
Net current period other comprehensive income (loss)	15,575	110	15,685
Balance at December 31, 2020	$29,182	$(1,438)	$27,744

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated comprehensive income for the years ended December 31, 2021, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
2021
(dollars in thousands)
Realized gains and (losses) on available-for-sale securities	$797	Net securities gains
Tax effect	(167)	Income tax expense
Subtotal	630	Net of tax
Amortization of defined benefit pension items(1)	(242)	Salaries and employee benefits
Tax effect	60	Income tax expense
Subtotal	(182)	Net of tax
Total reclassifications for the period	$448	Net income

2020
(dollars in thousands)
Realized gains and (losses) on available-for-sale securities	$433	Net securities gains
Tax effect	(91)	Income tax expense
Subtotal	342	Net of tax
Amortization of defined benefit pension items(1)	(251)	Salaries and employee benefits
Tax effect	63	Income tax expense
Subtotal	(188)	Net of tax
Total reclassifications for the period	$154	Net income

2019
(dollars in thousands)
Realized gains and (losses) on available-for-sale securities	$142	Net securities gains
Tax effect	(30)	Income tax expense
Subtotal	112	Net of tax
Amortization of defined benefit pension items(1)	(205)	Salaries and employee benefits
Tax effect	52	Income tax expense
Subtotal	(153)	Net of tax
Total reclassifications for the period	$(41)	Net income
(1)Included in the computation of net pension plan expense as more fully discussed in Note 11 – Pension and Other Postretirement Plans.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2021	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$48,322	$49,295	$47,625	$47,977
Interest expense	3,315	3,554	3,964	4,298
Net interest income	45,007	45,741	43,661	43,679
Provision for credit losses	0	1,300	(1,700)	1,477
Net interest income after provision	45,007	44,441	45,361	42,202
Noninterest income	9,709	11,114	11,340	12,557
Noninterest expense	24,926	25,967	26,648	26,746
Income tax expense	5,507	5,469	5,705	5,030
Net income	$24,283	$24,119	$24,348	$22,983

Basic earnings per common share	$0.95	$0.95	$0.96	$0.90
Diluted earnings per common share	$0.95	$0.94	$0.95	$0.90

2020	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$49,854	$45,979	$46,831	$50,439
Interest expense	5,141	6,066	7,303	11,585
Net interest income	44,713	39,913	39,528	38,854
Provision for credit losses	920	1,750	5,500	6,600
Net interest income after provision	43,793	38,163	34,028	32,254
Noninterest income	11,782	13,115	11,169	10,777
Noninterest expense	24,912	23,125	21,079	22,089
Income tax expense	6,071	5,377	4,448	3,643
Net income	$24,592	$22,776	$19,670	$17,299

Basic earnings per common share	$0.97	$0.89	$0.77	$0.68
Diluted earnings per common share	$0.97	$0.89	$0.77	$0.67
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

NOTE 23 – WARRANT (continued)

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
NOTE 24 – LEASES
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
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The following is a maturity analysis of the operating lease liabilities as of December 31, 2021:

Years ending December 31, (in thousands)	Operating Lease Obligation
2022	$595
2023	606
2024	622
2025	640
2026	617
2027 and thereafter	1,616
Total undiscounted lease payments	4,696
Less imputed interest	(478)
Lease liability	$4,218
Right-of-use asset	$4,218

NOTE 24 – LEASES (continued)

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Lease cost
Operating lease cost	$536	$536	$498
Short-term lease cost	24	24	24
Total lease cost	$560	$560	$522

Other information
Operating cash outflows from operating leases	$536	$536	$498
Weighted-average remaining lease term - operating leases	7.9	8.8	9.8
Weighted average discount rate - operating leases	2.8%	2.8%	2.8%
NOTE 25 – COVID-19 and CURRENT ECONOMIC CONDITIONS
On March 11, 2020, the World Health Organization announced that the COVID-19 outbreak was deemed a pandemic, and on March 13, 2020, the President declared the ongoing COVID-19 pandemic of sufficient magnitude to warrant an emergency declaration. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a prolonged worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition, liquidity and cash flows.
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

ITEM 9A. CONTROLS AND PROCEDURES
a)An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.
The Company’s independent registered public accounting firm (Crowe LLP - PCAOB ID: 173) has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.
c)There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained under the captions “Election of Directors,” “Corporate Governance and the Board of Directors” and “Delinquent Section 16(a) Reports” in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 12, 2022, to be filed with the SEC on March 3, 2022, on Form DEF 14A, and such sections are incorporated herein by reference in response to this Item.

ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 12, 2022, to be filed with the SEC on March 3, 2022, on Form DEF 14A, is incorporated herein by reference in response to this Item. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 12, 2022, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item.
See Item 5 above for equity compensation plan information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 12, 2022, to be with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 14 - Related Party Transactions to the Company’s financial statements contained in Item 8.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 12, 2022, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The documents listed below are filed as a part of this report:
(a)Exhibits

Exhibit No.	Document	Location

3.1	Amended and Restated Articles of Incorporation of Lakeland Financial Corporation	Exhibit 3.1 to the Company’s Form 8-K filed on March 2, 2009

3.2	Amendment to Amended and Restated Articles of Incorporation of Lakeland Financial Corporation	Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2012

3.3	Restated Bylaws of Lakeland Financial Corporation	Exhibit 3.2 to the Company’s Form 10-K For the fiscal year ended December 31, 2011

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2003

4.2	Description of Securities	Exhibit 4.4 to the Company's Form 10-K for the fiscal year ended December 31, 2019

10.1*	Lakeland Financial Corporation 2008 Equity Incentive Plan	Exhibit 10.1 to the Company’s Form S-8 filed on May 14, 2008

10.2*	Amended and Restated Lakeland Financial Corporation Director’s Fee Deferral Plan	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.3*	Form of Change in Control Agreement entered into with David M. Findlay, Kevin L. Deardorff, Eric H. Ottinger, Michael E. Gavin, Lisa M. O’Neill and Kristin L. Pruitt	Exhibit 10.1 of the Company’s Form 8-K filed on March 2, 2016

10.4*	Amended and Restated Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.5*	First Amendment to Amended and Restated Employee Deferred Compensation Plan	Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 2020

10.6*	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2004

10.7*	Amended and Restated Long Term Incentive Plan	Exhibit 10.1 to the Company’s Form10-Q for the quarter ended September 30, 2009

10.8*	Lakeland Financial Corporation 2013 Equity Incentive Plan	Appendix A to the Definitive Proxy Statement on Form DEF-14A filed on March 4, 2013

10.9*	Form of Restricted Stock Award Agreement	Exhibit 4.3 to the Company’s Form S-8 filed on July 9, 2013

10.10*	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.4 to the Company’s Form S-8 filed on July 9, 2013

10.11*	Form of Restricted Stock Unit Award Agreement	Exhibit 4.5 to the Company’s Form S-8 filed on July 9, 2013

10.12*	Lakeland Financial Corporation 2017 Equity Incentive Plan	Exhibit 4.5 to the Company’s Form S-8 filed on April 13, 2017

10.13*	Form of Restricted Stock Unit Award Agreement	Exhibit 4.6 to the Company’s Form S-8 filed on April 13, 2017

10.14*	Form of Restricted Stock Award Agreement	Exhibit 4.7 to the Company’s Form S-8 filed on April 13, 2017

10.15*	Form of Restricted Stock Award Agreement	Exhibit 4.8 to the Company’s Form S-8 filed on April 13, 2017

10.16*	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.9 to the Company’s Form S-8 filed on April 13, 2017

10.17*	Lakeland Financial Corporation Amended and Restated 2017 Equity Incentive Plan	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2021

21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered Public Accounting Firm	Attached hereto

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto
* Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: February 23, 2022	By	/s/ David M. Findlay
David M. Findlay, Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Findlay	President, Chief Executive Officer and Director
David M. Findlay	(principal executive officer)	February 23, 2022

/s/ Lisa M. O’Neill	Executive Vice President, Chief Financial Officer
Lisa M. O’Neill	(principal financial officer)	February 23, 2022

/s/ Brok A. Lahrman	Senior Vice President, Finance and Chief Accounting Officer
Brok A. Lahrman	(principal accounting officer)	February 23, 2022

/s/ A. Faraz Abbasi
A. Faraz Abbasi	Director	February 23, 2022

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	February 23, 2022

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	February 23, 2022

/s/Darrianne P. Christian
Darrianne P. Christian	Director	February 23, 2022

/s/ Daniel F. Evans, Jr.
Daniel F. Evans, Jr.	Director	February 23, 2022

/s/ Michael L. Kubacki
Michael L. Kubacki	Chairman and Director	February 23, 2022

/s/ Emily E. Pichon
Emily E. Pichon	Director	February 23, 2022

/s/ Steven D. Ross
Steven D. Ross	Director	February 23, 2022

/s/ Brian J. Smith
Brian J. Smith	Director	February 23, 2022

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	February 23, 2022

/s/ Ronald D. Truex
Ronald D. Truex	Director	February 23, 2022

/s/ M. Scott Welch
M. Scott Welch	Director	February 23, 2022