Form 10-Q
period 2022-03-31
LAKELAND FINANCIAL CORP
filed 2022-04-27
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at April 21, 2022:  25,346,149

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$71,669	$51,830
Short-term investments	403,355	631,410
Total cash and cash equivalents	475,024	683,240

Securities available-for-sale (carried at fair value)	1,522,535	1,398,558
Real estate mortgage loans held-for-sale	2,234	7,470

Loans, net of allowance for credit losses of $67,526 and $67,773	4,286,188	4,220,068

Land, premises and equipment, net	58,883	59,309
Bank owned life insurance	97,722	97,652
Federal Reserve and Federal Home Loan Bank stock	12,840	13,772
Accrued interest receivable	19,448	17,674
Goodwill	4,970	4,970
Other assets	92,415	54,610
Total assets	$6,572,259	$6,557,323

LIABILITIES
Noninterest bearing deposits	$1,880,418	$1,895,481
Interest bearing deposits	3,940,205	3,839,926
Total deposits	5,820,623	5,735,407

Borrowings - Federal Home Loan Bank advances	75,000	75,000

Accrued interest payable	2,303	2,619
Other liabilities	65,231	39,391
Total liabilities	5,963,157	5,852,417

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,816,997 shares issued and 25,346,149 outstanding as of March 31, 2022
25,777,609 shares issued and 25,300,793 outstanding as of December 31, 2021	121,138	120,615
Retained earnings	596,578	583,134
Accumulated other comprehensive income (loss)	(93,687)	16,093
Treasury stock at cost (470,848 shares as of March 31, 2022, 476,816 shares as of December 31, 2021)	(15,016)	(15,025)
Total stockholders’ equity	609,013	704,817
Noncontrolling interest	89	89
Total equity	609,102	704,906
Total liabilities and equity	$6,572,259	$6,557,323

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
NET INTEREST INCOME
Interest and fees on loans
Taxable	$39,735	$43,461
Tax exempt	169	104
Interest and dividends on securities
Taxable	3,278	1,835
Tax exempt	4,606	2,489
Other interest income	246	88
Total interest income	48,034	47,977

Interest on deposits	3,081	4,218
Interest on borrowings
Short-term	0	7
Long-term	73	73
Total interest expense	3,154	4,298

NET INTEREST INCOME	44,880	43,679
		`
Provision for credit losses	417	1,477

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,463	42,202

NONINTEREST INCOME
Wealth advisory fees	2,287	2,178
Investment brokerage fees	519	464
Service charges on deposit accounts	2,809	2,491
Loan and service fees	2,889	2,776
Merchant card fee income	815	622
Bank owned life insurance income (loss)	(83)	756
Interest rate swap fee income	50	249
Mortgage banking income	509	1,373
Net securities gains	0	753
Other income	892	895
Total noninterest income	10,687	12,557

NONINTEREST EXPENSE
Salaries and employee benefits	14,392	14,385
Net occupancy expense	1,629	1,503
Equipment costs	1,411	1,445
Data processing fees and supplies	3,081	3,319
Corporate and business development	1,219	1,509
FDIC insurance and other regulatory fees	439	464
Professional fees	1,559	1,877
Other expense	3,239	2,244
Total noninterest expense	26,969	26,746

INCOME BEFORE INCOME TAX EXPENSE	28,181	28,013
Income tax expense	4,539	5,030
NET INCOME	$23,642	$22,983

BASIC WEIGHTED AVERAGE COMMON SHARES	25,515,271	25,457,659

BASIC EARNINGS PER COMMON SHARE	$0.93	$0.90

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,690,372	25,550,111

DILUTED EARNINGS PER COMMON SHARE	$0.92	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited - in thousands)

	Three months ended March 31,
	2022	2021
Net income	$23,642	$22,983
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(138,995)	(15,297)
Reclassification adjustment for gains included in net income	0	(753)
Net securities gain (loss) activity during the period	(138,995)	(16,050)
Tax effect	29,188	3,371
Net of tax amount	(109,807)	(12,679)
Defined benefit pension plans:
Amortization of net actuarial loss	36	60
Net gain activity during the period	36	60
Tax effect	(9)	(15)
Net of tax amount	27	45
Total other comprehensive income (loss), net of tax	(109,780)	(12,634)
Comprehensive income (loss)	$(86,138)	$10,349

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2021	25,239,748	$114,927	$529,005	$27,744	$(14,581)	$657,095	$89	$657,184
Adoption of ASU 2016-13			(6,951)			(6,951)		$(6,951)
Comprehensive income:
Net income			22,983			22,983		22,983
Other comprehensive income (loss), net of tax				(12,634)		(12,634)		(12,634)
Cash dividends declared and paid, $0.34 per share			(8,647)			(8,647)		(8,647)
Treasury shares purchased under deferred directors' plan	(3,634)	219			(219)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,664	(115)			115	0		0
Stock activity under equity compensation plans	49,130	(1,648)				(1,648)		(1,648)
Stock based compensation expense		1,381				1,381		1,381
Balance at March 31, 2021	25,290,908	$114,764	$536,390	$15,110	$(14,685)	$651,579	$89	$651,668

Balance at January 1, 2022	25,300,793	$120,615	$583,134	$16,093	$(15,025)	$704,817	$89	$704,906
Comprehensive loss:
Net income			23,642			23,642		23,642
Other comprehensive income (loss), net of tax				(109,780)		(109,780)		(109,780)
Cash dividends declared and paid, $0.40 per share			(10,198)			(10,198)		(10,198)
Treasury shares purchased under deferred directors' plan	(2,587)	212			(212)	0		0
Treasury shares sold and distributed under deferred directors' plan	8,555	(221)			221	0		0
Stock activity under equity compensation plans	39,388	(1,728)				(1,728)		(1,728)
Stock based compensation expense		2,260				2,260		2,260
Balance at March 31, 2022	25,346,149	$121,138	$596,578	$(93,687)	$(15,016)	$609,013	$89	$609,102

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Three Months Ended March 31,	2022	2021
Cash flows from operating activities:
Net income	$23,642	$22,983
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,516	1,575
Provision for credit losses	417	1,477
Amortization of loan servicing rights	223	198
Net change in loan servicing rights valuation allowance	(360)	(197)
Loans originated for sale, including participations	(12,468)	(32,629)
Net gain on sales of loans	(513)	(1,233)
Proceeds from sale of loans, including participations	18,058	25,692
Net (gain) loss on sales of premises and equipment	1	(1)
Net gain on sales and calls of securities available-for-sale	0	(753)
Net securities amortization	1,654	958
Stock based compensation expense	2,260	1,381
Losses (earnings) on life insurance	83	(756)
Gain on life insurance	0	(202)
Tax benefit of stock award issuances	(500)	(266)
Net change:
Interest receivable and other assets	(2,822)	(1,415)
Interest payable and other liabilities	16,513	6,980
Total adjustments	24,062	809
Net cash from operating activities	47,704	23,792

Cash flows from investing activities:
Proceeds from sale of securities available- for-sale	0	13,506
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	29,647	31,734
Purchases of securities available-for-sale	(292,127)	(161,224)
Purchase of life insurance	(43)	(528)
Net (increase) decrease in total loans	(66,537)	174,303
Proceeds from sales of land, premises and equipment	0	2
Purchases of land, premises and equipment	(1,091)	(2,162)
Proceeds from redemption of Federal Home Loan Bank stock	932	0
Proceeds from life insurance	0	329
Net cash from investing activities	(329,219)	55,960

Cash flows from financing activities:
Net increase in total deposits	85,216	193,165
Net increase (decrease) in short-term borrowings	0	(10,500)
Common dividends paid	(10,198)	(8,647)
Payments related to equity incentive plans	(1,728)	(1,648)
Purchase of treasury stock	(212)	(219)
Sale of treasury stock	221	115
Net cash from financing activities	73,299	172,266
Net change in cash and cash equivalents	(208,216)	252,018
Cash and cash equivalents at beginning of the period	683,240	249,927
Cash and cash equivalents at end of the period	475,024	501,945
Cash paid during the period for:
Interest	$3,470	$5,973
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	0	131
Securities purchases payable	2,146	5,855
Right-of-use assets obtained in exchange for lease liabilities	1,612	0

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2022. The Company’s 2021 Annual Report on Form 10-K should be read in conjunction with these statements.
Newly Issued But Not Yet Effective Accounting Standards
On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to a planned adoption of reference rates which could include Secured Overnight Financing Rate (“SOFR”), amongst others. The Company has identified loans that renewed prior to 2021 and obtained updated reference rate language at the time of renewal. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. The Company has adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020.
The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. Legacy LIBOR-based loans will be transitioned to an alternative reference rate on or before June 30, 2023. The guidance under ASC 848 will be available for a limited time, generally through December 31, 2022. The Company expects to adopt the LIBOR transition relief allowed under this standard, and does note expect such adoption to have a material impact on the consolidated financial statements.
In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (ASC 815): Fair Value Hedging - Portfolio Layer Method." ASC 815 currently permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in this Update allow nonprepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonpreapayble financial assets, thereby allowing consistent accounting for similar hedges. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures." The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross writeoffs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently assessing the impact of ASU 2022-02 on its disclosures and control structure; however, the Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

Reclassification
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2022
U.S. Treasury securities	$2,250	$0	$(4)	$0	$2,246
U.S. government sponsored agencies	164,514	0	(11,622)	0	152,892
Mortgage-backed securities: residential	634,654	680	(39,013)	0	596,321
Mortgage-backed securities: commercial	96	0	0	0	96
State and municipal securities	838,427	4,608	(72,055)	0	770,980
Total	$1,639,941	$5,288	$(122,694)	$0	$1,522,535

December 31, 2021
U.S. Treasury securities	$900	$0	$0	$0	$900
U.S. government sponsored agencies	145,858	39	(2,445)	0	143,452
Mortgage-backed securities: residential	487,157	4,455	(4,936)	0	486,676
Mortgage-backed securities: commercial	522	1	0	0	523
State and municipal securities	742,532	25,749	(1,274)	0	767,007
Total	$1,376,969	$30,244	$(8,655)	$0	$1,398,558
Information regarding the fair value and amortized cost of available-for-sale debt securities by maturity as of March 31, 2022 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,356	$3,357
Due after one year through five years	11,031	11,140
Due after five years through ten years	54,556	54,559
Due after ten years	936,248	857,062
	1,005,191	926,118
Mortgage-backed securities	634,750	596,417
Total debt securities	$1,639,941	$1,522,535
    Securities proceeds, gross gains and gross losses are presented below.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Sales of securities available-for-sale
Proceeds	$0	$13,506
Gross gains	0	753
Gross losses	0	0
Number of securities	0	7

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
Securities with carrying values of $272.6 million and $300.8 million were pledged as of March 31, 2022 and December 31, 2021, respectively, as collateral for borrowings from the Federal Home Loan Bank and Federal Reserve Bank and for other purposes as permitted or required by law.
Information regarding securities with unrealized losses as of March 31, 2022 and December 31, 2021 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
U.S. Treasury securities	$2,246	$4	$0	$0	$2,246	$4
U.S. government sponsored agencies	126,338	8,757	26,554	2,865	152,892	11,622
Mortgage-backed securities: residential	441,367	26,752	109,331	12,261	550,698	39,013
Mortgage-backed securities: commercial	96	0	0	0	96	0
State and municipal securities	560,210	71,480	3,497	575	563,707	72,055
Total temporarily impaired	$1,130,257	$106,993	$139,382	$15,701	$1,269,639	$122,694

December 31, 2021
U.S. government sponsored agencies	$85,968	$1,364	$28,676	$1,081	$114,644	$2,445
Mortgage-backed securities: residential	272,264	4,076	22,792	860	295,056	4,936
State and municipal securities	138,659	1,274	0	0	138,659	1,274
Total temporarily impaired	$496,891	$6,714	$51,468	$1,941	$548,359	$8,655
The total number of securities with unrealized losses as of March 31, 2022 and December 31, 2021 is presented below.

	Less than 12 months	12 months or more	Total
March 31, 2022
U.S. Treasury securities	6	0	6
U.S. government sponsored agencies	12	5	17
Mortgage-backed securities: residential	90	15	105
Mortgage-backed securities: commercial	1	0	1
State and municipal securities	376	3	379
Total temporarily impaired	485	23	508

December 31, 2021
U.S. government sponsored agencies	8	5	13
Mortgage-backed securities: residential	29	3	32
State and municipal securities	80	0	80
Total temporarily impaired	117	8	125
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the consolidated income statement. For available-for sale debt securities that do not meet the criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2022. Accrued interest receivable on available-for-sale debt securities totaled $8.8 million and $7.4 million at March 31, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses.
The U.S. government sponsored agencies and mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
NOTE 3. LOANS

(dollars in thousands)	March 31, 2022		December 31, 2021
Commercial and industrial loans:
Working capital lines of credit loans	$678,567	15.6%	$652,861	15.2%
Non-working capital loans	784,890	18.0	736,608	17.2
Total commercial and industrial loans	1,463,457	33.6	1,389,469	32.4

Commercial real estate and multi-family residential loans:
Construction and land development loans	399,618	9.2	379,813	8.9
Owner occupied loans	724,588	16.6	739,371	17.2
Nonowner occupied loans	619,163	14.2	588,458	13.7
Multifamily loans	214,003	4.9	247,204	5.8
Total commercial real estate and multi-family residential loans	1,957,372	44.9	1,954,846	45.6

Agri-business and agricultural loans:
Loans secured by farmland	164,252	3.8	206,331	4.8
Loans for agricultural production	259,417	6.0	239,494	5.6
Total agri-business and agricultural loans	423,669	9.8	445,825	10.4

Other commercial loans	78,412	1.8	73,490	1.7
Total commercial loans	3,922,910	90.1	3,863,630	90.1

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	180,448	4.1	176,561	4.1
Open end and junior lien loans	158,583	3.6	156,238	3.6
Residential construction and land development loans	11,135	0.3	11,921	0.3
Total consumer 1-4 family mortgage loans	350,166	8.0	344,720	8.0

Other consumer loans	83,395	1.9	82,755	1.9
Total consumer loans	433,561	9.9	427,475	9.9
Subtotal	4,356,471	100.0%	4,291,105	100.0%
Less: Allowance for credit losses	(67,526)		(67,773)
Net deferred loan fees	(2,757)		(3,264)
Loans, net	$4,286,188		$4,220,068
The recorded investment in loans does not include accrued interest, which totaled $10.3 million and $10.0 million at March 31, 2022 and December 31, 2021, respectively.
The Company had $239,000 and $350,000 in residential real estate loans in the process of foreclosure as of March 31, 2022 and December 31, 2021, respectively.

NOTE 4. ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
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
For off balance sheet credit exposures outlined in the ASU at 326-20-30-11, it is the Company’s position that nearly all of the unfunded amounts on lines of credit are unconditionally cancellable, and therefore not subject to having a liability recorded.
The following tables present the activity in the allowance for credit losses by portfolio segment for the periods ended:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended March 31, 2022
Beginning balance, January 1	$30,595	$26,535	$5,034	$1,146	$2,866	$1,147	$450	$67,773
Provision for credit losses	730	319	(273)	(88)	(248)	(55)	32	417
Loans charged-off	(19)	(597)	0	0	(22)	(102)	0	(740)
Recoveries	16	0	0	0	10	50	0	76
Net loans (charged-off) recovered	(3)	(597)	0	0	(12)	(52)	0	(664)
Ending balance	$31,322	$26,257	$4,761	$1,058	$2,606	$1,040	$482	$67,526

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended March 31, 2021
Beginning balance, January 1	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408
Impact of adopting ASC 326	4,312	4,316	1,060	941	953	349	(2,881)	9,050
Provision for credit losses	(540)	2,285	(202)	(185)	(233)	13	339	1,477
Loans charged-off	(87)	(71)	0	0	(6)	(72)	0	(236)
Recoveries	34	8	0	0	51	52	0	145
Net loans (charged-off) recovered	(53)	(63)	0	0	45	(20)	0	(91)
Ending balance	$32,052	$29,445	$3,901	$1,172	$3,384	$1,293	$597	$71,844

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

The following table summarizes the risk category of loans by loan segment and origination date as of March 31, 2022:

(dollars in thousands)	2022		2021	2020	2019		2018	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$0		$3,082	$764	$3,045		$0	$0	$6,891	$593,938	$600,829
Special Mention	0		0	0	0		0	0	0	59,209	59,209
Substandard	0		0	74	0		0	0	74	18,542	18,616
Total	0		3,082	838	3,045		0	0	6,965	671,689	678,654
Non-working capital loans:
Pass	63,830		165,396	123,800	71,707		23,723	31,231	479,687	256,462	736,149
Special Mention	209		16,535	0	216		635	3,657	21,252	79	21,331
Substandard	0		2,937	6,380	862		2,370	5,217	17,766	3,835	21,601
Not Rated	399		2,105	1,627	710		417	96	5,354	0	5,354
Total	64,438		186,973	131,807	73,495		27,145	40,201	524,059	260,376	784,435
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	9,322		37,819	20,870	542		573	0	69,126	328,593	397,719
Special Mention	0		0	0	0		0	0	0	56	56
Total	9,322		37,819	20,870	542		573	0	69,126	328,649	397,775
Owner occupied loans:
Pass	20,705		166,777	174,001	108,181		78,260	126,142	674,066	28,228	702,294
Special Mention	0		6,277	0	865		909	9,180	17,231	0	17,231
Substandard	0		473	1,679	894		1,161	236	4,443	0	4,443
Total	20,705		173,527	175,680	109,940		80,330	135,558	695,740	28,228	723,968
Nonowner occupied loans:
Pass	41,921		142,070	146,588	105,635		21,701	87,080	544,995	47,604	592,599
Special Mention	0		11,667	307	0		0	14,120	26,094	0	26,094
Total	41,921		153,737	146,895	105,635		21,701	101,200	571,089	47,604	618,693
Multifamily loans:
Pass	2,665		67,930	37,909	36,337	17,105	11,969	21,061	177,871	13,605	191,476
Special Mention	22,178		0	0	0		0	0	22,178	0	22,178
Total	24,843		67,930	37,909	36,337		11,969	21,061	200,049	13,605	213,654
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	4,748		46,921	35,089	12,005		10,034	25,189	133,986	24,532	158,518
Special Mention	0		0	1,985	2,278		0	210	4,473	899	5,372
Substandard	0		0	0	0		190	145	335	0	335
Total	4,748		46,921	37,074	14,283		10,224	25,544	138,794	25,431	164,225
Loans for agricultural production:
Pass	1,573		31,444	24,820	3,985		10,372	5,356	77,550	166,721	244,271
Special Mention	0		432	7,727	1,160		0	0	9,319	5,905	15,224
Total	1,573		31,876	32,547	5,145		10,372	5,356	86,869	172,626	259,495
Other commercial loans:
Pass	2,964		6,417	20,425	3,082		1,175	15,043	49,106	25,363	74,469
Special Mention	0		0	0	0		0	3,649	3,649	0	3,649
Total	2,964		6,417	20,425	3,082		1,175	18,692	52,755	25,363	78,118
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans
Pass	1,360		13,558	15,386	5,197		5,722	4,604	45,827	6,191	52,018
Substandard	0		0	0	0		88	3,050	3,138	0	3,138
Not Rated	8,079		47,296	24,338	8,764		4,069	32,489	125,035	0	125,035
Total	9,439		60,854	39,724	13,961		9,879	40,143	174,000	6,191	180,191
Open end and junior lien loans
Pass	0	453	662	374	115		103	0	1,254	4,900	6,154
Substandard	0		0	0	0		0	2	2	26	28
Not Rated	14,626		18,637	4,667	4,967		2,976	3,304	49,177	104,879	154,056
Total	14,626		19,299	5,041	5,082		3,079	3,306	50,433	109,805	160,238
Residential construction loans
Not Rated	1,420	4,756	6,189	1,158	892		136	1,278	11,073	0	11,073
Total	1,420		6,189	1,158	892		136	1,278	11,073	0	11,073

Other consumer loans
Pass	78	2,302	787	1,167	0	1,088	5,422	17,046	22,468
Substandard	0	0	22	219	0	0	241	41	282
Not Rated	5,320	19,432	13,237	6,122	4,878	2,509	51,498	8,947	60,445
Total	5,398	21,734	14,046	7,508	4,878	3,597	57,161	26,034	83,195
TOTAL	$201,397	$816,358	$664,014	$378,947	$181,461	$395,936	$2,638,113	$1,715,601	$4,353,714
As of March 31, 2022, $12.5 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the SBA.

The following table summarizes the risk category of loans by loan segment and origination date as of December 31, 2021:

(dollars in thousands)	2021		2020	2019	2018		2017	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$3,699		$830	$3,360	$0		$0	$0	$7,889	$558,634	$566,523
Special Mention	0		0	0	0		0	0	0	60,441	60,441
Substandard	0		0	35	0		0	0	35	25,928	25,963
Total	3,699		830	3,395	0		0	0	7,924	645,003	652,927
Non-working capital loans:
Pass	185,374		139,157	79,477	38,899		19,415	18,489	480,811	203,794	684,605
Special Mention	17,728		0	225	979		2,350	1,426	22,708	0	22,708
Substandard	2,996		6,948	1,091	2,534		5,465	426	19,460	3,321	22,781
Not Rated	2,265		1,758	837	563		128	14	5,565	0	5,565
Total	208,363		147,863	81,630	42,975		27,358	20,355	528,544	207,115	735,659
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	35,136		30,224	1,276	998		0	0	67,634	310,396	378,030
Total	35,136		30,224	1,276	998		0	0	67,634	310,396	378,030
Owner occupied loans:
Pass	135,861		169,404	124,117	85,070		78,155	93,925	686,532	29,611	716,143
Special Mention	6,555		0	880	933		7,387	1,235	16,990	0	16,990
Substandard	489		1,570	909	1,758		694	238	5,658	0	5,658
Total	142,905		170,974	125,906	87,761		86,236	95,398	709,180	29,611	738,791
Nonowner occupied loans:
Pass	146,342		154,433	107,262	19,054		31,023	59,154	517,268	44,362	561,630
Special Mention	11,825		331	0	0		0	14,253	26,409	0	26,409
Total	158,167		154,764	107,262	19,054		31,023	73,407	543,677	44,362	588,039
Multifamily loans:
Pass	84,678		53,195	36,575	12,286	17,105	14,574	9,793	211,101	13,434	224,535
Special Mention	0		0	0	0		22,252	0	22,252	0	22,252
Total	84,678		53,195	36,575	12,286		36,826	9,793	233,353	13,434	246,787
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	47,532		37,035	16,249	10,469		10,454	17,021	138,760	61,774	200,534
Special Mention	0		1,985	2,303	0		180	30	4,498	918	5,416
Substandard	207		0	0	0		0	145	352	0	352
Total	47,739		39,020	18,552	10,469		10,634	17,196	143,610	62,692	206,302
Loans for agricultural production:
Pass	36,238		25,855	4,224	11,072		1,331	4,178	82,898	138,142	221,040
Special Mention	448		8,642	1,171	0		0	0	10,261	8,272	18,533
Total	36,686		34,497	5,395	11,072		1,331	4,178	93,159	146,414	239,573
Other commercial loans:
Pass	6,556		21,111	3,243	1,273		8,592	7,460	48,235	21,145	69,380
Special Mention	0		0	0	0		0	3,798	3,798	0	3,798
Total	6,556		21,111	3,243	1,273		8,592	11,258	52,033	21,145	73,178
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans
Pass	14,635		16,173	5,312	5,903		3,049	3,221	48,293	5,005	53,298
Special Mention	0		0	0	0		0	1,274	1,274	0	1,274
Not Rated	45,089		27,738	9,248	5,217		7,628	26,321	121,241	482	121,723
Total	59,724		43,911	14,560	11,120		10,677	30,816	170,808	5,487	176,295
Open end and junior lien loans
Pass	679	453	379	159	313		0	0	1,530	5,074	6,604
Substandard	0		0	0	0		0	0	0	98	98
Not Rated	21,945		5,624	5,987	3,899		1,653	1,526	40,634	110,523	151,157
Total	22,624		6,003	6,146	4,212		1,653	1,526	42,164	115,695	157,859
Residential construction loans
Not Rated	7,926	4,756	1,537	960	138		171	1,125	11,857	0	11,857
Total	7,926		1,537	960	138		171	1,125	11,857	0	11,857

Other consumer loans
Pass	3,401	957	1,523	0	1,155	0	7,036	12,998	20,034
Substandard	36	23	230	0	0	0	289	0	289
Not Rated	21,652	14,931	7,474	5,844	1,890	1,203	52,994	9,227	62,221
Total	25,089	15,911	9,227	5,844	3,045	1,203	60,319	22,225	82,544
TOTAL	$839,292	$719,840	$414,127	$207,202	$217,546	$266,255	$2,664,262	$1,623,579	$4,287,841
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
The following table presents the aging of the amortized cost basis in past due loans as of March 31, 2022 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$678,654	$0	$0	$674,338	$4,316	$238	$678,654
Non-working capital loans	781,306	3,129	0	778,863	5,572	4,546	784,435
Commercial real estate and multi-family residential loans:
Construction and land development loans	397,775	0	0	397,775	0	0	397,775
Owner occupied loans	723,968	0	0	720,812	3,156	1,516	723,968
Nonowner occupied loans	618,693	0	0	618,693	0	0	618,693
Multifamily loans	213,654	0	0	213,654	0	0	213,654
Agri-business and agricultural loans:
Loans secured by farmland	164,225	0	0	163,890	335	0	164,225
Loans for agricultural production	259,495	0	0	259,495	0	0	259,495
Other commercial loans	78,118	0	0	78,118	0	0	78,118
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	179,872	301	18	179,980	211	140	180,191
Open end and junior lien loans	160,043	195	0	160,210	28	28	160,238
Residential construction loans	11,073	0	0	11,073	0	0	11,073
Other consumer loans	83,150	45	0	82,913	282	0	83,195
Total	$4,350,026	$3,670	$18	$4,339,814	$13,900	$6,468	$4,353,714
As of March 31, 2022 there were an insignificant number of loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the three month period ended March 31, 2022.

The following table presents the aging of the amortized cost basis in past due loans as of December 31, 2021 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$652,903	$24	$0	$646,961	$5,966	$5,200	$652,927
Non-working capital loans	735,658	1	0	731,063	4,596	229	735,659
Commercial real estate and multi-family residential loans:
Construction and land development loans	378,030	0	0	378,030	0	0	378,030
Owner occupied loans	738,791	0	0	735,157	3,634	2,129	738,791
Nonowner occupied loans	588,039	0	0	588,039	0	0	588,039
Multifamily loans	246,787	0	0	246,787	0	0	246,787
Agri-business and agricultural loans:
Loans secured by farmland	206,302	0	0	205,967	335	0	206,302
Loans for agricultural production	239,573	0	0	239,573	0	0	239,573
Other commercial loans	73,178	0	0	73,178	0	0	73,178
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	175,678	500	117	176,240	55	55	176,295
Open end and junior lien loans	157,729	130	0	157,761	98	98	157,859
Residential construction loans	11,857	0	0	11,857	0	0	11,857
Other consumer loans	82,472	72	0	82,255	289	0	82,544
Total	$4,286,997	$727	$117	$4,272,868	$14,973	$7,711	$4,287,841
As of December 31, 2021 there were an insignificant number of loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the year ended December 31, 2021.
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

The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	March 31, 2022
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$74	$5,497	$0	$5,571
Non-working capital loans	1,581	9,525	229	11,335
Commercial real estate and multi-family residential loans:
Owner occupied loans	960	1,500	1,161	3,621
Agri-business and agricultural loans:
Loans secured by farmland	190	145	0	335
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,141	0	0	3,141
Open end and junior lien loans	28	0	0	28
Other consumer loans	0	0	63	63
Total	$5,974	$16,667	$1,453	$24,094

	December 31, 2021
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$0	$5,966	$0	$5,966
Non-working capital loans	1,606	9,475	229	11,310
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,435	1,505	1,161	4,101
Agri-business and agricultural loans:
Loans secured by farmland	190	145	0	335
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,081	0	0	3,081
Open end and junior lien loans	98	0	0	98
Other consumer loans	0	0	59	59
Total	$6,312	$17,091	$1,449	$24,950
Troubled Debt Restructurings:
Troubled debt restructured loans are included in the totals for individually analyzed loans. The Company has allocated $6.0 million and $5.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2022 and December 31, 2021, respectively. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

(dollars in thousands)	March 31, 2022	December 31, 2021
Accruing troubled debt restructured loans	$4,976	$5,121
Nonaccrual troubled debt restructured loans	6,443	6,218
Total troubled debt restructured loans	$11,419	$11,339
During the three months ended March 31, 2022, one loan was identified as a troubled debt restructuring. This loan was an over line of credit extended to an existing borrower with other previously modified loans as a result of financial difficulty to assist with cash flow needs. No additional credit enhancements were obtained in conjunction with the extension of this over line of credit.

(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	1	$226	$226
Total	1	$226	$226
For the three month period ended March 31, 2022, the troubled debt restructuring described above did not increase the allowance for credit losses, and no charge-offs were recorded.
During the three months ended March 31, 2021, no loans were modified as troubled debt restructurings.
NOTE 5. BORROWINGS
For the periods ended March 31, 2022 and December 31, 2021, the Company had an advance outstanding from the Federal Home Loan Bank (“FHLB”) in the amount of $75.0 million. The outstanding FHLB advance is a ten-year fixed-rate putable advance with a rate of 0.39% and is due on March 4, 2030. The advance may not be prepaid by the Company without penalty. The note requires monthly interest payments and is secured by residential real estate loans and securities.
On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on July 30, 2021. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 13, 2021, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed. There were no outstanding borrowings on the credit agreement at March 31, 2022 and December 31, 2021.
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
Collateral dependent loans:  Collateral dependent loans with specific allocations of the allowance for credit losses are generally based on the fair value of the underlying collateral when repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of collateral dependent loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 0-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: (a) raw and finished inventory is discounted from its cost or book value by 35-65%, depending on the marketability of the goods (b) finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good (c) work in process inventory is typically discounted by 50%-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base (d) equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons; and (e) marketable securities are discounted by 10%-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.
Mortgage servicing rights:  As of March 31, 2022, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $2.7 million, carried at amortized cost of $3.0 million less a $355,000 valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.39%, a weighted average maturity of 21 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At March 31, 2022, the constant prepayment speed (“PSA”) used was 228 and discount rate used was 9.5%. At December 31, 2021, the PSA used was 249 and the discount rate used was 9.5%.
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

The tables below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2022
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$2,246	$0	$0	$2,246
U.S. government sponsored agency securities	0	152,892	0	152,892
Mortgage-backed securities: residential	0	596,321	0	596,321
Mortgage-backed securities: commercial	0	96	0	96
State and municipal securities	0	768,663	2,317	770,980
Total Securities	2,246	1,517,972	2,317	1,522,535
Mortgage banking derivative	0	257	0	257
Interest rate swap derivative	0	19,485	0	19,485
Total assets	$2,246	$1,537,714	$2,317	$1,542,277

Liabilities:
Mortgage banking derivative	$0	$3	$0	$3
Interest rate swap derivative	0	19,499	0	19,499
Total liabilities	$0	$19,502	$0	$19,502

	December 31, 2021
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$900	$0	$0	$900
U.S. government sponsored agency securities	0	143,452	0	143,452
Mortgage-backed securities: residential	0	486,676	0	486,676
Mortgage-backed securities: commercial	0	523	0	523
State and municipal securities	0	764,964	2,043	767,007
Total Securities	900	1,395,615	2,043	1,398,558
Mortgage banking derivative	0	398	0	398
Interest rate swap derivative	0	14,309	0	14,309
Total assets	$900	$1,410,322	$2,043	$1,413,265

Liabilities:
Mortgage banking derivative	$0	$2	$0	$2
Interest rate swap derivative	0	14,329	0	14,329
Total liabilities	$0	$14,331	$0	$14,331
    The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2022
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$353	$353
Non-working capital loans	0	0	4,716	4,716
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	880	880
Agri-business and agricultural loans:
Loans secured by farmland	0	0	231	231
Total collateral dependent loans	0	0	6,180	6,180
Other real estate owned	0	0	196	196
Total assets	$0	$0	$6,376	$6,376

	December 31, 2021
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$247	$247
Non-working capital loans	0	0	5,095	5,095
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	791	791
Agri-business and agricultural loans:
Loans secured by farmland	0	0	231	231
Total collateral dependent loans	0	0	6,364	6,364
Other real estate owned	0	0	196	196
Total assets	$0	$0	$6,560	$6,560
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2022:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$5,069	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	65%	21%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	880	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	46%	34%-68%

Collateral dependent loans:
Agribusiness and agricultural	231	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	36%	3%-68%
Other real estate owned	196	Appraisals	Discount to reflect current market conditions and ultimate collectability	38%

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2021:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$5,342	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	65%	22%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	791	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	51%	34%-68%

Collateral dependent loans:
Agribusiness and agricultural	231	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	35%	3%-68%
Other real estate owned	196	Appraisals	Discount to reflect current market conditions and ultimate collectability	38%
The following tables contain the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	March 31, 2022
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$475,024	$473,561	$1,463	$0	$475,024
Securities available-for-sale	1,522,535	2,246	1,517,972	2,317	1,522,535
Real estate mortgages held-for-sale	2,234	0	2,270	0	2,270
Loans, net	4,286,188	0	0	4,169,000	4,169,000
Mortgage banking derivative	257	0	257	0	257
Interest rate swap derivative	19,485	0	19,485	0	19,485
Federal Reserve and Federal Home Loan Bank Stock	12,840	N/A	N/A	N/A	N/A
Accrued interest receivable	19,448	0	9,162	10,286	19,448
Financial Liabilities:
Certificates of deposit	(814,263)	0	(817,622)	0	(817,622)
All other deposits	(5,006,360)	(5,006,360)	0	0	(5,006,360)
Federal Home Loan Bank advances	(75,000)	0	(61,200)	0	(61,200)
Mortgage banking derivative	(3)	0	(3)	0	(3)
Interest rate swap derivative	(19,499)	0	(19,499)	0	(19,499)
Standby letters of credit	(202)	0	0	(202)	(202)
Accrued interest payable	(2,303)	(88)	(2,215)	0	(2,303)

	December 31, 2021
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$683,240	$681,286	$1,954	$0	$683,240
Securities available-for-sale	1,398,558	900	1,395,615	2,043	1,398,558
Real estate mortgages held-for-sale	7,470	0	7,634	0	7,634
Loans, net	4,220,068	0	0	4,144,000	4,144,000
Mortgage banking derivative	398	0	398	0	398
Interest rate swap derivative	14,309	0	14,309	0	14,309
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	17,674	0	7,689	9,985	17,674
Financial Liabilities:
Certificates of deposit	(829,518)	0	(833,617)	0	(833,617)
All other deposits	(4,905,889)	(4,905,889)	0	0	(4,905,889)
Federal Home Loan Bank advances	(75,000)	0	(66,118)	0	(66,118)
Mortgage banking derivative	(2)	0	(2)	0	(2)
Interest rate swap derivative	(14,329)	0	(14,329)	0	(14,329)
Standby letters of credit	(272)	0	0	(272)	(272)
Accrued interest payable	(2,619)	(84)	(2,535)	0	(2,619)
NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2022 and December 31, 2021.

	March 31, 2022
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$19,485	$0	$19,485	$0	$(15,415)	$4,070
Total Assets	$19,485	$0	$19,485	$0	$(15,415)	$4,070
Liabilities
Interest Rate Swap Derivatives	$19,499	$0	$19,499	$0	$(90)	$19,409
Total Liabilities	$19,499	$0	$19,499	$0	$(90)	$19,409

	December 31, 2021
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$14,309	$0	$14,309	$0	$(2,255)	$12,054
Total Assets	$14,309	$0	$14,309	$0	$(2,255)	$12,054
Liabilities
Interest Rate Swap Derivatives	$14,329	$0	$14,329	$0	$(7,995)	$6,334
Total Liabilities	$14,329	$0	$14,329	$0	$(7,995)	$6,334
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

	Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding for basic earnings per common share	25,515,271	25,457,659
Dilutive effect of stock based awards	175,101	92,452
Weighted average shares outstanding for diluted earnings per common share	25,690,372	25,550,111

Basic earnings per common share	$0.93	$0.90
Diluted earnings per common share	$0.92	$0.90
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$17,056	$(963)	$16,093
Other comprehensive loss before reclassification	(109,807)	0	(109,807)
Amounts reclassified from accumulated other comprehensive loss	0	27	27
Net current period other comprehensive income (loss)	(109,807)	27	(109,780)
Balance at March 31, 2022	$(92,751)	$(936)	$(93,687)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$29,182	$(1,438)	$27,744
Other comprehensive loss before reclassification	(12,084)	0	(12,084)
Amounts reclassified from accumulated other comprehensive income	(595)	45	(550)
Net current period other comprehensive income (loss)	(12,679)	45	(12,634)
Balance at March 31, 2021	$16,503	$(1,393)	$15,110
Reclassifications out of other accumulated comprehensive loss for the three months ended March 31, 2022 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of defined benefit pension items	$(36)	Other expense
Tax effect	9	Income tax expense
	(27)	Net of tax
Total reclassifications for the period	$(27)	Net income
    Reclassifications out of other accumulated comprehensive income for the three months ended March 31, 2021 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$753	Net securities gains
Tax effect	(158)	Income tax expense
	595	Net of tax
Amortization of defined benefit pension items	(60)	Other expense
Tax effect	15	Income tax expense
	(45)	Net of tax
Total reclassifications for the period	$550	Net income
NOTE 10. LEASES
The Company leases certain office facilities under long-term operating lease agreements. The leases expire at various dates through 2037 and some include renewal options. Many of these leases require the payment of property taxes, insurance premiums, maintenance, utilities and other costs. In many cases, rentals are subject to increase in relation to a cost-of-living index. The Company accounts for lease and non-lease components together as a single lease component. The Company determines if an arrangement is a lease at inception. Operating leases are recorded as a right-of-use ("ROU") lease assets and are included in other assets on the consolidated balance sheet. The Company's corresponding lease obligations are included in other liabilities on the consolidated balance sheet. ROU lease assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard.
The following is a maturity analysis of the operating lease liabilities as of March 31, 2022:

Years ending December 31, (in thousands)	Operating Lease Obligation
2022	$530
2023	717
2024	734
2025	752
2026	731
2027 and thereafter	2,938
Total undiscounted lease payments	6,402
Less imputed interest	(703)
Lease liability	$5,699
Right-of-use asset	$5,699

	Three months ended March 31,
	2022	2021
Lease cost
Operating lease cost	$170	$135
Short-term lease cost	6	6
Total lease cost	$176	$141

Other information
Operating cash outflows from operating leases	$170	$135
Weighted-average remaining lease term - operating leases	8.9 years	8.6 years
Weighted average discount rate - operating leases	2.5%	2.8%
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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first three months of 2022 was $23.6 million, which increased $659,000, or 2.9%, from $23.0 million for the comparable period of 2021. Diluted income per common share was $0.92 in the first three months of 2022, up 2.2% from $0.90 in the comparable period of 2021. The increase in net income for 2022 was primarily due to growth in net interest income of $1.2 million and a decrease in provision expense of $1.1 million, offset by a decrease in noninterest income of $1.9 million. Pretax pre-provision earnings in the first three months of 2022 were $28.6 million, a decrease of $892,000, or 3.0%, compared to $29.5 million for the comparable period. Pretax pre-provision earnings is a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense.
Annualized return on average total equity was 14.04% in the first three months of 2022 versus 14.27% in the comparable period of 2021. Annualized return on average total assets was 1.44% in the first three months of 2022 versus 1.58% for the comparable period of 2021. The Company's average equity to average assets ratio was 10.3% in the first three months of 2022 versus 11.1% in the comparable period of 2021.
The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 9.22% at March 31, 2022, compared to 10.77% at March 31, 2021 and 10.70% at December 31, 2021. The decline was a result of the yield curve steepening in the first quarter of 2022 and a corresponding decline in the market value of the Company's available-for-sale securities portfolio. This resulted in an unrealized loss in market value of $117.4 million as of March 31, 2022, compared to an unrealized gain in market value of $20.9 million at March 31, 2021, and an unrealized gain in market value of $21.6 million at December 31, 2021.
Total assets were $6.572 billion as of March 31, 2022 versus $6.557 billion as of December 31, 2021, an increase of $14.9 million. This increase was primarily due to a $124.0 million increase in securities available-for-sale, a $66.1 million increase in loans, net of the allowance for credit losses, and a $29.2 million increase in deferred taxes, offset by a decrease in cash and cash equivalents of $208.2 million.
Balance sheet growth was primarily funded through growth in deposits during the first three months of 2022. Deposits increased $85.2 million. Other liabilities increased by $26.0 million primarily to the valuation of swap liabilities of $19.5 million, which resulted from the increase in interest rates during the quarter. Total equity decreased by $95.8 million due primarily to a reduction to accumulated other comprehensive income (loss) of $109.8 million, driven by a decrease in the fair value of available-for-sale securities caused by the yield curve steepening in the first quarter of 2022. The change in total equity was also impacted by net income of $23.6 million and dividends declared and paid of $0.40 per share, totaling $10.2 million.
CRITICAL ACCOUNTING POLICIES
The Company’s accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

RESULTS OF OPERATIONS
Overview
Selected income statement information for the three months ended March 31, 2022 and 2021 is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Income Statement Summary:
Net interest income	$44,880	$43,679
Provision for credit losses	417	1,477
Noninterest income	10,687	12,557
Noninterest expense	26,969	26,746
Other Data:
Efficiency ratio (1)	48.53%	47.56%
Diluted EPS	$0.92	$0.90
Tangible capital ratio (2)	9.22%	10.77%
Net charge offs (recoveries) to average loans	0.06%	0.01%
Net interest margin	2.93%	3.19%
Net interest margin excluding PPP loans (3)	2.90%	3.06%
Noninterest income to total revenue	19.23%	22.33%
Pretax Pre-Provision Earnings (4)	$28,598	$29,490

(1)Noninterest expense/net interest income plus noninterest income.
(2)Non-GAAP financial measure. The Company believes that disclosing non-GAAP financial measures provides investors with information useful to understanding the Company’s financial performance. Additionally, these non-GAAP measures are used by management for planning and forecasting purposes, including measures based on “tangible common equity” which is “total equity” excluding intangible assets, net of deferred tax, and “tangible assets” which is “total assets” excluding intangible assets, net of deferred tax. See reconciliation on the next page.
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

A reconciliation of non-GAAP measures is provided below (in thousands, except for per share data).

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Total Equity	$609,102	$651,668
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,176
Tangible Common Equity (A)	605,299	647,874

Total Assets	$6,572,259	$6,016,642
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,176
Tangible Assets (B)	6,568,456	6,012,848

Tangible Capital Ratio (A/B)	9.22%	10.77%

Net Interest Income	$44,880	$43,679
Noninterest Income	10,687	12,557
Noninterest Expense	(26,969)	(26,746)
Pretax Pre-Provision Earnings	$28,598	$29,490
Impact of Paycheck Protection Program on Net Interest Margin FTE.

	Three Months Ended March 31,
	2022	2021
Total Average Earnings Assets	$6,392,075	$5,638,202
Less: Average Balance of PPP Loans	(17,555)	(402,730)
Total Adjusted Earning Assets	6,374,520	5,235,472

Total Interest Income FTE	$49,302	$48,664
Less: PPP Loan Income	(505)	(5,166)
Total Adjusted Interest Income FTE	48,797	43,498

Adjusted Earning Asset Yield, net of PPP Impact	3.10%	3.37%

Total Average Interest Bearing Liabilities	$3,957,547	$3,617,491
Less: Average Balance of PPP Loans	(17,555)	(402,730)
Total Adjusted Interest Bearing Liabilities	3,939,992	3,214,761

Total Interest Expense FTE	$3,154	$4,298
Less: PPP Cost of Funds	(11)	(248)
Total Adjusted Interest Expense FTE	3,143	4,050

Adjusted Cost of Funds, net of PPP Impact	0.20%	0.31%

Net Interest Margin FTE, net of PPP Impact	2.90%	3.06%

Net Income
Net income was $23.6 million in the first three months of 2022, an increase of $659,000, or 2.9%, versus net income of $23.0 million in the first three months of 2021. The increase in net income for 2022 was primarily due to growth in net interest income of $1.2 million, or 2.7%, and a decrease in provision expense of $1.1 million, or 71.8%, offset by a decrease in noninterest income of $1.9 million, or 14.9%.
Net Interest Income
The following table sets forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2022			2021
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,278,894	$39,735	3.77%	$4,554,183	$43,461	3.87%
Tax exempt (1)	22,032	213	3.92	13,043	131	4.07
Investments:
Available-for-sale (1)	1,514,024	9,108	2.44	772,247	4,984	2.62
Short-term investments	2,143	1	0.11	2,206	1	0.18
Interest bearing deposits	574,982	245	0.17	296,523	87	0.12
Total earning assets	$6,392,075	$49,302	3.13%	$5,638,202	$48,664	3.50%
Less: Allowance for credit losses (4)	(68,051)			(70,956)
Nonearning Assets
Cash and due from banks	71,905			70,720
Premises and equipment	59,309			59,278
Other nonearning assets	196,705			190,117
Total assets	$6,651,943			$5,887,361

Interest Bearing Liabilities
Savings deposits	$408,314	$75	0.07%	$330,069	$61	0.07%
Interest bearing checking accounts	2,642,003	1,862	0.29	2,182,164	1,495	0.28
Time deposits:
In denominations under $100,000	198,257	346	0.71	235,271	648	1.12
In denominations over $100,000	633,947	798	0.51	793,470	2,014	1.03
Miscellaneous short-term borrowings	26	0	0.00	1,517	7	1.87
Long-term borrowings and subordinated debentures	75,000	73	0.40	75,000	73	0.39
Total interest bearing liabilities	$3,957,547	$3,154	0.32%	$3,617,491	$4,298	0.48%

Noninterest Bearing Liabilities
Demand deposits	1,966,117			1,566,045
Other liabilities	45,587			50,496
Stockholders' Equity	682,692			653,329
Total liabilities and stockholders' equity	$6,651,943			$5,887,361

Interest Margin Recap
Interest income/average earning assets		49,302	3.13		48,664	3.50%
Interest expense/average earning assets		3,154	0.20		4,298	0.31%
Net interest income and margin		$46,148	2.93%		$44,366	3.19%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.27 million, $1.13 million and $687,000 in the three-month periods ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
(2)Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $461,000, $2.02 million and $4.15 million for the three months ended March 31, 2022, December 31, 2021 and March 31 2021, respectively. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $1.2 million, or 2.7%, to $44.9 million for the three months ended March 31, 2022, compared with $43.7 million for the first three months of 2021. Growth in core loans and investment security balances coupled with the steepening yield curve positively impacted investment security and loan income and offset the decline in PPP income of $4.7 million during the quarter. In addition, interest expense declined by $1.1 million, further benefiting the increase in net interest income. Average earning assets increased by $753.9 million, due primarily to growth in investment securities of $741.8 million and growth in interest bearing deposits of $278.5 million. Average loans outstanding decreased $266.3 million to $4.301 billion during the three months ended March 31, 2022, compared to $4.567 billion during the same period of 2021. PPP loans declined by $385.2 million to $17.6 million for the first three months of 2022 compared to $402.7 million for the first three months of 2021. Excluding PPP loans, average core loans increased $118.9 million to $4.283 billion during the three months ended March 31, 2022, compared to $4.164 billion during the same period of 2021. The earning asset growth was funded through an increase in deposits. Average deposits increased $741.6 million to $5.849 billion during the three months ended March 31, 2022, compared to $5.107 billion for the same period of 2021.

The tax equivalent net interest margin was 2.93% for the three months ended March 31, 2022 compared to 3.19% during the first three months of 2021. The yield on earning assets totaled 3.13% during the three months ended March 31, 2022 compared to 3.50% in the same period of 2021. Cost of funds (expressed as a percentage of average earning assets) totaled 0.20% during the first three months of 2022, and represented a historical low, compared to 0.31% in the same period of 2021. The lower margin was due to lower yields on loans and securities and excess liquidity on the Company's balance sheet, partially offset by a lower cost of funds. The earning asset mix has changed during 2021 and 2022 to reflect increased investment securities balances and interest bearing deposits, which are lower yielding assets. Net interest margin excluding PPP loans was 2.90% for the three months ended March 31, 2022 compared to 3.06% for the same period of 2021.
On a linked quarter basis net interest margin, excluding PPP, expanded by three basis points to 2.90% compared to 2.87% for the three months ended December 31, 2022. Earning assets yields benefited from the steepening of the yield curve and the Federal Reserve increase to the target Federal Funds Rate in March 2022 of 25 basis points. Further tightening by the Federal Reserve Bank in 2022 is expected to benefit net interest margin due primarily to the repricing of variable rate loans to higher interest rates. Variable rate loans represent 68% of total loans as of March 31, 2022. The benefit of rising rates on the loan portfolio will be offset by excess liquidity that remains on the balance sheet. During the first quarter of 2022, the Bank deployed additional excess liquidity of $250 million to the investment security portfolio. Investment security portfolio and interest-bearing deposit yields are lower than traditional commercial loan yields and continue to negatively impact net interest margin. The Bank expects the excess liquidity position to moderate over time with declines in deposits and increased loan demand. The Bank expects to deploy future cash flows from the investment portfolio to fund loan demand and balance sheet liquidity needs.
Provision for Credit Losses
The Company recorded a provision for credit losses expense of $417,000 for the three months ended March 31, 2022 compared to a provision expense of $1.5 million during the comparable period of 2021, a decrease of $1.1 million. Net charge offs were $664,000 during the three month period ended March 31, 2022 compared to net charge offs of $91,000 during the comparable period of 2021. Additional factors considered by management included key loan quality metrics, including reserve coverage of nonperforming loans and economic conditions in the Company’s markets, and changes in the facts and circumstances of watch list credits, which includes the security position of the borrower. Management’s overall view on current credit quality was also a factor in the determination of the provision for credit losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income
Noninterest income categories for the three-month period ended March 31, 2022 and 2021 are shown in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Dollar Change	Percent Change
Wealth advisory fees	$2,287	$2,178	$109	5.0%
Investment brokerage fees	519	464	55	11.9
Service charges on deposit accounts	2,809	2,491	318	12.8
Loan and service fees	2,889	2,776	113	4.1
Merchant card fee income	815	622	193	31.0
Bank owned life insurance income (loss)	(83)	756	(839)	(111.0)
Interest rate swap fee income	50	249	(199)	(79.9)
Mortgage banking income	509	1,373	(864)	(62.9)
Net securities gains	0	753	(753)	(100.0)
Other income	892	895	(3)	(0.3)
Total noninterest income	$10,687	$12,557	$(1,870)	(14.9)%
Noninterest income to total revenue	19.2%	22.3%
The Company's noninterest income decreased $1.9 million, or 14.9%, to $10.7 million for the three months ended March 31, 2022 compared to $12.6 million in the prior year period. Noninterest income was positively impacted by elevated service charges on deposit accounts which increased $318,000, or 12.8% for these comparable periods. In addition, merchant card fee income increased $193,000, or 31.0%, and loan and loan and service fees were up $113,000, or 4.1%. These increases were due to an increase in economic activity within the Company's operating footprint. Offsetting these increases were decreases of $864,000, or 62.9%, in mortgage banking income as mortgage banking has seen a decrease in loan originations during the first quarter of 2022 compared to the first quarter of 2021, due to the rise in interest rates. In addition, bank owned life insurance income decreased by $839,000, or 111.0%, and net securities gains decreased $753,000, as there were no investment security sales in the first quarter of 2022. The decrease in bank owned life insurance income was caused by market fluctuations in the Company's variable life insurance policies during the first quarter of 2022, which are tied to equity market returns.
Noninterest Expense
Noninterest expense categories for the three-month period ended March 31, 2022 and 2021 are shown in the following tables:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Dollar Change	Percent Change
Salaries and employee benefits	$14,392	$14,385	$7	0.0%
Net occupancy expense	1,629	1,503	126	8.4
Equipment costs	1,411	1,445	(34)	(2.4)
Data processing fees and supplies	3,081	3,319	(238)	(7.2)
Corporate and business development	1,219	1,509	(290)	(19.2)
FDIC insurance and other regulatory fees	439	464	(25)	(5.4)
Professional fees	1,559	1,877	(318)	(16.9)
Other expense	3,239	2,244	995	44.3
Total noninterest expense	$26,969	$26,746	$223	0.8%
Efficiency ratio	48.5%	47.6%

The Company’s noninterest expense increased by $223,000, or 0.8%, to $27.0 million in the first three months of 2022 compared to $26.7 million in the corresponding prior year period. Other expense increased $995,000, or 44.3%, driven by accruals for ongoing legal matters and an increase in director share-based compensation expense, due to the appreciation of the Company's stock price. Professional fees decreased $318,000, or 16.9%, due to reduced legal fees and a reduction in other professional fees related to the Lake City Bank Digital conversion that were incurred in 2021 and were not recurring in 2022. Corporate and business development expense decreased $290,000, or 19.2%, and data processing fees and supplies decreased $238,000 or 7.2%. Corporate and business development expenses were lower in the first quarter of 2022 compared to the prior year first quarter of 2021 due to lower contributions and advertising expense. Data processing fees were lower in the first quarter of 2022 compared to the prior year first quarter of 2021 due primarily to lower processing costs associated with PPP forgiveness applications in the first quarter of 2022.
The Company's efficiency ratio was 48.5% for the three months ended March 31, 2022 compared to 47.6% for the first quarter of 2021 and 45.6% for the linked fourth quarter of 2021.
As previously disclosed, in the third quarter of 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which are pending in the United States Bankruptcy Court for the Western District of Michigan. On April 27, 2021, the bankruptcy court entered an order approving an amended plan of liquidation, which was filed by the former client, other debtors and bankruptcy plan proponents, and approving the consolidation of the assets in the aforementioned cases under the Khan IOI Consolidated Estate Trust. On August 9, 2021, the liquidating trustee for the bankruptcy estates filed a complaint against the Bank and the Company, and has agreed to stay prosecution of the action through May 31, 2022. The action is focused on a series of business transactions among the client, related entities, and the Bank, which the liquidating trustee alleges are voidable under applicable federal bankruptcy and state law. The complaint also addresses treatment of the Bank’s claims filed in the bankruptcy cases. Based on current information, we have determined that a material loss is neither probable nor estimable at this time, and the Bank and the Company intend to vigorously defend themselves against all allegations asserted in the complaint.
The Company's income tax expense decreased $491,000, or 9.8%, in the three-month period ended March 31, 2022 compared to the same period in 2021. The effective tax rate was 16.1% in the three-month period ended March 31, 2022, compared to 18.0% for the comparable period of 2021. The year-to-date effective tax rate for 2022 decreased as compared to the prior year primarily due to a higher percentage of income being derived from tax-advantaged sources as well as a larger tax benefit from stock-based compensation payments.
FINANCIAL CONDITION
Overview
Total assets of the Company were $6.572 billion as of March 31, 2022, an increase of $14.9 million, when compared to $6.557 billion as of December 31, 2021. This increase was primarily due to a $124.0 million increase in securities available-for-sale, a $66.1 million increase in net loans, and an increase of $29.2 million in deferred taxes offset by a decrease in cash and cash equivalents of $208.2 million. The outstanding balance of Paycheck Protection Program (PPP) loans at March 31, 2022, was $12.5 million versus $26.2 million at December 31, 2021. Loans excluding PPP loans increased by $79.5 million, or 1.9%, from $4.262 billion at December 31, 2021 to $4.341 billion at March 31, 2022. Total deposits increased $85.2 million, or 1.5%. The increase in deposits was primarily driven by growth in core deposits of $85.0 million, or 1.5%. Core deposits were $5.810 billion as of March 31, 2022 compared to $5.725 billion as of December 31, 2021.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents decreased by $208.2 million, or 30.5% to $475.0 million at March 31, 2022, from $683.2 million at December 31, 2021. Cash and cash equivalents at March 31, 2022 reflect an additional deployment of $250 million in funds to the available-for-sale investment securities portfolio during the first quarter of 2022. Cash and cash equivalents include short-term investments. Short-term investments include cash on deposit that earns interest such as excess liquidity maintained at the Federal Reserve Bank. Cash and cash equivalents balances will vary depending on the cyclical nature of the bank’s liquidity position.

Investment Portfolio
The amortized cost and the fair value of securities as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S Treasury securities	$2,250	$2,246	$900	$900
U.S government sponsored agencies	164,514	152,892	145,858	143,452
Mortgage-backed securities: residential	634,654	596,321	487,157	486,676
Mortgage-backed securities: commercial	96	96	522	523
State and municipal securities	838,427	770,980	742,532	767,007
Total	$1,639,941	$1,522,535	$1,376,969	$1,398,558
At March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the investment portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
Purchases of securities available-for-sale totaled $292.1 million in the first three months of 2022. The purchases consisted of U.S. Treasury securities, securities issued by government sponsored entities, mortgage-backed securities issued by government sponsored entities and state and municipal securities. The investment security purchases reflect the deployment of excess liquidity to the available-for-sale investment securities portfolio. Investment securities represented 23.2% of total assets on March 31, 2022 compared to 21.3% of total assets on December 31, 2021. Management expects the investment portfolio as a percent of total assets to normalize once core loan growth demand increases and investment security repayments are deployed into loan growth. Paydowns from prepayments and scheduled payments of $26.5 million were received in the first three months of 2022, and the amortization of premiums, net of the accretion of discounts, was $1.7 million. Maturities and calls of securities totaled $3.1 million in the first three months of 2022. There were no sales of investment securities in the first three months of 2022. No allowance for credit losses was recognized in the first three months of 2022.
The fair value of the investment securities portfolio as of March 31, 2022 included an unrealized losses of $177.4 million compared to unrealized gains of $21.6 million as of December 31, 2021. Unrealized losses in the investment securities portfolio resulted from the steepening of the yield curve during the first quarter of 2022.

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
Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale decreased by $5.2 million, or 70.1%, to $2.2 million at March 31, 2022, from $7.5 million at December 31, 2021. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $18.1 million in the first three months of 2022 compared to $25.7 million in the first three months of 2021. Management expects the volume of loans originated for sale in the secondary market to decline as compared to volumes originated in 2021 due to the rise in interest rates that have occurred in the first quarter of 2022. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $381.5 million and $375.4 million as of March 31, 2022 and December 31, 2021, respectively.

Loan Portfolio
The loan portfolio by portfolio segment as of March 31, 2022 and December 31, 2021 is summarized as follows:

(dollars in thousands)	March 31, 2022		December 31, 2021		Current Period Change
Commercial and industrial loans	$1,463,457	33.6%	$1,389,469	32.4%	$73,988
Commercial real estate and multi-family residential loans	1,957,372	44.9	1,954,846	45.6	2,526
Agri-business and agricultural loans	423,669	9.8	445,825	10.4	(22,156)
Other commercial loans	78,412	1.8	73,490	1.7	4,922
Consumer 1-4 family mortgage loans	350,166	8.0	344,720	8.0	5,446
Other consumer loans	83,395	1.9	82,755	1.9	640
Subtotal, gross loans	4,356,471	100.0%	4,291,105	100.0%	65,366
Less: Allowance for credit losses	(67,526)		(67,773)		247
Net deferred loan fees	(2,757)		(3,264)		507
Loans, net	$4,286,188		$4,220,068		$66,120
Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $65.4 million to $4.356 billion at March 31, 2022 from $4.291 billion at December 31, 2021. The increase was primarily driven by originations of loans concentrated in the commercial and industrial categories and was offset by seasonal paydowns in the agri-business and agricultural loans segments and forgiveness of outstanding PPP loans. Total loans excluding PPP loans increased by $79.5 million, as of March 31, 2022 as compared to December 31, 2021.
The following table summarizes the Company’s non-performing assets as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans including nonaccrual troubled debt restructured loans	$13,900	$14,973
Loans past due over 90 days and still accruing	18	117
Total nonperforming loans	13,918	15,090
Other real estate owned	196	196
Repossessions	17	0
Total nonperforming assets	$14,131	$15,286

Individually analyzed loans including troubled debt restructurings	$24,554	$25,581

Nonperforming loans to total loans	0.32%	0.35%
Nonperforming assets to total assets	0.22%	0.23%

Performing troubled debt restructured loans	$4,976	$5,121
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	6,443	6,218
Total troubled debt restructured loans	$11,419	$11,339
Total nonperforming assets decreased by $1.2 million, or 7.6%, to $14.1 million during the three month period ended March 31, 2022. The ratio of nonperforming assets to total assets at March 31, 2022 decreased from 0.23% at December 31, 2021 to 0.22% at March 31, 2022.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or troubled debt restructured status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans decreased by $1.0 million to $24.6 million at March 31, 2022 from $25.6 million at December 31, 2021.

Loans are charged against the allowance for credit losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb current expected credit losses relating to specifically identified loans based on an evaluation of the loans by management, as well as other current expected losses in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. General allowance is determined after considering the following factors: application of loss percentages using a probability of default/loss given default approach subject to a floor, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans: Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention applies to loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s policy is to establish a specific allowance for credit losses for any assets where management has identified conditions or circumstances that indicate an asset is nonperforming. If an asset or portion thereof is classified as a loss, the Company’s policy is to either establish specified allowances for credit losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount.
At March 31, 2022, the allowance for credit losses was 1.55% of total loans outstanding, versus 1.58% of total loans outstanding at December 31, 2021. At March 31, 2022, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
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
As of March 31, 2022, based on management’s review of the loan portfolio, the Company had 79 credit relationships totaling $218.8 million on the classified loan list versus 81 credit relationships totaling $234.5 million on December 31, 2021. The decrease in classified loans for the first three months of 2022 resulted primarily from paydowns to previously classified loans on the non-individually analyzed portion of the watchlist. As of March 31, 2022, the Company had $170.3 million of assets classified as Special Mention, $48.4 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $176.6 million, $57.9 million, $0 and $0, respectively, at December 31, 2021.
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
The allowance for credit losses decreased $247,000, from $67.8 million at December 31, 2021 to $67.5 million at March 31, 2022. Most of the Company’s recent loan growth has been concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining credit loss allocations.
The Paycheck Protection Program
During the three months ended March 31, 2022, the Company has continued processing forgiveness applications for PPP made during the first and second rounds of the PPP program. As of March 31, 2022, the Company had $12.5 million in PPP loans outstanding, net of deferred fees, consisting of $3.1 million from PPP round one and $9.4 million from PPP round two. There were seven PPP round one loans and 21 round two loans that had not yet been through the SBA's forgiveness process. The balance of deferred fees not yet recognized into income was $246,000 as of March 31, 2022.

Sources of Funds
The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the three months ended March 31, 2022 and 2021 are summarized in the following table:

	Three months ended March 31,
	2022		2021
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,966,117	0.00%	$1,566,045	0.00%
Savings and transaction accounts:
Savings deposits	408,314	0.07	330,069	0.07
Interest bearing demand deposits	2,642,003	0.29	2,182,164	0.28
Time deposits:		.
Deposits of $100,000 or more	633,947	0.51	793,470	1.03
Other time deposits	198,257	0.71	235,271	1.12
Total deposits	$5,848,638	0.21%	$5,107,019	0.33%
FHLB advances and other borrowings	75,026	0.40	76,517	0.42
Total funding sources	$5,923,664	0.32%	$5,183,536	0.34%
    Deposits and Borrowings
As of March 31, 2022, total deposits increased by $85.2 million, or 1.5%, from December 31, 2021. Core deposits increased by $85.0 million to $5.810 billion as of March 31, 2022 from $5.725 billion as of December 31, 2021. Total brokered deposits were $10.2 million at March 31, 2022 compared to $10.0 million at December 31, 2021 reflecting a $241,000 increase during the first three months of 2022.
Since December 31, 2021, the change in core deposits was comprised of increases in public funds deposits of $55.9 million, commercial deposits of $19.9 million, and retail deposits of $9.2 million. Total public funds deposits, including public funds transaction accounts, were $1.341 billion at March 31, 2022 and $1.285 billion at December 31, 2021.
The following table summarizes deposit composition at March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021	Current Period Change
Retail	$2,187,733	$2,178,534	$9,199
Commercial	2,282,081	2,262,229	19,852
Public funds	1,340,565	1,284,641	55,924
Core deposits	$5,810,379	$5,725,404	$84,975
Brokered deposits	10,244	10,003	241
Total deposits	$5,820,623	$5,735,407	$85,216
There was no change in borrowings from December 31, 2021. The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily used for loan and investment securities growth.
Capital
As of March 31, 2022, total stockholders’ equity was $609.1 million, a decrease of $95.8 million, or 13.6%, from $704.9 million at December 31, 2021. Net income of $23.6 million increased equity. Offsetting the increase to stockholders’ equity was a decrease of $109.8 million in accumulated other comprehensive income (loss), which was primarily driven by a net decrease in the fair value of available-for-sale securities as a result of the yield curve steepening in the first quarter of 2022. Dividends declared and paid of $0.40 per share, or $10.2 million, also contributed the decrease to total stockholders equity.

The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of March 31, 2022, the Company's capital levels remained characterized as “well-capitalized”.
The actual capital amounts and ratios of the Company and the Bank as of March 31, 2022 and December 31, 2021, are presented in the table below. Capital ratios for March 31, 2022 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Total Capital (to Risk Weighted Assets)
Consolidated	$760,631	15.15%	$401,620	8.00%	$527,126	N/A	N/A	N/A
Bank	$740,811	14.80%	$400,489	8.00%	$525,641	10.50%	$500,611	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$697,729	13.90%	$301,215	6.00%	$426,721	N/A	N/A	N/A
Bank	$678,084	13.55%	$300,366	6.00%	$425,519	8.50%	$400,489	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$697,729	13.90%	$225,911	4.50%	$351,417	N/A	N/A	N/A
Bank	$678,084	13.55%	$225,275	4.50%	$350,428	7.00%	$325,397	6.50%
Tier I Capital (to Average Assets)
Consolidated	$697,729	10.47%	$266,473	4.00%	$266,473	N/A	N/A	N/A
Bank	$678,084	10.20%	$265,822	4.00%	$265,822	4.00%	$332,277	5.00%

As of December 31, 2021:
Total Capital (to Risk Weighted Assets)
Consolidated	$744,421	15.35%	$388,020	8.00%	$509,276	N/A	N/A	N/A
Bank	$726,091	15.01%	$387,118	8.00%	$508,093	10.50%	$483,898	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$683,754	14.10%	$291,015	6.00%	$412,271	N/A	N/A	N/A
Bank	$665,424	13.75%	$290,339	6.00%	$411,313	8.50%	$387,118	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$683,754	14.10%	$218,261	4.50%	$339,518	N/A	N/A	N/A
Bank	$665,424	13.75%	$217,754	4.50%	$338,729	7.00%	$314,534	6.50%
Tier I Capital (to Average Assets)
Consolidated	$683,754	10.73%	$254,898	4.00%	$254,898	N/A	N/A	N/A
Bank	$665,424	10.46%	$254,425	4.00%	$254,425	4.00%	$318,030	5.00%

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
•risk of cyber-security attacks that could result in damage to the Company's or third-party service providers' networks or data of the Company;
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
•the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets; and

•the risks noted in the Risk Factors discussed under Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC.
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
Interest rate scenarios for the base, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at March 31, 2022. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$195,854	$187,854	$192,769	$197,925	$200,183	$205,196	$215,705	$226,128
Variance from Base		$(8,000)	$(3,085)	$2,071	$4,329	$9,342	$19,851	$30,274
Percent of change from Base		(4.08)%	(1.58)%	1.06%	2.21%	4.77%	10.14%	15.46%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2022, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company’s Form 10-K for the year ended December 31, 2021. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ISSUER PURCHASES OF EQUITY SECURITIES
On April 13, 2021, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2023, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended March 31, 2022.
The following table provides information as of March 31, 2022 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	1,692	$82.72	0	$19,998,273
February 1 - 28	895	80.80	0	19,998,273
March 1 - 31	0	0	0	19,998,273
Total	2,587	$82.06	0	$19,998,273

(a)The shares purchased during January and February were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and March 31, 2021; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and March 31, 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and March 31, 2021; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021; and (vi) Notes to Unaudited Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: April 27, 2022	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: April 27, 2022	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: April 27, 2022	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)