Form 10-Q
period 2022-06-30
LAKELAND FINANCIAL CORP
filed 2022-08-03
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at July 28, 2022:  25,351,662

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$72,386	$51,830
Short-term investments	97,129	631,410
Total cash and cash equivalents	169,515	683,240

Securities available-for-sale, at fair value	1,300,580	1,398,558
Securities held-to-maturity, at amortized cost (fair value of $113,350 and $0, respectively)	127,411	0
Real estate mortgage loans held-for-sale	2,646	7,470
Loans, net of allowance for credit losses of $67,523 and $67,773	4,357,176	4,220,068
Land, premises and equipment, net	58,601	59,309
Bank owned life insurance	97,599	97,652
Federal Reserve and Federal Home Loan Bank stock	12,840	13,772
Accrued interest receivable	20,733	17,674
Goodwill	4,970	4,970
Other assets	113,016	54,610
Total assets	$6,265,087	$6,557,323

LIABILITIES
Noninterest bearing deposits	$1,797,614	$1,895,481
Interest bearing deposits	3,823,970	3,839,926
Total deposits	5,621,584	5,735,407

Borrowings - Federal Home Loan Bank advances	0	75,000
Accrued interest payable	1,948	2,619
Other liabilities	79,492	39,391
Total liabilities	5,703,024	5,852,417

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,816,997 shares issued and 25,345,162 outstanding as of June 30, 2022
25,777,609 shares issued and 25,300,793 outstanding as of December 31, 2021	123,571	120,615
Retained earnings	612,026	583,134
Accumulated other comprehensive income (loss)	(158,534)	16,093
Treasury stock at cost (471,835 shares as of June 30, 2022, 476,816 shares as of December 31, 2021)	(15,089)	(15,025)
Total stockholders’ equity	561,974	704,817
Noncontrolling interest	89	89
Total equity	562,063	704,906
Total liabilities and equity	$6,265,087	$6,557,323

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INTEREST INCOME
Interest and fees on loans
Taxable	$44,138	$42,342	$83,873	$85,803
Tax exempt	280	101	449	205
Interest and dividends on securities
Taxable	3,727	2,177	7,005	4,012
Tax exempt	4,994	2,870	9,600	5,359
Other interest income	483	135	729	223
Total interest income	53,622	47,625	101,656	95,602

Interest on deposits	4,890	3,890	7,971	8,108
Interest on borrowings
Short-term	0	0	0	7
Long-term	54	74	127	147
Total interest expense	4,944	3,964	8,098	8,262

NET INTEREST INCOME	48,678	43,661	93,558	87,340

Provision (Reversal) for credit losses	0	(1,700)	417	(223)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	48,678	45,361	93,141	87,563

NONINTEREST INCOME
Wealth advisory fees	2,204	2,078	4,491	4,256
Investment brokerage fees	541	575	1,060	1,039
Service charges on deposit accounts	2,882	2,521	5,691	5,012
Loan and service fees	3,195	3,042	6,084	5,818
Merchant card fee income	904	766	1,719	1,388
Bank owned life insurance income (loss)	(183)	705	(266)	1,461
Interest rate swap fee income	354	505	404	754
Mortgage banking income	351	415	860	1,788
Net securities gains	0	44	0	797
Other income	244	689	1,136	1,584
Total noninterest income	10,492	11,340	21,179	23,897

NONINTEREST EXPENSE
Salaries and employee benefits	14,798	15,762	29,190	30,147
Net occupancy expense	1,688	1,427	3,317	2,930
Equipment costs	1,459	1,318	2,870	2,763
Data processing fees and supplies	3,203	3,204	6,284	6,523
Corporate and business development	1,433	699	2,652	2,208
FDIC insurance and other regulatory fees	619	495	1,058	959
Professional fees	1,414	1,839	2,973	3,716
Other expense	3,299	1,904	6,538	4,148
Total noninterest expense	27,913	26,648	54,882	53,394

INCOME BEFORE INCOME TAX EXPENSE	31,257	30,053	59,438	58,066
Income tax expense	5,584	5,705	10,123	10,735
NET INCOME	$25,673	$24,348	$49,315	$47,331

BASIC WEIGHTED AVERAGE COMMON SHARES	25,527,896	25,473,497	25,521,618	25,465,621

BASIC EARNINGS PER COMMON SHARE	$1.00	$0.96	$1.93	$1.86

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,697,577	25,602,063	25,699,908	25,596,843

DILUTED EARNINGS PER COMMON SHARE	$1.00	$0.95	$1.92	$1.85

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited - dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$25,673	$24,348	$49,315	$47,331
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(82,609)	9,052	(221,605)	(6,245)
Reclassification adjust for amortization of unrealized losses on securities transferred to held-to-maturity	386	0	386	0
Reclassification adjustment for gains included in net income	0	(44)	0	(797)
Net securities gain (loss) activity during the period	(82,223)	9,008	(221,219)	(7,042)
Tax effect	17,349	(1,892)	46,538	1,479
Net of tax amount	(64,874)	7,116	(174,681)	(5,563)
Defined benefit pension plans:
Amortization of net actuarial loss	36	60	72	120
Net gain activity during the period	36	60	72	120
Tax effect	(9)	(15)	(18)	(30)
Net of tax amount	27	45	54	90
Total other comprehensive income (loss), net of tax	(64,847)	7,161	(174,627)	(5,473)
Comprehensive income (loss)	$(39,174)	$31,509	$(125,312)	$41,858

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at April 1, 2021	25,290,908	$114,764	$536,390	$15,110	$(14,685)	$651,579	$89	$651,668
Comprehensive income:
Net income			24,348			24,348		24,348
Other comprehensive income (loss), net of tax				7,161		7,161		7,161
Cash dividends declared and paid, $0.34 per share			(8,675)			(8,675)		(8,675)
Treasury shares purchased under deferred directors' plan	(942)	63			(63)	0		0
Treasury shares sold and distributed under deferred directors' plan						0		0
Stock activity under equity compensation plans						0		0
Stock based compensation expense		2,969				2,969		2,969
Balance at June 30, 2021	25,289,966	$117,796	$552,063	$22,271	$(14,748)	$677,382	$89	$677,471

Balance at April 1, 2022	25,346,149	$121,138	$596,578	$(93,687)	$(15,016)	$609,013	$89	$609,102
Comprehensive loss:
Net income			25,673			25,673		25,673
Other comprehensive income (loss), net of tax				(64,847)		(64,847)		(64,847)
Cash dividends declared and paid, $0.40 per share			(10,225)			(10,225)		(10,225)
Treasury shares purchased under deferred directors' plan	(987)	73			(73)	0		0
Treasury shares sold and distributed under deferred directors' plan						0		0
Stock activity under equity compensation plans						0		0
Stock based compensation expense		2,360				2,360		2,360
Balance at June 30, 2022	25,345,162	$123,571	$612,026	$(158,534)	$(15,089)	$561,974	$89	$562,063

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2021	25,239,748	$114,927	$529,005	$27,744	$(14,581)	$657,095	$89	$657,184
Adoption of ASU 2016-13			(6,951)			(6,951)		(6,951)
Comprehensive income:
Net income			47,331			47,331		47,331
Other comprehensive income (loss), net of tax				(5,473)		(5,473)		(5,473)
Cash dividends declared and paid, $0.68 per share			(17,322)			(17,322)		(17,322)
Treasury shares purchased under deferred directors' plan	(4,576)	282			(282)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,664	(115)			115	0		0
Stock activity under equity compensation plans	49,130	(1,648)				(1,648)		(1,648)
Stock based compensation expense		4,350				4,350		4,350
Balance at June 30, 2021	25,289,966	$117,796	$552,063	$22,271	$(14,748)	$677,382	$89	$677,471

Balance at January 1, 2022	25,300,793	120,615	583,134	16,093	(15,025)	$704,817	$89	$704,906
Comprehensive loss:
Net income			49,315			49,315		49,315
Other comprehensive income (loss), net of tax				(174,627)		(174,627)		(174,627)
Cash dividends declared and paid, $0.80 per share			(20,423)			(20,423)		(20,423)
Treasury shares purchased under deferred directors' plan	(3,574)	285			(285)	0		0
Treasury shares sold and distributed under deferred directors' plan	8,555	(221)			221	0		0
Stock activity under equity compensation plans	39,388	(1,728)				(1,728)		(1,728)
Stock based compensation expense		4,620				4,620		4,620
Balance at June 30, 2022	25,345,162	$123,571	$612,026	$(158,534)	$(15,089)	$561,974	$89	$562,063

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Six Months Ended June 30,	2022	2021
Cash flows from operating activities:
Net income	$49,315	$47,331
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,020	3,053
Provision (Reversal) for credit losses	417	(223)
Gain on sale and write down of other real estate owned	0	(37)
Amortization of loan servicing rights	385	705
Net change in loan servicing rights valuation allowance	(701)	(197)
Loans originated for sale, including participations	(23,082)	(64,706)
Net gain on sales of loans	(777)	(2,770)
Proceeds from sale of loans, including participations	28,430	70,988
Net (gain) loss on sales of premises and equipment	1	(1)
Net gain on sales and calls of securities available-for-sale	0	(797)
Net securities amortization	3,245	2,109
Stock based compensation expense	4,620	4,350
Losses (earnings) on life insurance	266	(1,461)
Gain on life insurance	0	(202)
Tax benefit of stock award issuances	(500)	(266)
Net change:
Interest receivable and other assets	165	1,788
Interest payable and other liabilities	26,355	(714)
Total adjustments	41,844	11,619
Net cash from operating activities	91,159	58,950

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	0	13,964
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	59,617	66,576
Proceeds from maturities, calls and principal paydowns of securities held-to-maturity	5	0
Purchases of securities available-for-sale	(313,905)	(437,680)
Purchase of life insurance	(657)	(586)
Net (increase) decrease in total loans	(137,525)	296,032
Proceeds from sales of land, premises and equipment	1	2
Purchases of land, premises and equipment	(2,314)	(3,295)
Proceeds from redemption of Federal Home Loan Bank stock	932	0
Proceeds from sales of other real estate	0	167
Proceeds from life insurance	0	531
Net cash from investing activities	(393,846)	(64,289)

Cash flows from financing activities:
Net increase in total deposits	(113,823)	357,859
Net increase (decrease) in short-term borrowings	0	(10,500)
Payments on long-term FHLB borrowings	(75,000)	0
Common dividends paid	(20,410)	(17,309)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(1,728)	(1,648)
Purchase of treasury stock	(285)	(282)
Sale of treasury stock	221	115
Net cash from financing activities	(211,038)	328,222
Net change in cash and cash equivalents	(513,725)	322,883
Cash and cash equivalents at beginning of the period	683,240	249,927
Cash and cash equivalents at end of the period	169,515	572,810
Cash paid during the period for:
Interest	$8,768	$10,350
Income taxes	7,065	14,262
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	0	893
Securities purchases payable	0	40,605
Right-of-use assets obtained in exchange for lease liabilities	1,612	0

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
This report is filed for Lakeland Financial Corporation (the "Company"), which has two wholly owned subsidiaries, Lake City Bank (the "Bank") and LCB Risk Management, a captive insurance company. Also included in this report are results for the Bank’s wholly owned subsidiary, LCB Investments II, Inc. ("LCB Investments"), which manages the Bank’s investment securities portfolio. LCB Investments owns LCB Funding, Inc. ("LCB Funding"), a real estate investment trust. All significant inter-company balances and transactions have been eliminated in consolidation.
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2022. The Company’s 2021 Annual Report on Form 10-K should be read in conjunction with these statements.
Newly Issued But Not Yet Effective Accounting Standards
On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to a planned adoption of reference rates which could include Secured Overnight Financing Rate (“SOFR”), amongst others. The Company has identified certain loans that renewed prior to 2021 and obtained updated reference rate language at the time of renewal. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. The Company's policy is to adhere to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020.
The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. The Company plans to transition LIBOR-based loans to an alternative reference rate on or before June 30, 2023. The guidance under ASC 848 will be available for a limited time, generally through December 31, 2022. The Company expects to adopt the LIBOR transition relief allowed under this standard, and does not expect such adoption to have a material impact on the consolidated financial statements.
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
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures." The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year, is permitted. The Company elected to early adopt the provisions of the ASU related to modifications during the second quarter of 2022, with retrospective application to January 1, 2022. Adoption of this portion of the standard did not have a material impact on the consolidated financial statements. The Company is currently assessing the impact of vintage disclosure provisions of ASU 2022-02 on its disclosures; however, the Company does not expect the adoption of this portion of the standard to have a material impact on the consolidated financial statements.
Reclassification
Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2. SECURITIES
Debt securities purchased with the intent and ability to hold to their maturity are classified as held-to-maturity securities. All other investment securities are classified as available-for-sale securities.

Available-for-Sale Securities

Information related to the amortized cost, fair value and allowance for credit losses of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2022
U.S. Treasury securities	$2,249	$0	$(15)	$0	$2,234
U.S. government sponsored agencies	161,587	0	(19,326)	0	142,261
Mortgage-backed securities: residential	619,651	261	(61,790)	0	558,122
State and municipal securities	692,698	622	(95,357)	0	597,963
Total	$1,476,185	$883	$(176,488)	$0	$1,300,580

December 31, 2021
U.S. Treasury securities	$900	$0	$0	$0	$900
U.S. government sponsored agencies	145,858	39	(2,445)	0	143,452
Mortgage-backed securities: residential	487,157	4,455	(4,936)	0	486,676
Mortgage-backed securities: commercial	522	1	0	0	523
State and municipal securities	742,532	25,749	(1,274)	0	767,007
Total	$1,376,969	$30,244	$(8,655)	$0	$1,398,558
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2022
State and municipal securities	$127,411	$0	$(14,061)	$0	$113,350
On April 1, 2022, the Company elected to transfer securities from available-for-sale to held-to-maturity due to overall balance sheet management strategies. The fair value of securities transferred was $127.0 million from available-for-sale to held-to-maturity. The unrealized loss on the securities transferred from available-for-sale to held-to-maturity was $24.4 million ($19.3 million, net of tax) at the date of the transfer based on the fair value of the securities on the transfer date. The Company has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income (loss) at the time of the transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. There were no securities transferred from available-for-sale to held-to-maturity during the six months ended June 30, 2021 and there were no securities classified as held-to-maturity at December 31, 2021.

Information regarding the fair value and amortized cost of available-for-sale and held-to-maturity debt securities by maturity as of June 30, 2022 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,403	$3,394	$0	$0
Due after one year through five years	8,802	8,866	0	0
Due after five years through ten years	57,634	56,380	0	0
Due after ten years	786,695	673,818	127,411	113,350
	856,534	742,458	127,411	113,350
Mortgage-backed securities	619,651	558,122	0	0
Total debt securities	$1,476,185	$1,300,580	$127,411	$113,350
    Available-for-sale securities proceeds, gross gains and gross losses are presented below.

	Three months ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Sales of securities available-for-sale
Proceeds	$0	$458	$0	$13,964
Gross gains	0	44	0	797
Gross losses	0	0	0	0
Number of securities	0	1	0	8
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
Securities with fair values of $253.3 million and $300.8 million were pledged as of June 30, 2022 and December 31, 2021, respectively, as collateral for borrowings from the Federal Home Loan Bank and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of June 30, 2022 and December 31, 2021 is presented on the following page. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
U.S. Treasury securities	$2,234	$15	$0	$0	$2,234	$15
U.S. government sponsored agencies	106,954	13,796	35,307	5,530	142,261	19,326
Mortgage-backed securities: residential	447,418	43,772	100,785	18,018	548,203	61,790
State and municipal securities	510,360	91,660	10,848	3,697	521,208	95,357
Total available-for-sale	$1,066,966	$149,243	$146,940	$27,245	$1,213,906	$176,488

December 31, 2021
U.S. government sponsored agencies	$85,968	$1,364	$28,676	$1,081	$114,644	$2,445
Mortgage-backed securities: residential	272,264	4,076	22,792	860	295,056	4,936
State and municipal securities	138,659	1,274	0	0	138,659	1,274
Total available-for-sale	$496,891	$6,714	$51,468	$1,941	$548,359	$8,655
Information regarding held-to-maturity securities with unrealized losses as of June 30, 2022 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more. No investment securities were designated as held-to-maturity at December 31, 2021.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
State and municipal securities	$113,350	$14,061	$0	$0	$113,350	$14,061
The total number of securities with unrealized losses as of June 30, 2022 and December 31, 2021 is presented below.

	Available-for-sale			Held-to-maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
June 30, 2022
U.S. Treasury securities	6	0	6	0	0	0
U.S. government sponsored agencies	11	6	17	0	0	0
Mortgage-backed securities: residential	114	15	129	0	0	0
Mortgage-backed securities: commercial	0	0	0	0	0	0
State and municipal securities	468	11	479	41	0	41
Total temporarily impaired	599	32	631	41	0	41

December 31, 2021
U.S. government sponsored agencies	8	5	13	0	0	0
Mortgage-backed securities: residential	29	3	32	0	0	0
State and municipal securities	80	0	80	0	0	0
Total temporarily impaired	117	8	125	0	0	0
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the consolidated income statement. For available-for sale debt securities that do not meet the above criteria and for held-to-maturity securities, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. For available-for-sale debt securities, any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes.
No allowance for credit losses for available-for-sale debt securities was recorded at June 30, 2022 or December 31, 2021. No allowance for credit losses for held-to-maturity debt securities was recorded at June 30, 2022. Accrued interest receivable on securities totaled $9.5 million and $7.4 million at June 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses.
The U.S. government sponsored agencies and mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. State and municipal securities credit losses are benchmarked against highly rated municipal securities of similar duration, as published by Moody's, resulting in an immaterial allowance for credit losses.

NOTE 3. LOANS

(dollars in thousands)	June 30, 2022		December 31, 2021
Commercial and industrial loans:
Working capital lines of credit loans	$726,798	16.4%	$652,861	15.2%
Non-working capital loans	802,994	18.2	736,608	17.2
Total commercial and industrial loans	1,529,792	34.6	1,389,469	32.4

Commercial real estate and multi-family residential loans:
Construction and land development loans	418,284	9.4	379,813	8.9
Owner occupied loans	726,531	16.4	739,371	17.2
Nonowner occupied loans	635,477	14.4	588,458	13.7
Multifamily loans	173,875	3.9	247,204	5.8
Total commercial real estate and multi-family residential loans	1,954,167	44.1	1,954,846	45.6

Agri-business and agricultural loans:
Loans secured by farmland	194,248	4.4	206,331	4.8
Loans for agricultural production	193,654	4.4	239,494	5.6
Total agri-business and agricultural loans	387,902	8.8	445,825	10.4

Other commercial loans:	93,157	2.1	73,490	1.7
Total commercial loans	3,965,018	89.6	3,863,630	90.1

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	190,988	4.3	176,561	4.1
Open end and junior lien loans	172,449	3.9	156,238	3.6
Residential construction and land development loans	10,075	0.2	11,921	0.3
Total consumer 1-4 family mortgage loans	373,512	8.4	344,720	8.0

Other consumer loans	88,683	2.0	82,755	1.9
Total consumer loans	462,195	10.4	427,475	9.9
Subtotal	4,427,213	100.0%	4,291,105	100.0%
Less: Allowance for credit losses	(67,523)		(67,773)
Net deferred loan fees	(2,514)		(3,264)
Loans, net	$4,357,176		$4,220,068
The recorded investment in loans does not include accrued interest, which totaled $11.0 million and $10.0 million at June 30, 2022 and December 31, 2021, respectively.
The Company had $320,000 and $350,000 in residential real estate loans in the process of foreclosure as of June 30, 2022 and December 31, 2021, respectively.
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
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default (“PD/LGD”) model, subject to a floor. A default can be triggered by one of several different asset quality factors, including past due status, nonaccrual status, material modification status or if the loan has had a charge-off. This PD is then combined with a LGD derived from historical charge-off data to construct a default rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee’s Summary of Economic Projections, and other environmental factors based on the risks present for each portfolio segment. These environmental factors include consideration of the following: levels of, and trends in, delinquencies and nonperforming loans; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for credit losses deemed adequate to cover probable losses inherent in the loan portfolio.
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

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods ended:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended June 30, 2022
Beginning balance, April 1	$31,322	$26,257	$4,761	$1,058	$2,606	$1,040	$482	$67,526
Provision for credit losses	(139)	191	(8)	(345)	34	102	165	0
Loans charged-off	(13)	0	0	0	0	(85)	0	(98)
Recoveries	25	0	0	0	34	36	0	95
Net loans (charged-off) recovered	12	0	0	0	34	(49)	0	(3)
Ending balance	$31,195	$26,448	$4,753	$713	$2,674	$1,093	$647	$67,523

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended June 30, 2021
Beginning balance, April 1	$32,052	$29,445	$3,901	$1,172	$3,384	$1,293	$597	$71,844
Provision for credit losses	(187)	(1,160)	(291)	126	(221)	124	(91)	(1,700)
Loans charged-off	(162)	0	0	0	(32)	(73)	0	(267)
Recoveries	1,427	6	320	0	34	49	0	1,836
Net loans (charged-off) recovered	1,265	6	320	0	2	(24)	0	1,569
Ending balance	$33,130	$28,291	$3,930	$1,298	$3,165	$1,393	$506	$71,713

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Six Months Ended June 30, 2022
Beginning balance, January 1	$30,595	$26,535	$5,034	$1,146	$2,866	$1,147	$450	$67,773
Provision for credit losses	591	510	(281)	(433)	(214)	47	197	417
Loans charged-off	(32)	(597)	0	0	(22)	(187)	0	(838)
Recoveries	41	0	0	0	44	86	0	171
Net loans (charged-off) recovered	9	(597)	0	0	22	(101)	0	(667)
Ending balance	$31,195	$26,448	$4,753	$713	$2,674	$1,093	$647	$67,523

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Six Months Ended June 30, 2021
Beginning balance, January 1	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408
Impact of adopting ASC 326	4,312	4,316	1,060	941	953	349	(2,881)	9,050
Provision for credit losses	(727)	1,125	(493)	(59)	(454)	137	248	(223)
Loans charged-off	(249)	(71)	0	0	(38)	(145)	0	(503)
Recoveries	1,461	14	320	0	85	101	0	1,981
Net loans (charged-off) recovered	1,212	(57)	320	0	47	(44)	0	1,478
Ending balance	$33,130	$28,291	$3,930	$1,298	$3,165	$1,393	$506	$71,713

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
Loans are considered to be "Pass" rated when they are reviewed as part of the previously described process and do not meet the criteria above, which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with “Not Rated” loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.

The following table summarizes the risk category of loans by loan segment and origination date as of June 30, 2022:

(dollars in thousands)	2022	2021	2020	2019		2018	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$0	$2,962	$1,922	$2,730		$0	$0	$7,614	$646,517	$654,131
Special Mention	0	0	0	0		0	0	0	57,015	57,015
Substandard	0	0	0	0		0	0	0	15,732	15,732
Total	0	2,962	1,922	2,730		0	0	7,614	719,264	726,878
Non-working capital loans:
Pass	138,644	149,019	111,258	62,632		20,117	24,563	506,233	249,976	756,209
Special Mention	121	16,041	0	188		602	3,510	20,462	146	20,608
Substandard	681	2,501	6,291	744		2,103	4,823	17,143	2,932	20,075
Not Rated	1,478	1,906	1,474	581		292	56	5,787	0	5,787
Total	140,924	169,467	119,023	64,145		23,114	32,952	549,625	253,054	802,679
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	16,284	34,046	20,426	489		554	0	71,799	344,051	415,850
Special Mention	360	0	0	0		0	0	360	0	360
Total	16,644	34,046	20,426	489		554	0	72,159	344,051	416,210
Owner occupied loans:
Pass	50,037	161,126	170,041	103,797		74,503	116,093	675,597	30,153	705,750
Special Mention	117	6,221	0	850		89	8,927	16,204	0	16,204
Substandard	0	455	1,496	629		1,161	234	3,975	0	3,975
Total	50,154	167,802	171,537	105,276		75,753	125,254	695,776	30,153	725,929
Nonowner occupied loans:
Pass	81,440	136,381	142,092	107,374		20,484	79,173	566,944	56,731	623,675
Special Mention	0	11,436	0	0		0	0	11,436	0	11,436
Total	81,440	147,817	142,092	107,374		20,484	79,173	578,380	56,731	635,111
Multifamily loans:
Pass	1,915	25,916	37,559	36,109	17,105	11,805	16,742	130,046	21,528	151,574
Special Mention	22,077	0	0	0		0	0	22,077	0	22,077
Total	23,992	25,916	37,559	36,109		11,805	16,742	152,123	21,528	173,651
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	22,371	45,319	31,514	11,720		8,832	21,224	140,980	48,216	189,196
Special Mention	260	0	1,676	1,868		0	200	4,004	882	4,886
Substandard	0	0	0	0		0	144	144	0	144
Total	22,631	45,319	33,190	13,588		8,832	21,568	145,128	49,098	194,226
Loans for agricultural production:
Pass	1,599	30,747	23,772	4,025		9,790	4,998	74,931	105,093	180,024
Special Mention	0	415	7,266	996		0	0	8,677	5,042	13,719
Total	1,599	31,162	31,038	5,021		9,790	4,998	83,608	110,135	193,743
Other commercial loans:
Pass	14,457	6,016	19,786	702		1,136	13,741	55,838	33,533	89,371
Special Mention	0	0	0	0		0	3,500	3,500	0	3,500
Total	14,457	6,016	19,786	702		1,136	17,241	59,338	33,533	92,871
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans
Pass	5,661	13,358	13,878	5,111		5,344	4,204	47,556	3,964	51,520
Substandard	0	0	0	0		87	1,893	1,980	0	1,980
Not Rated	28,136	46,425	21,645	6,921		3,023	31,073	137,223	0	137,223
Total	33,797	59,783	35,523	12,032		8,454	37,170	186,759	3,964	190,723
Open end and junior lien loans
Pass	0	646	368	80		102	0	1,196	4,767	5,963
Substandard	0	0	0	0		48	2	50	61	111
Not Rated	34,616	16,577	3,968	4,501		2,285	2,787	64,734	103,371	168,105
Total	34,616	17,223	4,336	4,581		2,435	2,789	65,980	108,199	174,179
Residential construction loans
Not Rated	3,332	3,972	1,018	307		134	1,255	10,018	0	10,018
Total	3,332	3,972	1,018	307		134	1,255	10,018	0	10,018
Other consumer loans
Pass	616	2,192	513	1,111		0	1,036	5,468	20,011	25,479
Substandard	0	0	0	215		0	0	215	41	256
Not Rated	12,364	17,487	11,424	5,280		4,087	1,991	52,633	10,113	62,746
Total	12,980	19,679	11,937	6,606		4,087	3,027	58,316	30,165	88,481
TOTAL	$436,566	$731,164	$629,387	$358,960		$166,578	$342,169	$2,664,824	$1,759,875	$4,424,699
As of June 30, 2022, $5.2 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the SBA.

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
The following table presents the aging of the amortized cost basis in past due loans as of June 30, 2022 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$726,862	$16	$0	$722,396	$4,482	$3,511	$726,878
Non-working capital loans	802,679	0	0	798,382	4,297	234	802,679
Commercial real estate and multi-family residential loans:
Construction and land development loans	416,210	0	0	416,210	0	0	416,210
Owner occupied loans	725,929	0	0	722,936	2,993	1,498	725,929
Nonowner occupied loans	635,111	0	0	635,111	0	0	635,111
Multifamily loans	173,651	0	0	173,651	0	0	173,651
Agri-business and agricultural loans:
Loans secured by farmland	194,226	0	0	194,081	145	0	194,226
Loans for agricultural production	193,743	0	0	193,743	0	0	193,743
Other commercial loans	92,545	326	0	92,871	0	0	92,871
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	190,408	248	67	190,513	210	140	190,723
Open end and junior lien loans	174,036	106	37	174,069	110	110	174,179
Residential construction loans	10,018	0	0	10,018	0	0	10,018
Other consumer loans	88,395	86	0	88,225	256	0	88,481
Total	$4,423,813	$782	$104	$4,412,206	$12,493	$5,493	$4,424,699
As of June 30, 2022 there were an insignificant number of loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the six month period ended June 30, 2022.

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

The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	June 30, 2022
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$0	$4,693	$0	$4,693
Non-working capital loans	478	8,865	229	9,572
Commercial real estate and multi-family residential loans:
Owner occupied loans	336	1,495	1,161	2,992
Agri-business and agricultural loans:
Loans secured by farmland	0	145	0	145
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,981	0	0	1,981
Open end and junior lien loans	111	0	0	111
Other consumer loans	0	0	41	41
Total	$2,906	$15,198	$1,431	$19,535

	December 31, 2021
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$0	$5,966	$0	$5,966
Non-working capital loans	1,606	9,475	229	11,310
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,435	1,505	1,161	4,101
Agri-business and agricultural loans:
Loans secured by farmland	190	145	0	335
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,081	0	0	3,081
Open end and junior lien loans	98	0	0	98
Other consumer loans	0	0	59	59
Total	$6,312	$17,091	$1,449	$24,950
Modifications:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes loses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification.
Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness that is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. Additionally, the Company may allow a loan to go interest only for a specified period of time.
During the three and six months ended June 30, 2022, no loans received a material modification based on borrower financial difficulty.

Troubled Debt Restructurings (Prior to January 1, 2022):
Prior to the partial adoption of ASU 2022-02 on January 1, 2022, which had an immaterial impact on the Company's allowance for credit losses, troubled debt restructured loans were included in the totals for individually analyzed loans. The following are disclosures related to troubled debt restructured loans in prior periods.
Troubled debt restructured loans are included in the totals for individually analyzed loans. The Company has allocated $5.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2021. The Company is not committed to lend additional funds to debtors whose loans have been modified in a trouble debt restructuring.

(dollars in thousands)	December 31, 2021
Accruing troubled debt restructured loans	$5,121
Nonaccrual troubled debt restructured loans	6,218
Total troubled debt restructured loans	$11,339
During the three and six months ended June 30, 2021, no loans were modified as troubled debt restructurings.
NOTE 5. BORROWINGS
No advances were outstanding with the Federal Home Loan Bank ("FHLB") as of June 30, 2022. For the period ended December 31, 2021, the Company had an advance outstanding from the Federal Home Loan Bank (“FHLB”) in the amount of $75.0 million. The advance was a ten-year fixed-rate putable advance with an interest rate of 0.39% and a maturity date of March 4, 2030. The note required monthly interest payments and was secured by residential real estate loans and securities. The FHLB exercised the putable option on the advance during the second quarter of 2022 and the note was repaid by the Company.
On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on July 30, 2022. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 13, 2021, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed. There were no outstanding borrowings on the credit agreement at June 30, 2022 and December 31, 2021.
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Securities:  Securities available-for-sale and held-to-maturity are valued primarily by a third party pricing service. The fair values of securities available-for-sale and held-to-maturity are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models which utilize significant observable inputs such as matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain municipal securities that are not rated and observable inputs about the specific issuer are not available, fair values are estimated using observable data from other municipal securities presumed to be similar or other market data on other non-rated municipal securities (Level 3 inputs).
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
Mortgage servicing rights:  As of June 30, 2022, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $3.0 million, carried at amortized cost of $3.0 million less a $14,000 valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.40%, a weighted average maturity of 21 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At June 30, 2022, the constant prepayment speed (“PSA”) used was 178 and discount rate used was 9.0%. At December 31, 2021, the PSA used was 249 and the discount rate used was 9.5%.
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

The tables below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2022
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$2,234	$0	$0	$2,234
U.S. government sponsored agency securities	0	142,261	0	142,261
Mortgage-backed securities: residential	0	558,122	0	558,122
State and municipal securities	0	594,363	3,600	597,963
Total securities available-for-sale	2,234	1,294,746	3,600	1,300,580
Mortgage banking derivative	0	168	0	168
Interest rate swap derivative	0	26,370	0	26,370
Total assets	$2,234	$1,321,284	$3,600	$1,327,118

Liabilities:
Mortgage banking derivative	$0	$5	$0	$5
Interest rate swap derivative	0	26,372	0	26,372
Total liabilities	$0	$26,377	$0	$26,377

	December 31, 2021
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$900	$0	$0	$900
U.S. government sponsored agency securities	0	143,452	0	143,452
Mortgage-backed securities: residential	0	486,676	0	486,676
Mortgage-backed securities: commercial	0	523	0	523
State and municipal securities	0	764,964	2,043	767,007
Total securities available-for-sale	900	1,395,615	2,043	1,398,558
Mortgage banking derivative	0	398	0	398
Interest rate swap derivative	0	14,309	0	14,309
Total assets	$900	$1,410,322	$2,043	$1,413,265

Liabilities:
Mortgage banking derivative	$0	$2	$0	$2
Interest rate swap derivative	0	14,329	0	14,329
Total liabilities	$0	$14,331	$0	$14,331
    The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2022
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$303	$303
Non-working capital loans	0	0	3,614	3,614
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	466	466
Agri-business and agricultural loans:
Loans secured by farmland	0	0	45	45
Total collateral dependent loans	0	0	4,428	4,428
Other real estate owned	0	0	196	196
Total assets	$0	$0	$4,624	$4,624

	December 31, 2021
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$247	$247
Non-working capital loans	0	0	5,095	5,095
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	791	791
Agri-business and agricultural loans:
Loans secured by farmland	0	0	231	231
Total collateral dependent loans	0	0	6,364	6,364
Other real estate owned	0	0	196	196
Total assets	$0	$0	$6,560	$6,560
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2022:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$3,917	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	70%	31%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	466	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	69%	69%

Collateral dependent loans:
Agribusiness and agricultural	45	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	69%	69%
Other real estate owned	196	Appraisals	Discount to reflect current market conditions and ultimate collectability	38%

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

	June 30, 2022
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$169,515	$168,054	$1,461	$0	$169,515
Securities available-for-sale	1,300,580	2,234	1,294,746	3,600	1,300,580
Securities held-to-maturity	127,411	0	113,350	0	113,350
Real estate mortgages held-for-sale	2,646	0	2,704	0	2,704
Loans, net	4,357,176	0	0	4,219,490	4,219,490
Mortgage banking derivative	168	0	168	0	168
Interest rate swap derivative	26,370	0	26,370	0	26,370
Federal Reserve and Federal Home Loan Bank Stock	12,840	N/A	N/A	N/A	N/A
Accrued interest receivable	20,733	0	9,692	11,041	20,733
Financial Liabilities:
Certificates of deposit	761,914	0	764,731	0	764,731
All other deposits	4,859,670	4,859,670	0	0	4,859,670
Mortgage banking derivative	5	0	5	0	5
Interest rate swap derivative	26,372	0	26,372	0	26,372
Standby letters of credit	144	0	0	144	144
Accrued interest payable	1,948	80	1,868	0	1,948

	December 31, 2021
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$683,240	$681,286	$1,954	$0	$683,240
Securities available-for-sale	1,398,558	900	1,395,615	2,043	1,398,558
Real estate mortgages held-for-sale	7,470	0	7,634	0	7,634
Loans, net	4,220,068	0	0	4,144,000	4,144,000
Mortgage banking derivative	398	0	398	0	398
Interest rate swap derivative	14,309	0	14,309	0	14,309
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	17,674	0	7,689	9,985	17,674
Financial Liabilities:
Certificates of deposit	829,518	0	833,617	0	833,617
All other deposits	4,905,889	4,905,889	0	0	4,905,889
Federal Home Loan Bank advances	75,000	0	66,118	0	66,118
Mortgage banking derivative	2	0	2	0	2
Interest rate swap derivative	14,329	0	14,329	0	14,329
Standby letters of credit	272	0	0	272	272
Accrued interest payable	2,619	84	2,535	0	2,619
NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2022 and December 31, 2021.

	June 30, 2022
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$26,370	$0	$26,370	$0	$(27,085)	$(715)
Total Assets	$26,370	$0	$26,370	$0	$(27,085)	$(715)
Liabilities
Interest Rate Swap Derivatives	$26,372	$0	$26,372	$0	$(90)	$26,282
Total Liabilities	$26,372	$0	$26,372	$0	$(90)	$26,282

	December 31, 2021
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$14,309	$0	$14,309	$0	$(2,255)	$12,054
Total Assets	$14,309	$0	$14,309	$0	$(2,255)	$12,054
Liabilities
Interest Rate Swap Derivatives	$14,329	$0	$14,329	$0	$(7,995)	$6,334
Total Liabilities	$14,329	$0	$14,329	$0	$(7,995)	$6,334
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding for basic earnings per common share	25,527,896	25,473,497	25,521,618	25,465,621
Dilutive effect of stock based awards	169,681	128,566	178,290	131,222
Weighted average shares outstanding for diluted earnings per common share	25,697,577	25,602,063	25,699,908	25,596,843

Basic earnings per common share	$1.00	$0.96	$1.93	$1.86
Diluted earnings per common share	$1.00	$0.95	$1.92	$1.85
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended June 30, 2022 and 2021, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at April 1, 2022	$(92,751)	$(936)	$(93,687)
Other comprehensive income (loss) before reclassification	(65,179)	0	(65,179)
Amounts reclassified from accumulated other comprehensive income (loss)	305	27	332
Net current period other comprehensive income (loss)	(64,874)	27	(64,847)
Balance at June 30, 2022	$(157,625)	$(909)	$(158,534)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at April 1, 2021	$16,503	$(1,393)	$15,110
Other comprehensive income (loss) before reclassification	7,151	0	7,151
Amounts reclassified from accumulated other comprehensive income (loss)	(35)	45	10
Net current period other comprehensive income (loss)	7,116	45	7,161
Balance at June 30, 2021	$23,619	$(1,348)	$22,271
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$17,056	$(963)	$16,093
Other comprehensive income (loss) before reclassification	(174,986)	0	(174,986)
Amounts reclassified from accumulated other comprehensive income (loss)	305	54	359
Net current period other comprehensive income (loss)	(174,681)	54	(174,627)
Balance at June 30, 2022	$(157,625)	$(909)	$(158,534)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$29,182	$(1,438)	$27,744
Other comprehensive income (loss) before reclassification	(4,933)	0	(4,933)
Amounts reclassified from accumulated other comprehensive income (loss)	(630)	90	(540)
Net current period other comprehensive income (loss)	(5,563)	90	(5,473)
Balance at June 30, 2021	$23,619	$(1,348)	$22,271

Reclassifications out of other accumulated comprehensive loss for the three months ended June 30, 2022 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	(386)	Interest income
Tax effect	81	Income tax expense
	(305)	Net of tax
Amortization of defined benefit pension items	(36)	Other expense
Tax effect	9	Income tax expense
	(27)	Net of tax
Total reclassifications for the period	$(332)	Net income

Reclassifications out of other accumulated comprehensive income for the three months ended June 30, 2021 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$44	Net securities gains
Tax effect	(9)	Income tax expense
	35	Net of tax
Amortization of defined benefit pension items	(60)	Other expense
Tax effect	15	Income tax expense
	(45)	Net of tax
Total reclassifications for the period	$(10)	Net income
Reclassifications out of other accumulated comprehensive loss for the six months ended June 30, 2022 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	(386)	Interest income
Tax effect	81	Income tax expense
	(305)	Net of tax
Amortization of defined benefit pension items	(72)	Other expense
Tax effect	18	Income tax expense
	(54)	Net of tax
Total reclassifications for the period	$(359)	Net income
    Reclassifications out of other accumulated comprehensive income for the six months ended June 30, 2021 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$797	Net securities gains
Tax effect	(167)	Income tax expense
	630	Net of tax
Amortization of defined benefit pension items	(120)	Other expense
Tax effect	30	Income tax expense
	(90)	Net of tax
Total reclassifications for the period	$540	Net income

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
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as a practical expedient of the standard.
The following is a maturity analysis of the operating lease liabilities as of June 30, 2022:

Years ending December 31, (in thousands)	Operating Lease Obligation
2022	$354
2023	717
2024	734
2025	752
2026	731
2027 and thereafter	2,938
Total undiscounted lease payments	6,226
Less imputed interest	(667)
Lease liability	$5,559
Right-of-use asset	$5,559

	Three months ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Lease cost
Operating lease cost	$163	$135	$333	$270
Short-term lease cost	8	6	14	12
Total lease cost	$171	$141	$347	$282

Other information
Operating cash outflows from operating leases	$163	$135	$333	$270
Weighted-average remaining lease term - operating leases	8.5 years	8.3 years	8.5 years	8.3 years
Weighted average discount rate - operating leases	2.5%	2.8%	2.5%	2.8%

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first six months of 2022 was $49.3 million, which increased $2.0 million, or 4.2%, from $47.3 million for the comparable period of 2021. Diluted income per common share was $1.92 in the first six months of 2022, up 3.8% from $1.85 in the comparable period of 2021. The increase in net income for 2022 was primarily due to growth in net interest income of $6.2 million, offset by a decrease in noninterest income of $2.7 million and an increase in noninterest expense of $1.5 million. Pretax pre-provision earnings in the first six months of 2022 were $59.9 million, an increase of $2.0 million, or 3.5%, compared to $57.8 million for the comparable period. Pretax pre-provision earnings is a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense.
Annualized return on average total equity was 15.72% in the first six months of 2022 versus 14.49% in the comparable period of 2021. Annualized return on average total assets was 1.52% in the first six months of 2022 versus 1.58% for the comparable period of 2021. The Company's average equity to average assets ratio was 9.65% in the first six months of 2022 versus 10.92% in the comparable period of 2021.
Net income in second quarter of 2022 was $25.7 million, up 5.4% from $24.3 million for the comparable period of 2021. Diluted earnings per common share was $1.00 in the second quarter of 2022, up 5.3% from $0.95 in the comparable period of 2021. The increase was driven primarily by growth in net interest income of $5.0 million, offset by a decrease in noninterest income of $848,000 and an increase in noninterest expense of $1.3 million. Additionally, the Company recorded a reversal to the provision for credit losses of $1.7 million for the second quarter of 2021, compared to no provision for credit losses recorded for the second quarter of 2022. Pretax pre-provision earnings in the second quarter of 2022 were $31.3 million, an increase of $2.9 million, or 10.2%, compared to $28.4 million for the comparable period of 2021.
Annualized return on average total equity was 17.65% in the second quarter of 2022 versus 14.71% in the comparable period of 2021. Annualized return on average total assets was 1.59% in the second quarter of 2022 versus 1.58% in the comparable period of 2021. The average equity to average assets ratio was 9.03% in the second quarter of 2022 versus 10.76% the comparable period of 2021.

The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 8.92% at June 30, 2022, compared to 10.81% at June 30, 2021 and 10.70% at December 31, 2021. Tangible equity and tangible assets have been negatively impacted by the decline in market value of the Company's available-for-sale investment securities portfolio. The market value decline was a result of the yield curve steepening during the first half of 2022. The increase in market interest rates led to an unrealized loss in market value of $175.6 million as of June 30, 2022, compared to an unrealized gain in market value of $29.9 million at June 30, 2021 and of $21.6 million at December 31, 2021. When excluding the impact of accumulated other comprehensive income on tangible common equity, the Company's adjusted tangible common equity to adjusted tangible assets ratio was 11.08% at June 30, 2022 compared to 10.49% at June 30, 2021 and 10.47% at December 31, 2021.
The Company elected to transfer $151.4 million in net book value of municipal bonds from the available-for-sale securities portfolio to held-to-maturity designation on April 1, 2022 as a balance sheet management strategy.
Total assets were $6.265 billion as of June 30, 2022 versus $6.557 billion as of December 31, 2021, a decrease of $292.2 million. Balance sheet contraction was driven primarily through decreases in cash and cash equivalents, deposits and borrowings during the first six months of 2022. Cash and cash equivalents decreased $513.7 million, deposits decreased $113.8 million and borrowings decreased $75.0 million. Offsetting these decreases were increases to loans, net of the allowance for credit losses, of $137.1 million, other assets of $58.4 million and total investment securities of $29.4 million. Total equity decreased by $142.8 million due primarily to a reduction to accumulated other comprehensive income (loss) of $174.6 million. The reduction in accumulated other comprehensive income was caused by a decrease in the fair value of available-for-sale securities due to the steepening of the yield curve during the first six months of 2022. The change in total equity was also impacted by net income of $49.3 million and dividends declared and paid of $0.80 per share, totaling $20.4 million.

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
RESULTS OF OPERATIONS
Overview
Selected income statement information for the three and six months ended June 30, 2022 and 2021 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Income Statement Summary:
Net interest income	$48,678	$43,661	$93,558	$87,340
Provision for credit losses	0	(1,700)	417	(223)
Noninterest income	10,492	11,340	21,179	23,897
Noninterest expense	27,913	26,648	54,882	53,394
Other Data:
Efficiency ratio (1)	47.17%	48.45%	47.83%	48.00%
Diluted EPS	$1.00	$0.95	$1.92	$1.85
Tangible capital ratio (2)	8.92%	10.81%	8.92%	10.81%
Adjusted tangible capital ratio (3)	11.08%	10.49%	11.08%	10.49%
Net charge offs (recoveries) to average loans	0.00%	(0.14)%	0.03%	(0.07)%
Net interest margin	3.26%	3.01%	3.09%	3.10%
Net interest margin excluding PPP loans (4)	3.26%	2.95%	3.08%	3.00%
Noninterest income to total revenue	17.73%	20.62%	18.46%	21.48%
Pretax Pre-Provision Earnings (5)	$31,257	$28,353	$59,855	$57,843

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
(3)Non-GAAP financial measure. Adjusted tangible capital ratio excludes the market value impact of available-for-sale investment securities on tangible common equity and tangible assets. See reconciliation on the next page.
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

A reconciliation of non-GAAP measures is provided below (in thousands, except for per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Total Equity	$562,063	$677,471	$562,063	$677,471
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,176	1,167	1,176
Tangible Common Equity (A)	558,260	673,677	558,260	673,677
AOCI Market Value Adjustment	157,625	(23,618)	157,625	(23,618)
Adjusted Tangible Common Equity (C)	715,885	650,059	715,885	650,059

Total Assets	$6,265,087	$6,232,914	$6,265,087	$6,232,914
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,176	1,167	1,176
Tangible Assets (B)	6,261,284	6,229,120	6,261,284	6,229,120
Market Value Adjustment	199,525	(29,896)	199,525	(29,896)
Adjusted Tangible Assets (D)	6,460,809	6,199,224	6,460,809	6,199,224

Tangible Capital Ratio (A/B)	8.92%	10.81%	8.92%	10.81%
Adjusted Tangible Capital Ratio (C/D)	11.08%	10.49%	11.08%	10.49%

Net Interest Income	$48,678	$43,661	$93,558	$87,340
Noninterest Income	10,492	11,340	21,179	23,897
Noninterest Expense	(27,913)	(26,648)	(54,882)	(53,394)
Pretax Pre-Provision Earnings	$31,257	$28,353	$59,855	$57,843
Impact of Paycheck Protection Program on Net Interest Margin FTE.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Average Earnings Assets	$6,157,051	$5,924,801	$6,273,914	$5,782,293
Less: Average Balance of PPP Loans	(9,665)	(348,026)	(13,588)	(375,226)
Total Adjusted Earning Assets	6,147,386	5,576,775	6,260,326	5,407,067

Total Interest Income FTE	$55,023	$48,416	$104,325	$97,080
Less: PPP Loan Income	(204)	(3,652)	(710)	(8,818)
Total Adjusted Interest Income FTE	54,819	44,764	103,615	88,262

Adjusted Earning Asset Yield, net of PPP Impact	3.58%	3.22%	3.34%	3.29%

Total Average Interest Bearing Liabilities	$3,981,587	$3,828,499	$3,969,634	$3,723,580
Less: Average Balance of PPP Loans	(9,665)	(348,026)	(13,588)	(375,226)
Total Adjusted Interest Bearing Liabilities	3,971,922	3,480,473	3,956,046	3,348,354

Total Interest Expense FTE	$4,944	$3,964	$8,098	$8,262
Less: PPP Cost of Funds	(6)	(162)	(17)	(465)
Total Adjusted Interest Expense FTE	4,938	3,802	8,081	7,797

Adjusted Cost of Funds, net of PPP Impact	0.32%	0.27%	0.26%	0.29%

Net Interest Margin Excluding PPP Loans FTE	3.26%	2.95%	3.08%	3.00%

Net Income
Net income was $49.3 million in the first six months of 2022, an increase of $2.0 million, or 4.2%, versus net income of $47.3 million in the first six months of 2021. The increase in net income for 2022 was primarily due to growth in net interest income of $6.2 million, or 7.1%, offset by a a decrease to noninterest income of $2.7 million, or 11.4% and an increase to noninterest expense of $1.5 million, or 2.8%. Additionally, the change in provision for credit losses recorded during the period impacted net income, as $417,000 provision for credit losses was recorded during the first six months of 2022, compared to a reversal for provision expense of $223,000 during the first six months of 2021.
Net income was $25.7 million for the three months ended June 30, 2022, an increase of $1.3 million, or 5.4%, versus net income of $24.3 million for the three months ended June 30, 2021. The increase was primarily due to growth in net interest income which increased $5.0 million, or 11.5%, offset by a decrease to noninterest income of $848,000, or 7.5%, and an increase to noninterest expense of $1.3 million, or 4.7%. Additionally, the provision for credit losses recorded during the period impacted net income as no provision for credit losses was recorded during the three months ended June 30, 2022, compared to a reversal for credit losses of $1.7 million during the three months ended June 30, 2021.

Net Interest Income
The following table sets forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2022			2021
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,337,938	$83,873	3.90%	$4,514,294	$85,803	3.83%
Tax exempt (1)	25,726	566	4.44	12,940	259	4.04
Investments:
Securities (1)	1,494,979	19,157	2.58	864,250	10,795	2.52
Short-term investments	2,223	3	0.27	2,256	1	0.09
Interest bearing deposits	413,048	726	0.35	388,553	222	0.12
Total earning assets	$6,273,914	$104,325	3.35%	$5,782,293	$97,080	3.39%
Less: Allowance for credit losses	(67,787)			(71,593)
Nonearning Assets
Cash and due from banks	73,037			69,753
Premises and equipment	59,143			59,565
Other nonearning assets	217,581			190,160
Total assets	$6,555,888			$6,030,178

Interest Bearing Liabilities
Savings deposits	$416,755	$156	0.08%	$344,859	$133	0.08%
Interest bearing checking accounts	2,676,528	5,646	0.43	2,306,026	3,194	0.28
Time deposits:
In denominations under $100,000	193,873	653	0.68	229,617	1,192	1.05
In denominations over $100,000	617,824	1,516	0.49	767,324	3,589	0.94
Miscellaneous short-term borrowings	13	0	0.00	754	7	1.87
Long-term borrowings and subordinated debentures	64,641	127	0.40	75,000	147	0.40
Total interest bearing liabilities	$3,969,634	$8,098	0.41%	$3,723,580	$8,262	0.45%

Noninterest Bearing Liabilities
Demand deposits	1,895,333			1,600,052
Other liabilities	58,188			47,857
Stockholders' Equity	632,733			658,689
Total liabilities and stockholders' equity	$6,555,888			$6,030,178

Interest Margin Recap
Interest income/average earning assets		104,325	3.35		97,080	3.39%
Interest expense/average earning assets		8,098	0.26		8,262	0.29%
Net interest income and margin		$96,227	3.09%		$88,818	3.10%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $2.7 million and $1.5 million in the six-month periods ended June 30, 2022 and June 30, 2021, respectively.
(2)Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $641,000 and $6.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)Nonaccrual loans are included in the average balance of taxable loans.

The following table sets forth consolidated information regarding average balances and rates:

	Three Months Ended June 30,
	2022			2021
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,396,333	$44,138	4.03%	$4,474,844	$42,342	3.80%
Tax exempt (1)	29,380	353	4.82	12,839	128	4.00
Investments:
Securities(1)	1,476,144	10,049	2.73	955,242	5,811	2.44
Short-term investments	2,301	2	0.35	2,305	0	0.00
Interest bearing deposits	252,893	481	0.76	479,571	135	0.11
Total earning assets	$6,157,051	$55,023	3.58%	$5,924,801	$48,416	3.28%
Less: Allowance for credit losses	(67,527)			(72,222)
Nonearning Assets
Cash and due from banks	74,158			68,798
Premises and equipment	58,978			59,848
Other nonearning assets	238,228			190,202
Total assets	$6,460,888			$6,171,427

Interest Bearing Liabilities
Savings deposits	$425,102	$81	0.08%	$359,484	$71	0.08%
Interest bearing checking accounts	2,710,674	3,784	0.56	2,428,524	1,700	0.28
Time deposits:
In denominations under $100,000	189,538	307	0.65	224,025	545	0.98
In denominations over $100,000	601,877	718	0.48	741,466	1,574	0.85
Miscellaneous short-term borrowings	0	0	0.00	0	0	0.00
Long-term borrowings and subordinated debentures	54,396	54	0.40	75,000	74	0.40
Total interest bearing liabilities	$3,981,587	$4,944	0.50%	$3,828,499	$3,964	0.42%

Noninterest Bearing Liabilities
Demand deposits	1,825,327			1,633,686
Other liabilities	70,650			45,249
Stockholders' Equity	583,324			663,993
Total liabilities and stockholders' equity	$6,460,888			$6,171,427

Interest Margin Recap
Interest income/average earning assets		55,023	3.58		48,416	3.28%
Interest expense/average earning assets		4,944	0.32		3,964	0.27%
Net interest income and margin		$50,079	3.26%		$44,452	3.01%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.4 million and $791,000 in the three-month periods ended June 30, 2022 and June 30, 2021, respectively.
(2)Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $180,000 and $2.8 million for the three-months ended June 30, 2022 and June 30, 2021, respectively. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)Nonaccrual loans are included in the average balance of taxable loans.
Net interest income increased $6.2 million, or 7.1%, to $93.6 million for the six months ended June 30, 2022, compared with $87.3 million for the first six months of 2021. Growth in core loans and investment security balances coupled with rising interest rates positively impacted investment security and loan income and offset the decline in PPP loan income of $8.8 million during the period. In addition, interest expense declined by $164,000, further benefiting the increase in net interest income. Average earning assets increased by $491.6 million, due primarily to growth in investment securities of $630.7 million. Average loans outstanding decreased $163.6 million to $4.364 billion during the six months ended June 30, 2022, compared to $4.527 billion during the same period of 2021. Average PPP loans decreased by $361.6 million to $13.6 million for the first six months of 2022 compared to $375.2 million for the first six months of 2021. Excluding PPP loans, average core loans increased $198.1 million to $4.350 billion during the six months ended June 30, 2022, compared to $4.152 billion during the same period of 2021. The earning asset growth was funded through an increase in deposits. Average deposits increased $552.4 million to $5.800 billion during the six months ended June 30, 2022, compared to $5.248 billion for the same period of 2021.

The tax equivalent net interest margin was 3.09% for the six months ended June 30, 2022 compared to 3.10% during the first six months of 2021. The yield on earning assets totaled 3.35% during the six months ended June 30, 2022 compared to 3.39% in the same period of 2021. Cost of funds (expressed as a percentage of average earning assets) totaled 0.26% during the first six months of 2022, compared to 0.29% in the same period of 2021. The lower margin was caused by reduced levels of PPP income recognition and changes in the earning asset mix during 2021 and 2022 to reflect increased investment securities and interest bearing deposits, which are lower yielding assets. Net interest margin excluding PPP loans was 3.08% for the six months ended June 30, 2022 compared to 3.00% for the same period of 2021.
Net interest income increased by $5.0 million, or 11.5%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increased level of net interest income during the second quarter of 2022 was largely driven by an increase in average earning assets of $232.3 million, due primarily to growth in securities of $520.9 million. This earning asset growth was funded through an increase in deposits. Average deposits increased $365.3 million to $5.753 billion for the second quarter of 2022, compared to $5.387 billion for the comparable period of 2021. During this same period, average core deposits increased $365.4 million. The Company defines "core deposits" as total deposits (including all deposits by municipalities and other government agencies), excluding brokered deposits. Long-term borrowings have decreased by $20.6 million during these comparable periods due to repayment of a putable $75.0 million advance with the FHLB during the three months ended June 30, 2022.
The company’s net interest margin increased 25 basis points to 3.26% for the second quarter of 2022 compared to 3.01% for the second quarter of 2021. The increased margin in the second quarter of 2022 compared to the prior year period was due to higher yields on loans, partially offset by a higher cost of funds. The higher yields were driven by three Federal Reserve Bank increases to the target Federal Funds rate in March, May, and June of 2022. The overall effect of these rate increases raised the Federal Funds rate by a cumulative 150 basis points and increased the target Federal Funds rate range from a zero-bound range of 0.00% - 0.25% prior to the first rate increase in March of 2022 to a range of 1.50 - 1.75% at June 30, 2022.
Total PPP loan income recognized for the second quarter of 2022 was $204,000 compared to $3.7 million for the second quarter of 2021, a decrease of 94%. PPP interest and fees had a nominal impact on the second quarter 2022 net interest margin compared to net interest margin compression of 6 basis points for the second quarter 2021. Despite the decrease in PPP loan fee income, earning asset yields increased 30 basis points from 3.28% for the second quarter of 2021 to 3.58% for the second quarter of 2022. Offsetting the increased yield on earning assets was an increase to the company's cost of funds of 5 basis points. Interest expense as a percentage of earning assets increased to 0.32% for the three-month period ended June 30, 2022, from 0.27% for the three-month period ended June 30, 2021.
Provision for Credit Losses

The Company recorded no provision for credit losses expense for the three months ended June 30, 2022 compared to a reversal for provision expense of $1.7 million during the comparable period of 2021. Net charge offs were $3,000 during the three month period ended June 30, 2022 compared to net recoveries of $1.6 million during the comparable period of 2021. The Company recorded provision for credit losses expense of $417,000 for the six months ended June 30, 2022 compared to a reversal for provision expense of $223,000 during the comparable period of 2021. Net charge-offs were $667,000 during the six month period ended June 30, 2022 compared to net recoveries of $1.5 million during the comparable period of 2021.

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

Noninterest Income

Noninterest income categories for the six-month and three-month periods ended June 30, 2022 and 2021 are shown in the following table:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	Dollar Change	Percent Change
Wealth advisory fees	$4,491	$4,256	$235	5.5%
Investment brokerage fees	1,060	1,039	21	2.0
Service charges on deposit accounts	5,691	5,012	679	13.5
Loan and service fees	6,084	5,818	266	4.6
Merchant card fee income	1,719	1,388	331	23.8
Bank owned life insurance income (loss)	(266)	1,461	(1,727)	(118.2)
Interest rate swap fee income	404	754	(350)	(46.4)
Mortgage banking income	860	1,788	(928)	(51.9)
Net securities gains	0	797	(797)	(100.0)
Other income	1,136	1,584	(448)	(28.3)
Total noninterest income	$21,179	$23,897	$(2,718)	(11.4)%
Noninterest income to total revenue	18.5%	21.5%

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	Dollar Change	Percent Change
Wealth advisory fees	$2,204	$2,078	$126	6.1%
Investment brokerage fees	541	575	(34)	(5.9)
Service charges on deposit accounts	2,882	2,521	361	14.3
Loan and service fees	3,195	3,042	153	5.0
Merchant card fee income	904	766	138	18.0
Bank owned life insurance income (loss)	(183)	705	(888)	(126.0)
Interest rate swap fee income	354	505	(151)	(29.9)
Mortgage banking income	351	415	(64)	(15.4)
Net securities gains	0	44	(44)	(100.0)
Other income	244	689	(445)	(64.6)
Total noninterest income	$10,492	$11,340	$(848)	(7.5)%
Noninterest income to total revenue	17.7%	20.6%

The Company's noninterest income decreased $2.7 million, or 11.4%, to $21.2 million for the six months ended June 30, 2022 compared to $23.9 million in the prior year period. Notably, the fee-based businesses of wealth advisory fees improved by 5.5%, service charges on deposit accounts improved by 13.5%, loan and service fees improved by 4.6% and merchant card fee income improved by 23.8%. The decrease in noninterest income resulted primarily from reduced bank owned life insurance income of $1.7 million due to decline in the equity markets as well as $928,000 decline in mortgage banking income due to the impact of rising interest rates on reduced mortgage loan origination volumes.

The Company's noninterest income decreased by $848,000, or 7.5%, to $10.5 million for the second quarter of 2022, compared to $11.3 million for the second quarter of 2021. Noninterest income was positively impacted by elevated service charges on deposit accounts which increased by $361,000, or 14.3%, as a result of increased economic activity in the Company's operating footprint. In addition, loan and service fee income increased by $153,000, or 5.0%, merchant card fee income increased by $138,000, or 18.0% and wealth advisory fees increased by $126,000, or 6.1%. Driving the decrease was a reduction of $888,000 in bank owned life insurance income related to the company's variable life insurance policies. These policies are tied to the equity markets and can be subject to volatility based on market performance. In addition, other income decreased $445,000 which was caused by a reduction in income recognized during the quarter related to various limited partnership investment holdings and other non-recurring items.
Noninterest Expense
Noninterest expense categories for the six-month and three-month periods ended June 30, 2022 and 2021 are shown in the following tables:

	Six Months Ended June 30, 2022
(dollars in thousands)	2022	2021	Dollar Change	Percent Change
Salaries and employee benefits	$29,190	$30,147	$(957)	(3.2)%
Net occupancy expense	3,317	2,930	387	13.2
Equipment costs	2,870	2,763	107	3.9
Data processing fees and supplies	6,284	6,523	(239)	(3.7)
Corporate and business development	2,652	2,208	444	20.1
FDIC insurance and other regulatory fees	1,058	959	99	10.3
Professional fees	2,973	3,716	(743)	(20.0)
Other expense	6,538	4,148	2,390	57.6
Total noninterest expense	$54,882	$53,394	$1,488	2.8%
Efficiency ratio	47.8%	48.0%
(dollars in thousands)

	Three Months Ended June 30, 2022
(dollars in thousands)	2022	2021	Dollar Change	Percent Change
Salaries and employee benefits	$14,798	$15,762	$(964)	(6.1)%
Net occupancy expense	1,688	1,427	261	18.3
Equipment costs	1,459	1,318	141	10.7
Data processing fees and supplies	3,203	3,204	(1)	0.0
Corporate and business development	1,433	699	734	105.0
FDIC insurance and other regulatory fees	619	495	124	25.1
Professional fees	1,414	1,839	(425)	(23.1)
Other expense	3,299	1,904	1,395	73.3
Total noninterest expense	$27,913	$26,648	$1,265	4.7%
Efficiency ratio	47.2%	48.5%

The Company's noninterest expense increased $1.5 million, or 2.8%, to $54.9 million for the six months ended June 30, 2022, from $53.4 million for the six months ended June 30, 2021. The increase was due primarily due to an increase in other expense of $2.4 million, or 57.6%, driven by accruals for ongoing legal matters, offset by decreases in salaries and benefits of $957,000 and reduced professional fees of $743,000, or 20.0%.
The Company's noninterest expense increased by $1.3 million, or 4.7%, to $27.9 million in the second quarter of 2022, compared to $26.6 million in the second quarter of 2021. Other expense increased $1.4 million driven by accruals for ongoing legal matters. In addition, corporate and business development expenses increased $734,000, or 105.0%, and net occupancy expense increased $261,000, or 18.3%. The increase in corporate and business development expenses was primarily a result of increased sponsorships and contributions, including $150,000 given in $10,000 increments to the fifteen community foundations in our market footprint in recognition of Lake City Bank's 150th anniversary. In addition, corporate and business development expense reflects higher advertising costs and increased client development expense. The increase to net occupancy expense was caused by budgeted repairs to company facilities. Salaries and employee benefits decreased by $964,000, or 6.1%, and professional fees decreased $425,000, or 23.1%. The decrease to salary and benefits was driven by reduced deferred compensation expense, which is tied to equity market performance of the underlying funds which are directed by the plan participants, and the reduction in professional fees was a result of reduced legal expenses during the second quarter of 2022.
The Company's efficiency ratio was 47.8% for the six months ended June 30, 2022 compared to 48.0% for the first six months of 2021. The Company's efficiency ratio was 47.2% for the second quarter of 2022 and 48.5% for the second quarter of 2021.
As previously disclosed, in the third quarter of 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which are pending in the United States Bankruptcy Court for the Western District of Michigan. On April 27, 2021, the bankruptcy court entered an order approving an amended plan of liquidation, which was filed by the former client, other debtors and bankruptcy plan proponents, and approving the consolidation of the assets in the aforementioned cases under the Khan IOI Consolidated Estate Trust. On August 9, 2021, the liquidating trustee for the bankruptcy estates filed a complaint against the Bank and the Company, and has agreed to stay prosecution of the action through August 31, 2022. The action is focused on a series of business transactions among the client, related entities, and the Bank, which the liquidating trustee alleges are voidable under applicable federal bankruptcy and state law. The complaint also addresses treatment of the Bank’s claims filed in the bankruptcy cases. Based on current information, we have determined that a material loss is neither probable nor estimable at this time, and the Bank and the Company intend to vigorously defend themselves against all allegations asserted in the complaint.
The Company's income tax expense decreased $612,000, or 5.7%, in the six months ended June 30, 2022 compared to the same period in 2021. The effective tax rate was 17.0% in the six months ended June 30, 2022, compared to 18.5% for the comparable period of 2021. The year-to-date effective tax rate for 2022 decreased as compared to the prior year primarily due to a higher percentage of income being derived from tax-advantaged sources as well as a larger tax benefit from stock-based compensation payments.
FINANCIAL CONDITION
Overview
Total assets of the Company were $6.265 billion as of June 30, 2022, a decrease of $292.2 million, when compared to $6.557 billion as of December 31, 2021. This decrease was primarily due to a $513.7 million decrease in cash and cash equivalents, offset by increases in loans net of the allowance for credit losses of $137.1 million, other assets of $58.4 million and secruities of $29.4 million. Loans excluding PPP loans increased by $157.8 million, or 3.7%, from $4.262 billion at December 31, 2021 to $4.419 billion at June 30, 2022. Total deposits decreased $113.8 million, or 2.0%. The decrease in deposits was primarily driven by contraction in retail and commercial deposits, which declined $117.5 million and $169.9 million, respectively. Public funds deposits increased by $173.5 million since year end. Core deposits were $5.612 billion as of June 30, 2022 compared to $5.725 billion as of December 31, 2021.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents decreased by $513.7 million, or 75.2%, to $169.5 million at June 30, 2022, from $683.2 million at December 31, 2021. The decrease in cash and cash equivalents at June 30, 2022 reflects an additional deployment of $250 million in funds to the available-for-sale investment securities portfolio, funding of loan growth of $157.8 million, and repayment of an FHLB advance of $75.0 million. Cash and cash equivalents include short-term investments. Short-term investments include cash on deposit that earns interest such as excess liquidity maintained at the Federal Reserve Bank. Cash and cash equivalents balances will vary depending on the cyclical nature of the bank’s liquidity position.

Investment Portfolio
The Company elected to transfer $151.4 million in net book value of municipal bonds from the available-for-sale securities portfolio to held-to-maturity on April 1, 2022 as an overall balance sheet management strategy. The fair value of securities transferred was $127.0 million. The amortized cost and the fair value of securities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S Treasury securities	$2,249	$2,234	$900	$900
U.S government sponsored agencies	161,587	142,261	145,858	143,452
Mortgage-backed securities: residential	619,651	558,122	487,157	486,676
Mortgage-backed securities: commercial	0	0	522	523
State and municipal securities	692,698	597,963	742,532	767,007
Total Available-for-Sale	$1,476,185	$1,300,580	$1,376,969	$1,398,558

Held-to-maturity
State and municipal securities	$127,411	$113,350	$0	$0
Total Held-to-Maturity	$127,411	$113,350	$0	$0
Total Investment Portfolio	$1,603,596	$1,413,930	$1,376,969	$1,398,558
At June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the available-for-sale investment securities portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
Purchases of securities available-for-sale totaled $313.9 million in the first six months of 2022. The purchases consisted of U.S. Treasury securities, securities issued by government sponsored entities, mortgage-backed securities issued by government sponsored entities and state and municipal securities. The investment security purchases reflect the deployment of excess liquidity to the available-for-sale investment securities portfolio. Investment securities represented 22.8% of total assets on June 30, 2022 compared to 21.3% of total assets on December 31, 2021. The Company paused additions to the investment securities portfolio at the end of the second quarter as excess liquidity on the balance sheet was reduced by loan growth and deposit outflows during the quarter. Management expects to use cash flows from the investment securities portfolio to help fund loan growth and for the investment securities portfolio to represent a lower percent of total assets over time. Paydowns from prepayments and scheduled payments of $53.9 million were received in the first six months of 2022, and the amortization of premiums, net of the accretion of discounts, was $3.2 million. Maturities and calls of securities totaled $5.7 million in the first six months of 2022. There were no sales of available-for-sale investment securities in the first six months of 2022. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securites in the first six months of 2022.
The fair value of the investment securities portfolio as of June 30, 2022 included an unrealized losses of $175.6 million compared to unrealized gains of $21.6 million as of December 31, 2021. Unrealized losses in the investment securities portfolio resulted from rising interest rates during the first six months of 2022.

The investment portfolio is managed by a third-party firm to provide for an appropriate balance between liquidity, credit risk, interest rate risk management and investment return and to limit the Company’s exposure to credit risk in the investment securities portfolio to a minimal level. The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds under what is commonly referred to as the “Volcker Rule” of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale decreased by $4.8 million, or 64.6%, to $2.6 million at June 30, 2022, from $7.5 million at December 31, 2021. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $28.4 million in the first six months of 2022 compared to $71.0 million in the first six months of 2021. Management expects the volume of loans originated for sale in the secondary market to decline as compared to volumes originated in 2021 due to the rise in mortgage interest rates that have occurred during the first half of 2022. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $379.8 million and $375.4 million as of June 30, 2022 and December 31, 2021, respectively.
Loan Portfolio
The loan portfolio by portfolio segment as of June 30, 2022 and December 31, 2021 is summarized as follows:

(dollars in thousands)	June 30, 2022		December 31, 2021		Current Period Change
Commercial and industrial loans	$1,529,792	34.6%	$1,389,469	32.4%	$140,323
Commercial real estate and multi-family residential loans	1,954,167	44.1	1,954,846	45.6	(679)
Agri-business and agricultural loans	387,902	8.8	445,825	10.4	(57,923)
Other commercial loans	93,157	2.1	73,490	1.7	19,667
Consumer 1-4 family mortgage loans	373,512	8.4	344,720	8.0	28,792
Other consumer loans	88,683	2.0	82,755	1.9	5,928
Subtotal, gross loans	4,427,213	100.0%	4,291,105	100.0%	136,108
Less: Allowance for credit losses	(67,523)		(67,773)		250
Net deferred loan fees	(2,514)		(3,264)		750
Loans, net	$4,357,176		$4,220,068		$137,108
Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $136.1 million to $4.427 billion at June 30, 2022 from $4.291 billion at December 31, 2021. The increase was primarily driven by originations of loans concentrated in the commercial and industrial categories and was offset by seasonal paydowns in the agri-business and agricultural loans segments and forgiveness of outstanding PPP loans. Total loans excluding PPP loans increased by $157.8 million, as of June 30, 2022 as compared to December 31, 2021.

The following table summarizes the Company’s non-performing assets as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans including nonaccrual troubled debt restructured loans (1)	$12,494	$14,973
Loans past due over 90 days and still accruing	105	117
Total nonperforming loans	12,599	15,090
Other real estate owned	196	196
Repossessions	0	0
Total nonperforming assets	$12,795	$15,286

Individually analyzed loans including troubled debt restructurings (1)	$19,986	$25,581

Nonperforming loans to total loans	0.28%	0.35%
Nonperforming assets to total assets	0.20%	0.23%

Performing troubled debt restructured loans (1)	$0	$5,121
Nonperforming troubled debt restructured loans (included in nonaccrual loans) (1)	0	6,218
Total troubled debt restructured loans (1)	$0	$11,339
(1) On April 1, 2022, the Company adopted certain aspects of ASU 2022-02, whereby the Company no longer recognizes or accounts for TDRs. Adoption of this standard was retrospective to January 1, 2022.
Total nonperforming assets decreased by $2.5 million, or 16.3%, to $12.8 million during the six month period ended June 30, 2022. The ratio of nonperforming assets to total assets at June 30, 2022 decreased from 0.23% at December 31, 2021 to 0.20% at June 30, 2022.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans decreased by $5.6 million to $20.0 million at June 30, 2022 from $25.6 million at December 31, 2021.
Loans are charged against the allowance for credit losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb current expected credit losses relating to specifically identified loans based on an evaluation of the loans by management, as well as other current expected losses in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. General allowance is determined after considering the following factors: application of loss percentages using a probability of default/loss given default approach subject to a floor, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans: Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention applies to loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s policy is to establish a specific allowance for credit losses for any assets where management has identified conditions or circumstances that indicate an asset is nonperforming. If an asset or portion, thereof is classified as a loss, the Company’s policy is to either establish specified allowances for credit losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount.
At June 30, 2022, the allowance for credit losses was 1.53% of total loans outstanding, versus 1.58% of total loans outstanding at December 31, 2021. At June 30, 2022, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.

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
As of June 30, 2022, based on management’s review of the loan portfolio, the Company had 57 credit relationships totaling $192.1 million on the classified loan list versus 81 credit relationships totaling $234.5 million on December 31, 2021. The decrease in classified loans for the first six months of 2022 resulted primarily from paydowns and borrower risk rating upgrades to previously classified loans on the non-individually analyzed portion of the watchlist. As of June 30, 2022, the Company had $149.8 million of assets classified as Special Mention, $42.3 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $176.6 million, $57.9 million, $0 and $0, respectively, at December 31, 2021.
Allowance estimates are developed by management after taking into account actual loss experience adjusted for current economic conditions and a reasonably supportable forecast period. The Company has annual discussions regarding this methodology with regulatory authorities. Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio based upon loan segment. In accordance with CECL accounting guidance, the allowance is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. For a more thorough discussion of the allowance for credit losses methodology see the Critical Accounting Policies section of this Item 2.
The allowance for credit losses decreased $250,000, from $67.8 million at December 31, 2021 to $67.5 million at June 30, 2022. Most of the Company’s recent loan growth has been concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining credit loss allocations.
Sources of Funds
The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the six months ended June 30, 2022 and 2021 are summarized in the following table:

	Six months ended June 30,
	2022		2021
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,895,333	0.00%	$1,600,052	0.00%
Savings and transaction accounts:
Savings deposits	416,755	0.08	344,859	0.08
Interest bearing demand deposits	2,676,528	0.43	2,306,026	0.28
Time deposits:		.
Deposits of $100,000 or more	617,824	0.49	767,324	0.94
Other time deposits	193,873	0.68	229,617	1.05
Total deposits	$5,800,313	0.28%	$5,247,878	0.31%
FHLB advances and other borrowings	64,654	0.40	75,754	0.41
Total funding sources	$5,864,967	0.28%	$5,323,632	0.31%
    Deposits and Borrowings
As of June 30, 2022, total deposits decreased by $113.8 million, or 2.0%, from December 31, 2021. Core deposits decreased by $113.8 million to $5.612 billion as of June 30, 2022 from $5.725 billion as of December 31, 2021. Total brokered deposits were $10.0 million at June 30, 2022 compared to $10.0 million at December 31, 2021 reflecting a $5,000 increase during the first six months of 2022.
Since December 31, 2021, the change in core deposits was comprised of increases in public funds deposits of $173.5 million, and decreases of commercial deposits of $169.9 million, and retail deposits of $117.5 million. Total public funds deposits, including public funds transaction accounts, were $1.458 billion at June 30, 2022 and $1.285 billion at December 31, 2021.
The following table summarizes deposit composition at June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021	Current Period Change
Retail	$2,061,051	$2,178,534	$(117,483)
Commercial	2,092,346	2,262,229	(169,883)
Public funds	1,458,179	1,284,641	173,538
Core deposits	$5,611,576	$5,725,404	$(113,828)
Brokered deposits	10,008	10,003	5
Total deposits	$5,621,584	$5,735,407	$(113,823)
During the three months ended June 30, 2022, the Company repaid a $75.0 million putable advance with the FHLB. The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily used for loan and investment securities growth.
Capital
As of June 30, 2022, total stockholders’ equity was $562.1 million, a decrease of $142.8 million, or 20.3%, from $704.9 million at December 31, 2021. Net income of $49.3 million increased equity. Offsetting the increase to stockholders’ equity was a decrease of $174.6 million in accumulated other comprehensive income (loss), which was primarily driven by a net decrease in the fair value of available-for-sale securities. Dividends declared and paid of $0.80 per share, or $20.4 million, also contributed the decrease to total stockholders equity.
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of June 30, 2022, the Company's capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of June 30, 2022 and December 31, 2021, are presented in the table below. Capital ratios for June 30, 2022 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Total Capital (to Risk Weighted Assets)
Consolidated	$780,031	15.15%	$411,935	8.00%	$540,664	N/A	N/A	N/A
Bank	$759,555	14.88%	$408,286	8.00%	$535,876	10.50%	$510,358	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$715,537	13.90%	$308,951	6.00%	$437,680	N/A	N/A	N/A
Bank	$695,625	13.63%	$306,215	6.00%	$433,804	8.50%	$408,286	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$715,537	13.90%	$231,713	4.50%	$360,443	N/A	N/A	N/A
Bank	$695,625	13.63%	$229,661	4.50%	$357,251	7.00%	$331,733	6.50%
Tier I Capital (to Average Assets)
Consolidated	$715,537	10.83%	$264,382	4.00%	$264,382	N/A	N/A	N/A
Bank	$695,625	10.58%	$263,088	4.00%	$263,088	4.00%	$328,860	5.00%

As of December 31, 2021:
Total Capital (to Risk Weighted Assets)
Consolidated	$744,421	15.35%	$388,020	8.00%	$509,276	N/A	N/A	N/A
Bank	$726,091	15.01%	$387,118	8.00%	$508,093	10.50%	$483,898	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$683,754	14.10%	$291,015	6.00%	$412,271	N/A	N/A	N/A
Bank	$665,424	13.75%	$290,339	6.00%	$411,313	8.50%	$387,118	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$683,754	14.10%	$218,261	4.50%	$339,518	N/A	N/A	N/A
Bank	$665,424	13.75%	$217,754	4.50%	$338,729	7.00%	$314,534	6.50%
Tier I Capital (to Average Assets)
Consolidated	$683,754	10.73%	$254,898	4.00%	$254,898	N/A	N/A	N/A
Bank	$665,424	10.46%	$254,425	4.00%	$254,425	4.00%	$318,030	5.00%

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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:
•the effects of future economic, business and market conditions and changes, including prevailing interest rates, the rate of inflation and the effects of the COVID-19 pandemic;
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2022. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but do not necessarily indicate the effect on future net interest income. The Company, through the Bank's Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model. The current balance sheet structure is considered to be within acceptable risk levels.
Interest rate scenarios for the base, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at June 30, 2022. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$214,633	$200,921	$208,102	$211,682	$216,600	$218,562	$222,418	$230,036	$237,695
Variance from Base		$(13,712)	$(6,531)	$(2,951)	$1,967	$3,929	$7,785	$15,403	$23,062
Percent of change from Base		(6.39)%	(3.04)%	(1.37)%	0.92%	1.83%	3.63%	7.18%	10.74%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2022, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ISSUER PURCHASES OF EQUITY SECURITIES
On April 13, 2021, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2023, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended June 30, 2022.
The following table provides information as of June 30, 2022 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30	0	$0	0	$19,998,273
May 1 - 31	987	73.75	0	19,998,273
June 1 - 30	0	0	0	19,998,273
Total	987	$73.75	0	$19,998,273

(a)The shares purchased during May were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with past practice.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2022 and June 30, 2021; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and June 30, 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and June 30, 2021; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 3, 2022	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: August 3, 2022	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 3, 2022	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)