Form 10-Q
period 2022-09-30
LAKELAND FINANCIAL CORP
filed 2022-10-26
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at October 20, 2022:  25,350,134

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$76,498	$51,830
Short-term investments	128,304	631,410
Total cash and cash equivalents	204,802	683,240

Securities available-for-sale, at fair value	1,192,186	1,398,558
Securities held-to-maturity, at amortized cost (fair value of $103,326 and $0, respectively)	127,820	0
Real estate mortgage loans held-for-sale	1,097	7,470
Loans, net of allowance for credit losses of $67,239 and $67,773	4,422,596	4,220,068
Land, premises and equipment, net	58,486	59,309
Bank owned life insurance	97,702	97,652
Federal Reserve and Federal Home Loan Bank stock	12,840	13,772
Accrued interest receivable	22,822	17,674
Goodwill	4,970	4,970
Other assets	143,085	54,610
Total assets	$6,288,406	$6,557,323

LIABILITIES
Noninterest bearing deposits	$1,832,328	$1,895,481
Interest bearing deposits	3,831,805	3,839,926
Total deposits	5,664,133	5,735,407

Borrowings - Federal Home Loan Bank advances	0	75,000
Accrued interest payable	2,200	2,619
Other liabilities	102,853	39,391
Total liabilities	5,769,186	5,852,417

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,825,127 shares issued and 25,350,134 outstanding as of September 30, 2022
25,777,609 shares issued and 25,300,793 outstanding as of December 31, 2021	125,832	120,615
Retained earnings	630,337	583,134
Accumulated other comprehensive income (loss)	(221,729)	16,093
Treasury stock at cost (474,993 shares as of September 30, 2022, 476,816 shares as of December 31, 2021)	(15,309)	(15,025)
Total stockholders’ equity	519,131	704,817
Noncontrolling interest	89	89
Total equity	519,220	704,906
Total liabilities and equity	$6,288,406	$6,557,323

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INTEREST INCOME
Interest and fees on loans
Taxable	$52,707	$43,025	$136,580	$128,828
Tax exempt	462	119	911	324
Interest and dividends on securities
Taxable	3,608	2,470	10,613	6,482
Tax exempt	5,009	3,556	14,609	8,915
Other interest income	772	125	1,501	348
Total interest income	62,558	49,295	164,214	144,897

Interest on deposits	10,066	3,479	18,037	11,587
Interest on borrowings
Short-term	0	0	0	7
Long-term	0	75	127	222
Total interest expense	10,066	3,554	18,164	11,816

NET INTEREST INCOME	52,492	45,741	146,050	133,081

Provision for credit losses	0	1,300	417	1,077

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	52,492	44,441	145,633	132,004

NONINTEREST INCOME
Wealth advisory fees	2,059	2,177	6,550	6,433
Investment brokerage fees	651	521	1,711	1,560
Service charges on deposit accounts	2,990	2,756	8,681	7,768
Loan and service fees	3,047	3,005	9,131	8,823
Merchant card fee income	941	838	2,660	2,226
Bank owned life insurance income (loss)	54	640	(212)	2,101
Interest rate swap fee income	88	180	492	934
Mortgage banking income (loss)	(89)	(32)	771	1,756
Net securities gains	0	0	0	797
Other income	423	1,029	1,559	2,613
Total noninterest income	10,164	11,114	31,343	35,011

NONINTEREST EXPENSE
Salaries and employee benefits	14,650	14,230	43,840	44,377
Net occupancy expense	1,476	1,413	4,793	4,343
Equipment costs	1,380	1,371	4,250	4,134
Data processing fees and supplies	3,226	3,169	9,510	9,692
Corporate and business development	1,426	1,000	4,078	3,208
FDIC insurance and other regulatory fees	458	748	1,516	1,707
Professional fees	1,554	1,342	4,527	5,058
Other expense	3,724	2,694	10,262	6,842
Total noninterest expense	27,894	25,967	82,776	79,361

INCOME BEFORE INCOME TAX EXPENSE	34,762	29,588	94,200	87,654
Income tax expense	6,237	5,469	16,360	16,204
NET INCOME	$28,525	$24,119	$77,840	$71,450

BASIC WEIGHTED AVERAGE COMMON SHARES	25,533,832	25,479,654	25,525,734	25,472,185

BASIC EARNINGS PER COMMON SHARE	$1.12	$0.95	$3.05	$2.81

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,734,613	25,635,288	25,710,088	25,608,655

DILUTED EARNINGS PER COMMON SHARE	$1.11	$0.94	$3.03	$2.79

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited - dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$28,525	$24,119	$77,840	$71,450
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(80,532)	(14,411)	(302,137)	(20,656)
Reclassification adjust for amortization of unrealized losses on securities transferred to held-to-maturity	504	0	995	0
Reclassification adjustment for gains included in net income	0	0	0	(797)
Net securities gain (loss) activity during the period	(80,028)	(14,411)	(301,142)	(21,453)
Tax effect	16,806	3,026	63,239	4,505
Net of tax amount	(63,222)	(11,385)	(237,903)	(16,948)
Defined benefit pension plans:
Amortization of net actuarial loss	36	61	108	181
Net gain activity during the period	36	61	108	181
Tax effect	(9)	(15)	(27)	(45)
Net of tax amount	27	46	81	136
Total other comprehensive income (loss), net of tax	(63,195)	(11,339)	(237,822)	(16,812)
Comprehensive income (loss)	$(34,670)	$12,780	$(159,982)	$54,638

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at July 1, 2021	25,289,966	$117,796	$552,063	$22,271	$(14,748)	$677,382	$89	$677,471
Comprehensive income:
Net income			24,119			24,119		24,119
Other comprehensive income (loss), net of tax				(11,339)		(11,339)		(11,339)
Cash dividends declared and paid, $0.34 per share			(8,664)			(8,664)		(8,664)
Treasury shares purchased under deferred directors' plan	(3,383)	214			(214)	0		0
Treasury shares sold and distributed under deferred directors' plan	0	0			0	0		0
Stock activity under equity compensation plans	12,595	(170)				(170)		(170)
Stock based compensation expense		1,785				1,785		1,785
Balance at September 30, 2021	25,299,178	$119,625	$567,518	$10,932	$(14,962)	$683,113	$89	$683,202

Balance at July 1, 2022	25,345,162	$123,571	$612,026	$(158,534)	$(15,089)	$561,974	$89	$562,063
Comprehensive loss:
Net income			28,525			28,525		28,525
Other comprehensive income (loss), net of tax				(63,195)		(63,195)		(63,195)
Cash dividends declared and paid, $0.40 per share			(10,214)			(10,214)		(10,214)
Treasury shares purchased under deferred directors' plan	(3,158)	220			(220)	0		0
Treasury shares sold and distributed under deferred directors' plan	0	0			0	0		0
Stock activity under equity compensation plans	8,130	(52)				(52)		(52)
Stock based compensation expense		2,093				2,093		2,093
Balance at September 30, 2022	25,350,134	$125,832	$630,337	$(221,729)	$(15,309)	$519,131	$89	$519,220

	Nine Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2021	25,239,748	$114,927	$529,005	$27,744	$(14,581)	$657,095	$89	$657,184
Adoption of ASU 2016-13			(6,951)			(6,951)		(6,951)
Comprehensive income:
Net income			71,450			71,450		71,450
Other comprehensive income (loss), net of tax				(16,812)		(16,812)		(16,812)
Cash dividends declared and paid, $1.02 per share			(25,986)			(25,986)		(25,986)
Treasury shares purchased under deferred directors' plan	(7,959)	496			(496)	0		0
Treasury shares sold and distributed under deferred directors' plan	5,664	(115)			115	0		0
Stock activity under equity compensation plans	61,725	(1,818)				(1,818)		(1,818)
Stock based compensation expense		6,135				6,135		6,135
Balance at September 30, 2021	25,299,178	$119,625	$567,518	$10,932	$(14,962)	$683,113	$89	$683,202

Balance at January 1, 2022	25,300,793	120,615	583,134	16,093	(15,025)	$704,817	$89	$704,906
Comprehensive loss:
Net income			77,840			77,840		77,840
Other comprehensive income (loss), net of tax				(237,822)		(237,822)		(237,822)
Cash dividends declared and paid, $1.20 per share			(30,637)			(30,637)		(30,637)
Treasury shares purchased under deferred directors' plan	(6,732)	505			(505)	0		0
Treasury shares sold and distributed under deferred directors' plan	8,555	(221)			221	0		0
Stock activity under equity compensation plans	47,518	(1,780)				(1,780)		(1,780)
Stock based compensation expense		6,713				6,713		6,713
Balance at September 30, 2022	25,350,134	$125,832	$630,337	$(221,729)	$(15,309)	$519,131	$89	$519,220

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Nine Months Ended September 30,	2022	2021
Cash flows from operating activities:
Net income	$77,840	$71,450
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,494	4,555
Provision for credit losses	417	1,077
Gain on sale and write down of other real estate owned	0	(53)
Amortization of loan servicing rights	583	1,697
Net change in loan servicing rights valuation allowance	(708)	(197)
Loans originated for sale, including participations	(27,273)	(92,728)
Net gain on sales of loans	(958)	(3,609)
Proceeds from sale of loans, including participations	34,299	98,655
Net loss on sales of premises and equipment	3	4
Net gain on sales and calls of securities available-for-sale	0	(797)
Net securities amortization	4,817	3,457
Stock based compensation expense	6,713	6,135
Losses (earnings) on life insurance	212	(2,101)
Gain on life insurance	0	(404)
Tax benefit of stock award issuances	(514)	(266)
Net change:
Interest receivable and other assets	(2,782)	(2,090)
Interest payable and other liabilities	37,707	1,081
Total adjustments	57,010	14,416
Net cash from operating activities	134,850	85,866

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	0	13,964
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	86,001	102,399
Proceeds from maturities, calls and principal paydowns of securities held-to-maturity	5	0
Purchases of securities available-for-sale	(313,905)	(640,364)
Purchase of life insurance	(727)	(648)
Net (increase) decrease in total loans	(202,945)	410,323
Proceeds from sales of land, premises and equipment	4	6
Purchases of land, premises and equipment	(3,678)	(5,265)
Proceeds from redemption of Federal Home Loan Bank stock	932	0
Proceeds from sales of other real estate	0	946
Proceeds from life insurance	0	931
Net cash from investing activities	(434,313)	(117,708)

Cash flows from financing activities:
Net increase (decrease) in total deposits	(71,274)	377,833
Net increase (decrease) in short-term borrowings	0	(10,500)
Payments on long-term FHLB borrowings	(75,000)	0
Common dividends paid	(30,624)	(25,973)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(1,780)	(1,818)
Purchase of treasury stock	(505)	(496)
Sale of treasury stock	221	115
Net cash from financing activities	(178,975)	339,148
Net change in cash and cash equivalents	(478,438)	307,306
Cash and cash equivalents at beginning of the period	683,240	249,927
Cash and cash equivalents at end of the period	204,802	557,233
Cash paid during the period for:
Interest	$18,583	$14,859
Income taxes	13,780	20,637
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	0	893
Securities purchases payable	0	4,982
Right-of-use assets obtained in exchange for lease liabilities	1,612	0

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2022. The Company’s 2021 Annual Report on Form 10-K should be read in conjunction with these statements.
Newly Issued Accounting Standards
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
The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. The Company is working to transition LIBOR-based loans to an alternative reference rate on or before June 30, 2023. The guidance under ASC 848 will be available for a limited time, generally through December 31, 2024. The Company adopted the LIBOR transition relief allowed under this standard, and does not expect final adoption to have a material impact on the consolidated financial statements.
On March 28, 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (ASC 815): Fair Value Hedging - Portfolio Layer Method." ASC 815 currently permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in this update allow nonprepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonpreapayble financial assets, thereby allowing consistent accounting for similar hedges. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
On March 31, 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures." The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year, is permitted. The Company elected to early adopt the provisions of the ASU related to modifications during the second quarter of 2022, with retrospective application to January 1, 2022. Adoption of this portion of the standard did not have a material impact on the consolidated financial statements. The Company is currently assessing the impact of vintage disclosure provisions of ASU 2022-02 on its disclosures; however, the Company does not expect the adoption of this portion of the standard to have a material impact on the consolidated financial statements.
Newly Proposed Accounting Standards
On August 22, 2022, the FASB issued a proposed ASU, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)." The amendments in this proposed update would permit reporting entities to account for their tax equity investments, regardless of the program from which the tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). A reporting entity would make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than to apply the proportional amortization method at the reporting entity level or to individual investments. The proposal would require specific disclosures for all tax equity investments in a program to which an entity has elected to apply the proportional amortization method. The amendments in the proposed update are proposed to be applied on either a modified prospective or a retrospective basis. The proposed ASU does not yet include an effective date. The Company plans to assess the impact of the proposed amendments on the consolidated financial statements once final guidance is issued.
On October 6, 2022, the FASB issued a proposed ASU, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this proposed update would improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. Significant expense categories and amounts subject to disclosure would be derived from expenses that are (1) regularly reported to an entity's chief operating decision-maker (CODM) and (2) included in a segment's reported measure of profit or loss. Public entities would also be required to disclose an amount for other segment items by reportable segment and a description of composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendment would also require all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 to be disclosed in interim periods. Additionally, the proposed amendments would also require the disclosure of the name and title of the CODM. The amendments in the proposed update are proposed to be applied retrospectively. The proposed ASU does not yet include an effective date. The Company plans to assess the impact of the proposed amendments on the consolidated financial statements once final guidance is issued.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2022
U.S. Treasury securities	$1,994	$0	$(26)	$0	$1,968
U.S. government sponsored agencies	159,169	0	(27,914)	0	131,255
Mortgage-backed securities: residential	597,258	80	(92,582)	0	504,756
State and municipal securities	689,902	10	(135,705)	0	554,207
Total	$1,448,323	$90	$(256,227)	$0	$1,192,186

December 31, 2021
U.S. Treasury securities	$900	$0	$0	$0	$900
U.S. government sponsored agencies	145,858	39	(2,445)	0	143,452
Mortgage-backed securities: residential	487,157	4,455	(4,936)	0	486,676
Mortgage-backed securities: commercial	522	1	0	0	523
State and municipal securities	742,532	25,749	(1,274)	0	767,007
Total	$1,376,969	$30,244	$(8,655)	$0	$1,398,558
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2022
State and municipal securities	$127,820	$0	$(24,494)	$0	$103,326
On April 1, 2022, the Company elected to transfer securities from available-for-sale to held-to-maturity due to overall balance sheet management strategy. The fair value of securities transferred was $127.0 million from available-for-sale to held-to-maturity. The unrealized loss on the securities transferred from available-for-sale to held-to-maturity was $24.4 million ($19.3 million, net of tax) based on the fair value of the securities on the transfer date. The Company has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income (loss) at the time of the transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. There were no securities transferred from available-for-sale to held-to-maturity during the nine months ended September 30, 2021 and there were no securities classified as held-to-maturity at December 31, 2021.

Information regarding the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by maturity as of September 30, 2022 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,233	$2,213	$0	$0
Due after one year through five years	8,401	8,324	0	0
Due after five years through ten years	67,060	62,754	0	0
Due after ten years	773,371	614,139	127,820	103,326
	851,065	687,430	127,820	103,326
Mortgage-backed securities	597,258	504,756	0	0
Total debt securities	$1,448,323	$1,192,186	$127,820	$103,326
    Available-for-sale securities proceeds, gross gains and gross losses are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Sales of securities available-for-sale
Proceeds	$0	$0	$0	$13,964
Gross gains	0	0	0	797
Gross losses	0	0	0	0
Number of securities	0	0	0	8
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
Securities with fair values of $239.5 million and $300.8 million were pledged as of September 30, 2022 and December 31, 2021, respectively, as collateral for borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of September 30, 2022 and December 31, 2021 is presented on the following page. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
U.S. Treasury securities	$1,968	$26	$0	$0	$1,968	$26
U.S. government sponsored agencies	47,754	9,295	83,501	18,619	131,255	27,914
Mortgage-backed securities: residential	336,939	52,248	164,085	40,334	501,024	92,582
State and municipal securities	501,538	117,485	44,476	18,220	546,014	135,705
Total available-for-sale	$888,199	$179,054	$292,062	$77,173	$1,180,261	$256,227

December 31, 2021
U.S. government sponsored agencies	$85,968	$1,364	$28,676	$1,081	$114,644	$2,445
Mortgage-backed securities: residential	272,264	4,076	22,792	860	295,056	4,936
State and municipal securities	138,659	1,274	0	0	138,659	1,274
Total available-for-sale	$496,891	$6,714	$51,468	$1,941	$548,359	$8,655
Information regarding held-to-maturity securities with unrealized losses as of September 30, 2022 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more. No investment securities were designated as held-to-maturity at December 31, 2021.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
State and municipal securities	$103,326	$(24,494)	$0	$0	$103,326	$(24,494)
The total number of securities with unrealized losses as of September 30, 2022 and December 31, 2021 is presented below.

	Available-for-sale			Held-to-maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
September 30, 2022
U.S. Treasury securities	5	0	5	0	0	0
U.S. government sponsored agencies	5	12	17	0	0	0
Mortgage-backed securities: residential	114	24	138	0	0	0
State and municipal securities	507	54	561	41	0	41
Total temporarily impaired	631	90	721	41	0	41

December 31, 2021
U.S. government sponsored agencies	8	5	13	0	0	0
Mortgage-backed securities: residential	29	3	32	0	0	0
State and municipal securities	80	0	80	0	0	0
Total temporarily impaired	117	8	125	0	0	0
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the consolidated income statement. For available-for-sale debt securities that do not meet the above criteria and for held-to-maturity securities, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. For available-for-sale debt securities, any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes.
No allowance for credit losses for available-for-sale debt securities was recorded at September 30, 2022 or December 31, 2021. No allowance for credit losses for held-to-maturity debt securities was recorded at September 30, 2022. Accrued interest receivable on securities totaled $8.8 million and $7.4 million at September 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses.
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

NOTE 3. LOANS

(dollars in thousands)	September 30, 2022		December 31, 2021
Commercial and industrial loans:
Working capital lines of credit loans	$684,281	15.2%	$652,861	15.2%
Non-working capital loans	827,014	18.4	736,608	17.2
Total commercial and industrial loans	1,511,295	33.6	1,389,469	32.4

Commercial real estate and multi-family residential loans:
Construction and land development loans	468,288	10.4	379,813	8.9
Owner occupied loans	741,293	16.5	739,371	17.2
Nonowner occupied loans	655,975	14.6	588,458	13.7
Multifamily loans	191,212	4.3	247,204	5.8
Total commercial real estate and multi-family residential loans	2,056,768	45.8	1,954,846	45.6

Agri-business and agricultural loans:
Loans secured by farmland	165,328	3.7	206,331	4.8
Loans for agricultural production	176,738	3.9	239,494	5.6
Total agri-business and agricultural loans	342,066	7.6	445,825	10.4

Other commercial loans:	100,831	2.2	73,490	1.7
Total commercial loans	4,010,960	89.2	3,863,630	90.1

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	196,077	4.4	176,561	4.1
Open end and junior lien loans	173,419	3.9	156,238	3.6
Residential construction and land development loans	18,775	0.4	11,921	0.3
Total consumer 1-4 family mortgage loans	388,271	8.7	344,720	8.0

Other consumer loans	93,026	2.1	82,755	1.9
Total consumer loans	481,297	10.8	427,475	9.9
Subtotal	4,492,257	100.0%	4,291,105	100.0%
Less: Allowance for credit losses	(67,239)		(67,773)
Net deferred loan fees	(2,422)		(3,264)
Loans, net	$4,422,596		$4,220,068
The recorded investment in loans does not include accrued interest, which totaled $13.6 million and $10.0 million at September 30, 2022 and December 31, 2021, respectively.
The Company had $180,000 and $350,000 in residential real estate loans in the process of foreclosure as of September 30, 2022 and December 31, 2021, respectively.
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
Due to the imprecise nature of estimating the allowance for credit losses, the Company’s allowance for credit losses includes an unallocated component. The unallocated component of the allowance for credit losses incorporates the Company’s judgmental determination of potential expected losses that may not be fully reflected in other allocations. As a practical expedient, the Company has elected to disclose accrued interest separately from loan principal balances on the consolidated balance sheet. Additionally, when a loan is placed on non-accrual, interest payments are reversed through interest income.
For off balance sheet credit exposures outlined in the ASU at 326-20-30-11, it is the Company’s position that nearly all of the unfunded amounts on lines of credit are unconditionally cancellable, and therefore not subject to having a liability recorded.

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods ended:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended September 30, 2022
Beginning balance, July 1	$31,195	$26,448	$4,753	$713	$2,674	$1,093	$647	$67,523
Provision for credit losses	1,357	(678)	(547)	16	(197)	71	(22)	0
Loans charged-off	(222)	0	0	0	(20)	(131)	0	(373)
Recoveries	18	25	0	0	3	43	0	89
Net loans (charged-off) recovered	(204)	25	0	0	(17)	(88)	0	(284)
Ending balance	$32,348	$25,795	$4,206	$729	$2,460	$1,076	$625	$67,239

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended September 30, 2021
Beginning balance, July 1	$33,130	$28,291	$3,930	$1,298	$3,165	$1,393	$506	$71,713
Provision for credit losses	3,507	(1,545)	(244)	89	(265)	(116)	(126)	1,300
Loans charged-off	(5)	0	0	0	(13)	(72)	0	(90)
Recoveries	44	0	0	0	14	67	0	125
Net loans (charged-off) recovered	39	0	0	0	1	(5)	0	35
Ending balance	$36,676	$26,746	$3,686	$1,387	$2,901	$1,272	$380	$73,048

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Nine Months Ended September 30, 2022
Beginning balance, January 1	$30,595	$26,535	$5,034	$1,146	$2,866	$1,147	$450	$67,773
Provision for credit losses	1,948	(168)	(828)	(417)	(411)	118	175	417
Loans charged-off	(254)	(597)	0	0	(42)	(318)	0	(1,211)
Recoveries	59	25	0	0	47	129	0	260
Net loans (charged-off) recovered	(195)	(572)	0	0	5	(189)	0	(951)
Ending balance	$32,348	$25,795	$4,206	$729	$2,460	$1,076	$625	$67,239

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Nine Months Ended September 30, 2021
Beginning balance, January 1	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408
Impact of adopting ASC 326	4,312	4,316	1,060	941	953	349	(2,881)	9,050
Provision for credit losses	2,780	(420)	(737)	30	(719)	21	122	1,077
Loans charged-off	(254)	(71)	0	0	(51)	(217)	0	(593)
Recoveries	1,505	14	320	0	99	168	0	2,106
Net loans (charged-off) recovered	1,251	(57)	320	0	48	(49)	0	1,513
Ending balance	$36,676	$26,746	$3,686	$1,387	$2,901	$1,272	$380	$73,048

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

The following table summarizes the risk category of loans by loan segment and origination date as of September 30, 2022:

(dollars in thousands)	2022	2021	2020	2019		2018	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$0	$2,841	$1,795	$0		$0	$0	$4,636	$622,729	$627,365
Special Mention	0	0	0	0		0	0	0	41,856	41,856
Substandard	0	0	0	0		0	0	0	15,122	15,122
Total	0	2,841	1,795	0		0	0	4,636	679,707	684,343
Non-working capital loans:
Pass	240,076	134,468	98,133	52,784		14,249	18,906	558,616	232,421	791,037
Special Mention	479	4,741	0	111		197	3,388	8,916	207	9,123
Substandard	1,972	2,450	6,210	3		1,971	4,423	17,029	3,561	20,590
Not Rated	2,229	1,675	1,355	480		207	29	5,975	0	5,975
Total	244,756	143,334	105,698	53,378		16,624	26,746	590,536	236,189	826,725
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	23,795	19,247	20,833	422		0	0	64,297	401,951	466,248
Owner occupied loans:
Pass	73,876	180,121	149,215	100,287		70,756	101,475	675,730	44,382	720,112
Special Mention	1,176	5,495	0	835		1,620	8,148	17,274	0	17,274
Substandard	322	106	1,492	0		1,161	231	3,312	0	3,312
Total	75,374	185,722	150,707	101,122		73,537	109,854	696,316	44,382	740,698
Nonowner occupied loans:
Pass	126,326	128,907	140,706	93,016		13,844	75,388	578,187	66,248	644,435
Special Mention	0	11,232	0	0		0	0	11,232	0	11,232
Total	126,326	140,139	140,706	93,016		13,844	75,388	589,419	66,248	655,667
Multifamily loans:
Pass	19,757	25,847	37,245	35,896	17,105	11,752	28,977	159,474	9,492	168,966
Special Mention	21,968	0	0	0		0	0	21,968	0	21,968
Total	41,725	25,847	37,245	35,896		11,752	28,977	181,442	9,492	190,934
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	28,584	42,904	30,599	9,904		8,581	20,594	141,166	20,171	161,337
Special Mention	260	0	1,676	1,863		0	29	3,828	0	3,828
Substandard	0	0	0	0		0	145	145	0	145
Total	28,844	42,904	32,275	11,767		8,581	20,768	145,139	20,171	165,310
Loans for agricultural production:
Pass	2,899	31,300	23,029	3,845		9,521	4,792	75,386	89,018	164,404
Special Mention	300	399	7,263	996		0	0	8,958	3,465	12,423
Total	3,199	31,699	30,292	4,841		9,521	4,792	84,344	92,483	176,827
Other commercial loans:
Pass	19,286	5,854	19,079	156		995	12,817	58,187	39,046	97,233
Special Mention	0	0	0	0		0	3,341	3,341	0	3,341
Total	19,286	5,854	19,079	156		995	16,158	61,528	39,046	100,574
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans
Pass	6,500	13,063	12,601	4,881		4,727	4,054	45,826	5,618	51,444
Special Mention	0	0	560	0		0	0	560	0	560
Substandard	0	0	0	0		0	1,749	1,749	0	1,749
Not Rated	39,377	44,681	20,174	6,187		3,082	28,548	142,049	0	142,049
Total	45,877	57,744	33,335	11,068		7,809	34,351	190,184	5,618	195,802
Open end and junior lien loans
Pass	0	631	362	77		77	0	1,147	5,129	6,276
Not Rated	39,296	15,143	3,445	4,014		1,918	2,456	66,272	102,641	168,913
Total	39,296	15,774	3,807	4,091		1,995	2,456	67,419	107,770	175,189
Residential construction loans
Not Rated	12,215	3,901	910	300		132	1,241	18,699	0	18,699
Total	12,215	3,901	910	300		132	1,241	18,699	0	18,699
Other consumer loans

Pass	1,484	1,919	488	600	0	992	5,483	22,394	27,877
Substandard	0	0	0	203	0	0	203	0	203
Not Rated	18,286	16,046	10,173	4,336	3,345	1,566	53,752	10,987	64,739
Total	19,770	17,965	10,661	5,139	3,345	2,558	59,438	33,381	92,819
TOTAL	$680,463	$692,971	$587,343	$321,196	$148,135	$323,289	$2,753,397	$1,736,438	$4,489,835
As of September 30, 2022, $1.6 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the SBA.

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
The following table presents the aging of the amortized cost basis in past due loans as of September 30, 2022 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$684,320	$23	$0	$683,016	$1,327	$379	$684,343
Non-working capital loans	826,725	0	0	822,017	4,708	657	826,725
Commercial real estate and multi-family residential loans:
Construction and land development loans	466,248	0	0	466,248	0	0	466,248
Owner occupied loans	740,698	0	0	737,618	3,080	1,483	740,698
Nonowner occupied loans	655,667	0	0	655,667	0	0	655,667
Multifamily loans	190,934	0	0	190,934	0	0	190,934
Agri-business and agricultural loans:
Loans secured by farmland	165,310	0	0	165,165	145	0	165,310
Loans for agricultural production	176,827	0	0	176,827	0	0	176,827
Other commercial loans	100,574	0	0	100,574	0	0	100,574
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	195,196	581	25	195,597	205	136	195,802
Open end and junior lien loans	175,090	99	0	174,974	215	215	175,189
Residential construction loans	18,699	0	0	18,699	0	0	18,699
Other consumer loans	92,603	216	0	92,609	210	8	92,819
Total	$4,488,891	$919	$25	$4,479,945	$9,890	$2,878	$4,489,835
As of September 30, 2022 there were an insignificant number of loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the nine month period ended September 30, 2022.

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

The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	September 30, 2022
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$0	$1,327	$0	$1,327
Non-working capital loans	476	9,441	229	10,146
Commercial real estate and multi-family residential loans:
Owner occupied loans	428	1,492	1,161	3,081
Agri-business and agricultural loans:
Loans secured by farmland	0	145	0	145
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,954	0	0	1,954
Open end and junior lien loans	216	0	0	216
Other consumer loans	0	0	8	8
Total	$3,074	$12,405	$1,398	$16,877

	December 31, 2021
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$0	$5,966	$0	$5,966
Non-working capital loans	1,606	9,475	229	11,310
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,435	1,505	1,161	4,101
Agri-business and agricultural loans:
Loans secured by farmland	190	145	0	335
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,081	0	0	3,081
Open end and junior lien loans	98	0	0	98
Other consumer loans	0	0	59	59
Total	$6,312	$17,091	$1,449	$24,950
Modifications:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification.
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
During the three and nine months ended September 30, 2022, no loans received a material modification based on borrower financial difficulty.

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
NOTE 5. BORROWINGS
No advances were outstanding with the FHLB as of September 30, 2022. For the period ended December 31, 2021, the Company had an advance of $75.0 million outstanding from the FHLB. The advance was a ten-year fixed-rate putable advance with an interest rate of 0.39% and a maturity date of March 4, 2030. The note required monthly interest payments and was secured by residential real estate loans and securities. The FHLB exercised the putable option on the advance during the second quarter of 2022 and the note was repaid by the Company.
On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on July 30, 2022. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 13, 2021 and expires on April 30, 2023, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed. There were no outstanding borrowings on the credit agreement at September 30, 2022 and December 31, 2021.
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
Mortgage servicing rights:  As of September 30, 2022, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $2.8 million, carried at amortized cost of $2.8 million less a $7,000 valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.44%, a weighted average maturity of 21 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At September 30, 2022, the constant prepayment speed (“PSA”) used was 172 and discount rate used was 9.0%. At December 31, 2021, the PSA used was 249 and the discount rate used was 9.5%.
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

The tables below present the balances of assets measured at fair value on a recurring basis:

	September 30, 2022
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$1,968	$0	$0	$1,968
U.S. government sponsored agency securities	0	131,255	0	131,255
Mortgage-backed securities: residential	0	504,756	0	504,756
State and municipal securities	0	550,888	3,319	554,207
Total securities	1,968	1,186,899	3,319	1,192,186
Mortgage banking derivative	0	83	0	83
Interest rate swap derivative	0	38,909	0	38,909
Total assets	$1,968	$1,225,891	$3,319	$1,231,178

Liabilities:
Mortgage banking derivative	$0	$0	$0	$0
Interest rate swap derivative	0	38,910	0	38,910
Total liabilities	$0	$38,910	$0	$38,910

	December 31, 2021
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$900	$0	$0	$900
U.S. government sponsored agency securities	0	143,452	0	143,452
Mortgage-backed securities: residential	0	486,676	0	486,676
Mortgage-backed securities: commercial	0	523	0	523
State and municipal securities	0	764,964	2,043	767,007
Total securities available-for-sale	900	1,395,615	2,043	1,398,558
Mortgage banking derivative	0	398	0	398
Interest rate swap derivative	0	14,309	0	14,309
Total assets	$900	$1,410,322	$2,043	$1,413,265

Liabilities:
Mortgage banking derivative	$0	$2	$0	$2
Interest rate swap derivative	0	14,329	0	14,329
Total liabilities	$0	$14,331	$0	$14,331
The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below present the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2022
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$275	$275
Non-working capital loans	0	0	3,006	3,006
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	498	498
Agri-business and agricultural loans:
Loans secured by farmland	0	0	42	42
Total collateral dependent loans	0	0	3,821	3,821
Other real estate owned	0	0	196	196
Total assets	$0	$0	$4,017	$4,017

	December 31, 2021
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$247	$247
Non-working capital loans	0	0	5,095	5,095
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	791	791
Agri-business and agricultural loans:
Loans secured by farmland	0	0	231	231
Total collateral dependent loans	0	0	6,364	6,364
Other real estate owned	0	0	196	196
Total assets	$0	$0	$6,560	$6,560
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2022:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$3,281	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	72%	63%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	498	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	54%	37%-71%

Collateral dependent loans:
Agribusiness and agricultural	42	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	71%	71%
Other real estate owned	196	Appraisals	Discount to reflect current market conditions and ultimate collectability	38%

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
The following tables contain the estimated fair values and the related carrying values of the Company’s financial instruments. Items that are not financial instruments are not included.

	September 30, 2022
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$204,802	$203,588	$1,214	$0	$204,802
Securities available-for-sale	1,192,186	1,968	1,186,899	3,319	1,192,186
Securities held-to-maturity	127,820	0	103,326	0	103,326
Real estate mortgages held-for-sale	1,097	0	1,117	0	1,117
Loans, net	4,422,596	0	0	4,246,842	4,246,842
Mortgage banking derivative	83	0	83	0	83
Interest rate swap derivative	38,909	0	38,909	0	38,909
Federal Reserve and Federal Home Loan Bank Stock	12,840	N/A	N/A	N/A	N/A
Accrued interest receivable	22,822	0	9,201	13,621	22,822
Financial Liabilities:
Certificates of deposit	750,304	0	751,974	0	751,974
All other deposits	4,913,829	4,913,829	0	0	4,913,829
Mortgage banking derivative	0	0	0	0	0
Interest rate swap derivative	38,910	0	38,910	0	38,910
Standby letters of credit	234	0	0	234	234
Accrued interest payable	2,200	184	2,016	0	2,200

	December 31, 2021
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$683,240	$681,286	$1,954	$0	$683,240
Securities available-for-sale	1,398,558	900	1,395,615	2,043	1,398,558
Real estate mortgages held-for-sale	7,470	0	7,634	0	7,634
Loans, net	4,220,068	0	0	4,144,000	4,144,000
Mortgage banking derivative	398	0	398	0	398
Interest rate swap derivative	14,309	0	14,309	0	14,309
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	17,674	0	7,689	9,985	17,674
Financial Liabilities:
Certificates of deposit	829,518	0	833,617	0	833,617
All other deposits	4,905,889	4,905,889	0	0	4,905,889
Federal Home Loan Bank advances	75,000	0	66,118	0	66,118
Mortgage banking derivative	2	0	2	0	2
Interest rate swap derivative	14,329	0	14,329	0	14,329
Standby letters of credit	272	0	0	272	272
Accrued interest payable	2,619	84	2,535	0	2,619
NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$38,909	$0	$38,909	$0	$(33,725)	$5,184
Total Assets	$38,909	$0	$38,909	$0	$(33,725)	$5,184
Liabilities
Interest Rate Swap Derivatives	$38,910	$0	$38,910	$0	$(90)	$38,820
Total Liabilities	$38,910	$0	$38,910	$0	$(90)	$38,820

	December 31, 2021
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$14,309	$0	$14,309	$0	$(2,255)	$12,054
Total Assets	$14,309	$0	$14,309	$0	$(2,255)	$12,054
Liabilities
Interest Rate Swap Derivatives	$14,329	$0	$14,329	$0	$(7,995)	$6,334
Total Liabilities	$14,329	$0	$14,329	$0	$(7,995)	$6,334
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding for basic earnings per common share	25,533,832	25,479,654	25,525,734	25,472,185
Dilutive effect of stock based awards	200,781	155,634	184,354	136,470
Weighted average shares outstanding for diluted earnings per common share	25,734,613	25,635,288	25,710,088	25,608,655

Basic earnings per common share	$1.12	$0.95	$3.05	$2.81
Diluted earnings per common share	$1.11	$0.94	$3.03	$2.79
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended September 30, 2022 and 2021, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at July 1, 2022	$(157,625)	$(909)	$(158,534)
Other comprehensive income (loss) before reclassification	(63,620)	0	(63,620)
Amounts reclassified from accumulated other comprehensive income (loss)	398	27	425
Net current period other comprehensive income (loss)	(63,222)	27	(63,195)
Balance at September 30, 2022	$(220,847)	$(882)	$(221,729)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at July 1, 2021	$23,619	$(1,348)	$22,271
Other comprehensive income (loss) before reclassification	(11,385)	0	(11,385)
Amounts reclassified from accumulated other comprehensive income (loss)	0	46	46
Net current period other comprehensive income (loss)	(11,385)	46	(11,339)
Balance at September 30, 2021	$12,234	$(1,302)	$10,932
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$17,056	$(963)	$16,093
Other comprehensive income (loss) before reclassification	(238,689)	0	(238,689)
Amounts reclassified from accumulated other comprehensive income (loss)	786	81	867
Net current period other comprehensive income (loss)	(237,903)	81	(237,822)
Balance at September 30, 2022	$(220,847)	$(882)	$(221,729)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$29,182	$(1,438)	$27,744
Other comprehensive income (loss) before reclassification	(16,318)	0	(16,318)
Amounts reclassified from accumulated other comprehensive income (loss)	(630)	136	(494)
Net current period other comprehensive income (loss)	(16,948)	136	(16,812)
Balance at September 30, 2021	$12,234	$(1,302)	$10,932
Reclassifications out of other accumulated comprehensive loss for the three months ended September 30, 2022 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	(504)	Interest income
Tax effect	106	Income tax expense
	(398)	Net of tax
Amortization of defined benefit pension items	(36)	Other expense
Tax effect	9	Income tax expense
	(27)	Net of tax
Total reclassifications for the period	$(425)	Net income

Reclassifications out of other accumulated comprehensive income for the three months ended September 30, 2021 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$0	Net securities gains
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(61)	Other expense
Tax effect	15	Income tax expense
	(46)	Net of tax
Total reclassifications for the period	$(46)	Net income
Reclassifications out of other accumulated comprehensive loss for the nine months ended September 30, 2022 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	(995)	Interest income
Tax effect	209	Income tax expense
	(786)	Net of tax
Amortization of defined benefit pension items	(108)	Other expense
Tax effect	27	Income tax expense
	(81)	Net of tax
Total reclassifications for the period	$(867)	Net income
Reclassifications out of other accumulated comprehensive income for the nine months ended September 30, 2021 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Realized gains and losses on available-for-sale securities	$797	Net securities gains
Tax effect	(167)	Income tax expense
	630	Net of tax
Amortization of defined benefit pension items	(181)	Other expense
Tax effect	45	Income tax expense
	(136)	Net of tax
Total reclassifications for the period	$494	Net income

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
The following is a maturity analysis of the operating lease liabilities as of September 30, 2022:

Years ending December 31, (in thousands)	Operating Lease Obligation
2022	$179
2023	727
2024	744
2025	756
2026	731
2027 and thereafter	2,938
Total undiscounted lease payments	6,075
Less imputed interest	(634)
Lease liability	$5,441
Right-of-use asset	$5,441

	Three months ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Lease cost
Operating lease cost	$169	$133	$502	$403
Short-term lease cost	4	6	18	18
Total lease cost	$173	$139	$520	$421

Other information
Operating cash outflows from operating leases	$169	$133	$502	$403
Weighted-average remaining lease term - operating leases	7.5 years	8.1 years	7.5 years	8.1 years
Weighted average discount rate - operating leases	2.5%	2.8%	2.5%	2.8%

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first nine months of 2022 was $77.8 million, which increased $6.4 million, or 8.9%, from $71.5 million for the comparable period of 2021. Diluted income per common share was $3.03 in the first nine months of 2022, up 8.6% from $2.79 in the comparable period of 2021. The increase in net income for 2022 was primarily due to growth in net interest income of $13.0 million and a decrease to the provision for credit losses of $660,000, offset by a decrease in noninterest income of $3.7 million and an increase in noninterest expense of $3.4 million. Pretax pre-provision earnings in the first nine months of 2022 were $94.6 million, an increase of $5.9 million, or 6.6%, compared to $88.7 million for the comparable period. Pretax pre-provision earnings is a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense.
Annualized return on average total equity was 16.89% in the first nine months of 2022 versus 14.29% in the comparable period of 2021. Annualized return on average total assets was 1.61% in the first nine months of 2022 versus 1.57% for the comparable period of 2021. The Company's average equity to average assets ratio was 9.53% in the first nine months of 2022 versus 11.01% in the comparable period of 2021. Equity has been negatively impacted by unrealized losses form the available-for-sale investment securities portfolio.
Net income in the third quarter of 2022 was $28.5 million, which increased $4.4 million, or 18.3%, from $24.1 million for the comparable period of 2021. Diluted earnings per common share was $1.11 in the third quarter of 2022, up 18.1% from $0.94 in the comparable period of 2021. The increase was driven primarily by growth in net interest income of $6.8 million and a decrease to the provision for credit losses of $1.3 million, offset by a decrease in noninterest income of $950,000 and an increase in noninterest expense of $1.9 million. Pretax pre-provision earnings in the third quarter of 2022 were $34.8 million, an increase of $3.9 million, or 12.5%, compared to $30.9 million for the comparable period of 2021.
Annualized return on average total equity was 19.39% in the third quarter of 2022 versus 13.90% in the comparable period of 2021. Annualized return on average total assets was 1.80% in the third quarter of 2022 versus 1.56% in the comparable period of 2021. The average equity to average assets ratio was 9.27% in the third quarter of 2022 versus 11.19% the comparable period of 2021.

The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 8.20% at September 30, 2022, compared to 10.92% at September 30, 2021 and 10.70% at December 31, 2021. Tangible equity and tangible assets have declined due to unrealized losses of the Company's available-for-sale investment securities portfolio. The market value decline was a result of the yield curve steepening caused by inflation and the tightening of monetary policy by the Federal Reserve Board beginning in March of 2022 and throughout the past six months. Unrealized losses from available-for-sale investment securities were $256.1 million as of September 30, 2022, compared to unrealized gains of $15.5 million at September 30, 2021 and unrealized gains of of $21.6 million at December 31, 2021. When excluding the impact of accumulated other comprehensive income on tangible common equity and tangible assets, the Company's adjusted tangible common equity to adjusted tangible assets ratio, which is a non-GAAP financial measure, was 11.22% at September 30, 2022 compared to 10.75% at September 30, 2021 and 10.47% at December 31, 2021.
Total assets were $6.288 billion as of September 30, 2022 versus $6.557 billion as of December 31, 2021, a decrease of $268.9 million. Balance sheet contraction was driven primarily by decreases in cash and cash equivalents, deposits and borrowings during the first nine months of 2022. Cash and cash equivalents decreased $478.4 million, deposits decreased $71.3 million and borrowings decreased $75.0 million. Offsetting these decreases were increases to loans, net of the allowance for credit losses, of $202.5 million and other assets of $88.5 million. Total equity decreased by $185.7 million due primarily to a reduction to accumulated other comprehensive income of $237.8 million. The reduction in accumulated other comprehensive income was caused by a decrease in the fair value of available-for-sale securities due to the steepening of the yield curve during 2022. The change in total equity was also impacted by net income inflows of $77.8 million and dividends declared and paid of $1.20 per share, totaling $30.6 million.
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
RESULTS OF OPERATIONS
Overview
Selected income statement information for the three and nine months ended September 30, 2022 and 2021 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Income Statement Summary:
Net interest income	$52,492	$45,741	$146,050	$133,081
Provision for credit losses	0	1,300	417	1,077
Noninterest income	10,164	11,114	31,343	35,011
Noninterest expense	27,894	25,967	82,776	79,361
Other Data:
Efficiency ratio (1)	44.52%	45.67%	46.66%	47.21%
Diluted EPS	$1.11	$0.94	$3.03	$2.79
Average Equity/Average Assets	9.27%	11.19%	9.53%	11.01%
Tangible capital ratio (2)	8.20%	10.92%	8.20%	10.92%
Adjusted tangible capital ratio (3)	11.22%	10.75%	11.22%	10.75%
Net charge offs (recoveries) to average loans	0.03%	0.00%	0.03%	(0.05)%
Net interest margin	3.57%	3.13%	3.25%	3.11%
Net interest margin excluding PPP loans (4)	3.57%	2.95%	3.24%	2.98%
Noninterest income to total revenue	16.22%	19.55%	17.67%	20.83%
Pretax Pre-Provision Earnings (5)	$34,762	$30,888	$94,617	$88,731

(1)Noninterest expense/net interest income plus noninterest income.
(2)Non-GAAP financial measure. The Company believes that disclosing non-GAAP financial measures provides investors with information useful to understanding the Company’s financial performance. Additionally, these non-GAAP measures are used by management for planning and forecasting purposes, including measures based on “tangible common equity,” which is “total equity” excluding intangible assets, net of deferred tax, and “tangible assets,” which is “total assets” excluding intangible assets, net of deferred tax. The tangible capital ratio is calculated by excluding the balance of goodwill, net of deferred taxes. See reconciliation on the next page.
(3)Non-GAAP financial measure. Adjusted tangible capital ratio excludes the market value impact of available-for-sale investment securities on tangible common equity and tangible assets. See reconciliation on the next page.
(4)Non-GAAP financial measure. Calculated by subtracting the impact PPP loans had on average earning assets, loan interest income, average interest bearing liabilities, and interest expense. Management believes this is an important measure because it provides for better comparability to prior periods, given the low fixed interest rate of 1.0% applicable to PPP loans, and because the accretion of net loan fee income can be accelerated upon borrower forgiveness and repayment by the SBA. Management is actively monitoring net interest margin on a fully tax equivalent basis with and without PPP loan impact for the duration of this program. See reconciliation on the next page.
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

A reconciliation of non-GAAP measures is provided below (in thousands, except for per share data).

	As of and for the		As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Total Equity	$519,220	$683,202	$519,220	$683,202
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,176	1,167	1,176
Tangible Common Equity (A)	515,417	679,408	515,417	679,408
AOCI Market Value Adjustment	220,847	(12,234)	220,847	(12,234)
Adjusted Tangible Common Equity (C)	736,264	667,174	736,264	667,174

Total Assets	$6,288,406	$6,222,916	$6,288,406	$6,222,916
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,176	1,167	1,176
Tangible Assets (B)	6,284,603	6,219,122	6,284,603	6,219,122
Market Value Adjustment	279,553	(15,486)	279,553	(15,486)
Adjusted Tangible Assets (D)	6,564,156	6,203,636	6,564,156	6,203,636

Tangible Capital Ratio (A/B)	8.20%	10.92%	8.20%	10.92%
Adjusted Tangible Capital Ratio (C/D)	11.22%	10.75%	11.22%	10.75%

Net Interest Income	$52,492	$45,741	$146,050	$133,081
Noninterest Income	10,164	11,114	31,343	35,011
Noninterest Expense	(27,894)	(25,967)	(82,776)	(79,361)
Pretax Pre-Provision Earnings	$34,762	$30,888	$94,617	$88,731
Impact of Paycheck Protection Program on Net Interest Margin FTE.

	As of and for the		As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Average Earnings Assets	$5,991,630	$5,909,834	$6,178,787	$5,825,275
Less: Average Balance of PPP Loans	(3,232)	(142,917)	(10,098)	(296,938)
Total Adjusted Earning Assets	5,988,398	5,766,917	6,168,689	5,528,337

Total Interest Income FTE	$64,011	$50,271	$168,335	$147,351
Less: PPP Loan Income	(58)	(3,946)	(767)	(12,764)
Total Adjusted Interest Income FTE	63,953	46,325	167,568	134,587

Adjusted Earning Asset Yield, net of PPP Impact	4.24%	3.19%	3.63%	3.25%

Total Average Interest Bearing Liabilities	$3,821,699	$3,737,707	$3,919,779	$3,728,339
Less: Average Balance of PPP Loans	(3,232)	(142,917)	(10,098)	(296,938)
Total Adjusted Interest Bearing Liabilities	3,818,467	3,594,790	3,909,681	3,431,401

Total Interest Expense FTE	$10,066	$3,554	$18,164	$11,816
Less: PPP Cost of Funds	(2)	(90)	(19)	(555)
Total Adjusted Interest Expense FTE	10,064	3,464	18,145	11,261

Adjusted Cost of Funds, net of PPP Impact	0.67%	0.24%	0.39%	0.27%

Net Interest Margin Excluding PPP Loans FTE	3.57%	2.95%	3.24%	2.98%

Net Income
Net income was $77.8 million in the first nine months of 2022, an increase of $6.4 million, or 8.9%, versus net income of $71.5 million in the first nine months of 2021. The increase in net income for 2022 was primarily due to growth in net interest income of $13.0 million, or 9.7%, and a decrease to the provision for credit losses of $660,000, offset by a decrease to noninterest income of $3.7 million, or 10.5%, and an increase to noninterest expense of $3.4 million, or 4.3%.
Net income was $28.5 million for the three months ended September 30, 2022, an increase of $4.4 million, or 18.3%, versus net income of $24.1 million for the three months ended September 30, 2021. The increase was primarily due to growth in net interest income which increased $6.8 million, or 14.8%, and a decrease to the provision for credit losses of $1.3 million, offset by a decrease to noninterest income of $950,000, or 8.5%, and an increase to noninterest expense of $1.9 million, or 7.4%.

Net Interest Income
The following table sets forth consolidated information regarding average balances and rates:

	Nine Months Ended September 30,
	2022			2021
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,351,009	$136,580	4.20%	$4,455,488	$128,828	3.87%
Tax exempt (1)	30,275	1,149	5.07	13,403	410	4.09
Investments:
Securities (1)	1,472,807	29,105	2.64	977,955	17,765	2.43
Short-term investments	2,251	12	0.71	2,273	2	0.12
Interest bearing deposits	322,445	1,489	0.62	376,156	346	0.12
Total earning assets	$6,178,787	$168,335	3.64%	$5,825,275	$147,351	3.38%
Less: Allowance for credit losses	(67,684)			(71,783)
Nonearning Assets
Cash and due from banks	72,240			69,066
Premises and equipment	59,026			59,652
Other nonearning assets	226,732			189,472
Total assets	$6,469,101			$6,071,682

Interest Bearing Liabilities
Savings deposits	$421,363	$241	0.08%	$353,058	$204	0.08%
Interest bearing checking accounts	2,658,739	14,456	0.73	2,334,480	4,905	0.28
Time deposits:
In denominations under $100,000	189,459	951	0.67	223,486	1,650	0.99
In denominations over $100,000	607,352	2,389	0.53	741,815	4,828	0.87
Miscellaneous short-term borrowings	9	0	0.00	500	7	1.87
Long-term borrowings and subordinated debentures	42,857	127	0.40	75,000	222	0.40
Total interest bearing liabilities	$3,919,779	$18,164	0.62%	$3,728,339	$11,816	0.42%

Noninterest Bearing Liabilities
Demand deposits	1,868,858			1,627,522
Other liabilities	64,262			47,169
Stockholders' Equity	616,202			668,652
Total liabilities and stockholders' equity	$6,469,101			$6,071,682

Interest Margin Recap
Interest income/average earning assets		168,335	3.64		147,351	3.38%
Interest expense/average earning assets		18,164	0.39		11,816	0.27%
Net interest income and margin		$150,171	3.25%		$135,535	3.11%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $4.1 million and $2.5 million in the nine-month periods ended September 30, 2022 and September 30, 2021, respectively.
(2)Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $690,000 and $10.5 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)Nonaccrual loans are included in the average balance of taxable loans.

The following table sets forth consolidated information regarding average balances and rates:

	Three Months Ended September 30,
	2022			2021
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,376,724	$52,707	4.78%	$4,339,792	$43,025	3.93%
Tax exempt (1)	39,220	583	5.90	14,312	150	4.16
Investments:
Securities(1)	1,429,186	9,949	2.76	1,201,657	6,971	2.30
Short-term investments	2,307	9	1.55	2,304	0	0.00
Interest bearing deposits	144,193	763	2.10	351,769	125	0.14
Total earning assets	$5,991,630	$64,011	4.24%	$5,909,834	$50,271	3.37%
Less: Allowance for credit losses	(67,481)			(72,157)
Nonearning Assets
Cash and due from banks	70,672			67,715
Premises and equipment	58,796			59,824
Other nonearning assets	244,741			188,118
Total assets	$6,298,358			$6,153,334

Interest Bearing Liabilities
Savings deposits	$430,428	$85	0.08%	$369,191	$71	0.08%
Interest bearing checking accounts	2,623,747	8,809	1.33	2,390,462	1,712	0.28
Time deposits:
In denominations under $100,000	180,774	298	0.65	211,911	457	0.86
In denominations over $100,000	586,750	874	0.59	691,143	1,239	0.71
Miscellaneous short-term borrowings	0	0	0.00	0	0	0.00
Long-term borrowings and subordinated debentures	0	0	0.00	75,000	75	0.40
Total interest bearing liabilities	$3,821,699	$10,066	1.04%	$3,737,707	$3,554	0.38%

Noninterest Bearing Liabilities
Demand deposits	1,816,770			1,681,565
Other liabilities	76,210			45,810
Stockholders' Equity	583,679			688,252
Total liabilities and stockholders' equity	$6,298,358			$6,153,334

Interest Margin Recap
Interest income/average earning assets		64,011	4.24		50,271	3.37%
Interest expense/average earning assets		10,066	0.67		3,554	0.24%
Net interest income and margin		$53,945	3.57%		$46,717	3.13%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.45 million and $976,000 in the three-month periods ended September 30, 2022 and September 30, 2021, respectively.
(2)Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $50,000 and $3.57 million for the three months ended September 30, 2022 and September 30, 2021, respectively. All other loan fees were immaterial in relation to total taxable loan interest income for the periods presented.
(3)Nonaccrual loans are included in the average balance of taxable loans.
Net interest income increased $13.0 million, or 9.7%, to $146.1 million for the nine months ended September 30, 2022, compared with $133.1 million for the first nine months of 2021. Growth in core loans and investment security balances coupled with rising interest rates positively impacted investment security and loan income and offset the decline in PPP loan income of $12.0 million during the period. Interest expense increased by $6.3 million, partially offsetting the positive impact of increased loan and securities interest income. Average earning assets increased by $353.5 million, due primarily to growth in investment securities of $494.8 million. Average loans outstanding decreased $87.6 million to $4.381 billion during the nine months ended September 30, 2022, compared to $4.469 billion during the same period of 2021. Average PPP loans decreased by $286.8 million to $10.1 million for the first nine months of 2022 compared to $296.9 million for the first nine months of 2021. Excluding PPP loans, average core loans increased $199.2 million to $4.371 billion during the nine months ended

September 30, 2022, compared to $4.172 billion during the same period of 2021. The earning asset growth was funded through an increase in deposits. Average deposits increased $465.4 million to $5.746 billion during the nine months ended September 30, 2022, compared to $5.280 billion for the same period of 2021.

The tax equivalent net interest margin was 3.25% for the nine months ended September 30, 2022, compared to 3.11% during the first nine months of 2021. The increased margin was caused by increased yields on loans and securities, and partially offset by increased rates on interest bearing liabilities. Also contributing to the increased margin was an increase to earning assets of $353.5 million, or 6.1%, which was funded by an increase in average deposits. The higher yields and increased cost of funds were driven by a series of rate increases beginning in March of 2022 to the target Federal Funds rate by the Federal Reserve Board. The cumulative effect of these rate increases raised the target Federal Funds rate 300 basis points since March 2022, increasing the target Federal Funds rate range from a zero-bound range of 0.00% - 0.25% prior to the first rate increase to a range of 3.00% - 3.25% at September 30, 2022.
Total PPP loan income recognized for the nine months ended September 30, 2022 was $767,000 compared to $12.8 million for the comparable period in 2021. PPP interest and fees provided a benefit of 1 basis point on the net interest margin for the nine months ended September 30, 2022, compared to a benefit of 13 basis points for the same period in 2021. Net interest margin, excluding PPP, was 3.24% for the nine months ended September 30, 2022, compared to 2.98% for the same period in 2021. Despite the decrease in PPP loan fee income, earning asset yields increased 26 basis points, from 3.38% for the nine months ended September 30, 2021, to 3.64% for the nine months ended September 30, 2022 due primarily to the repricing of variable rate loans. Offsetting the increased yield on earning assets was an increase to the Company's cost of funds of 12 basis points as interest expense as a percentage of earning assets increased from 0.27% for the nine months ended September 30, 2021 to 0.39% for the nine months ended September 30, 2022.
Net interest income increased by $6.8 million, or 14.8%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in net interest income during the third quarter of 2022 was driven by the increase in loan interest income due primarily to the rising interest rate environment and an increase in average earning assets of $81.8 million. This earning asset growth was funded through an increase in average deposits of $294.2 million during the three months ended September 30, 2022. Offsetting this growth in average deposits was a decrease in long-term borrowings of $75.0 million due to repayment of a putable $75.0 million advance with the FHLB during the second quarter of 2022.
The Company’s net interest margin increased 44 basis points to 3.57% for the third quarter of 2022 compared to 3.13% for the third quarter of 2021. The increased margin in the third quarter of 2022 compared to the prior year period was primarily due to higher yields on loans and securities and partially offset by a higher cost of funds. The higher yields were driven by the rising rate environment in 2022 and redeployment of excess liquidity from interest bearing deposits, that was used to fund loan growth during the period also benefited net interest margin. The Company expects deposit betas to increase in the fourth quarter of 2022 as the Federal Reserve Bank is expected to continue tightening.
Total PPP loan income recognized for the third quarter of 2022 was $58,000 compared to $3.9 million for the third quarter of 2021. PPP interest and fees had a nominal impact on the third quarter 2022 net interest margin compared to an expansionary benefit to net interest margin of 18 basis points for the third quarter 2021. Net interest margin, excluding PPP, was 3.57% for the three months ended September 30, 2022, compared to 2.95% for the same period in 2021. Despite the decrease in PPP loan fee income, earning asset yields increased 87 basis points from 3.37% for the third quarter of 2021 to 4.24% for the third quarter of 2022. Offsetting the increased yield on earning assets was an increase to the Company's cost of funds of 43 basis points. Interest expense as a percentage of earning assets increased to 0.67% for the three months ended September 30, 2022, from 0.24% for the three months ended September 30, 2021.
Provision for Credit Losses

The Company recorded provision for credit losses expense of $417,000 for the nine months ended September 30, 2022 compared to provision expense of $1.1 million during the comparable period of 2021. Net charge-offs were $951,000 during the nine month period ended September 30, 2022 compared to net recoveries of $1.5 million during the comparable period of 2021. The Company recorded no provision for credit losses expense for the three months ended September 30, 2022 compared to provision expense of $1.3 million during the comparable period of 2021. Net charge offs were $284,000 during the three month period ended September 30, 2022 compared to net recoveries of $35,000 during the comparable period of 2021.

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

Noninterest Income

Noninterest income categories for the nine-month and three-month periods ended September 30, 2022 and 2021 are shown in the following table:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Dollar Change	Percent Change
Wealth advisory fees	$6,550	$6,433	$117	1.8%
Investment brokerage fees	1,711	1,560	151	9.7
Service charges on deposit accounts	8,681	7,768	913	11.8
Loan and service fees	9,131	8,823	308	3.5
Merchant card fee income	2,660	2,226	434	19.5
Bank owned life insurance income (loss)	(212)	2,101	(2,313)	(110.1)
Interest rate swap fee income	492	934	(442)	(47.3)
Mortgage banking income	771	1,756	(985)	(56.1)
Net securities gains	0	797	(797)	(100.0)
Other income	1,559	2,613	(1,054)	(40.3)
Total noninterest income	$31,343	$35,011	$(3,668)	(10.5)%
Noninterest income to total revenue	17.7%	20.8%

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	Dollar Change	Percent Change
Wealth advisory fees	$2,059	$2,177	$(118)	(5.4)%
Investment brokerage fees	651	521	130	25.0
Service charges on deposit accounts	2,990	2,756	234	8.5
Loan and service fees	3,047	3,005	42	1.4
Merchant card fee income	941	838	103	12.3
Bank owned life insurance income	54	640	(586)	(91.6)
Interest rate swap fee income	88	180	(92)	(51.1)
Mortgage banking income (loss)	(89)	(32)	(57)	178.1
Other income	423	1,029	(606)	(58.9)
Total noninterest income	$10,164	$11,114	$(950)	(8.5)%
Noninterest income to total revenue	16.2%	19.5%

The Company's noninterest income decreased $3.7 million, or 10.5%, to $31.3 million for the nine months ended September 30, 2022 compared to $35.0 million in the prior year period. Notably, the Company's fee-based businesses of wealth advisory fees improved by 1.8%, investment brokerage fees improved by 9.7%, service charges on deposit accounts improved by 11.8%, loan and service fees improved by 3.5% and merchant card fee income improved by 19.5%. Market value declines impacted the overall decrease in noninterest income. Bank owned life insurance income decreased by $2.3 million primarily due to declines in market value of variable life insurance policies of $1.1 million during the nine months ended September 30, 2022, compared to market value gains of $1.1 million for the comparable period of 2021. In addition, other income decreased by $1.1 million, mortgage banking income decreased by $985,000, net securities gains decreased by $797,000 and interest rate swap income decreased $442,000. Other income declined due to income declines in various limited partnership investment holdings and other non-recurring items. The decline in mortgage banking income was caused by a decrease in volume due to a slowdown in mortgage demand because of the higher interest rate environment. Excluding the impact of the variable life insurance policies market value changes, noninterest income was $32.5 million for the nine months ended September 30, 2022, compared to $34.0 million for the nine months ended September 30, 2021, a decline of $1.5 million, or 4.4%. The valuation changes to the variable life insurance policies are offset by similar changes to the deferred compensation expense that is recognized in salaries and employee benefits.

The Company's noninterest income decreased by $950,000, or 8.5%, to $10.2 million for the third quarter of 2022, compared to $11.1 million for the third quarter of 2021. Noninterest income was positively impacted by increases in fee-based lines of business due to fee generating volume for the respective service lines. In particular, service charges on deposit accounts increased $234,000, or 8.5%, investment brokerage fees increased $130,000, or 25.0%, and merchant card fee income increased $103,000, or 12.3%. Wealth advisory fees declined by $118,000, or 5.4%, and were negatively impacted by market value declines of 15% in trust assets during 2022. Other income declined by $606,000 due to income declines in various limited partnership holdings and other non-recurring items. In addition, bank owned life insurance income decreased by $586,000. This decrease was primarily caused by market value declines of the Company's variable life insurance policies which are tied to the equity markets and declined in value by $234,000 during the third quarter of 2022, compared to an increase of $284,000 during the third quarter of 2021.
Noninterest Expense
Noninterest expense categories for the nine-month and three-month periods ended September 30, 2022 and 2021 are shown in the following tables:

	Nine Months Ended September 30, 2022
(dollars in thousands)	2022	2021	Dollar Change	Percent Change
Salaries and employee benefits	$43,840	$44,377	$(537)	(1.2)%
Net occupancy expense	4,793	4,343	450	10.4
Equipment costs	4,250	4,134	116	2.8
Data processing fees and supplies	9,510	9,692	(182)	(1.9)
Corporate and business development	4,078	3,208	870	27.1
FDIC insurance and other regulatory fees	1,516	1,707	(191)	(11.2)
Professional fees	4,527	5,058	(531)	(10.5)
Other expense	10,262	6,842	3,420	50.0
Total noninterest expense	$82,776	$79,361	$3,415	4.3%
Efficiency ratio	46.7%	47.2%
(dollars in thousands)

	Three Months Ended September 30, 2022
(dollars in thousands)	2022	2021	Dollar Change	Percent Change
Salaries and employee benefits	$14,650	$14,230	$420	3.0%
Net occupancy expense	1,476	1,413	63	4.5
Equipment costs	1,380	1,371	9	0.7
Data processing fees and supplies	3,226	3,169	57	1.8
Corporate and business development	1,426	1,000	426	42.6
FDIC insurance and other regulatory fees	458	748	(290)	(38.8)
Professional fees	1,554	1,342	212	15.8
Other expense	3,724	2,694	1,030	38.2
Total noninterest expense	$27,894	$25,967	$1,927	7.4%
Efficiency ratio	44.5%	45.7%

The Company's noninterest expense increased by $3.4 million, or 4.3%, to $82.8 million for the nine months ended September 30, 2022, from $79.4 million for the nine months ended September 30, 2021. The increase was due primarily due to an increase in other expense of $3.4 million, or 50.0%, driven by accruals for ongoing legal matters, Corporate and business development expense increased $870,000, or 27.1%, caused by increased advertising, charitable contributions, including contributions associated with the company's sesquicentennial celebration, and other corporate development activities. Net occupancy expense increased $450,000, or 10.4%, driven by budgeted repairs, ongoing upgrades to existing facilities and the opening of a new branch in Elkhart. Offsetting these increases are decreases in salaries and employee benefits of $537,000, or 1.2%, and professional fees of $531,000, or 10.5%, due to a decrease in legal expense. The decline in salaries and benefits was impacted by a decline in deferred compensation of $2.4 million, offset by increases in salaries and wages of $758,000, increased performance-based compensation of $499,000 and increased health insurance expense of $329,000. Deferred compensation expense was $1.2 million for the nine months ended September 30, 2021. Operating expenses excluding the effects of legal settlement accruals of $3.0 million and market value declines from the deferred compensation program of $1.2 million, were $81.0 million for the nine months ended September 30, 2022, compared to $78.2 million for the comparable period in 2021, an increase of $2.8 million, or 3.6%.
The Company's noninterest expense increased by $1.9 million, or 7.4%, to $27.9 million in the third quarter of 2022, compared to $26.0 million in the third quarter of 2021. Other expense increased $1.0 million, or 38.2%, driven by accruals for ongoing legal matters. In addition, corporate and business development expenses increased $426,000, or 42.6%, and salaries and employee benefits increased $420,000, or 3.0%. The increase in corporate and business development expenses was primarily a result of increased client development activities, advertising costs and increased contributions to our communities. The increase to salaries and employee benefits was driven primarily by increased salaries and wages of $415,000, increases to performance-based compensation expense of $367,000 and increased employee health insurance expense of $113,000, offset by declines in deferred compensation expense of $519,000. Deferred compensation expense was $279,000 for the three months ended September 30, 2021. Operating expenses, excluding the effects of one-time legal settlement accruals of $1.1 million and market value volatility declines of $240,000 from the deferred compensation program, were $27.0 million for the three months ended September 30, 2022, compared to $25.7 million for the comparable period during 2021, an increase of $1.3 million, or 5.1%.
The Company's efficiency ratio was 46.7% for the nine months ended September 30, 2022 compared to 47.2% for the first nine months of 2021. The Company's efficiency ratio was 44.5% for the third quarter of 2022 and 45.7% for the third quarter of 2021.
As previously disclosed, in the third quarter of 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which are pending in the United States Bankruptcy Court for the Western District of Michigan. On April 27, 2021, the bankruptcy court entered an order approving an amended plan of liquidation, which was filed by the former client, other debtors and bankruptcy plan proponents, and approving the consolidation of the assets in the aforementioned cases under the Khan IOI Consolidated Estate Trust. On August 9, 2021, the liquidating trustee for the bankruptcy estates filed a complaint against the Bank and the Company, and agreed to stay prosecution of the action through August 31, 2022. The original complaint focused on a series of business transactions among the client, related entities, and the Bank, which the liquidating trustee alleged are voidable under applicable federal bankruptcy and state law. The complaint also addressed treatment of the Bank’s claims filed in the bankruptcy cases.
On August 31, 2022, the trustee filed his amended complaint against the former client, the Bank, the Company, four officers of the Bank and one independent director of the Bank. The amended complaint alleges that the former client engaged in a check kiting scheme involving multiple banks. The amended complaint alleges that a series of business transactions among the client, his related entities and the Bank are voidable under applicable bankruptcy and state laws. The amended complaint also alleges that the Bank, the Company and the five individual bank representatives who are named as defendants violated various federal and state laws in assisting the former client in his check kiting scheme. Based on current information, we have determined that a material loss is neither probable nor estimable at this time, and the Bank, the Company and the five individual Bank representatives who are named as defendants intend to vigorously defend themselves against all allegations asserted in the amended complaint.

The Company's income tax expense increased $156,000, or 1.0%, in the nine months ended September 30, 2022 compared to the same period in 2021. The effective tax rate was 17.4% in the nine months ended September 30, 2022, compared to 18.5% for the comparable period of 2021. The year-to-date effective tax rate is reduced by income from tax-advantaged sources such as federally tax exempt municipal bond interest income as well as a tax benefit from stock-based compensation vesting of shares for plan participants.
FINANCIAL CONDITION
Overview
Total assets of the Company were $6.288 billion as of September 30, 2022, a decrease of $268.9 million, when compared to $6.557 billion as of December 31, 2021. This decrease was primarily due to a $478.4 million decrease in cash and cash equivalents, offset by increases in loans, net of the allowance for credit losses, of $202.5 million and in other assets of $88.5 million. Loans excluding PPP loans increased by $226.5 million, or 5.3%, from $4.262 billion at December 31, 2021 to $4.488 billion at September 30, 2022. Total deposits decreased $71.3 million, or 1.2%. The decrease in deposits was primarily driven by contraction in retail and commercial deposits, which declined $121.9 million and $145.8 million, respectively. Public funds deposits increased by $196.5 million since year end. Core deposits were $5.654 billion as of September 30, 2022, a decrease of $71.3 million, compared to $5.725 billion as of December 31, 2021.

Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents decreased by $478.4 million, or 70.0%, to $204.8 million at September 30, 2022, from $683.2 million at December 31, 2021. The decrease in cash and cash equivalents at September 30, 2022 reflects an additional deployment of $250 million in funds to the available-for-sale investment securities portfolio in the first quarter of 2022, funding of core loan growth of $226.5 million, and repayment of an FHLB advance of $75.0 million, offset by a reduction in deposits of $71.3 million. Cash and cash equivalents include short-term investments. Short-term investments include cash on deposit that earns interest such as excess liquidity maintained at the Federal Reserve Bank. Cash and cash equivalents balances will vary depending on the cyclical nature of the bank’s liquidity position.
Investment Portfolio
The amortized cost and the fair value of securities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S Treasury securities	$1,994	$1,968	$900	$900
U.S government sponsored agencies	159,169	131,255	145,858	143,452
Mortgage-backed securities: residential	597,258	504,756	487,157	486,676
Mortgage-backed securities: commercial	0	0	522	523
State and municipal securities	689,902	554,207	742,532	767,007
Total Available-for-Sale	$1,448,323	$1,192,186	$1,376,969	$1,398,558

Held-to-maturity
State and municipal securities	$127,820	$103,326	$0	$0
Total Held-to-Maturity	$127,820	$103,326	$0	$0
Total Investment Portfolio	$1,576,143	$1,295,512	$1,376,969	$1,398,558
The Company elected to transfer $151.4 million in net book value of municipal bonds from the available-for-sale securities portfolio to held-to-maturity on April 1, 2022 as part of an overall balance sheet management strategy. The fair value of securities transferred was $127.0 million.
At September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the available-for-sale investment securities portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
Purchases of securities available-for-sale totaled $313.9 million in the first nine months of 2022. The purchases consisted of U.S. Treasury securities, securities issued by government sponsored entities, mortgage-backed securities issued by government sponsored entities and state and municipal securities. The investment security purchases reflect the deployment of excess liquidity to the available-for-sale investment securities portfolio. Investment securities represented 21.0% of total assets on September 30, 2022, compared to 21.3% of total assets on December 31, 2021. The Company deployed $35.0 million of cash flows from the investment securities portfolio to fund loan growth during 2022 and expects the investment securities portfolio to represent a lower percentage of total assets over time, towards historical levels of 14% of total assets. Paydowns from prepayments and scheduled payments of $77.5 million were received in the first nine months of 2022, and the amortization of premiums, net of the accretion of discounts, was $4.8 million. Maturities and calls of securities totaled $8.5 million in the first nine months of 2022. There were no sales of available-for-sale investment securities in the first nine months of 2022. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securities in the first nine months of 2022.

The fair value of the available-for-sale investment securities portfolio as of September 30, 2022 included unrealized losses of $256.1 million compared to unrealized gains of $21.6 million as of December 31, 2021. Unrealized losses in the available-for-sale investment securities portfolio resulted from the rising interest rate environment during the first nine months of 2022.

The investment portfolio is managed by a third-party firm to provide for an appropriate balance between liquidity, credit risk, interest rate risk management and investment return and to limit the Company’s exposure to credit risk in the investment securities portfolio. The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds under what is commonly referred to as the “Volcker Rule” of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale decreased by $6.4 million, or 85.3%, to $1.1 million at September 30, 2022, from $7.5 million at December 31, 2021. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $34.3 million in the first nine months of 2022 compared to $98.7 million in the first nine months of 2021. Management expects the volume of loans originated for sale in the secondary market to decline as compared to volumes originated in 2021 due to the rise in mortgage interest rates that have occurred during 2022. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $372.3 million and $375.4 million as of September 30, 2022 and December 31, 2021, respectively.
Loan Portfolio
The loan portfolio by portfolio segment as of September 30, 2022 and December 31, 2021 is summarized as follows:

(dollars in thousands)	September 30, 2022		December 31, 2021		Current Period Change
Commercial and industrial loans	$1,511,295	33.6%	$1,389,469	32.4%	$121,826
Commercial real estate and multi-family residential loans	2,056,768	45.8	1,954,846	45.6	101,922
Agri-business and agricultural loans	342,066	7.6	445,825	10.4	(103,759)
Other commercial loans	100,831	2.2	73,490	1.7	27,341
Consumer 1-4 family mortgage loans	388,271	8.7	344,720	8.0	43,551
Other consumer loans	93,026	2.1	82,755	1.9	10,271
Subtotal, gross loans	4,492,257	100.0%	4,291,105	100.0%	201,152
Less: Allowance for credit losses	(67,239)		(67,773)		534
Net deferred loan fees	(2,422)		(3,264)		842
Loans, net	$4,422,596		$4,220,068		$202,528
Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $201.2 million to $4.492 billion at September 30, 2022 from $4.291 billion at December 31, 2021. The increase was primarily driven by originations of loans concentrated in the commercial and industrial and commercial real estate and multi-famly residential categories and was offset by seasonal paydowns in the agri-business and agricultural loans segments. Total loans, excluding PPP loans, increased by $226.5 million, as of September 30, 2022 as compared to December 31, 2021.

The following table summarizes the Company’s non-performing assets as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans including nonaccrual troubled debt restructured loans (1)	$9,892	$14,973
Loans past due over 90 days and still accruing	25	117
Total nonperforming loans	9,917	15,090
Other real estate owned	196	196
Repossessions	0	0
Total nonperforming assets	$10,113	$15,286

Individually analyzed loans including troubled debt restructurings (1)	$17,313	$25,581

Nonperforming loans to total loans	0.22%	0.35%
Nonperforming assets to total assets	0.16%	0.23%

Performing troubled debt restructured loans (1)	$0	$5,121
Nonperforming troubled debt restructured loans (included in nonaccrual loans) (1)	0	6,218
Total troubled debt restructured loans (1)	$0	$11,339
(1) On April 1, 2022, the Company adopted certain aspects of ASU 2022-02, whereby the Company no longer recognizes or accounts for TDRs. Adoption of this standard was retrospective to January 1, 2022.
Total nonperforming assets decreased by $5.2 million, or 33.8%, to $10.1 million during the nine month period ended September 30, 2022. The ratio of nonperforming assets to total assets decreased from 0.23% at December 31, 2021 to 0.16% at September 30, 2022.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans decreased by $8.3 million to $17.3 million at September 30, 2022 from $25.6 million at December 31, 2021.
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
At September 30, 2022, the allowance for credit losses was 1.50% of total loans outstanding, versus 1.58% of total loans outstanding at December 31, 2021. At September 30, 2022, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing relatively conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area.
As of September 30, 2022, based on management’s review of the loan portfolio, the Company had 55 credit relationships totaling $163.2 million on the classified loan list versus 81 credit relationships totaling $234.5 million on December 31, 2021. The decrease in classified loans for the first nine months of 2022 resulted primarily from paydowns and borrower risk rating upgrades to previously classified loans on the non-individually analyzed portion of the watchlist. As of September 30, 2022, the Company had $121.0 million of assets classified as Special Mention, $42.1 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $176.6 million, $57.9 million, $0 and $0, respectively, at December 31, 2021. Watch list loans as a percentage of total loans, excluding PPP loans, decreased to a historical low of 3.64% as of September 30, 2022, compared to 5.50% as of December 31, 2021.
Allowance estimates are developed by management after taking into account actual loss experience adjusted for current economic conditions and a reasonably supportable forecast period. The Company has annual discussions regarding this methodology with regulatory authorities. Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio based upon loan segment. In accordance with applicable accounting guidance, the allowance is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. For a more thorough discussion of the allowance for credit losses methodology see the ("Critical Accounting Policies") section of this Item 2.
The allowance for credit losses decreased $534,000, from $67.8 million at December 31, 2021 to $67.2 million at September 30, 2022. Most of the Company’s recent loan growth has been concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining credit loss allocations.
Sources of Funds
The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the nine months ended September 30, 2022 and 2021 are summarized in the following table:

	Nine months ended September 30,
	2022		2021
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,868,858	0.00%	$1,627,522	0.00%
Savings and transaction accounts:
Savings deposits	421,363	0.08	353,058	0.08
Interest bearing demand deposits	2,658,739	0.73	2,334,480	0.28
Time deposits:		.
Deposits of $100,000 or more	607,352	0.53	741,815	0.87
Other time deposits	189,459	0.67	223,486	0.99
Total deposits	$5,745,771	0.42%	$5,280,361	0.29%
FHLB advances and other borrowings	42,866	0.40	75,500	0.41
Total funding sources	$5,788,637	0.42%	$5,355,861	0.29%
    Deposits and Borrowings
As of September 30, 2022, total deposits decreased by $71.3 million, or 1.2%, from December 31, 2021. Core deposits, which excludes brokered deposits, decreased by $71.3 million to $5.654 billion as of September 30, 2022 from $5.725 billion as of December 31, 2021. Total brokered deposits were $10.0 million at September 30, 2022 and December 31, 2021.

Since December 31, 2021, the change in core deposits was comprised of increases in public funds deposits of $196.5 million, and decreases in commercial deposits of $145.8 million, and in retail deposits of $121.9 million. Total public funds deposits, including public funds transaction accounts, were $1.481 billion at September 30, 2022 and $1.285 billion at December 31, 2021.
The following table summarizes deposit composition at September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021	Current Period Change
Retail	$2,056,626	$2,178,534	$(121,908)
Commercial	2,116,390	2,262,229	(145,839)
Public funds	1,481,100	1,284,641	196,459
Core deposits	$5,654,116	$5,725,404	$(71,288)
Brokered deposits	10,017	10,003	14
Total deposits	$5,664,133	$5,735,407	$(71,274)
During the nine months ended September 30, 2022, the Company repaid a $75.0 million putable advance with the FHLB. The Company utilizes wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to supplement funding of assets, which is primarily used for loan and investment securities growth.
Capital
As of September 30, 2022, total stockholders’ equity was $519.2 million, a decrease of $185.7 million, or 26.3%, from $704.9 million at December 31, 2021. Net income of $77.8 million increased equity. Offsetting this increase to stockholders’ equity was a decrease of $237.8 million in accumulated other comprehensive income (loss), which was primarily driven by a net decrease in the fair value of available-for-sale securities. Dividends declared and paid of $1.20 per share, or $30.6 million, also contributed the decrease to total stockholders' equity.
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of September 30, 2022, the Company's capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of September 30, 2022 and December 31, 2021, are presented in the table below. Capital ratios for September 30, 2022 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Total Capital (to Risk Weighted Assets)
Consolidated	$801,514	15.29%	$419,289	8.00%	$550,317	N/A	N/A	N/A
Bank	$781,100	15.04%	$415,614	8.00%	$545,493	10.50%	$519,517	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$735,890	14.04%	$314,467	6.00%	$445,494	N/A	N/A	N/A
Bank	$716,042	13.78%	$311,710	6.00%	$441,590	8.50%	$415,614	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$735,890	14.04%	$235,850	4.50%	$366,878	N/A	N/A	N/A
Bank	$716,042	13.78%	$233,783	4.50%	$363,662	7.00%	$337,686	6.50%
Tier I Capital (to Average Assets)
Consolidated	$735,890	11.40%	$258,221	4.00%	$258,221	N/A	N/A	N/A
Bank	$716,042	11.12%	$257,601	4.00%	$257,601	4.00%	$322,002	5.00%

As of December 31, 2021:
Total Capital (to Risk Weighted Assets)
Consolidated	$744,421	15.35%	$388,020	8.00%	$509,276	N/A	N/A	N/A
Bank	$726,091	15.01%	$387,118	8.00%	$508,093	10.50%	$483,898	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$683,754	14.10%	$291,015	6.00%	$412,271	N/A	N/A	N/A
Bank	$665,424	13.75%	$290,339	6.00%	$411,313	8.50%	$387,118	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$683,754	14.10%	$218,261	4.50%	$339,518	N/A	N/A	N/A
Bank	$665,424	13.75%	$217,754	4.50%	$338,729	7.00%	$314,534	6.50%
Tier I Capital (to Average Assets)
Consolidated	$683,754	10.73%	$254,898	4.00%	$254,898	N/A	N/A	N/A
Bank	$665,424	10.46%	$254,425	4.00%	$254,425	4.00%	$318,030	5.00%

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
•the outcome of pending litigation and other claims we may be subject to from time to time;
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
Interest rate scenarios for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at September 30, 2022. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$232,406	$191,941	$206,827	$220,477	$226,768	$229,721	$234,544	$236,682	$240,915	$249,510	$258,213
Variance from Base		$(40,465)	$(25,579)	$(11,929)	$(5,638)	$(2,685)	$2,138	$4,276	$8,509	$17,104	$25,807
Percent of change from Base		(17.41)%	(11.01)%	(5.13)%	(2.43)%	(1.16)%	0.92%	1.84%	3.66%	7.36%	11.10%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2022, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than litigation arising in the ordinary course of their respective businesses.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company’s Form 10-K for the year ended December 31, 2021. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ISSUER PURCHASES OF EQUITY SECURITIES
On April 13, 2021, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2023, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended September 30, 2022.
The following table provides information as of September 30, 2022 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31	2,174	$67.05	0	$19,998,273
August 1 - 31	984	75.06	0	19,998,273
September 1 - 30	0	0	0	19,998,273
Total	3,158	$69.55	0	$19,998,273

(a)The shares purchased during July and August were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with past practice.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and September 30, 2021; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and September 30, 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and September 30, 2021; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: October 26, 2022	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: October 26, 2022	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: October 26, 2022	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)