Form 10-K
period 2022-12-31
LAKELAND FINANCIAL CORP
filed 2023-02-22
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,614,362,675.
Number of shares of common stock outstanding at February 15, 2023: 25,428,963
DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 11, 2023 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
The Company
Lakeland Financial Corporation (“Lakeland Financial”), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly owned subsidiary Lake City Bank (the “Bank” and together with Lakeland Financial, the “Company”), a broad array of financial products and services throughout its Northern and Central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a diverse customer base, including commercial customers across a wide variety of industries including, among others, commercial real estate, manufacturing, agriculture, construction, retail, wholesale, finance and insurance, accommodation and food services and health care. The Company is not dependent upon any single industry or customer. At December 31, 2022, Lakeland Financial had consolidated total assets of $6.4 billion and was the seventh largest independent bank holding company headquartered in the State of Indiana.
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
Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2022, the Bank had 52 offices in fifteen counties, including 46 offices in northern Indiana and six offices in central Indiana, in the Indianapolis market. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent provided under federal law and FDIC regulations. The Bank’s activities cover all traditional facets of commercial banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, and wealth advisory, trust and brokerage services. On January 31, 2022, the Bank opened its 52nd branch in downtown Elkhart.
The Bank’s business strategy is focused on building long-term relationships with its customers based on in person, top-quality service, high ethical standards and safe and sound lending. The Bank operates as a community-based financial services organization augmented by experienced, centralized support in select critical areas. The Bank’s local market orientation is reflected in its regional management, which divides the Bank’s market area into five distinct geographic regions, each headed by a retail and commercial regional manager. This arrangement allows decision making to be as close to the customer as possible and enhances responsiveness to local banking needs. Despite this local-market, community-based focus, the Bank offers many of the products and services available at much larger regional and national competitors. While our strategy encompasses all phases of traditional community banking, including consumer lending and wealth advisory and trust services, we focus on building expansive commercial relationships and developing retail and commercial deposit gathering strategies through relationship-based client services. Substantially all of the Bank’s assets and income are located in and derived from the United States.
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

Expansion Strategy. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 52 offices in fifteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to $6.4 billion, a compound annual growth rate of 10%. Mergers and acquisitions have not played a role in this growth as the Company’s expansion strategy has been driven by organic growth. The Company has opened eight de novo branches in the past eight years and plans to continue expansion in the Indianapolis market and additional markets that are in close proximity to the Company's Indiana footprint.

Over the past twenty-five years, the Company has primarily targeted growth in the larger cities located in Northern Indiana and the Indianapolis market in Central Indiana and areas that are two hours from a Lake City Bank branch. The Company believes these areas offer above average growth potential with attractive demographics and potential for commercial lending and deposit gathering opportunities. The Company considers expanding into a market when the Company believes that market would be receptive to its strategic plan to deliver broad-based financial services to businesses with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management and staff with a similar philosophy in order to provide a basis for success.
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
Human Capital. The Bank is committed to being the acknowledged and recognized leader in Indiana community banking. We achieve this mission only through the hard work and dedication of our employees. The Bank team is 652 people strong, including 610 full-time, 30 part-time, and 12 seasonal/temporary employees as of December 31, 2022.
Diversity and Inclusiveness. The Bank is committed to social and governance responsibility, and in 2020, the management team added “inclusivity” as the eighth core value defining our organizational culture. The Bank’s employee Code of Conduct supports diversity and inclusion efforts in our workplace, and a Diversity and Inclusion Task Force is charged with developing and promoting initiatives throughout the corporation. In 2022, every employee participated in a foundational course to establish a base level of awareness and education on the topic of diversity and inclusion. In 2023 the effort continues with a host of interactive, informative courses being offered to continue the learning process around these important issues. Eighty-four percent of our employees identify as women or people of color. At present, women comprise 59% of the Bank’s officers (267 officers – 158 women), 33% (8 of 25 members) of Senior Leadership Council (which includes those with the title of “Senior Vice President” and above) and 44% (4 of 9 members) of the executive Management Committee. Additionally, three of our 11 board members identify as women or people of color.
Employee Engagement and Development. A positive workplace culture is vital to the Bank’s success. By supporting, respecting, engaging, and appreciating employees, the Bank has built a team well-equipped to show the same commitment to its customers. Building and strengthening this positive workplace culture starts with Lake City University. Founded in 1999, Lake City University is dedicated to helping employees thrive professionally and personally. In 2022, the Bank employees averaged 26.34 hours per employee of instruction through the program. From courses to improve technical skills, product knowledge, and customer service to classes focused on an employee’s well-being, like personal financial planning and benefits education, Lake City University supports and promotes the personal and professional growth of all the Bank employees. In 2022, 153 employees were promoted and 170 employees were hired externally, demonstrating a commitment to the professional development of Lake City Bank employees.
In addition to the substantial investment in employee professional development, the Bank’s benefit and compensation programs are designed to ensure we recruit and retain top talent. The Bank offers employees a comprehensive health benefits package, a 401(k) match of up to 6% of an employee’s salary to encourage retirement savings and tuition reimbursement that 28 employees took advantage of in 2022. The Bank also structures its bonus program for officers to create meaningful performance-based incentives. These programs, combined with an intentional focus to create a positive, values-based culture ensures the Bank team will continue as the acknowledged and recognized leader in Indiana community banking.

Impact of Strong Labor Market. Indiana has a strong labor market, with an unemployment rate of 3.1% as of December 31, 2022. The U.S. Census Bureau announced Indiana's population grew by 4.7% between 2010 and 2020, and manufacturing jobs increased 1.5% from December 2019 to December 2021. In this tight labor market, the Company has focused on hiring and retaining talented employees, which has increased compensation expense during 2022.

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
•the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, availability of wholesale funding and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
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
•the anticipated phase out of the remaining LIBOR tenors by mid-2023 and implementation of a new reference rate or rates;
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
Internet Website
The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge, in the Investor Relations section on this site, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and other statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. All such documents filed with the SEC are also available for free on the SEC’s website (www.sec.gov). The Company’s Articles of Incorporation, Bylaws, Code of Conduct and the charters of the various committees of the Company’s board of directors are also available on the Investor Relations section of the website at investors.lakecitybank.com.
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
Reference is made to the discussion of "Risks Relating to General Economic Conditions in the Risk Factors" section below for information on the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), PPP program and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion.
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
As of December 31, 2022: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.
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
On October 18, 2022, the FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2.00% in order to support growth in the DIF in progressing toward the FDIC's long-term goal of a 2.00% designated reserve ratio. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2.00% and again when it reaches 2.50%.
Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2022, the Bank paid supervisory assessments to the DFI totaling approximately $255,000.

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
Dividend Payments. Our primary source of funds is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years. Moreover, the payment of dividends by any FDIC- insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2022. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay unrestricted dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.
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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Bank regulators have identified key risk themes for 2023 as: credit risk management given the current interest rate environment and persistent inflationary concerns, cybersecurity risk, and commercial and residential real estate concentration risk management. The agencies will also be monitoring banks for their transition away from LIBOR (London Interbank Offered Rate) as a reference rate, Bank Secrecy Act/anti-money laundering (“AML”) compliance, cybersecurity, third-party and change management, climate and environmental, social and governance initiatives, digital assets and CRA performance. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.
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
Based on the Bank’s loan portfolio as of December 31, 2022, it did not exceed the 300% guideline for commercial real estate loans nor did it exceed the 100% guideline for construction and land development loans.
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
Monetary policies of the Federal Reserve could adversely affect our financial condition and results of operations.
In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Reserve to raise short-term interest rates in an effort to fight elevated levels of inflation. The Federal Reserve is mandated to pursue the goals of maximum employment and price stability, and beginning in March 2022 it made a series of significant increases to the target Federal Funds rate as part of an effort to combat elevated levels of inflation affecting the U.S. economy, which is expected to continue in the near term. The significant increases to short-term interest rates has benefited our net interest income during 2022 due to loans repricing faster than deposits. However, the rising interest rate environment has negatively impacted the fair value of our investment securities portfolio, which had $215.3 million in net unrealized losses from available-for-sale investment securities at December 31, 2022. The investment securities net unrealized losses are recorded as a reduction of tangible equity and tangible book value per share. Higher interest rates can also negatively affect our customers’ businesses and financial condition, and the value of collateral securing loans in our portfolio.
Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as the war in Ukraine and resulting disruptions in the global energy market, the effects of the pandemic in China, tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may raise interest rates too much. Restrictive monetary policies could limit economic growth and potentially cause an economic recession. As noted above, this could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.
Continued elevated levels of inflation could adversely impact our business and results of operations.
The United States has recently experienced elevated levels of inflation, with the consumer price index climbing 6.5% in 2022. Continued high levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense. In addition, if interest rates continue to rise in response to elevated levels of inflation, the value of our securities portfolio would be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients' ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.
The COVID-19 pandemic could continue to have adverse effects on our business.
The COVID-19 pandemic has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. These effects have diminished in the past year, but future developments and uncertainties will be difficult to predict, such as the potential emergence of a new variant, the course of the pandemic in China and other major economies, the persistence of pandemic-related work and lifestyle changes, changes in consumer preferences associated with the emergence of the pandemic, and other market disruptions. Any such developments could have a complex and negative effect on our business, including with respect to the prevailing economic environment, our lending and investment activities, and our business operations.

Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.
A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, and decreased labor force size and participation rates. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and competitive local labor market, especially for commercial lenders. As of December 31, 2022, Indiana's unemployment rate was 3.1%. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.
In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.
Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.
Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest bearing assets and the interest paid by us on our interest bearing liabilities. When interest rates rise the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest bearing assets, which may cause our profits to decrease. Conversely, when interest rates fall our interest bearing assets generally reprice more quickly than our interest bearing liabilities, given our asset-sensitive balance sheet, which may cause our net interest income to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, i.e. when short-term interest rates increase more than corresponding changes in long-term interest rates or when long-term interest rates decrease more than corresponding changes in short-term interest rates. In addition, when competition for deposits increases and deposit costs rise more quickly than loan yields, net interest income may be negatively impacted.
Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the value and marketability of any underlying assets securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on fixed rate loans, such as mortgages, as borrowers may seek to refinance these loans at lower rates.
Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal and interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
Risks Relating to Our Business
If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge  offs and delinquencies, which could require further increases in our provision for credit losses.
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. In general, these risks have increased as a result of the recent increases in prevailing interest rates and uncertainties associated with inflation, which have potentially increased the risk of a near-term decline in growth or an economic downturn. We cannot assure you that our loan application approval procedures, use of loan concentration limits, credit monitoring, use of independent reviews of outstanding loans or other procedures will reduce these credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, does not perform in the manner we expect, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for credit losses, which would cause our net income and return on equity to decrease.

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
At December 31, 2022, our allowance for credit losses as a percentage of total loans was 1.54% and as a percentage of total nonperforming loans was 425%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although a formal evaluation of the adequacy of the credit loss allowance is conducted monthly, we cannot predict credit losses with certainty and we cannot provide assurance that our allowance for credit losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves may adversely affect our business, results of operations and financial condition.
Commercial and industrial loans make up a significant portion of our loan portfolio.
Commercial and industrial loans were $1.493 billion, or approximately 32% of our total loan portfolio, as of December 31, 2022. Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. For example, the cumulative effects of changes in the economy and overall business environment, labor availability shortages and supply chain constraints have adversely affected commercial and industrial loans, and we expect this trend to continue for certain portions of our loan portfolio, particularly if general economic conditions worsen.
Negative economic trends can also harm the value of security for our commercial and industrial loans. These loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. As a result of the recent increase in interest rates and other factors, we have observed a corresponding decline in the value of commercial real estate securing these loans. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers, which could decline in the case of an economic recession.
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
Commercial real estate loans were $2.179 billion, or approximately 46% of our total loan portfolio as of December 31, 2022. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the geographic area in which the real estate is located, and, as a general matter, some of these values have been significantly and negatively affected by the recent rise in prevailing interest rates.
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
Our agri-business loans, which totaled $432.1 million, or approximately 9% of our total loan portfolio as of December 31, 2022, are subject to risks outside of our or the borrower’s control. Although our agriculture portfolio is well-diversified, the risks, specific to the agricultural industry, include decreases in livestock and crop prices, increases in labor and input prices, increase in stockpiles of agricultural commodities, the strength of the U.S. dollar, the potential impact of tariffs and other trade restrictions on commodities and the nature of climate and weather conditions. To the extent these or other factors affect the performance or financial condition of our agri-business borrowers, our results of operations and financial performance could suffer.
Our consumer loans generally have a higher degree of risk of default than our other loans.
At December 31, 2022, consumer loans totaled $88.1 million, or 2% of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial, negative effect on our liquidity. Our primary sources of funds consist of deposits, cash from operations and investment security maturities and sales. Additional liquidity is provided by brokered deposits, CD Option of IntraFi Network Deposits (“CD Option”, formerly known as CDARS), American Financial Exchange overnight borrowings, IntraFi Network’s insured cash sweep program. We are able to borrow from several federal funds lines at correspondent banks and are eligible borrowers from the Federal Reserve and the Federal Home Loan Bank (the “FHLB”) subject to collateral availability. At December 31, 2022, $995.3 million of unpledged investment securities were eligible to serve as collateral for liquidity availability at FHLB and Federal Reserve Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with banks and credit unions in our fooprint, brokerage firms and online deposit gatherers for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity. For example, as customer deposit levels have decreased over the past year, we have observed that our sensitivity to rising deposits costs has increased as competition for deposits has risen.
Any decline in available funding could adversely impact our ability to originate loans, purchase investment securities, meet our expense obligations, pay dividends to our stockholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Any action or steps to change coverages or eliminate Indiana’s Public Deposit Insurance Fund could require us to find alternative, higher-cost funding sources to replace public fund deposits or to provide for collateralization of these deposits.
At December 31, 2022, approximately 26% of our deposits are concentrated in public funds from a small number of municipalities and government agencies located in the Bank’s geographic footprint. A shift in funding away from public fund deposits would impact liquidity availability and could increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, can be higher-cost, are less favorable deposits and could require additional collateral to be pledged. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank’s liquidity and could materially impact our ability to grow and remain profitable.
Declines in asset values may result in impairment charges and adversely affect the value of our investment securities, financial performance and capital.
We maintain an investment securities portfolio that includes, but is not limited to, mortgage-backed securities and municipal securities. The market value of these investment securities may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we evaluate investment securities and other assets for credit and other impairment indicators. We may be required to record additional credit reserve charges if our investment securities suffer a decline in fair value that has resulted from credit losses or other factors. If we determine that a significant reserve is needed, we would be required to charge against earnings the credit-related portion, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. In addition, we may determine to sell securities in our available-for-sale investment securities portfolio, and any such sale could cause us to realize currently unrealized losses that resulted from the recent increases in the prevailing interest rates.
We may be adversely impacted by the discontinuance of LIBOR as a short-term interest rate utilized for loans and other financing agreements.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, which administers LIBOR, announced that it would stop publishing all LIBOR tenors by June 30, 2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are continuing to work on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks. This includes identifying outstanding USD-LIBOR-based loans without ARRC recommended fallback language, internal training and education, and working with our core provider to ensure proper integration once an alternative reference is implemented. At December 31, 2022, the Bank had 95 commercial loans with an outstanding balance of $460.6 million to transition from a USD-LIBOR index. The Company has formed a cross-functional project team to lead the transition from LIBOR to adoption of alternative reference rates which include SOFR, CME Term SOFR, American Interbank Offered Rate, and Bloomberg Short-Term Bank Yield Index. Management is monitoring ARRC publications for best practices as the Company transitions legacy LIBOR loans by the June 30, 2023 deadline.
Risks Relating to Our Corporate Strategy
We may need to raise additional capital in the future to achieve our growth plans, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Accordingly, we may need to raise additional capital to support our future growth plans. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital, if needed, on terms acceptable to us. In particular, if we were required to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to use. If we cannot raise additional capital when needed, our financial condition and our ability to further expand our operations through internal growth or acquisitions could be materially impaired.

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
Increased competition may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower, particularly in the case of incremental loan growth. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Moreover, we rely on deposits to be a low-cost source of funding, and a loss in our deposit base could cause us to incur higher funding costs from wholesale funding sources.
The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services. We invest from time to time in investment funds that seek to promote the development of such new and emerging financial technologies. However, there can be no assurance that we will be able to effectively incorporate, or otherwise benefit from, such developments.
Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, possess larger lending limits and offer a broader range of financial services than we can offer.
Attractive acquisition opportunities may not be available to us in the future.
We expect that other banking and financial service companies, many of which have significantly greater resources than we do, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and stockholders’ equity per share of our common stock.

Risks Relating to Regulation, Tax and Accounting
We may be materially and adversely affected by the highly regulated environment in which we operate.
We are subject to extensive federal and state regulation, supervision and examination. A more detailed description of the primary federal and state banking laws and regulations that affect us is contained in the section of this Annual Report on Form 10-K captioned “Supervision and Regulation”. Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.
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
The laws, regulations, rules, standards, policies and interpretations governing us are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies operate. In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the CFPB has broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future, including with respect to fees charged by banks and other financial companies. Any enforcement actions or other rule making in these areas could negatively affect our business and our ability to maintain or grow levels of noninterest income.
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
Regulations of the Federal Reserve could adversely affect our business, financial condition and results.
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
The Bank also holds certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust through LCB Investments II, Inc., which is incorporated in Maryland. Qualification as a real estate investment trust involves application of specific provisions of the Internal Revenue Code relating to various asset tests. If LCB Funding, Inc. fails to meet any of the required provisions for real estate investment trusts, it could no longer qualify as a real estate investment trust and the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years. Additionally, changes to the State of Indiana's current tax laws and regulations for real estate investment trust income disallowance could increase our effective tax rate or cause us to have a tax liability for prior years.
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
Management has identified one accounting policy as being “critical” to the presentation of the Company’s financial condition and results of operations because it requires management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. This critical accounting policy relates to the allowance for credit losses. Because of the inherent uncertainty of this estimate, no assurance can be given that the application of alternative policies or methods might not result in the reporting of a different amount of the allowance for credit losses and, accordingly, net income.
From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. In addition, trends in financial and business reporting, including environmental, social and governance (ESG) related disclosures, could require us to incur additional reporting expense. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given the current economic environment, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.
We may experience increases to, and volatility in, the balance of the allowance for credit losses and related provision expense due to the adoption of the Current Expected Credit Loss ("CECL") methodology.
We adopted CECL, effective as of January 1, 2021, following the delayed adoption period permitted by the CARES Act and extended by the Consolidated Appropriations Act, 2021. The CECL methodology requires measurement of anticipated credit losses to occur when a financial asset is first added to the balance sheet and periodically thereafter. These measurements require significant use of management judgments as well as forward-looking information and forecasts. Any failure of these judgments or forecasts to be correct could negatively affect our results of operations and financial condition.

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
The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business, particularly with respect to our core processing provider and our digital banking provider. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s core provider, general ledger, deposit, loan, digital banking or other systems) or the occurrence of a cyber-attack (such as unauthorized access to the Company’s systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer-facing web sites and social engineering attacks that could influence an employee of the Company to click on a link that downloads malware or ransomware to the Company’s system. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. In addition, it is possible that we may not be able to detect security breaches on a timely basis, or at all, which could increase the costs and risks associated with any such breach.

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
The Company is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.
Many aspects of our business and operations involve the risk of legal liability, and in some cases we or our subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from our business activities. In addition, companies in our industry are frequently the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.
Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question. Accordingly, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect our financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved SEC staff comments.

ITEM 2. PROPERTIES
The Company is headquartered in the main office building of the Bank at 202 E. Center Street, Warsaw, Indiana 46580. The Company operates in 59 locations, 51 of which are owned by the Bank and eight of which are leased from third parties.
None of the Company’s real property assets are the subject of any material encumbrances.
ITEM 3. LEGAL PROCEEDINGS
Lakeland Financial Corporation and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an ongoing basis management, after consultation with legal counsel, assesses the Company's liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although the Company does not believe that the outcome of pending legal matters will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The quarterly high and low prices for the Company’s common stock and the cash dividends declared and paid on that common stock are set forth in the table below.

	2022			2021
	High*	Low*	Cash Dividend	High*	Low*	Cash Dividend
Fourth quarter	$83.57	$71.37	$0.40	$80.77	$69.51	$0.34
Third quarter	$81.27	$64.05	$0.40	$73.04	$56.06	$0.34
Second quarter	$79.14	$64.84	$0.40	$70.25	$57.02	$0.34
First quarter	$85.71	$72.78	$0.40	$77.05	$53.02	$0.34
The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol “LKFN” on August 14, 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol “LKFN.” On February 15, 2023, the Company had approximately 310 stockholders of record.
The Company paid dividends on its common stock as set forth in the table above. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Supervision and Regulation – Dividend Payments” for additional information.
Equity Compensation Plan Information
The table below sets forth the following information as of December 31, 2022 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:
(a)the number of securities to be issued upon the exercise of outstanding options, warrants and rights;
(b)the weighted-average exercise price of such outstanding options, warrants and rights; and
(c)other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	0	$0	387,388

Equity compensation plans not approved by security holders	0	0	0
Total	0	$0	387,388
(1)Lakeland Financial Corporation 2017 Equity Incentive Plan was adopted on April 12, 2017 by the board of directors.

STOCK PRICE PERFORMANCE GRAPH
The graph below compares the cumulative total return of the Company, the Nasdaq Market Index, the KBW Nasdaq Bank Index, and the S&P U.S. BMI Banks Index.

Lakeland Financial Corporation

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Lakeland Financial Corporation	$100.00	$84.59	$105.73	$119.00	$181.75	$169.03
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
SNL U.S. Bank NASDAQ Index	100.00	82.29	112.01	100.46	138.97	109.23
S&P U.S. BMI Banks Index	100.00	83.54	114.74	100.10	136.10	112.89
The above returns assume that $100 was invested on December 31, 2017 and that all dividends were reinvested.
ISSUER PURCHASES OF EQUITY SECURITIES
On January 8, 2019, the Company's board of directors approved a share repurchase program, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. On April 13, 2021, the Company's board of directors reauthorized and extended the share repurchase program through April 30, 2023. As extended, the repurchase program has an aggregate purchase price cap of $30 million. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the year ended December 31, 2022.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

10/01/22 - 10/31/22	0	$0.00	0	$19,998,273
11/01/22 - 11/30/22	909	81.81	0	19,998,273
12/01/22 - 12/31/22	0	0.00	0	19,998,273
Total	909	$81.81	0	$19,998,273
The shares purchased during the quarter were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with past practice.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in 2022 was $103.8 million, up 8.4% from $95.7 million in 2021. Net income for 2021 was 13.5% higher than $84.3 million in 2020.
Diluted net income per common share was $4.04 in 2022, $3.74 in 2021 and $3.30 in 2020. Return on average total assets was 1.62% in 2022 versus 1.56% in 2021 and 1.55% in 2020. Return on average total equity was 17.40% in 2022 versus 14.19% in 2021 and 13.51% in 2020. The dividend payout ratio, with respect to diluted earnings per share, was 39.60% in 2022, 36.36% in 2021 and 36.36% in 2020. The average equity to average assets ratio was 9.28% in 2022 compared to 10.96% in 2021 and 11.51% in 2020.
Net income in 2022 was positively impacted by a $24.8 million increase in net interest income. Offsetting these positive impacts were a $5.9 million increase in noninterest expense, a $2.9 million decrease in noninterest income, and an $8.3 million increase in provision for credit losses.
Net income in 2021 was positively impacted by a $15.1 million increase in net interest income and a $13.7 million decrease in provision for credit losses. Offsetting these positive impacts were a $13.1 million increase in noninterest expense and a $2.1 million decrease in noninterest income.
Total assets were $6.432 billion as of December 31, 2022 versus $6.557 billion as of December 31, 2021, a decrease of $125.0 million or 1.9%. Early in 2022, the Company deployed $250.0 million of excess liquidity to the investment securities portfolio. Loan growth of $422.6 million during 2022 was funded by cash and cash equivalents as well as deposits. During the fourth quarter, deposit outflows from commercial and retail depositors contributed to the decline in deposits of $274.8 million during 2022. Borrowings increased $222.0 million during 2022. The increase was due to a $297.0 million increase in short-term borrowings at December 31, 2022, offset by the payoff of a $75.0 million long-term FHLB advance outstanding at December 31, 2021.
Total investment securities decreased $84.8 million during the year. The decrease was driven primarily by a decrease in market value of available-for-sale securities as a result of the increased rate environment driven by the Federal Reserve's monetary tightening policy. The decrease in fair value of available-for-sale investment securities was $236.9 million for the year 2022, from an unrealized gain position of $21.6 million at December 31, 2021 to an unrealized loss position of $215.3 million at December 31, 2022. In addition, the Company elected to transfer securities from available-for-sale to held-to-maturity as an overall balance sheet management strategy in 2022. The fair value of securities transferred during the second quarter of 2022 was $127.0 million, with $24.4 million in unrealized losses recorded in accumulated comprehensive income (loss) to be amortized over the remaining life of the securities transferred.
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
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default (“PD/LGD”) model, subject to a floor. A default can be triggered by one of several different asset quality factors, including past due status, nonaccrual status, material modification to a borrower experiencing financial difficulty or if the loan has had a charge-off. This PD is then combined with a LGD derived from historical charge-off data to construct a default rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee’s Summary of Economic Projections, and other environmental factors based on the risks present for each portfolio segment. These environmental factors include consideration of the following: levels of, and trends in, delinquencies and nonperforming loans; trends in volume and terms of loans; changes in collateral strength; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for credit losses deemed adequate to cover expected losses inherent in the loan portfolio.
Commercial loans are subject to a dual standardized grading process administered by the credit administration function. These grade assignments are performed independent of each other and a consensus is reached by credit administration and the loan officer. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that indicate it should be evaluated on an individual basis. Considerations with respect to specific allocations for these individual credits include, but are not limited to, the following: (a) the sufficiency of the customer’s cash flow or net worth to repay the loan; (b) the adequacy of the discounted value of collateral relative to the loan balance; (c) whether the loan has been criticized in a regulatory examination; (d) whether the loan is nonperforming; (e) any other reasons the ultimate collectability of the loan may be in question; or (f) any unique loan characteristics that require special monitoring.
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
The Company’s allowance for credit losses is subject to changes in the inputs to the model, including the following: the number of delinquent loans, nonaccrual loans, material modification due to a borrower experiencing financial difficulty, or charge offs; the levels of charge offs and recoveries; projected unemployment rates and other economic indicators; the Company’s collateral position on adversely classified loans; or management’s qualitative judgment of the implication of trends in its loan portfolio or in the broader economy.
RESULTS OF OPERATIONS
Overview
In 2022, the Company continued to grow loans organically in its geographic footprint of northern Indiana and in central Indiana in the Indianapolis market. The Company had 52 branches as of December 31, 2022. The Company’s net interest income was positively affected by the monetary tightening policy of the Federal Reserve during 2022. The rise in short-term interest rates and loan growth were the primary drivers of the 13.9% increase in net interest income for 2022. The increase in net interest income was the primary driver for the 8.4% increase in net income of $8.1 million, as noninterest expense increased 5.7%, noninterest income decreased 6.4% and the provision for credit losses increased 770.5%. Asset quality metrics remained stable with watch list loans as a percentage of total loans at a historic low of 3.42%. Fee based lines of business including treasury management services, commercial loan fees, interchange fee income and merchant interchange fee income positively contributed to growth in noninterest income. Overall, expense growth has reflected the Company's continued investment in people, technology and our branch infrastructure. The outlook for 2023 includes plans for continued loan growth, disciplined credit philosophy, continued investments in human capital, enhancements to the Lake City Bank digital platform, and targeted expansion of our branch network in the Indianapolis market with two new offices planned in the next 18 months.
Selected income statement information for the years ended December 31, 2022, 2021 and 2020 is presented in the following table.

(dollars in thousands)	2022	2021	2020
Income Statement Summary:
Net interest income	$202,887	$178,088	$163,008
Provision for credit losses	9,375	1,077	14,770
Noninterest income	41,862	44,720	46,843
Noninterest expense	110,210	104,287	91,205
Other Data:
Efficiency ratio (1)	45.03%	46.81%	43.46%
Dilutive EPS	$4.04	$3.74	$3.30
Total equity	$568,887	$704,906	$657,184
Tangible capital ratio (2)	8.79%	10.70%	11.21%
Adjusted tangible capital ratio (3)	11.30%	10.47%	10.78%
Net charge-offs to average loans	0.10%	0.09%	0.09%
Net interest margin	3.40%	3.07%	3.19%
Net interest margin excluding PPP loans (4)	3.40%	2.95%	3.19%
Noninterest income to total revenue	17.10%	20.07%	22.32%
Pretax Pre-Provision Earnings (5)	$134,539	$118,521	$118,646
(1)Noninterest expense/Net interest income plus Noninterest income.
(2)Non-GAAP financial measure. Calculated by subtracting intangible assets, net of deferred tax, from total assets and total equity. Management believes this is an important measure because it is useful for planning and forecasting purposes. See reconciliation on the next page.
(3)Non-GAAP financial measure. Calculated by removing the fair market value adjustment impact of the available-for-sale investment securities portfolio from tangible equity and tangible assets. Management believes this is an important measure because it provides better comparability to prior periods. See reconciliation on the next page.

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
A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	Year Ended
	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2020
Total Equity	$568,887	$704,906	$657,184
Less: Goodwill	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,176	1,176
Tangible Common Equity	565,084	701,112	653,390
AOCI Market Value Adjustment	188,154	(17,056)	(29.182)
Adjusted Tangible Common Equity	753,238	684,056	653,361

Assets	$6,432,371	$6,557,323	$5,830,435
Less: Goodwill	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,176	1,176
Tangible Assets	6,428,568	6,553,529	5,826,641
Securities Market Value Adjustment	238,170	(21,589)	(36,939)
Adjusted Tangible Assets	6,666,738	6,531,940	5,789,702

Ending Common Shares Issued	25,536,026	25,488,508	25,424,307

Tangible Book Value Per Common Share	$22.13	$27.50	$25.70

Tangible Common Equity/Tangible Assets	8.79%	10.70%	11.21%
Adjusted Tangible Common Equity/Adjusted Tangible Assets	11.30%	10.47%	10.78%

Net Interest Income	$202,887	$178,088	$163,008
Plus: Noninterest Income	41,862	44,720	46,843
Minus: Noninterest Expense	(110,210)	(104,287)	(91,205)
Pretax Pre-Provision Earnings	$134,539	$118,521	$118,646

The impact of the Paycheck Protection Program on Net Interest Margin FTE is provided below (dollars in thousands).

	Year Ended
	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2020
Total Average Earnings Assets	$6,123,163	$5,906,640	$5,184,836
Less: Average Balance of PPP Loans	(7,942)	(237,951)	(376,785)
Total Adjusted Earning Assets	6,115,221	5,668,689	4,808,051

Total Interest Income FTE	$245,194	$196,806	$195,549
Less: PPP Loan Income	(772)	(14,945)	(12,832)
Total Adjusted Interest Income FTE	244,422	181,861	182,717

Adjusted Earning Asset Yield, net of PPP Impact	4.00%	3.21%	3.80%

Total Average Interest Bearing Liabilities	$3,913,195	$3,761,520	$3,437,338
Less: Average Balance of PPP Loans	(7,942)	(237,951)	(376,785)
Total Adjusted Interest Bearing Liabilities	3,905,253	$3,523,569	$3,060,553

Total Interest Expense FTE	$36,680	$15,131	$30,095
Less: PPP Cost of Funds	(20)	(595)	(956)
Total Adjusted Interest Expense FTE	36,660	14,536	29,139

Adjusted Cost of Funds, net of PPP Impact	0.60%	0.26%	0.61%

Net Interest Margin FTE, net of PPP Impact	3.40%	2.95%	3.19%
Net Income
Net income was $103.8 million in 2022, an increase of $8.1 million, or 8.4%, versus net income of $95.7 million in 2021. The increase in net income from 2021 to 2022 was primarily due to an increase in net interest income of $24.8 million, or 13.9%. Offsetting the increase in net interest income, noninterest expense increased $5.9 million, or 5.7%, noninterest income decreased $2.9 million, or 6.4%, and the provision for credit losses increased $8.3 million, or 770.5%. Net interest income for 2022 included $772,000 in PPP interest and fee income compared to $14.9 million for 2021. The increase in provision expense for 2022 was driven primarily by the downgrade of a single commercial relationship that occurred in late December 2022. The remaining increase in provision was driven by loan growth during the year.
Net income was $95.7 million in 2021, an increase of $11.4 million, or 13.5%, versus net income of $84.3 million in 2020. The increase in net income from 2020 to 2021 was primarily due to an increase in net interest income of $15.1 million, or 9.3%, and a decrease in the provision for credit losses of $13.7 million, or 92.7%. Noninterest expense increased $13.1 million, or 14.3%, and noninterest income decreased $2.1 million, or 4.5%. Net interest income for 2021 included $14.9 million in PPP interest and fee income. The decrease in provision expense for 2021 was driven by improved economic conditions, which were supported by government stimulus programs and accommodative Federal Reserve Board's Federal Open Market Committee ("FOMC") monetary policy.
Net Interest Income
The following table presents a three-year average balance sheet and, for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31, 2022, 2021 and 2020.

THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2022			2021			2020
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (1)(2)	$4,391,590	$202,004	4.60%	$4,406,456	$170,081	3.86%	$4,405,994	$176,538	4.01%
Tax exempt (3)	35,576	2,094	5.89	14,638	594	4.06	18,478	813	4.40
Investments: (3)
Securities	1,432,287	38,882	2.71	1,068,325	25,582	2.39	633,956	17,830	2.81
Short-term investments	2,266	30	1.32	2,254	2	0.09	25,046	67	0.27
Interest bearing deposits	261,444	2,184	0.84	414,967	547	0.13	101,362	301	0.30
Total earning assets	$6,123,163	$245,194	4.00%	$5,906,640	$196,806	3.33%	$5,184,836	$195,549	3.77%
Less: Allowance for credit losses	(67,717)			(72,083)			(56,824)
Nonearning Assets
Cash and due from banks	72,302			70,035			62,242
Premises and equipment	58,894			59,667			60,492
Other nonearning assets	240,937			189,521			174,050
Total assets	$6,427,579			$6,153,780			$5,424,796

Interest Bearing Liabilities
Savings deposits	$419,997	$327	0.08%	$360,915	$278	0.08%	$270,010	$219	0.08%
Interest bearing checking accounts	2,689,572	31,182	1.16	2,392,220	6,759	0.28	1,862,077	9,268	0.50
Time deposits:
In denominations under $100,000	185,215	1,289	0.70	218,624	2,038	0.93	262,040	4,361	1.66
In denominations over $100,000	579,797	3,483	0.60	714,353	5,752	0.81	946,569	15,494	1.64
Miscellaneous short-term borrowings	6,559	272	4.15	408	7	1.72	34,347	506	1.47
Long-term borrowings and subordinated debentures	32,055	127	0.40	75,000	297	0.40	62,295	247	0.40
Total interest bearing liabilities	$3,913,195	$36,680	0.94%	$3,761,520	$15,131	0.40%	$3,437,338	$30,095	0.88%

Noninterest Bearing Liabilities
Demand deposits	1,842,777			1,671,172			1,309,901
Other liabilities	75,120			46,451			53,384
Stockholders' Equity	596,487			674,637			624,173
Total liabilities and stockholders' equity	$6,427,579			$6,153,780			$5,424,796

Interest Margin Recap
Interest income/average earning assets		245,194	4.00%		196,806	3.33%		195,549	3.77%
Interest expense/average earning assets		36,680	0.60		15,131	0.26		30,095	0.58
Net interest income and margin		$208,514	3.40%		$181,675	3.07%		$165,454	3.19%

(1)Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $692,000, $12.5 million and $9.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Nonaccrual loans are included in the average balance of taxable loans.

(3)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $5.6 million, $3.6 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

	2022 Over (Under) 2021 (1)			2021 Over (Under) 2020 (1)
	Attributable to		Total Change	Attributable to		Total Change
	Volume	Rate		Volume	Rate
Interest Income (2)
Loans:
Taxable	$(576)	$32,499	$31,923	$18	$(6,475)	$(6,457)
Tax exempt	1,141	359	1,500	(158)	(61)	(219)
Investments:
Securities	9,552	3,748	13,300	10,724	(2,972)	7,752
Short-term investments	0	28	28	(37)	(28)	(65)
Interest bearing deposits	(272)	1,909	1,637	493	(247)	246
Total interest income	9,845	38,543	48,388	11,040	(9,783)	1,257

Interest Expense
Savings deposits	46	3	49	71	(12)	59
Interest bearing checking accounts	941	23,482	24,423	2,186	(4,695)	(2,509)
Time deposits:
In denominations under $100,000	(282)	(467)	(749)	(636)	(1,687)	(2,323)
In denominations over $100,000	(966)	(1,303)	(2,269)	(3,172)	(6,570)	(9,742)
Miscellaneous short-term borrowings	242	23	265	(571)	72	(499)
Long-term borrowings and
subordinated debentures	(170)	0	(170)	50	0	50
Total interest expense	(189)	21,738	21,549	(2,072)	(12,892)	(14,964)
Net Interest Income (tax equivalent)	$10,034	$16,805	$26,839	$13,112	$3,109	$16,221

(1)The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2022, 2021 and 2020. The changes in net interest income are created by changes in interest rates and changes in the volumes of loans, investments, deposits and borrowings. In the table above, changes attributable to volume are computed using the change in volume from the prior year multiplied by the previous year’s rate, and changes attributable to rate are computed using the change in rate from the prior year multiplied by the previous year’s volume. The change in interest or expense due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Net interest income increased by $24.8 million to $202.9 million in 2022 compared to 2021, partially due to a $216.5 million, or 3.7%, increase in average earning assets. The increase in average assets was primarily driven by a $364.0 million increase in average investment securities offset by a decrease in interest bearing deposits. The yield on average earning assets increased 67 basis points to 4.00% in 2022 from 3.33% in 2021. The higher earning asset yields and cost of funds were driven by the 425 basis points increase to the target Federal Funds rate implemented by the Federal Reserve Board beginning in 2022 to combat elevated levels of inflation affecting the U.S. economy. The target Federal Funds rate increased from a zero-bound range of 0.00% - 0.25% in March 2022 to a range of 4.25% - 4.50% at December 31, 2022. Additionally, net interest margin during the year ended December 31, 2022 was positively impacted by the recognition of nonaccrual interest resulting from the interest recovery of two nonaccrual commercial borrowers during the fourth quarter of 2022. The interest recovery was from two loans placed on nonaccrual status in 2009 and 2021. The $1.9 million of nonaccrual interest income was recognized into loan interest income and contributed 3 basis points to the Company's net interest margin during 2022. The net interest margin increased to 3.40% in 2022 versus 3.07% in 2021. The net interest margin decreased to 3.07% in 2021 versus 3.19% in 2020, driven by margin compression from the lower interest rate environment and excess liquidity on the Company's balance sheet.
During 2022, average loans increased $6.1 million and average investment securities increased $364.0 million. The growth in average assets and average investment securities was funded by a reduction of interest bearing deposits of $153.5 million, growth in interest bearing liabilities of $151.7 million and growth in average demand deposits of $171.6 million. The increase in average deposits for 2022 resulted from excess liquidity on our customers’ balance sheets resulting from a combination of PPP and economic stimulus. As a result of this excess liquidity on the Company's balance sheet, management deployed an additional $250 million into the available-for-sale investment securities portfolio during 2022, bringing total excess liquidity deployment to the investment securities portfolio of $902 million since the beginning of 2021.
The utilization of commercial and retail lines of credit remained unchanged at 42% in 2022 and 2021 and down from 43% at December 31, 2020. However, available lines of credit have increased by a record $651 million to $4.752 billion at December 31, 2022 compared to $4.101 billion at December 31, 2021, or 16% growth. While overall line usage as a percentage of total line availability remained unchanged, management remains encouraged because of the healthy expansion in overall line availability due to strong demand for traditional working capital from our commercial and industrial client base as well as continued development activity within our commercial real estate markets.
Provision for Credit Losses
The Company recorded a provision for credit losses of $9.4 million in 2022 compared to $1.1 million in 2021 and $14.8 million in 2020. The increased provision in 2022 was driven by provision expense of $7.0 million related to the downgrade of a single $10.7 million commercial relationship. The remainder of the increase was due to growth in the overall loan portfolio. The Company’s allowance for credit losses as of December 31, 2022 was $72.6 million compared to $67.8 million as of December 31, 2021 and $61.4 million as of December 31, 2020. The allowance for credit losses represented 1.54% of total loans as of December 31, 2022 versus 1.58% at December 31, 2021 and 1.32% at December 31, 2020. The company’s credit loss reserve to total loans, excluding PPP loans, was 1.54% at December 31, 2022 compared to 1.59% at December 31, 2021 and 1.45% at December 31, 2020. PPP loans are guaranteed by the United States SBA and have not been allocated for within the allowance for credit losses. Net charge-offs of $4.5 million, or 0.10%, and $3.8 million, or 0.09%, of average loans, were recorded in 2022 and 2021, respectively. The charge offs for 2022 and 2021 resulted primarily from a single commercial credit each year. Management believes the charge offs were isolated instances that were negatively impacted by unique circumstances resulting from the pandemic and are not reflective of deteriorating trends in the loan portfolio. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions including inflation and the resulting impact on the interest rate environment, and other factors that may influence the assessment of the collectability of loans.
The Company adopted CECL on January 1, 2021. Prior to this date, provision expense was recorded under the incurred loss methodology. The day one impact of the adoption was an increase in the allowance for credit losses of $9.1 million, with an offset, net of taxes, to stockholders' equity.

Noninterest Income
The following table presents changes in the components of noninterest income for the years ended December 31, 2020, 2021 and 2022.

				% Change From Prior Year
(dollars in thousands)	2022	2021	2020	2022	2021
Wealth advisory fees	$8,636	$8,750	$7,468	(1.3)%	17.2%
Investment brokerage fees	2,318	1,975	1,670	17.4%	18.3%
Service charges on deposit accounts	11,595	10,608	10,110	9.3%	4.9%
Loan and service fees	12,214	11,922	10,085	2.4%	18.2%
Merchant and interchange fee income	3,560	3,023	2,408	17.8%	25.5%
Bank owned life insurance income	432	2,467	2,105	(82.5)%	17.2%
Interest rate swap fee income	579	1,035	5,089	(44.1)%	(79.7)%
Mortgage banking income	633	1,418	3,911	(55.4)%	(63.7)%
Net securities gains	21	797	433	(97.4)%	84.1%
Other income	1,874	2,725	3,564	(31.2)%	(23.5)%
Total noninterest income	$41,862	$44,720	$46,843	(6.4)%	(4.5)%
Noninterest income to total revenue	17.1%	20.1%	22.3%
Noninterest income was $41.9 million in 2022 versus $44.7 million in 2021, a decrease of $2.9 million, or 6.4%. Market value declines impacted the overall decrease in noninterest income. Bank owned life insurance income for the year ended December 31, 2022 decreased by $2.0 million, primarily due to declines in the market value of variable life insurance policies that are tied to the equity markets. A reduction of market value of $950,000 was recorded during 2022 compared to market value gains of $1.1 million for 2021. The valuation changes to the variable life insurance policies are offset by similar changes to the deferred compensation expense that is recognized in salary and employee benefits. Excluding the impact of the variable life insurance policy market value changes, noninterest income was $42.8 million for the year ended December 31, 2022, compared to $43.7 million for the year-ended December 31, 2021, a decline of $840,000, or 2.1%. In addition, other income decreased $851,000, mortgage banking income decreased by $785,000, gains on securities sales decreased by $776,000 and interest rate swap fee income decreased by $456,000. Notably, fee-based noninterest income increased by a cumulative $2.0 million primarily due to volume, including improvements in service charges on deposit accounts of $987,000, or 9.3%, merchant and interchange fee income of $537,000, or 17.8%, investment brokerage fees of $343,000, or 17.4%, and loan and service fees of $292,000, or 2.4%. Wealth advisory fees declined by $114,000, or 1.3%, and were negatively impacted by market value declines of 8.0% in trust assets from $2.5 billion at December 31, 2021 to $2.3 billion at December 31, 2022.
Noninterest income was $44.7 million in 2021 compared to $46.8 million in 2020, a decrease of $2.1 million, or 4.5%. The decrease was primarily driven by a $4.1 million decrease in interest rate swap fees generated from commercial lending transactions, as well as a $2.5 million decrease in mortgage banking income. Demand for interest rate swap arrangements decreased in 2021. The carrying value of mortgage servicing rights was negatively impacted by increased prepayment speeds, resulting from the low interest rate environment. Offsetting these decreases were an increase in loan service fees of $1.8 million, an increase in wealth advisory and investment brokerage fees of $1.6 million, an increase in merchant and interchange fees of $615,000, and an increase in service charges on deposit accounts of $498,000. The increases in fee income were driven by growth in fee-based business including from the wealth advisory group, merchant services, debit card interchange and institutional services areas due to higher transaction volumes and increased economic activity.

Noninterest Expense
The following table presents changes in the components of noninterest expense for the years ended December 31, 2020, 2021 and 2022.

				% Change From Prior Year
(dollars in thousands)	2022	2021	2020	2022	2021
Salaries and employee benefits	$58,530	$57,882	$49,413	1.1%	17.1%
Net occupancy expense	6,287	5,728	5,851	9.8%	(2.1)%
Equipment costs	5,763	5,530	5,766	4.2%	(4.1)%
Data processing fees and supplies	12,826	12,674	11,864	1.2%	6.8%
Corporate and business development	5,198	4,262	3,093	22.0%	37.8%
FDIC insurance and other regulatory fees	1,999	2,242	1,707	(10.8)%	31.3%
Professional fees	6,483	7,064	5,314	(8.2)%	32.9%
Other expense	13,124	8,905	8,197	47.4%	8.6%
Total noninterest expense	$110,210	$104,287	$91,205	5.7%	14.3%
    Noninterest expense increased by $5.9 million, or 5.7%, for the year ended December 31, 2022, to $110.2 million compared to $104.3 million for the year ended December 31, 2021. The increase was due primarily to an increase of $4.2 million in other expense caused by accruals for ongoing legal matters of $3.5 million. See "Note 1 – Summary of Significant Accounting Policies" for additional details regarding loss contingencies. Corporate and business development expense increased $936,000, or 22.0%, driven by increased corporate development spending, advertising expense and charitable and foundation contributions, including contributions associated with the Company's sesquicentennial celebration. Salaries and benefits expense increased $648,000, or 1.1%. Offsetting these increases was a decrease in professional fees of $581,000, or 8.2%, due to a decrease in legal expense incurred during the year. FDIC insurance and other regulatory fee expense decreased by $243,000, or 10.8%, due to declining deposits and reduced total assets of the Company.
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
Income Taxes
The Company recognized income tax expense in 2022 of $21.3 million, compared to $21.7 million in 2021 and $19.5 million in 2020. The effective tax rate was 17.1% in 2022, compared to 18.5% in 2021 and 18.8% in 2020. The effective tax rate declined due to the Indiana Financial Institution Tax rate being 5.0% in 2022, 5.5% in 2021 and 6.0% in 2020 as well as an increase in tax-free interest income from municipal securities and loans during 2022 and 2021. For a detailed analysis of the Company’s income taxes see "Note 12 – Income Taxes".
CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company under the SEC's Industry Guide 3. The following table provides certain of those disclosures.

	Year ended December 31,
	2022	2021	2020
Return on average assets	1.62%	1.56%	1.55%
Return on equity	17.40%	14.19%	13.51%
Average equity to average assets	9.28%	10.96%	11.51%
Dividend payout ratio	39.60%	36.36%	36.36%

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
Refer to the "Financial Condition - Loan Portfolio", "Financial Condition - Sources of Funds" and "Risk Management - Loan Portfolio" sections of this MD&A and to the Notes to Consolidated Financial Statements of this Form 10-K for the other required statistical disclosures.
FINANCIAL CONDITION
Overview
Total assets of the Company were $6.432 billion as of December 31, 2022, a decrease of $125.0 million, or 1.9%, when compared to $6.557 billion as of December 31, 2021. Total loans, excluding PPP loans, increased by $447.2 million, or 10.5%, to $4.709 billion as of December 31, 2022 from $4.262 billion at December 31, 2021. Total loans outstanding increased by $422.6 million, or 9.9%, to $4.710 billion at December 31, 2022 from $4.288 billion at December 31, 2021. PPP loans outstanding were $1.5 million as of December 31, 2022, compared to $26.2 million at December 31, 2021. Total deposits decreased $274.8 million, from $5.735 billion at December 31, 2021, to $5.461 billion at December 31, 2022, as retail and commercial depositors utilized excess liquidity on their balance sheets. Deposits contracted $274.8 million in 2022 and $203.5 million of that decrease occurred during the fourth quarter.
The $553.0 million decrease in cash and cash equivalents was utilized to fund $447.2 million in net organic loan growth during 2022. Additionally, the Company deployed $250.0 million for the purchase of available-for-sale investment securities during the first quarter of 2022. In mid 2022, the Company elected to utilize principal and interest cash flows from the investment securities portfolio to supplement liquidity for funding loans. Cash flows from the investment securities portfolio provided $114.0 million of liquidity during 2022. In addition, the Company utilized short-term borrowings of $297.0 million to offset deposit outflows.
Uses of Funds
Investment Portfolio
At year end 2022, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See "Note 2 – Securities" for more information on these investments.
On April 1, 2022, the Company elected to transfer $151.4 million in net book value of municipal bonds from the available-for-sale securities portfolio to held-to-maturity as an overall balance sheet management strategy. The fair value of these securities transferred was $127.0 million.
Purchases of securities available-for-sale totaled $315.3 million in 2022, $835.0 million in 2021 and $216.5 million in 2020. Growth of the investment portfolio during the past three years served to provide an earning asset alternative for excess balance sheet liquidity stemming from increased levels of core deposits as a result of the U.S. government's COVID-19 pandemic stimulus programs. The Company deployed $250 million of excess liquidity to the investment securities portfolio during 2022, $652 million in 2021 and $100 million in 2020 to preserve net interest margin prior to the Federal Reserve Board's tightening cycle, which began in March of 2022. Investment securities represented 20% of total assets on December 31, 2022 compared to 21% on December 31, 2021 and 13% on December 31, 2020. Management expects the investment securities portfolio as a percentage of assets to decrease over time and return to historical levels of approximately 14% as the proceeds from paydowns and maturities of these investment securities are used to fund future loan portfolio growth.

Securities sales totaled $25.3 million in 2022, $14.0 million in 2021 and $8.0 million in 2020. Paydowns from prepayments and scheduled payments of $98.8 million, $113.1 million and $90.4 million were received in 2022, 2021 and 2020, and the amortization of premiums, net of the accretion of discounts, was $6.3 million, $5.0 million and $4.0 million, respectively. Maturities and calls of securities totaled $9.3 million, $24.7 million and $7.6 million in 2022, 2021 and 2020, respectively. No provision for allowance for credit loss was recorded in connection with the investment securities portfolio in 2022 or 2021, and no other-than-temporary impairment was recognized in 2020. The investment portfolio is managed to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level. The longer duration of the investment security portfolio serves to balance the shorter duration of the loan portfolio.
The weighted average yields and maturity distribution for the securities portfolio at December 31, 2022, were as follows:

	Within One Year		After One Within Five Years		After Five Years Within Ten years		After Ten Years
(fully tax equivalent basis, dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
U.S. Treasury securities	$1,673	2.08%	$1,361	2.46%	$0	0.00%	$0	0.00%
U.S. government sponsor agency	0	0.00%	0	0.00%	4,209	1.00%	122,752	1.57%
Mortgage-backed securities: residential	4,960	3.40%	6,579	3.32%	36,979	2.51%	443,790	2.12%
State and municipal securities	1,386	3.60%	5,070	4.44%	51,228	3.43%	616,570	3.02%
Total Securities	$8,019	3.16%	$13,010	3.67%	$92,416	2.96%	$1,183,112	2.62%
The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.
Real Estate Mortgage Loans Held For Sale
Real estate mortgages held for sale decreased by $7.1 million to $357,000 at December 31, 2022 from $7.5 million at December 31, 2021 as a result of reduced mortgage refinancing demand caused by the rising interest rate environment. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells almost all of the conforming mortgage loans it originates in the secondary market. Proceeds from sales totaled $36.5 million in 2022, $126.4 million in 2021 and $114.2 million in 2020.

Loan Portfolio
The loan portfolio by class as of December 31, 2022, 2021 and 2020 was as follows:

(dollars in thousands)	2022	2021	2020
Commercial and industrial loans:
Working capital lines of credit loans	$650,948	$652,861	$626,023
Non-working capital loans	842,101	736,608	1,165,355
Total commercial and industrial loans	1,493,049	1,389,469	1,791,378
Commercial real estate and multi-family residential loans:
Construction and land development loans	517,664	379,813	362,653
Owner occupied loans	758,091	739,371	648,019
Nonowner occupied loans	706,107	588,458	579,625
Multi-family loans	197,232	247,204	304,717
Total commercial real estate and multi-family residential loans	2,179,094	1,954,846	1,895,014
Agri-business and agricultural loans:
Loans secured by farmland	201,200	206,331	195,410
Loans for agricultural production	230,888	239,494	234,234
Total agri-business and agricultural loans	432,088	445,825	429,644
Other commercial loans	113,593	73,490	94,013
Total commercial loans	4,217,824	3,863,630	4,210,049
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	212,742	176,561	167,847
Open end and junior lien loans	175,575	156,238	163,664
Residential construction and land development loans	19,249	11,921	12,007
Total consumer 1-4 family mortgage loans	407,566	344,720	343,518
Other consumer loans	88,075	82,755	103,616
Total consumer loans	495,641	427,475	447,134
Gross loans	4,713,465	4,291,105	4,657,183
Less: Allowance for credit losses	(72,606)	(67,773)	(61,408)
Net deferred loan fees	(3,069)	(3,264)	(8,027)
Loans, net	$4,637,790	$4,220,068	$4,587,748
The ratio of loans to total loans by portfolio segment as of December 31, 2022, 2021 and 2020 was as follows:

	2022	2021	2020

Commercial and industrial loans	31.68%	32.38%	38.46%
Commercial real estate and multi-family residential loans	46.23%	45.56%	40.69%
Agri-business and agricultural loans	9.17%	10.39%	9.23%
Other commercial loans	2.41%	1.71%	2.02%
Consumer 1-4 family mortgage loans	8.64%	8.03%	7.38%
Other consumer loans	1.87%	1.93%	2.22%
Total Loans	100.00%	100.00%	100.00%

In 2022, net loan balances increased by $417.7 million to $4.638 billion, and excludes approximately $28.7 million in loans originated for sale. In 2021, net loan balances decreased by $367.7 million to $4.220 billion, and excluded approximately $119.4 million in loans originated for sale. In 2020, net loan balances increased by $572.6 million to $4.588 billion, and excluded approximately $117.6 million in loans originated for sale. PPP loans of $1.5 million, $26.2 million and $412.0 million were included in non-working capital loans of commercial and industrial loans at December 31, 2022, 2021 and 2020, respectively.
The mix of The Company's loan portfolio consists primarily of commercial loans and the Bank's lending focus is on the commercial sector of the Lake City Bank footprint. Owner occupied commercial real estate loans represent in many instances the buildings and factories of our commercial and industrial borrowers. Commercial and industrial loans together with owner occupied commercial real estate loans represented 47.8% and 49.6% of total loans as of December 31, 2022 and 2021, respectively. Loans to the agriculture and agri-business sector of our Indiana footprint represent a significant loan segment of the overall loan portfolio. This loan segment is well diversified with loans to corn, soybean, poultry, dairy, swine, beef and egg growers.
The residential construction and land development loans class included construction loans totaling $12.0 million and $3.3 million as of December 31, 2022 and 2021. Increases in consumer loans during 2022 resulted from an increased focus on indirect lending to consumers and the introduction of a new adjustable rate mortgage product. The Bank generally sells conforming mortgage loans, which it originates locally, into the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.
Repricing opportunities of the loan portfolio occur either according to predetermined float rate indices, adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2022:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Total	Percent
Within one year	$619,769	$520,497	$158,548	$15,116	$11,477	$19,654	$1,345,061	28.54%
After one year, within five years	652,489	1,025,947	161,555	51,769	74,856	31,822	1,998,438	42.40%
Over five years	207,727	629,585	111,840	46,708	320,752	36,390	1,353,002	28.70%
Nonaccrual loans	13,064	3,065	145	0	481	209	16,964	0.36%
Total loans	$1,493,049	$2,179,094	$432,088	$113,593	$407,566	$88,075	$4,713,465	100.00%
    At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.
Based upon the table above, all loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2022 amounted to $1.729 billion and $1.622 billion, respectively.
Bank Owned Life Insurance
Bank owned life insurance increased by $10.8 million to $108.4 million at December 31, 2022 and by $2.4 million to $97.7 million at December 31, 2021 from $95.2 million at December 31, 2020. The increase during 2022 was primarily due to the purchase of additional life insurance policies on officers of the Bank. The increase during 2021 was primarily due to investment returns on the life insurance policies of pre-existing life insurance policies. Bank owned life insurance investment income is used as an offset to the cost of life insurance purchased by the Bank as a benefit for bank officers.

Sources of Funds
The average daily deposits and borrowings together with the average rates paid on those deposits and borrowings for the years ended December 31, 2022, 2021 and 2020 are summarized in the following table:

	2022		2021		2020		% Balance Change From Prior Year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2022	2021
Noninterest bearing demand deposits	$1,842,777	0.00%	$1,671,172	0.00%	$1,309,901	0.00%	10.27%	27.58%
Savings and transaction accounts:
Savings deposits	419,997	0.08	360,915	0.08	270,010	0.08	16.37	33.67
Interest bearing demand deposits	2,689,572	1.16	2,392,220	0.28	1,862,077	0.50	12.43	28.47
Time deposits:
Deposits of $100,000 or more	579,797	0.60	714,353	0.81	946,569	1.64	(18.84)	(24.53)
Other time deposits	185,215	0.70	218,624	0.93	262,040	1.66	(15.28)	(16.57)
Total deposits	$5,717,358	0.63%	$5,357,284	0.28%	$4,650,597	0.63%	6.72%	15.20%
FHLB advances and other borrowings	38,614	1.03	75,408	0.40	96,642	0.78	(48.79)	(21.97)
Total funding sources	$5,755,972	0.64%	$5,432,692	0.28%	$4,747,239	0.63%	5.95%	14.44%
Time deposits as of December 31, 2022 will mature as follows:

(dollars in thousands)	$100,000 or more	$100,000 or less	Total	% of Total
Within three months	$98,463	$32,775	$131,238	20.96%
Over three months, within six months	59,341	28,947	88,288	14.10
Over six months, within twelve months	113,361	46,573	159,934	25.54
Over twelve months	184,262	62,464	246,726	39.40
Total time certificates of deposit	$455,427	$170,759	$626,186	100.00%
Deposits
Total deposits decreased by $274.8 million to $5.461 billion, at December 31, 2022 compared to December 31, 2021. The decrease in deposits was attributable to a decrease in core deposits. Total deposit contraction was led by a decrease of $243.7 million, or 11.2%, in retail deposits. In addition, commercial deposits decreased $176.3 million, or 7.8%, while public funds deposits increased by $145.2 million, or 11.3%. The decrease in deposits during 2022 reflects the normalization of excess liquidity in our customer's deposit accounts and occurred primarily during the fourth quarter of 2022. Rising inflation is considered a contributor to the decline in deposits during 2022 after the surge in deposits experienced during 2020 and 2021 from PPP funding and COVID-related stimulus programs.
Total deposits increased by $698.6 million to $5.735 billion, at December 31, 2021 compared to December 31, 2020. The growth in deposits consisted of $703.6 million in core deposit growth offset by a decrease of $5.0 million in brokered deposits. Total deposit growth was led by an increase of $321.9 million, or 16.6%, in commercial deposits. In addition, retail deposits increased by $259.5 million, or 13.5%, while public funds deposits increased by $122.2 million, or 10.5%. PPP loan proceeds to borrowers and government stimulus to consumers impacted the increase in deposits during 2021 as loan proceeds and other stimulus payments were deposited into customer checking and savings accounts at the Bank. Proceeds from the sale of customer businesses also contributed to the increase in deposits during 2021.

As previously noted, 26% of the Company’s deposit base is attributable to public fund entities which primarily represent customers in the Company’s geographic footprint. A majority of public fund balances represent customers with operating accounts at the Bank. A shift in funding away from public fund deposits could require the Company to execute alternative funding plans under the Contingency Funding Plan discussed in further detail under “Liquidity Risk”. The following table presents total deposits by portfolio segment as of December 31, 2022, 2021 and 2020:

(dollars in thousands)	2022		2021		2020
Commercial	$2,085,934	38.2%	$2,262,229	39.4%	$1,940,306	38.5%
Retail	1,934,787	35.4	2,178,534	38.0	1,919,040	38.1
Public funds	1,429,872	26.1	1,284,641	22.3	1,162,457	23.0
Core deposits	$5,450,593	99.7%	$5,725,404	99.7%	$5,021,803	99.6%
Brokered deposits	10,027	0.3	10,003	0.3	15,002	0.4
Total deposits	$5,460,620	100.0%	$5,735,407	100.0%	$5,036,805	100.0%
FHLB Advances and Other Borrowings
During 2022, average total short-term borrowings increased by $6.2 million to $6.6 million, as the Company's excess liquidity position normalized after experiencing a reduction in cash and short-term investments. Ending balances of short-term and miscellaneous borrowings increased to $297.0 million at December 31, 2022, from $0 at December 31, 2021. Average total long-term borrowings decreased by $42.9 million to $32.1 million, due to the repayment of a $75.0 million long-term, putable FHLB advance. The FHLB excercised its putable option during the second quarter of 2022.
During 2021, average total short-term borrowings decreased by $33.9 million to $408,000, primarily due to lower short-term FHLB borrowings and lower usage of the Company's holding company line of credit. Ending balances of short-term and miscellaneous borrowings decreased by $10.5 million during 2021 to $0. The decrease was due to the payoff of the Company's holding company line of credit which was used in connection with its share repurchase activity during 2020. The holding company's line repayment was funded by a dividend from the Bank.
Capital
The Company believes that a strong, appropriately managed capital position is critical to support continued growth of loans and earnings. Capital is used primarily to fund continued organic loan growth and to support dividends to shareholders. The Company had a total risk-based capital ratio of 15.07%, a Tier I risk-based capital ratio of 13.82% and a common Tier 1 risk-based capital ratio of 13.82% as of December 31, 2022. These ratios met or exceeded the Federal Reserve Bank’s “well-capitalized” minimums of 10.0%, 8.0% and 6.5%, respectively. The Company also had a Tier 1 leverage ratio of 11.50% and a tangible equity ratio of 8.79%. When excluding the impact of accumulated other comprehensive income (loss) on tangible common equity, the Company's adjusted tangible common equity to adjusted tangible assets was 11.30%. See "Note 15 – Capital Requirements and Restrictions on Retained Earnings" for more information.
The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity decreased by 19.3% to $568.9 million as of December 31, 2022 from $704.9 million as of December 31, 2021. The Company earned $103.8 million in 2022 and $95.7 million in 2021. The Company declared cash dividends of $1.60 per share in 2022, which decreased equity by $40.9 million. The Company declared cash dividends of $1.36 per share in 2021, which decreased equity by $34.7 million. Total stockholder's equity has been impacted by declines in the market value of the Company's available-for-sale investment securities portfolio. The market value decline, resulting from rising interest rates during 2022, has generated unrealized losses in the available-for-sale portfolio. Unrealized losses from the available-for-sale investment securities portfolio are recorded, net of tax, in accumulated other comprehensive income (loss) in the statement of stockholders' equity. Changes in the fair value of available-for-sale securities and the defined benefit pension plan negatively impacted equity by $205.0 million in 2022 compared to a decrease of $11.7 million in 2021. The impact to equity due to other comprehensive income (loss) is not included in regulatory capital.

RISK MANAGEMENT
Overview
The Company, with the oversight of the Corporate Risk Committee of the board of directors, has developed a company-wide risk management program intended to help identify, manage and mitigate the various business risks it faces. Following is a discussion addressing the risks identified as most significant to the Company – Credit, Liquidity, Interest Rate and Market Risk. Item 7A. includes additional discussion about market risk.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from lending and to a lesser extent, investment activities.
Investment Portfolio
The Company’s investment portfolio consists of U.S. treasuries, government agencies and municipal bonds subject to an investment security policy that is approved annually by the board of directors. During 2022, purchases in the securities portfolio consisted of primarily municipal bonds, agency securities and mortgage-backed securities. As of December 31, 2022, the Company’s investment in U.S government sponsored mortgage-backed securities represented approximately 38% of total investment securities fair value consisting of Collateralized Mortgage Obligations, Commercial Mortgage-Backed Securities and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company in 2022 were within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. As of December 31, 2022, all mortgage-backed securities were performing in a manner consistent with management’s expectations at time of purchase. Municipal securities represent 52% of total investment securities fair value as of December 31, 2022 and were rated investment grade at the time of purchase and continue to be rated investment grade. The Company uses analytics provided by its third party portfolio advisor to evaluate and monitor credit risk for all investments on a quarterly basis. Based upon these analytics as of December 31, 2022, the securities in the combined available-for-sale and held-to-maturity portfolios had an effective duration of approximately 6.5 years. The analysis indicated a negative 17.98% change in market value in the event of a 300 basis point upward, instantaneous rate shock and an approximate positive 6.54% change in market value in the event of a 100 basis point downward, instantaneous rate shock.
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
There were no loan concentrations within industries, which exceeded ten percent of total loans, except commercial real estate. Commercial real estate was $2.179 billion, or 46.2%, of total loans at December 31, 2022. The owner occupied commercial real estate portfolio generally represents the financing of factories and operational facilities for the Bank's commercial and industrial borrowers. The Company’s in-house lending limit is $40.0 million. Manufacturing loans are included in the commercial and industrial loans total and are well diversified by industry. Agri-business and agricultural loans represent 9.2% of total loans as of December 31, 2022 and are not concentrated to any agricultural sector. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its geographic market areas and to diverse industries.

The following is a summary of nonperforming loans as of December 31, 2022 and 2021.

(dollars in thousands)	2022	2021
Amount of loans outstanding, net of deferred fees, December 31,	$4,710,396	$4,287,841

Commercial and industrial loans
Past due accruing loans (90 days or more)	1	0
Nonaccrual loans(1)	13,064	10,562
Subtotal nonperforming loans	13,065	10,562
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans(1)	3,065	3,634
Subtotal nonperforming loans	3,065	3,634
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans(1)	145	335
Subtotal nonperforming loans	145	335
Other commercial loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans(1)	0	0
Subtotal nonperforming loans	0	0
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	122	117
Nonaccrual loans(1)	481	153
Subtotal nonperforming loans	603	270
Other consumer loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans(1)	209	289
Subtotal nonperforming loans	209	289
Total nonperforming loans	$17,087	$15,090

Ratio:
Nonperforming loans to total loans	0.36%	0.35%
(1)Includes nonaccrual troubled debt restructured loans at December 31, 2021.

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate owned and repossessions, the total of which amounted to $17.2 million and $15.3 million at December 31, 2022 and 2021, respectively. Nonperforming loans increased by $2.0 million during 2022, due primarily to one commercial relationship, partially offset by paydowns and upgrades.
During the fourth quarter 2022, the Company downgraded a single $10.7 million commercial relationship that the Bank became aware of in early 2023. As a result of the deterioration of this credit, $3.7 million of the balance was charged off with the remaining $7.0 million placed on nonaccrual status. The relationship was downgraded due to the severe impact on the business caused by the improving conditions related to the COVID-19 pandemic. The borrower is a manufacturer of name brand home and commercial cleaning and disinfecting products that are sold through third party firms to regional and national grocery and retail chains. Demand for these products substantially declined during 2022 as the pandemic subsided. As a result, the borrower's largest customer encountered financial challenges, precipitated by the dramatic decline in demand for these products, and ceased operations. The credit is supported by an unlimited personal guarantee of the business owner and the Bank is actively working with the borrower to structure a long-term repayment plan. Offsetting the increase to nonperforming assets caused by the placement of this credit on nonaccrual status were payoffs to other nonaccrual notes during 2022.
Loans for which the borrower appears to be unable or unwilling to repay its debt in full or on time, and the collateral is insufficient to cover all principal and accrued interest, will be reclassified as nonperforming to the extent they are unsecured, on or before the date when the loan becomes 90 days delinquent, with the exception of small dollar other consumer loans which are not placed on nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued, all unpaid accrued interest is reversed and interest income is subsequently recorded only to the extent cash payments are received. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured.
A loan is individually analyzed when full payment under the original loan terms is not expected. Reserves are evaluated in total for smaller-balance loans of similar nature not in nonaccrual status such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans including material modifications made to borrowers experiencing financial difficulty. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flow or at the fair value of collateral if repayment is expected solely from the collateral.
Total nonperforming loans were $17.1 million, or 0.36% of total loans, at December 31, 2022 versus $15.1 million, or 0.35% of total loans, at December 31, 2021. There were 39 loans totaling $31.3 million classified as individually analyzed as of December 31, 2022 versus 34 loans totaling $25.6 million at the end of 2021. The increase in individually analyzed loans during 2022 resulted primarily from the downgrade of the previously described $10.7 million commercial loan relationship placed on nonaccrual status. The credit is supported by an unlimited personal guarantee of the business owner and the Bank is actively working with the borrower to structure a long-term repayment plan. Paydowns and upgrades of other individually analyzed loans offset the increase to individually analyzed loans for the year ended December 31, 2022.
Loans renegotiated as modifications to borrowers experiencing financial difficulty are those loans for which either the contractual interest rate has been reduced below market rates and/or other concessions to market terms are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan. No loans received a material modification as a result of borrower financial difficulty during the year ended December 31, 2022.
Prior to January 1, 2022, loans renegotiated as troubled debt restructurings are those for which either the contractual interest rate has been reduced below market rates and/or other concessions to market terms are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.
As of December 31, 2021, there were 27 loans totaling $11.3 million renegotiated as troubled debt restructurings of which $217,000 were modified in 2021. Of these loans, $6.2 million were included in nonaccrual loans in the previous table and the remaining $5.1 million were performing under their modified terms. The Company has no commitments to lend additional funds to any of the borrowers.

The following is a summary of the credit loss experience for the years ended December 31, 2022, 2021 and 2020.

(dollars in thousands)	2022	2021	2020
Amount of loans outstanding, net of deferred fees, December 31,	$4,710,396	$4,287,841	$4,649,156
Average daily loans outstanding during the year ended December 31,	$4,427,166	$4,421,094	$4,424,472
Allowance for credit losses, January 1,	$67,773	$61,408	$50,652

Impact of adopting ASC 326	0	9,050	0
Loans charged-off:
Commercial and industrial loans	4,022	5,575	4,524
Commercial real estate and multi-family residential loans	597	70	72
Agri-business and agricultural loans	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans	42	51	141
Other consumer loans	473	287	516
Total loans charged-off	5,134	5,983	5,253
Recoveries of loans previously charged-off:
Commercial and industrial loans	71	1,559	428
Commercial real estate and multi-family residential loans	277	14	315
Agri-business and agricultural loans	0	320	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans	52	122	333
Other consumer loans	192	206	163
Total recoveries	592	2,221	1,239
Net loans charged-off (recovered)	4,542	3,762	4,014
Provision for credit loss charged to expense	9,375	1,077	14,770
Balance, December 31,	$72,606	$67,773	$61,408

Ratios:
Net charge-offs to average daily loans outstanding:
Commercial and industrial loans	0.09%	0.09%	0.09%
Commercial real estate and multi-family residential loans	0.01	0.00	0.00
Agri-business and agricultural loans	0.00	0.00	0.00
Other commercial loans	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	0.00	0.00	0.00
Other consumer loans	0.00	0.00	0.00
Total ratio of net charge-offs (recoveries)	0.10%	0.09%	0.09%

Allowance for credit losses on loans to:
Total loans	1.54%	1.58%	1.32%
Total loans (excluding PPP loans)	1.54%	1.59%	1.45%
Ratio of allowance for credit losses to nonperforming loans	424.91%	449.13%	507.42%

The following is a summary of the allocation for credit losses as of December 31, 2022 and 2021.

(dollars in thousands)	2022	2021
Allocated allowance for credit losses:
Commercial and industrial loans	$35,290	$30,595
Commercial real estate and multi-family residential loans	27,394	26,535
Agri-business and agricultural loans	4,429	5,034
Other commercial loans	917	1,146
Consumer 1-4 family mortgage loans	3,001	2,866
Other consumer loans	1,021	1,147
Total allocated allowance for credit losses	72,052	67,323
Unallocated allowance for credit losses	554	450
Total allowance for credit losses	$72,606	$67,773
At December 31, 2022, the allowance for credit losses was 1.54% of total loans outstanding, versus 1.58% of total loans outstanding at December 31, 2021. The allowance for credit losses was 1.54% of total loans outstanding, excluding PPP loans of $1.5 million, as of December 31, 2022 versus 1.59% of total loans outstanding, excluding PPP loans of $26.2 million, as of December 31, 2021. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for credit losses calculation. Management believes the allowance for credit losses is at a level commensurate with the overall risk exposure of the loan portfolio. The process of identifying expected credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover expected credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the credit loss reserve includes the considerations below.
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
At December 31, 2022, on the basis of management’s review of the loan portfolio, the Company had 58 credits totaling $161.0 million on the classified loan list versus 81 credits totaling $234.5 million on December 31, 2021. These amounts represent outstanding balances, excluding deferred fees and costs. The decrease in classified loans during 2022 reflects the continued strengthening of the Company’s asset quality to historically strong levels and is reflective of the resilience of the Company's borrowers despite recent economic challenges presented by disruptions to the supply chain, the availability of labor, and elevated levels of inflation. As of December 31, 2022, the Company had $115.7 million of assets classified as Special Mention, $45.3 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $176.6 million, $57.9 million, $0 and $0, respectively, at December 31, 2021. The balances reported in "Note 4 – Allowance for Credit Losses and Credit Quality" include deferred fees and costs.

There were no material modifications to borrowers experiencing financial difficulty performed during 2022 included in the classified loan amounts for December 31, 2022. Included in the classified loan amounts for December 31, 2021 were the following troubled debt restructured loans: 13 mortgage loans totaling $1.2 million with total allocations of $209,000, and 7 commercial loans totaling $3.9 million with total allocations of $1.6 million.
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
Allowance estimates are developed by management taking into account actual loss experience, subject to a floor, adjusted for current economic conditions and a reasonably supportable forecast period. The Company has regular discussions regarding this methodology with regulatory authorities. Allowance estimates are considered a prudent measurement of the risk in the Company's loan portfolio based upon loan segment. In accordance with accounting guidance, the allowance is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amounts. For a more thorough discussion of the allowance for credit losses methodology see the "Critical Accounting Policies" section of this Item 2.
The allowance for credit losses increased 7.1%, or $4.8 million, from $67.8 million at December 31, 2021 to $72.6 million at December 31, 2022 due primarily to provision expense of $7.0 million recorded in the fourth quarter related to the previously described commercial loan placed on nonaccrual status. Pooled loan allocations decreased $492,000 from $58.7 million at December 31, 2021 to $58.2 million at December 31, 2022. The unallocated component of the allowance for credit losses was $554,000 at December 31, 2022, which increased from $450,000 reported at December 31, 2021. The unallocated component of the allowance for credit losses incorporates the Company’s judgmental determination of expected losses that may not be fully reflected in other allocations.
The Company has experienced growth in total loans, excluding PPP loans, over the last several years with organic growth exclusive of PPP loans of $447.2 million, or 10.5%, from December 31, 2021 to December 31, 2022. The concentration of this loan growth was in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining credit loss allocations. Management believes that it is prudent to continue to provide for credit losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.
Watch list loans were $73.5 million lower at $161.0 million as of December 31, 2022, compared to $234.5 million at December 31, 2021. Watch list loans represent 3.42% of total loans at December 31, 2022 compared to 5.47% at December 31, 2021. Watch list loans excluding PPP loans reached a historic low of 3.42% of total loans at December 31, 2022 compared to 5.50% at December 31, 2021. This reflects a more comparable ratio to prior periods, as PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for credit losses calculation. The reduction in watch list loans resulted primarily from upgrades of $19.3 million and payoffs of $43.2 million. The Company's continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative portion in loan work-out situations.
Liquidity Risk
Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. Liquidity is monitored and closely managed by the ALCO Committee.
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. The cash flow from the securities portfolio is expected to provide approximately $115.6 million of potential contingent funding in 2023.

During 2022, the Company's liquidity levels normalized as commercial and retail depositors utilized liquidity that had built up in their accounts during 2020 and 2021. Management expects future liquidity needs to be met by a combination of proceeds from paydowns, calls and maturities from the investment securities portfolio, deposit growth and borrowings.
The Company has approval of $3.292 billion in secondary funding sources available as of December 31, 2022, of which $307.0 million was utilized. The Company had $350.0 million of availability in federal funds lines with eleven correspondent banks, of which $22.0 million was drawn on as of December 31, 2022. The Company has board of directors approval to borrow up to $800.0 million at the FHLB, but given the Company’s current collateral structure and outstanding borrowings as of December 31, 2022, the Company could have only borrowed up to $66.5 million under this authority. The Company has additional collateral that could be pledged to the FHLB of $486.2 million as of December 31, 2022 to generate additional liquidity. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $758.3 million given its current collateral structure at the Federal Reserve Bank discount window program and the terms of that facility at December 31, 2022, with no balances outstanding at December 31, 2022. The Company also has established relationships in the brokered time deposit and brokered money market sectors, as well as the IntraFi Network CD Option One-Way Buy program, to access these funds when desired with settlement of funds in one to two weeks’ time. Additionally, the Bank has entered agreements with IntraFi Network relative to their Insured Cash Sweep One-Way Buy program. As of December 31, 2022, the total amount available to the Bank via this program was $100.0 million, of which $10.0 million was drawn. The Bank is also a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an ‘offer’ out to sell that day. As of December 31, 2022, the total amount approved for the Bank via AFX banks was $319.0 million and none was outstanding at year end.
The Company had 91% of its securities in the available-for-sale portfolio at December 31, 2022, allowing the Company extensive flexibility to sell securities to meet funding demands. The remaining portion of investments securities were designated as held-to-maturity. Management believes the majority of the securities in investment portfolio are of high quality and marketable. Approximately 48% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. At December 31, 2022, 93% of municipal securities owned by the Company were AAA or AA rated with a diversified geography of state issuer. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.
The Company has a formalized Contingency Funding Plan (“CFP”). The Board and management recognize the importance of liquidity during times of normal operations and in times of stress. The CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, the Federal Reserve Bank, brokered deposits, one-way buy products via the IntraFi Network (CD Option and ICS) and Federal Funds. The CFP also addresses the Bank’s ability to liquidate its securities portfolio. The CFP funding sources at the holding company level include a holding company committed line of credit, as well as the ability to transfer securities from the investment subsidiary of the Bank to the Company. The Company’s committed line of credit has availability up to $30.0 million, of which $0 was drawn upon as of December 31, 2022.
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
The following table discloses information on the maturity of the Company’s contractual long-term obligations as of December 31, 2022.

	Payments Due by Period
(dollars in thousands)	Total	One year or less	1-3 years	3-5 years	After 5 years
Operating leases	$5,896	$727	$1,500	$1,484	$2,185
Pension and SERP plans	2,263	328	579	550	806
Total contractual long-term cash obligations	$8,159	$1,055	$2,079	$2,034	$2,991

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
The Company’s exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments. Off-balance sheet transactions are more fully discussed in "Note 17 – Commitments, Off-Balance Sheet Risks and Contingencies".
The following table discloses information on the maturity of the Company’s commitments.

	Amount of Commitment Expiration Per Period
(dollars in thousands)	Total Amount Committed	One year or less	Over one year
Unused loan commitments	$2,654,071	$1,400,103	$1,253,968
Standby letters of credit	48,406	45,415	2,991
Total commitments and letters of credit	$2,702,477	$1,445,518	$1,256,959
Interest Rate Risk
Interest rate risk is the risk that the estimated fair value of the Company’s assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.
Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest bearing assets on December 31, 2022 and using changes in the interest rate environment over a one-year period, the net interest margin could be expected to decline in a falling interest rate environment and increase in a rising interest rate environment. Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board.
During 2022 the FOMC increased the target federal funds rate a total of 425 basis points through seven rate moves. Commencing in March 2022, rate increases were implemented at every remaining FOMC meeting for the year. The combined effect of these actions increased the target federal funds rate to a range of 4.25% to 4.50%. The FOMC statement released for the meeting in December 2022 repeated their commitment to lowering inflation to 2% and to further tightening, while also noting modest economic growth, strong employment growth and an unemployment rate that remains low. The FOMC anticipates that ongoing increases to the target range will be appropriate to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2% over time. The updated economic projections released at the December meeting project the median federal funds rate rising to 5.1% in 2023 before easing to 4.1% in 2024. Additionally, the longer run median forecast for the federal funds rate was left unchanged at 2.50%. The combined result of the increase in the yield on earning assets offset by an increase in the cost of funding earning assets led to increase net interest margin from 3.07% for 2021 to 3.40% for 2022 given the Company’s asset sensitive balance sheet. The Company’s yield on earning assets increased 67 basis points during 2022 as assets repriced at higher rates primarily due to the FOMC rate increases noted above and a significantly higher yield curve as when compared to 2021. The commercial loan portfolio represents 89% of the total loan portfolio. Approximately 67% of the commercial loan portfolio are variable rate loans which are primarily indexed to Prime, 1 Month Term SOFR, 1 Month LIBOR and FHLB indices. The rate paid on deposit accounts and purchased funds increased 36 basis points for 2022 mainly due to increased rates paid on public fund transactional accounts as these accounts are typically more sensitive to interest rates. The realized increase in the rate paid on deposit accounts and purchased funds was lessened by an increase in the average balance of non-interest bearing demand deposit accounts for 2022 verses 2021, primarily in commercial deposit accounts.

Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2023 in response to inflation, economic conditions and geopolitical concerns, the results of any of the administration’s changes to economic policy and laws, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services. In general, we expect loans to reprice quicker than deposits in a rising and falling rate environment as quantified in the sensitivity to market rates table in Item 7A.
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

	2022
	Principal/Notional Amount Maturing in:
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Fair Value 12/31/2022
Rate sensitive assets:
Fixed interest rate loans	$611,713	$378,532	$254,896	$145,491	$83,612	$122,762	$1,597,006	$1,541,036
Average interest rate	4.19%	4.28%	4.36%	4.34%	4.63%	4.65%
Variable interest rate loans	$1,498,699	$489,011	$288,555	$221,376	$160,702	$455,047	$3,113,390	$2,999,754
Average interest rate	7.05%	6.79%	6.37%	6.39%	6.57%	6.82%
Total loans	$2,110,412	$867,543	$543,451	$366,867	$244,314	$577,809	$4,710,396	$4,540,790
Average interest rate	6.22%	5.70%	5.43%	5.58%	5.91%	6.36%
Fixed interest rate securities	$111,438	$71,094	$62,859	$62,190	$57,016	$1,164,428	$1,529,025	$1,296,557
Average interest rate	2.33%	2.08%	1.99%	2.04%	2.05%	2.53%
Other interest-bearing assets	$49,290	$0	$0	$0	$0	$0	$49,290	$49,290
Average interest rate	3.73%	0.00%	0.00%	0.00%	0.00%	0.00%
Total earning assets	$2,271,140	$938,637	$606,310	$429,057	$301,330	$1,742,237	$6,288,711	$5,886,637
Average interest rate	5.97%	5.42%	5.07%	5.06%	5.18%	3.79%
Rate sensitive liabilities:
Noninterest bearing checking	$314,375	$155,094	$138,092	$123,173	$109,641	$896,386	$1,736,761	$1,736,761
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$552,144	$193,903	$174,028	$156,700	$141,564	$1,879,335	$3,097,674	$3,097,674
Average interest rate	2.50%	1.90%	1.96%	2.02%	2.08%	2.73%
Time deposits	$379,459	$206,081	$15,132	$12,583	$12,546	$384	$626,185	$621,206
Average interest rate	0.76%	2.11%	1.60%	1.00%	2.11%	0.99%
Total deposits	$1,245,978	$555,078	$327,252	$292,456	$263,751	$2,776,105	$5,460,620	$5,455,641
Average interest rate	1.34%	1.45%	1.12%	1.13%	1.22%	1.85%
Fixed interest rate borrowings	$297,000	$0	$0	$0	$0	$0	$297,000	$275,000
Average interest rate	4.24%	0.00%	0.00%	0.00%	0.00%	0.00%
Total funds	$1,542,978	$555,078	$327,252	$292,456	$263,751	$2,776,105	$5,757,620	$5,752,641
Average interest rate	1.90%	1.45%	1.12%	1.13%	1.22%	1.85%
Interest rate sensitivity gap by period	$728,162	$383,559	$279,058	$136,601	$37,579	$(1,033,868)
Cumulative rate sensitivity gap	$728,162	$1,111,721	$1,390,779	$1,527,380	$1,564,959	$531,091
Cumulative rate sensitivity ratio
at December 31, 2022	147.2%	169.1%	185.3%	146.7%	114.2%	62.8%
at December 31, 2021	178.8%	167.5%	140.5%	110.9%	123.2%	47.2%
The Company utilizes computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company’s asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools: GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling, which are constructed, presented and monitored quarterly. Management believes that the Company’s liquidity and interest sensitivity position at December 31, 2022, remained adequate to meet the Company’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places a greater level of credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company’s management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2022 for the next 12 months using a scenario in which interest rates remained unchanged was a negative 6.49% of earning assets.

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
Results for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at December 31, 2022. The net interest income shown represents cumulative net interest income over a twelve-month time horizon.

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$229,133	$198,763	$210,083	$220,508	$225,023	$227,183	$230,806	$232,466	$235,761	$242,422	$249,200
Variance from Base		($30,370)	($19,050)	($8,625)	($4,110)	($1,950)	$1,673	$3,333	$6,628	$13,289	$20,067
Percent of change from Base		(13.25)%	(8.31)%	(3.76)%	(1.79)%	(0.85)%	0.73%	1.45%	2.89%	5.80%	8.76%
For more information on the Company’s interest rate sensitivity see the Interest Rate Risk discussion in Item 7A. above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of Lakeland Financial Corporation
Warsaw, Indiana
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 4 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.
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
Allowance for Credit Losses (ACL) – Qualitative Adjustments
As described in Notes 1 and 4 to the consolidated financial statements and referred to in the change in accounting principle explanatory paragraph above, the Company adopted ASC 326 as of January 1, 2021, which among other things, required the Company to recognize expected credit losses over the contractual lives of financial asset carried at amortized costs, including loans receivables, utilizing the Current Expected Credit Losses (“CECL”) methodology. As of December 31, 2022, the ACL balance was $72,606,000. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. The Company utilized a Probability of Default/ Loss Given Default model derived from historical charge-off data to construct a loss rate for each identified loan segment. The loss rates, subject to a floor, are then adjusted, for reasonable and supportable forecasts of relevant economic indicators as well as other environmental factors based on the risks present for each portfolio segment. The environmental factors (“qualitative adjustments”) include consideration of economic conditions and portfolio trends.
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
South Bend, Indiana
February 22, 2023

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

December 31	2022	2021
ASSETS
Cash and due from banks	$80,992	$51,830
Short-term investments	49,290	631,410
Total cash and cash equivalents	130,282	683,240

Securities available-for-sale, at fair value	1,185,528	1,398,558
Securities held-to-maturity, at amortized cost (fair value of $111,029 and $0 respectively)	128,242	0
Real estate mortgage loans held-for-sale	357	7,470

Loans, net of allowance for credit losses of $72,606 and $67,773	4,637,790	4,220,068

Land, premises and equipment, net	58,097	59,309
Bank owned life insurance	108,407	97,652
Federal Reserve and Federal Home Loan Bank Stock	15,795	13,772
Accrued interest receivable	27,994	17,674
Goodwill	4,970	4,970
Other assets	134,909	54,610
Total assets	$6,432,371	$6,557,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest bearing deposits	$1,736,761	$1,895,481
Interest bearing deposits	3,723,859	3,839,926
Total deposits	5,460,620	5,735,407

Federal Funds purchased	22,000	0
Federal Home Loan Bank advances	275,000	75,000
Total borrowings	297,000	75,000

Accrued interest payable	3,186	2,619
Other liabilities	102,678	39,391
Total liabilities	5,863,484	5,852,417

Commitments, off-balance sheet risks and contingencies (Notes 1 and 17)

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,825,127 shares issued and 25,349,225 outstanding as of December 31, 2022
25,777,609 shares issued and 25,300,793 outstanding as of December 31, 2021	127,004	120,615
Retained earnings	646,100	583,134
Accumulated other comprehensive income (loss)	(188,923)	16,093
Treasury stock, at cost (475,902 shares and 476,816 shares as of December 31, 2022 and 2021, respectively)	(15,383)	(15,025)
Total stockholders’ equity	568,798	704,817
Noncontrolling interest	89	89
Total equity	568,887	704,906
Total liabilities and equity	$6,432,371	$6,557,323
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)

Years Ended December 31	2022	2021	2020
NET INTEREST INCOME
Interest and fees on loans
Taxable	$202,004	$170,081	$176,538
Tax exempt	1,664	470	647
Interest and dividends on securities
Taxable	14,132	9,086	6,973
Tax exempt	19,553	13,033	8,577
Other interest income	2,214	549	368
Total interest income	239,567	193,219	193,103

Interest on deposits	36,281	14,827	29,342
Interest on borrowings
Short-term	272	7	506
Long-term	127	297	247
Total interest expense	36,680	15,131	30,095

NET INTEREST INCOME	202,887	178,088	163,008

Provision for credit losses	9,375	1,077	14,770

NET INTEREST INCOME AFTER PROVISION FOR
CREDIT LOSSES	193,512	177,011	148,238

NONINTEREST INCOME
Wealth advisory fees	8,636	8,750	7,468
Investment brokerage fees	2,318	1,975	1,670
Service charges on deposit accounts	11,595	10,608	10,110
Loan and service fees	12,214	11,922	10,085
Merchant and interchange fee income	3,560	3,023	2,408
Bank owned life insurance income	432	2,467	2,105
Interest rate swap fee income	579	1,035	5,089
Mortgage banking income	633	1,418	3,911
Net securities gains	21	797	433
Other income	1,874	2,725	3,564
Total noninterest income	41,862	44,720	46,843

NONINTEREST EXPENSE
Salaries and employee benefits	58,530	57,882	49,413
Net occupancy expense	6,287	5,728	5,851
Equipment costs	5,763	5,530	5,766
Data processing fees and supplies	12,826	12,674	11,864
Corporate and business development	5,198	4,262	3,093
FDIC insurance and other regulatory fees	1,999	2,242	1,707
Professional fees	6,483	7,064	5,314
Other expense	13,124	8,905	8,197
Total noninterest expense	110,210	104,287	91,205

INCOME BEFORE INCOME TAX EXPENSE	125,164	117,444	103,876
Income tax expense	21,347	21,711	19,539
NET INCOME	$103,817	$95,733	$84,337

BASIC WEIGHTED AVERAGE COMMON SHARES	25,528,328	25,475,994	25,469,242

BASIC EARNINGS PER COMMON SHARE	$4.07	$3.76	$3.31

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,712,538	25,620,105	25,573,941

DILUTED EARNINGS PER COMMON SHARE	$4.04	$3.74	$3.30
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

Years Ended December 31	2022	2021	2020
Net income	$103,817	$95,733	$84,337
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(261,256)	(14,553)	20,148
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity	1,518	0	0
Reclassification adjustment for gains included in net income	(21)	(797)	(433)
Net securities gain (loss) activity during the period	(259,759)	(15,350)	19,715
Tax effect	54,549	3,224	(4,140)
Net of tax amount	(205,210)	(12,126)	15,575
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	115	390	(105)
Amortization of net actuarial loss	144	242	251
Net gain (loss) on activity during the period	259	632	146
Tax effect	(65)	(157)	(36)
Net of tax amount	194	475	110
Total other comprehensive income (loss), net of tax	(205,016)	(11,651)	15,685
Comprehensive income (loss)	$(101,199)	$84,082	$100,022
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands, except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity	Interest	Equity

Balance at January 1, 2020	25,444,275	$114,858	$475,247	$12,059	$(4,153)	$598,011	$89	$598,100
Net income			84,337			84,337		84,337
Other comprehensive income, net of tax				15,685		15,685		15,685
Cash dividends declared, $1.20 per share			(30,579)			(30,579)		(30,579)
Treasury shares purchased under share repurchase plan	(289,101)	0			(10,012)	(10,012)		(10,012)
Treasury shares purchased under deferred directors' plan	(11,566)	535			(535)	0		0
Treasury shares sold and distributed under deferred directors’ plan	5,748	(119)			119	0		0
Stock activity under equity incentive plans	90,392	(2,137)				(2,137)		(2,137)
Stock based compensation expense		1,790				1,790		1,790
Balance at December 31, 2020	25,239,748	$114,927	$529,005	$27,744	$(14,581)	$657,095	$89	$657,184
Impact of adopting ASC 326, net of tax			(6,951)			(6,951)		(6,951)
Net income			95,733			95,733		95,733
Other comprehensive loss, net of tax				(11,651)		(11,651)		(11,651)
Cash dividends declared, $1.36 per share			(34,653)			(34,653)		(34,653)
Treasury shares purchased under deferred directors’ plan	(8,820)	559			(559)	0		0
Treasury shares sold and distributed under deferred directors’ plan	5,664	(115)			115	0		0
Stock activity under equity incentive plans	64,201	(1,914)				(1,914)		(1,914)
Stock based compensation expense		7,158				7,158		7,158
Balance at December 31, 2021	25,300,793	$120,615	$583,134	$16,093	$(15,025)	$704,817	$89	$704,906
Net income			103,817			103,817		103,817
Other comprehensive loss, net of tax				(205,016)		(205,016)		(205,016)
Cash dividends declared, $1.60 per share			(40,851)			(40,851)		(40,851)
Treasury shares purchased under deferred directors’ plan	(7,641)	579			(579)	0		0
Treasury shares sold and distributed under deferred directors’ plan	8,555	(221)			221	0		0
Stock activity under equity incentive plans	47,518	(1,780)				(1,780)		(1,780)
Stock based compensation expense		7,811				7,811		7,811
Balance at December 31, 2022	25,349,225	$127,004	$646,100	$(188,923)	$(15,383)	$568,798	$89	$568,887
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Years Ended December 31	2022	2021	2020
Cash flows from operating activities:
Net income	$103,817	$95,733	$84,337
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	6,020	6,105	6,042
Provision for credit losses	9,375	1,077	14,770
Net loss on sale and write down of other real estate owned	96	67	0
Amortization of loan servicing rights	757	2,282	772
Net change in loan servicing rights valuation allowance	(715)	0	715
Loans originated for sale, including participations	(28,666)	(119,439)	(117,600)
Net gain on sales of loans	(1,028)	(4,376)	(4,510)
Proceeds from sale of loans, including participations	36,454	126,391	114,244
Net (gain) loss on sale of premises and equipment	7	43	86
Net (gain) loss on sales and calls of securities available-for-sale	(21)	(797)	(433)
Net securities amortization	6,342	4,959	3,998
Stock based compensation expense	7,811	7,158	1,790
Earnings on life insurance	(432)	(2,467)	(2,105)
Gain on life insurance	0	(415)	(730)
Tax benefit of stock award issuances	(514)	(330)	(71)
Net change:
Interest receivable and other assets	(10,711)	(1,852)	(6,315)
Interest payable and other liabilities	40,750	(371)	(7,762)
Total adjustments	65,525	18,035	2,891
Net cash from operating activities	169,342	113,768	87,228
Cash flows from investing activities:
Proceeds from sale of securities available- for-sale	25,332	13,964	8,018
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	108,129	137,812	97,998
Proceeds from maturities, calls and principal paydowns of securities held-to-maturity	30	0	0
Purchases of securities available-for-sale	(315,272)	(835,001)	(216,478)
Purchase of life insurance	(10,808)	(711)	(10,409)
Net (increase) decrease in total loans	(427,097)	356,660	(587,377)
Proceeds from sales of land, premises and equipment	6	8	658
Purchases of land, premises and equipment	(4,821)	(6,167)	(5,719)
Proceeds from redemption of Federal Home Loan Bank stock	932	0	0
Purchases of Federal Home Loan Bank stock	(2,955)	0	0
Proceeds from sales of other real estate owned	0	946	0
Proceeds from life insurance	0	943	1,285
Net cash from investing activities	(626,524)	(331,546)	(712,024)
Cash flows from financing activities:
Net increase (decrease) in total deposits	(274,787)	698,602	902,986
Net increase (decrease) in short-term borrowings	22,000	(10,500)	10,500
Payments on short-term FHLB borrowings	0	0	(170,000)
Proceeds from short-term FHLB borrowings	275,000	0	0
Payments on long-term FHLB borrowings	(75,000)	0	0
Proceeds from long-term FHLB borrowings	0	0	75,000
Common dividends paid	(40,838)	(34,640)	(30,566)
Preferred dividends paid	(13)	(13)	(13)
Payments related to equity incentive plan	(1,780)	(1,914)	(2,137)
Purchase of treasury stock	(579)	(559)	(10,547)
Sales of treasury stock	221	115	119
Net cash from financing activities	(95,776)	651,091	775,342
Net change in cash and cash equivalents	(552,958)	433,313	150,546
Cash and cash equivalents at beginning of the year	683,240	249,927	99,381
Cash and cash equivalents at end of the year	$130,282	$683,240	$249,927
Cash paid during the year for:
Interest	$36,113	$18,471	$35,740
Income taxes	20,580	25,947	19,355
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	0	893	35
Property transferred to held for sale	0	0	0
Right-of-use assets obtained in exchange for lease liabilities	1,612	0	0
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
The Company provides financial services through the Bank, a full-service commercial bank with 52 branch offices in fifteen counties in Northern and Central Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as mobile business banking and online treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.
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

For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, nature of the security, the underlying collateral, and the financial condition of the issuer, among other factors. If this assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and a valuation allowance for securities losses is recorded for the credit loss, limited by the amount that the fair value is less than the

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

amortized cost basis. Any impairment that has not been recorded through a valuation allowance for securities losses is recognized in other comprehensive income (loss).

Changes in the valuation allowance for securities losses are recorded as a component of credit loss expense. Losses are charged against the valuation allowance for securities losses when management believes the uncollectibility of the security is confirmed or when either criteria regarding intent or requirement to sell is met.

A portion of the municipal bond portfolio is classified as held-to-maturity. The Company measures expected credit losses on investment securities held-to-maturity on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Company's portfolio have been insignificant. After completing this assessment, the Company determined any credit losses as of December 31, 2022 were not material to the consolidated financial statements.

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
The recorded investment in loans is the loan balance net of unamortized deferred loan fees and costs. The total amount of accrued interest on loans as of December 31, 2022 and 2021 was $18.4 million and $10.0 million.
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
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
with current and forecasted economic conditions that may affect borrowers' ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default ("PD/LGD") model, subject to a floor. A default can be triggered by one of several different asset quality factors, including past due status, nonaccrual status, material modification to a borrower experiencing financial difficulty or if the loan has had a charge-off. This PD is then combined with a LGD derived from historical charge-off data to construct a loss rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee's Summary of Economic Projections, as well as portfolio trends based on the risks present for each portfolio segment. These environmental factors include consideration of portfolio trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for credit losses deemed adequate to cover expected losses within the loan portfolio.
Commercial loans are subject to a dual standardized grading process administered by the credit administration function. These grade assignments are performed independent of each other, and a consensus is reached by credit administration and the loan officer. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that indicate it should be evaluated on an individual basis. Considerations with respect to specific allocations for these individual credits include, but are not limited to, the following: (a) the sufficiency of the customer's cash flow or net worth to repay the loan; (b) the adequacy of the discounted value of collateral relative to the loan balance; (c) whether the loan has been criticized in a regulatory examination; (d) whether the loan is nonperforming; (e) any other reasons the ultimate collectability of the loan may be in question; or (f) any unique loan characteristics that require special monitoring.
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
Agri-business and Agricultural - Borrowers may be subject to adverse market or weather conditions including changes in local or foreign demand; lower yields than anticipated; political or other impact on storage, distribution or use; foreign trade policies including tariffs; and exposure to increasing commodity prices which result in higher production, distribution or exporting costs.
Other Commercial - Borrowers may be subject to an interruption in the flow of funds to states and other political subdivisions for the purpose of debt repayments on loans held by the Bank.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
A loan is individually analyzed for specific allocation when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Allocations are analyzed individually or in total for smaller-balance loans of similar nature such as all classes of consumer 1-4 family and other consumer loans, and individually for all classes of commercial and industrial, commercial real estate and multi-family, agribusiness and agricultural and other commercial loans. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $250,000. Factors considered by management in determining individual evaluation include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is individually evaluated, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less anticipated costs to sell. All classes of commercial and industrial, commercial real estate and multifamily residential, agribusiness and agricultural, other commercial, consumer 1-4 family mortgage loans and other consumer loans that become delinquent beyond 90 days are analyzed and a charge-off is taken when it is determined that the underlying collateral, if any, is not sufficient to offset the indebtedness.
Loans, for which the terms have been modified for borrowers experiencing financial difficulties and a concession has been granted that could materially change the Company's expected future cash flows, are classified as individually evaluated and may be either accruing or non-accruing. Modifications to borrowers experiencing financial difficulties on nonaccrual status follow the same policy as described above for other loans. Individual evaluation for modifications to borrowers experiencing financial difficulty is measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at discounted collateral value for collateral dependent loans.
Due to the imprecise nature of estimating the allowance for credit losses, the Company's allowance for credit losses includes an immaterial unallocated component. The unallocated component of the allowance for credit losses incorporates the Company's judgmental determination of potential expected losses that may not be fully reflected in other allocations. As a practical expedient, the Company has elected to disclose accrued interest separately from loan principal balances on the consolidated balance sheet. Additionally, when a loan is placed on non-accrual, interest payments are reversed through interest income.
For off balance sheet credit exposures outlined in the ASC at 326-20-30-11, it is the Company's position that nearly all of the unfunded amounts on lines of credit are unconditionally cancellable, and therefore not subject to having a liability recorded.
Investments in Limited Partnerships:
The Company enters into and invests in limited partnerships in order to invest in affordable housing projects to support Community Reinvestment Act activities and secondarily to obtain available tax benefits. The Company also invests in Small Business Investment Company Program funds. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2022 and 2021 were $12.2 million and $9.4 million, respectively and are included with other assets in the consolidated balance sheet. The Company also has a commitment to fund an additional $3.9 million at December 31, 2022 in six of the limited partnerships compared to $2.2 million in five of the limited partnerships at December 31, 2021, which is included with other liabilities in the consolidated balance sheet.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Foreclosed Assets:
Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2022 and 2021, the balance of other real estate owned was $100,000 and $196,000, respectively, and is included with other assets on the consolidated balance sheet.
Land, Premises and Equipment, Net:
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises and improvements assets have useful lives between 5 and 40 years. Equipment and furniture assets have useful lives between 3 and 7 years.
Loan Servicing Rights:
Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking income. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The amortization of servicing rights is netted against mortgage banking income. Servicing fees were $1.2 million for the years ended 2022, 2021 and 2020. Late fees and ancillary fees related to loan servicing are not material.
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
The carrying value of mortgage servicing rights, which is included with other assets in the consolidated balance sheet, was $2.7 million and $2.4 million as of December 31, 2022 and 2021, respectively.
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $364.3 million and $375.4 million at December 31, 2022 and 2021, respectively. Custodial escrow balances maintained in connection with serviced loans were $1.7 million at year end 2022 and 2021.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
The notional amount of the combined interest rate swaps with customers and counterparties at December 31, 2022 and 2021 was $760.5 million and $796.0 million, respectively. The fair value of the interest rate swap asset was $36.9 million and $14.3 million and the fair value of the interest rate swap liability was $36.9 million and $14.3 million at December 31, 2022 and 2021, respectively.
The Company was a party in risk participation transactions of interest rate swaps. There were no total notional swaps at December 31, 2022 compared to $4.6 million at December 31, 2021.
Bank Owned Life Insurance:
At December 31, 2022 and 2021, the Company owned $102.5 million and $91.1 million, respectively, of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2022 and 2021, the Company also owned $5.9 million and $6.6 million, respectively, of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.
Goodwill and Other Intangible Assets:
All goodwill on the Company’s consolidated balance sheet resulted from business combinations prior to January 1, 2009 and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is not amortized, but assessed at least annually for impairment and any such impairment would be recognized in the period identified.
FHLB and Federal Reserve Bank Stock:
FHLB and Federal Reserve Bank stock are carried at cost in other assets, classified as a restricted security and are periodically evaluated for impairment based on ultimate recoverability of par value. Both cash and stock dividends are reported as income.
Long-term Assets:
Premises and equipment, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. There was no such impairment identified for the years ended December 31, 2022, 2021 and 2020.

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

Gain on sale of other real estate owned ("OREO") financed by seller

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

Stock Based Compensation:

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant adjusted for the present value of expected dividends is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. Certain of the restricted stock awards are performance based, as more fully discussed in Note 14 – Stock Based Compensation.
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
Earnings Per Common Share:
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, restricted stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2022 and 2021 were 475,902 and 476,816 shares, respectively. Common stock that has been purchased under the directors’ deferred compensation plan, described above, is included in the treasury stock total and represented 186,801 and 187,715 shares of treasury stock as of December 31, 2022 and 2021, respectively. Because these shares are held in trust for the participants,

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share. During the year ended December 31, 2020, the Company repurchased 289,101 of its common shares at a weighted average price of $34.63 per share. Treasury stock is carried at cost.
Comprehensive Income (Loss):
Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, reclassification adjustments for securities transferred to held-to-maturity, reclassification adjustments for gains on the sale of available-for-sale securities and changes in the funded status of the pension plan, which are also recognized as separate components of equity.
Loss Contingencies:
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
The Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which are pending in the United States Bankruptcy Court for the Western District of Michigan. On April 27, 2021, the bankruptcy court entered an order approving an amended plan of liquidation, which was filed by the former client, other debtors and bankruptcy plan proponents, and approving the consolidation of the assets in the aforementioned cases under the Khan IOI Consolidated Estate Trust. On August 9, 2021, the liquidating trustee for the bankruptcy estates filed a complaint against the Bank and the Company, and agreed to stay prosecution of the action through August 31, 2022. The original complaint focused on a series of business transactions among the client, related entities and the Bank, which the liquidating trustee alleged are voidable under applicable federal bankruptcy and state law. The complaint also addressed treatment of the Bank's claims filed in the bankruptcy cases.
On August 31, 2022, the trustee filed his amended complaint against the former client, the Bank, the Company, four officers of the Bank and one independent director of the Bank. The amended complaint alleges that the former client engaged in a check kiting scheme involving multiple banks. The amended complaint alleges that a series of business transactions among the client, his related entities and the Bank are voidable under applicable bankruptcy and state laws. The amended complaint also alleges that the Bank, the Company and the five individual bank representatives who are named as defendants violated various federal and state laws in assisting the former client in his check kiting scheme. On October 26, 2022, the trustee filed his second amended complaint which was virtually identical to his amended complaint. On January 5, 2023, the Bank, the Company and the five individual bank representatives filed motions to dismiss the second amended complaint. The motions are being briefed and will then be considered by the court. Based on current information, we have determined that a material loss is neither probable nor estimable at this time, and the Bank, the Company and the five individual Bank representatives who are named as defendants intend to vigorously defend themselves against all allegations asserted in this amended complaint.
Restrictions on Cash:
The Federal Reserve Bank eliminated the reserve requirement for all depository institutions in March of 2020. Therefore, the Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2022 and 2021.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Newly Issued Accounting Standards:
On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to a planned adoption of reference rates which could include Secured Overnight Financing Rate ("SOFR"), amongst others. The Company has identified certain loans that renewed prior to 2021 and obtained updated reference rate language at the time of the renewal. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. The Company's policy is to adhere to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020.
The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. The Company is working to transition LIBOR-based loans to an alternative reference rate before June 30, 2023. On December 22, 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848", which definitively provided a sunset date of December 31, 2024 for the relief guidance allowed under Topic 848. The ASU was effective immediately upon issuance. The Company adopted the LIBOR transition relief allowed under this standard, and does not expect final adoption to have a material impact on the consolidated financial statements.
On March 28, 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (ASC 815): Fair Value Hedging - Portfolio Layer Method." ASC 815 currently permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendment in this update allows nonrepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
On March 31, 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures." The guidance amends ASC 326 to eliminate the accounting guidance for TDR's by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of an existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year, is permitted. The Company elected to early adopt the provisions of the ASU related to modifications made to borrowers experiencing financial difficulty during the second quarter of 2022, with retrospective application to January 1, 2022. Adoption of this portion of the standard did not have a material impact on the consolidated financial statements. The Company is currently assessing the impact of the vintage disclosure provisions of ASU 2022-02 on its disclosures; however, the Company does not expect the adoption of this portion of the standard to have a material impact on the consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Newly Proposed Accounting Standards
On August 22, 2022, the FASB released a proposed ASU, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)." The amendments in this proposed update would permit reporting entities to account for their tax equity investments, regardless of the program from which the tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). A reporting entity would make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than to apply the proportional amortization method at the reporting entity level or to individual investments. The proposal would require specific disclosures for all tax equity investments in a program to which an entity has elected to apply the proportional amortization method. The proposed amendments call for application on a modified prospective or a retrospective basis. The proposed ASU includes an effective date for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2023. The Company plans to assess the impact of the proposed amendments on the consolidated financial statements once the final ASU is issued.
On October 6, 2022, the FASB released a proposed ASU, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this proposed update would improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. Significant expense categories and amounts subject to disclosure would be derived from expenses that are (1) regularly reported to an entity's chief operating decision-maker (CODM) and (2) included in a segment's reported measure of profit or loss. Public entities would also be required to disclose an amount for other segment items by reportable segment and a description of composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendment would also require all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 to be disclosed for interim periods. Additionally, the proposed amendments would also require the disclosure of the name and title of the CODM. The proposed amendments call for retrospective application. The proposed ASU does not yet include an effective date. The Company plans to assess the impact of the proposed amendments on the consolidated financial statements once the final ASU is issued.
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
Available-for-Sale Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2022 and 2021 is provided in the tables on the next page.

NOTE 2 – SECURITIES (continued)

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
2022
U.S. Treasury securities	$3,057	$0	$(23)	$0	$3,034
U.S. government sponsored agencies	156,184	0	(29,223)	0	126,961
Mortgage-backed securities: residential	578,175	67	(85,934)	0	492,308
Mortgage-backed securities: commercial	0	0	0	0	0
State and municipal securities	663,367	157	(100,299)	0	563,225
Total	$1,400,783	$224	$(215,479)	$0	$1,185,528

2021
U.S. Treasury securities	$900	$0	$0	$0	$900
U.S. government sponsored agencies	145,858	39	(2,445)	0	143,452
Mortgage-backed securities: residential	487,157	4,455	(4,936)	0	486,676
Mortgage-backed securities: commercial	522	1	0	0	523
State and municipal securities	742,532	25,749	(1,274)	0	767,007
Total	$1,376,969	$30,244	$(8,655)	$0	$1,398,558
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross gains and unrealized gains and losses at December 31, 2022 is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
2022
State and municipal securities	$128,242	$0	$(17,213)	$0	$111,029
On April 1, 2022, the Company elected to transfer securities from available-for-sale to held-to-maturity as an overall balance sheet management strategy. The fair value of securities transferred was $127.0 million from available-for-sale to held-to-maturity. The unrealized loss on the securities transferred from available-for-sale to held-to-maturity was $24.4 million ($19.3 million, net of tax) based on the fair value of the securities on the transfer date and was $22.9 million ($18.1 million, net of tax) at December 31, 2022. The Company has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income (loss) at the time of the transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. There were no securities transferred from available-for-sale to held-to-maturity during the year ended December 31, 2021 and there were no securities classified as held-to-maturity at December 31, 2021.
Information regarding the fair value and amortized cost of available-for-sale and held-to-maturity debt securities by maturity as of December 31, 2022 is presented on the next page. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

NOTE 2 – SECURITIES (continued)

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,073	$3,059	$0	$0
Due after one year through five years	6,443	6,431	0	0
Due after five years through ten years	57,481	55,437	0	0
Due after ten years	755,611	628,293	128,242	111,029
	822,608	693,220	128,242	111,029
Mortgage-backed securities	578,175	492,308	0	0
Total debt securities	$1,400,783	$1,185,528	$128,242	$111,029
Security proceeds, gross gains and gross losses for 2022, 2021 and 2020 were as follows:

(dollars in thousands)	2022	2021	2020
Sales of securities available-for-sale
Proceeds	$25,332	$13,964	$8,018
Gross gains	140	797	433
Gross losses	(119)	0	0
Number of securities	30	9	17
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

Securities with fair values of $298.2 million and $300.8 million were pledged as of December 31, 2022 and 2021, respectively, as collateral for borrowings from the FHLB and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities securities with unrealized losses as of December 31, 2022 and 2021 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2022
U.S. Treasury securities	$3,034	$23	$0	$0	$3,034	$23
U.S. government sponsored agencies	8,420	1,350	118,541	27,873	126,961	29,223
Mortgage-backed securities: residential	165,897	18,637	323,727	67,297	489,624	85,934
State and municipal securities	277,967	33,405	244,436	66,894	522,403	100,299
Total temporarily impaired	$455,318	$53,415	$686,704	$162,064	$1,142,022	$215,479

2021
U.S. government sponsored agencies	$85,968	$1,364	$28,676	$1,081	$114,644	$2,445
Mortgage-backed securities: residential	272,264	4,076	22,792	860	295,056	4,936
State and municipal securities	138,659	1,274	0	0	138,659	1,274
Total temporarily impaired	$496,891	$6,714	$51,468	$1,941	$548,359	$8,655

NOTE 2 – SECURITIES (continued)
Information regarding held-to-maturity securities with unrealized losses as of December 31, 2022 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more. No investment securities were designated as held-to-maturity at December 31, 2021.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
State and municipal securities	$0	$0	$111,029	$17,213	$111,029	$17,213
The number of securities with unrealized losses as of December 31, 2022 and 2021 is presented below.

	Available-for-Sale			Held-to-Maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
2022
U.S. Treasury securities	7	0	7	0	0	0
U.S. government sponsored agencies	1	16	17	0	0	0
Mortgage-backed securities: residential	95	41	136	0	0	0
State and municipal securities	269	223	492	0	41	41
Total temporarily impaired	372	280	652	0	41	41

2021
U.S. government sponsored agencies	8	5	13	0	0	0
Mortgage-backed securities: residential	29	3	32	0	0	0
State and municipal securities	80	0	80	0	0	0
Total temporarily impaired	117	8	125	0	0	0
Available-for-sale and held-to-maturity debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the consolidated income statement. For available-for sale debt securities that do not meet the criteria and for held-to-maturity securities, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. For available-for-sale debt securities, any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes.
No allowance for credit losses for available-for-sale securities was recorded at December 31, 2022 or 2021. No allowance for credit losses for held-to-maturity debt securities was recorded at December 31, 2022. Accrued interest receivable on available-for-sale and held-to-maturity debt securities totaled $8.9 million and $7.4 million at December 31, 2022 and 2021, respectively, and is excluded from the estimate of credit losses.
Ninety-nine percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are rated above investment grade with a long history of no credit losses, except for certain non-local or local municipal securities, which are not rated.
Prior to the adoption of ASC 326, there was no other-than-tempoarary impairment ("OTTI") recorded during the year ended December 31, 2020.

NOTE 3 – LOANS
Total loans outstanding as of the years ended December 31, 2022 and 2021 consisted of the following:

(dollars in thousands)	2022	2021
Commercial and industrial loans:
Working capital lines of credit loans	$650,948	$652,861
Non-working capital loans	842,101	736,608
Total commercial and industrial loans	1,493,049	1,389,469

Commercial real estate and multi-family residential loans:
Construction and land development loans	517,664	379,813
Owner occupied loans	758,091	739,371
Nonowner occupied loans	706,107	588,458
Multi-family loans	197,232	247,204
Total commercial real estate and multi-family residential loans	2,179,094	1,954,846

Agri-business and agricultural loans:
Loans secured by farmland	201,200	206,331
Loans for agricultural production	230,888	239,494
Total agri-business and agricultural loans	432,088	445,825

Other commercial loans	113,593	73,490
Total commercial loans	4,217,824	3,863,630

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	212,742	176,561
Open end and junior lien loans	175,575	156,238
Residential construction and land development loans	19,249	11,921
Total consumer 1-4 family mortgage loans	407,566	344,720

Other consumer loans	88,075	82,755
Total consumer loans	495,641	427,475
Gross loans	4,713,465	4,291,105
Less: Allowance for credit losses	(72,606)	(67,773)
Net deferred loan fees	(3,069)	(3,264)
Loans, net	$4,637,790	$4,220,068
The recorded investment in loans does not include accrued interest, which totaled $18.4 million and $10.0 million at December 31, 2022 and 2021, respectively.
The Company had $306,000 and $350,000 in residential real estate loans in process of foreclosure as of December 31, 2022 and 2021, respectively.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
The Company adopted ASC 326 using the modified retrospective for all financial assets measured at amortized cost. Results for reporting periods after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2022 and 2021:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
2022
Beginning balance	$30,595	$26,535	$5,034	$1,146	$2,866	$1,147	$450	$67,773
Provision for credit losses	8,646	1,179	(605)	(229)	125	155	104	9,375
Loans charged-off	(4,022)	(597)	0	0	(42)	(473)	0	(5,134)
Recoveries	71	277	0	0	52	192	0	592
Net loans (charged-off) recovered	(3,951)	(320)	0	0	10	(281)	0	(4,542)
Ending balance	$35,290	$27,394	$4,429	$917	$3,001	$1,021	$554	$72,606

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
2021
Beginning balance	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408
Impact of adopting ASC 326	4,312	4,316	1,060	941	953	349	(2,881)	9,050
Provision for credit losses	1,966	(632)	611	(211)	(777)	(72)	192	1,077
Loans charged-off	(5,575)	(70)	0	0	(51)	(287)	0	(5,983)
Recoveries	1,559	14	320	0	122	206	0	2,221
Net loans (charged-off) recovered	(4,016)	(56)	320	0	71	(81)	0	(3,762)
Ending balance	$30,595	$26,535	$5,034	$1,146	$2,866	$1,147	$450	$67,773
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

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
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

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following tables summarize the risk category of loans by loan segment and origination date as of December 31, 2022 and 2021. Balances presented are at the amortized cost basis by origination year.

(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$2,207	$2,718	$1,601	$0	$0	$0	$6,526	$597,108	$603,634
Special Mention	0	0	0	0	0	0	0	36,410	36,410
Substandard	200	0	0	300	0	0	500	10,495	10,995
Total	2,407	2,718	1,601	300	0	0	7,026	644,013	651,039
Non-working capital loans:
Pass	272,273	124,600	91,850	47,711	9,981	13,670	560,085	240,490	800,575
Special Mention	448	1,620	0	109	159	2,961	5,297	2,153	7,450
Substandard	11,831	872	5,021	194	1,351	3,979	23,248	4,171	27,419
Not Rated	2,891	1,550	1,254	413	120	23	6,251	0	6,251
Total	287,443	128,642	98,125	48,427	11,611	20,633	594,881	246,814	841,695
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	26,889	19,944	14,026	356	0	0	61,215	453,953	515,168
Total	26,889	19,944	14,026	356	0	0	61,215	453,953	515,168
Owner occupied loans:
Pass	113,656	179,014	139,880	97,353	65,519	97,335	692,757	40,533	733,290
Special Mention	2,960	7,608	0	446	1,491	8,054	20,559	0	20,559
Substandard	308	105	1,491	373	1,161	229	3,667	0	3,667
Total	116,924	186,727	141,371	98,172	68,171	105,618	716,983	40,533	757,516
Nonowner occupied loans:
Pass	194,294	125,190	134,661	91,907	15,109	64,874	626,035	68,603	694,638
Special Mention	0	11,024	0	0	0	0	11,024	0	11,024
Total	194,294	136,214	134,661	91,907	15,109	64,874	637,059	68,603	705,662
Multi-family loans:
Pass	38,460	25,741	36,929	35,695	2,046	28,866	167,737	7,349	175,086
Special Mention	21,855	0	0	0	0	0	21,855	0	21,855
Total	60,315	25,741	36,929	35,695	2,046	28,866	189,592	7,349	196,941
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	38,344	28,684	29,741	9,656	8,145	19,638	134,208	63,094	197,302
Special Mention	260	0	1,676	1,780	0	15	3,731	0	3,731
Substandard	0	0	0	0	0	145	145	0	145
Total	38,604	28,684	31,417	11,436	8,145	19,798	138,084	63,094	201,178
Loans for agricultural production:
Pass	6,040	30,262	22,167	3,625	9,248	4,539	75,881	143,599	219,480
Special Mention	947	243	7,262	928	0	0	9,380	2,129	11,509
Total	6,987	30,505	29,429	4,553	9,248	4,539	85,261	145,728	230,989
Other commercial loans:
Pass	27,097	4,815	17,911	147	931	10,985	61,886	48,295	110,181
Special Mention	0	0	0	0	0	3,160	3,160	0	3,160
Total	27,097	4,815	17,911	147	931	14,145	65,046	48,295	113,341
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans
Pass	8,768	12,809	12,289	4,805	4,045	3,860	46,576	5,634	52,210
Special Mention	0	0	552	0	0	0	552	0	552
Substandard	0	0	0	0	83	1,944	2,027	0	2,027
Not Rated	57,404	44,331	20,023	5,936	2,970	27,004	157,668	0	157,668
Total	66,172	57,140	32,864	10,741	7,098	32,808	206,823	5,634	212,457
Open end and junior lien loans
Pass	137	541	357	63	75	0	1,173	5,841	7,014
Substandard	0	0	0	31	49	0	80	111	191
Not Rated	44,472	13,597	3,014	3,616	1,476	2,252	68,427	101,750	170,177
Total	44,609	14,138	3,371	3,710	1,600	2,252	69,680	107,702	177,382
Residential construction loans
Not Rated	14,463	2,167	897	291	129	1,223	19,170	0	19,170
Total	14,463	2,167	897	291	129	1,223	19,170	0	19,170
Other consumer loans
Pass	1,344	1,841	432	600	0	948	5,165	16,152	21,317
Substandard	0	0	0	210	0	0	210	0	210
Not Rated	24,395	14,563	9,168	3,606	2,755	1,352	55,839	10,492	66,331
Total	25,739	16,404	9,600	4,416	2,755	2,300	61,214	26,644	87,858

TOTAL	$911,943	$653,839	$552,202	$310,151	$126,843	$297,056	$2,852,034	$1,858,362	$4,710,396

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$3,699	$830	$3,360	$0	$0	$0	$7,889	$558,634	$566,523
Special Mention	0	0	0	0	0	0	0	60,441	60,441
Substandard	0	0	35	0	0	0	35	25,928	25,963
Total	3,699	830	3,395	0	0	0	7,924	645,003	652,927
Non-working capital loans:
Pass	185,374	139,157	79,477	38,899	19,415	18,489	480,811	203,794	684,605
Special Mention	17,728	0	225	979	2,350	1,426	22,708	0	22,708
Substandard	2,996	6,948	1,091	2,534	5,465	426	19,460	3,321	22,781
Not Rated	2,265	1,758	837	563	128	14	5,565	0	5,565
Total	208,363	147,863	81,630	42,975	27,358	20,355	528,544	207,115	735,659
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	35,136	30,224	1,276	998	0	0	67,634	310,396	378,030
Total	35,136	30,224	1,276	998	0	0	67,634	310,396	378,030
Owner occupied loans:
Pass	135,861	169,404	124,117	85,070	78,155	93,925	686,532	29,611	716,143
Special Mention	6,555	0	880	933	7,387	1,235	16,990	0	16,990
Substandard	489	1,570	909	1,758	694	238	5,658	0	5,658
Total	142,905	170,974	125,906	87,761	86,236	95,398	709,180	29,611	738,791
Nonowner occupied loans:
Pass	146,342	154,433	107,262	19,054	31,023	59,154	517,268	44,362	561,630
Special Mention	11,825	331	0	0	0	14,253	26,409	0	26,409
Total	158,167	154,764	107,262	19,054	31,023	73,407	543,677	44,362	588,039
Multi-family loans:
Pass	84,678	53,195	36,575	12,286	14,574	9,793	211,101	13,434	224,535
Special Mention	0	0	0	0	22,252	0	22,252	0	22,252
Total	84,678	53,195	36,575	12,286	36,826	9,793	233,353	13,434	246,787
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	47,532	37,035	16,249	10,469	10,454	17,021	138,760	61,774	200,534
Special Mention	0	1,985	2,303	0	180	30	4,498	918	5,416
Substandard	207	0	0	0	0	145	352	0	352
Total	47,739	39,020	18,552	10,469	10,634	17,196	143,610	62,692	206,302
Loans for agricultural production:
Pass	36,238	25,855	4,224	11,072	1,331	4,178	82,898	138,142	221,040
Special Mention	448	8,642	1,171	0	0	0	10,261	8,272	18,533
Total	36,686	34,497	5,395	11,072	1,331	4,178	93,159	146,414	239,573
Other commercial loans:
Pass	6,556	21,111	3,243	1,273	8,592	7,460	48,235	21,145	69,380
Special Mention	0	0	0	0	0	3,798	3,798	0	3,798
Total	6,556	21,111	3,243	1,273	8,592	11,258	52,033	21,145	73,178
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans
Pass	14,635	16,173	5,312	5,903	3,049	3,221	48,293	5,005	53,298
Substandard	0	0	0	0	0	1,274	1,274	0	1,274
Not Rated	45,089	27,738	9,248	5,217	7,628	26,321	121,241	482	121,723
Total	59,724	43,911	14,560	11,120	10,677	30,816	170,808	5,487	176,295
Open end and junior lien loans
Pass	679	379	159	313	0	0	1,530	5,074	6,604
Substandard	0	0	0	0	0	0	0	98	98
Not Rated	21,945	5,624	5,987	3,899	1,653	1,526	40,634	110,523	151,157
Total	22,624	6,003	6,146	4,212	1,653	1,526	42,164	115,695	157,859
Residential construction loans
Not Rated	7,926	1,537	960	138	171	1,125	11,857	0	11,857
Total	7,926	1,537	960	138	171	1,125	11,857	0	11,857
Other consumer loans
Pass	3,401	957	1,523	0	1,155	0	7,036	12,998	20,034
Substandard	36	23	230	0	0	0	289	0	289
Not Rated	21,652	14,931	7,474	5,844	1,890	1,203	52,994	9,227	62,221
Total	25,089	15,911	9,227	5,844	3,045	1,203	60,319	22,225	82,544
TOTAL	$839,292	$719,840	$414,127	$207,202	$217,546	$266,255	$2,664,262	$1,623,579	$4,287,841

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
As of December 31, 2022 and 2021, $1.5 million and $26.2 million, respectively, in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration ("SBA").
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
The following table presents the aging of the amortized cost basis in past due loans as of December 31, 2022 and 2021 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
2022
Commercial and industrial loans:
Working capital lines of credit loans	$649,529	$68	$0	$649,597	$1,442	$0	$651,039
Non-working capital loans	830,033	39	1	830,073	11,622	727	841,695
Commercial real estate and multi-family residential loans:
Construction and land development loans	515,168	0	0	515,168	0	0	515,168
Owner occupied loans	754,451	0	0	754,451	3,065	1,469	757,516
Nonowner occupied loans	705,662	0	0	705,662	0	0	705,662
Multi-family loans	196,941	0	0	196,941	0	0	196,941
Agri-business and agricultural loans:
Loans secured by farmland	201,033	0	0	201,033	145	0	201,178
Loans for agricultural production	230,989	0	0	230,989	0	0	230,989
Other commercial loans	113,341	0	0	113,341	0	0	113,341
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	211,736	306	122	212,164	293	225	212,457
Open end and junior lien loans	176,758	436	0	177,194	188	188	177,382
Residential construction loans	19,170	0	0	19,170	0	0	19,170
Other consumer loans	87,333	316	0	87,649	209	6	87,858
Total	$4,692,144	$1,165	$123	$4,693,432	$16,964	$2,615	$4,710,396
As of December 31, 2022, there were an insignificant number of loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the year ended December 31, 2022.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
2021
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

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following tables present the amortized cost basis of collateral dependent loans by class of loan as of December 31, 2022 and 2021:

(dollars in thousands)	Real Estate	General Business Assets	Other	Total
2022
Commercial and industrial loans:
Working capital lines of credit loans	$50	$5,402	$0	$5,452
Non-working capital loans	544	18,109	229	18,882
Commercial real estate and multi-family residential loans:
Owner occupied loans	413	1,491	1,161	3,065
Nonowner occupied loans	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	0	145	0	145
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,030	0	0	2,030
Open end and junior lien loans	188	0	0	188
Other consumer loans	0	0	7	7
Total	$3,225	$25,147	$1,397	$29,769

(dollars in thousands)	Real Estate	General Business Assets	Other	Total
2021
Commercial and industrial loans:
Working capital lines of credit loans	$0	$5,966	$0	$5,966
Non-working capital loans	1,606	9,475	229	11,310
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,435	1,505	1,161	4,101
Nonowner occupied loans	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	190	145	0	335
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,081	0	0	3,081
Open end and junior lien loans	98	0	0	98
Other consumer loans	0	0	59	59
Total	$6,410	$17,091	$1,449	$24,950

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
Modifications Made to Borrowers Experiencing Financial Difficulty
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
Occasionally, the Company modifies loans by providing principal forgiveness that is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. Additionally, the Company may allow a borrower to to make interest only payments for a specified period of time.
During the year ended December 31, 2022, no loans received a material modification based on borrower financial difficulty.
Troubled Debt Restructurings (Prior to January 1, 2022):
Prior to the partial adoption of ASU 2022-02 on January 1, 2022, which had an immaterial impact on the Company's allowance for credit losses, troubled debt restructured loans were included in the total for individually analyzed loans. The following are disclosures related to troubled debt restructured loans in prior periods.
Troubled debt restructured loans are included in the totals for individually analyzed loans. The Company has allocated $5.8 million of specific allocations to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2021. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

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
Additional concessions were granted to borrowers during 2021 with previously identified troubled debt restructured loans. There were 8 loans with recorded investments totaling $2.2 million where collateral values or cash flows were insufficient to support the loans. These troubled debt restructured loans with additional concessions decreased the allowance by $423,000 and resulted in no charge-offs for the year ending December 31, 2021. These concessions are not included in the table on the next page.

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
As of December 31, 2021, one retail loan in the amount of $11,000 had a COVID-19 related deferral. In accordance with Section 4013 of the CARES Act, this deferral was not considered to be a troubled debt restructuring. This provision was effective until its expiration on January 1, 2022 under the Consolidated Appropriations Act, 2021.
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
As of December 31, 2020, total deferrals attributed to COVID-19 were $100.7 million representing 49 borrowers. This represented 2.2% of the total loan portfolio. Of that 22 were commercial loan borrowers representing $98.2 million in loans, or 2.3% of commercial loans, and 27 were retail loan borrowers representing $2.5 million, or 0.7% of total retail loans. The majority of all loan deferrals were for a period of 90 days. Of the total commercial deferrals attributed to COVID-19, $11.9 million represented a first deferral action, $22.8 million represented a second deferral action, $41.9 million represented a third deferral action and $24.1 million represented a fourth deferral action. Two borrowers represented 90% of the fourth deferral population and were commercial real estate nonowner occupied loans supported by adequate collateral and personal guarantors and consist of loans to the hotel and accommodation industry. All COVID-19 related loan deferrals were on accrual status, as each deferral was individually analyzed, and management determined that all contractual cashflows were collectable at that

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
time. In accordance with Section 4013 of the CARES Act, these were not considered to be troubled debt restructurings and were excluded from the table above.
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31, 2021 and 2020.
Allowance for Loan Losses (Prior to January 1, 2021)
Prior to the adoption of ASC 326 on January 1, 2021 the Company calculated the allowance for loan losses using the incurred losses methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.
The following tables present the activity and balance in the allowance for loan losses by portfolio segment for the year ended December 31, 2020. PPP loans are fully guaranteed by the SBA and have not been allocated for within the allowance for loan losses.

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
Collateral dependent loans:  Collateral dependent loans with specific allocations of the allowance for credit losses generally based on the fair value of the underlying collateral when repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of collateral dependent loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 30-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: (a) raw materials inventory is discounted from its cost or book value by 40%-60%, depending on the marketability of the goods (b) finished goods are generally discounted by 40%-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good (c) work in process inventory is typically discounted by 60%-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base (d) equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 20%-50% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons; and (e) marketable securities are discounted by 10%-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.
Mortgage servicing rights:  As of December 31, 2022, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $2.7 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.5%, a weighted average maturity of 21 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2022, the constant prepayment speed (“PSA”) used was 159 and discount rate used was 9.5%. At December 31, 2021, the PSA used was 249 and the discount rate used was 9.5%.
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

NOTE 5 – FAIR VALUE (continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	2022
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. Treasury securities	$3,034	$0	$0	$3,034
U.S. government sponsored agency securities	0	126,961	0	126,961
Mortgage-backed securities: residential	0	492,308	0	492,308
State and municipal securities	0	561,150	2,075	563,225
Total Available-for-Sale Securities	3,034	1,180,419	2,075	1,185,528
Mortgage banking derivative	0	43	0	43
Interest rate swap derivative	0	36,920	0	36,920
Total assets	$3,034	$1,217,382	$2,075	$1,222,491

Liabilities:
Interest rate swap derivative	$0	$36,921	$0	$36,921
Total liabilities	$0	$36,921	$0	$36,921

	2021
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. Treasury securities	$900	$0	$0	$900
U.S. government sponsored agency securities	0	143,452	0	143,452
Mortgage-backed securities: residential	0	486,676	0	486,676
Mortgage-backed securities: commercial	0	523	0	523
State and municipal securities	0	764,964	2,043	767,007
Total Available-for-Sale Securities	900	1,395,615	2,043	1,398,558
Mortgage banking derivative	0	398	0	398
Interest rate swap derivative	0	14,309	0	14,309
Total assets	$900	$1,410,322	$2,043	$1,413,265

Liabilities:
Mortgage banking derivative	$0	$2	$0	$2
Interest rate swap derivative	0	14,329	0	14,329
Total liabilities	$0	$14,331	$0	$14,331
The fair value of Level 3 available-for-sale securities was immaterial to warrant additional recurring fair value disclosures as of December 31, 2022 and 2021.

NOTE 5 – FAIR VALUE (continued)

The tables below present the amount of assets measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021:

	2022
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$3,178	$3,178
Non-working capital loans	0	0	8,354	8,354
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	425	425
Agri-business and agricultural loans:
Loans secured by farmland	0	0	35	35
Total collateral dependent loans	$0	$0	$11,992	$11,992
Other real estate owned	0	0	100	100
Total assets	$0	$0	$12,092	$12,092

	2021
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$247	$247
Non-working capital loans	0	0	5,095	5,095
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	791	791
Agri-business and agricultural loans:
Loans secured by farmland	0	0	231	231
Total collateral dependent loans	$0	$0	$6,364	$6,364
Other real estate owned	0	0	196	196
Total assets	$0	$0	$6,560	$6,560

NOTE 5 – FAIR VALUE (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2022:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$11,532	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	62%	29%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential	425	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	57%	37%-76%

Collateral dependent loans:
Agri-business and agricultural	35	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	76%
Other real estate owned	100	Appraisals	Discount to reflect current market conditions and ultimate collectability	68%

NOTE 5 – FAIR VALUE (continued)
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2021:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$5,342	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	65%	22%-99%

Collateral dependent loans:
Commercial real estate	791	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	51%	34%-68%

Collateral dependent loans:
Agri-business and agricultural	231	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	35%	3% - 68%
Other real estate owned	196	Appraisals	Discount to reflect current market conditions and ultimate collectability	38%

NOTE 5 – FAIR VALUE (continued)

The following tables contain the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2022 and 2021. Items which are not financial instruments are not included.

	2022
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$130,282	$129,069	$1,213	$0	$130,282
Securities available-for-sale	1,185,528	3,034	1,180,419	2,075	1,185,528
Securities held-to-maturity	128,242	0	111,029	0	111,029
Real estate mortgages held-for-sale	357	0	372	0	372
Loans, net	4,637,790	0	0	4,454,678	4,454,678
Mortgage banking derivative	43	0	43	0	43
Interest rate swap derivative	36,920	0	36,920	0	36,920
Federal Reserve and Federal Home Loan Bank Stock	15,795	N/A	N/A	N/A	N/A
Accrued interest receivable	27,994	0	9,598	18,396	27,994
Financial Liabilities:
Certificates of deposit	626,186	0	621,206	0	621,206
All other deposits	4,834,434	4,834,434	0	0	4,834,434
Federal Funds purchased	22,000	22,000	0	0	22,000
Federal Home Loan Bank advances	275,000	275,000	0	0	275,000
Interest rate swap derivative	36,921	0	36,921	0	36,921
Standby letters of credit	249	0	0	249	249
Accrued interest payable	3,186	486	2,700	0	3,186

NOTE 5 – FAIR VALUE (continued)

	2021
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$683,240	$681,286	$1,954	$0	$683,240
Securities available-for-sale	1,398,558	900	1,395,615	2,043	1,398,558
Real estate mortgages held-for-sale	7,470	0	7,634	0	7,634
Loans, net	4,220,068	0	0	4,144,000	4,144,000
Mortgage banking derivative	398	0	398	0	398
Interest rate swap derivative	14,309	0	14,309	0	14,309
Federal Reserve and Federal Home Loan Bank Stock	13,772	N/A	N/A	N/A	N/A
Accrued interest receivable	17,674	0	7,689	9,985	17,674
Financial Liabilities:
Certificates of deposit	829,518	0	833,617	0	833,617
All other deposits	4,905,889	4,905,889	0	0	4,905,889
Federal Home Loan Bank advances	75,000	0	66,118	0	66,118
Mortgage banking derivative	2	0	2	0	2
Interest rate swap derivative	14,329	0	14,329	0	14,329
Standby letters of credit	272	0	0	272	272
Accrued interest payable	2,619	84	2,535	0	2,619

NOTE 6 – LAND, PREMISES AND EQUIPMENT, NET
Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Land	$12,472	$12,472
Premises and improvements	61,185	58,716
Equipment and furniture	37,460	39,278
Total cost	111,117	110,466
Less accumulated depreciation	53,020	51,157
Land, premises and equipment, net	$58,097	$59,309
The Company had no land, premises and equipment held for sale and included in other assets as of December 31, 2022 and 2021.
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
There have been no changes in the $5.0 million carrying amount of goodwill since 2002.
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2022, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. The Company’s annual impairment analysis was performed as of May 31, 2022. Circumstances did not substantially change during the second half of the year such that the Company believed it was necessary to perform an additional impairment analysis.
NOTE 8 – DEPOSITS
The following table details total deposits as of December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Non-interest bearing demand deposits	$1,736,761	$1,895,481
Savings and transaction accounts:
Savings deposits	403,773	409,343
Interest bearing demand deposits	2,693,900	2,601,065
Time deposits:
Other time deposits	170,759	202,395
Deposits of $100,000 to $250,000	185,194	227,606
Deposits of $250,000 or more	270,233	399,517
Total deposits	$5,460,620	$5,735,407

NOTE 8 – DEPOSITS (continued)

At December 31, 2022, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2023	$379,460
Maturing in 2024	206,081
Maturing in 2025	15,132
Maturing in 2026	12,583
Maturing in 2027	12,546
Thereafter	384
Total time deposits	$626,186
During 2022 and 2021 the Bank entered into agreements with IntraFi Network relative to their Insured Cash Sweep One-Way Buy program. As of December 31, 2022 and 2021 the total amount available to the Bank via this program was $100.0 million, of which, $10.0 million was drawn.
NOTE 9 – BORROWINGS
The following table details outstanding advances with the Federal Home Loan Bank ("FHLB") of Indianapolis for the years ended December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
FHLB of Indianapolis Bullet Advance, 4.21%, Due January 5, 2023	$275,000	$0
FHLB of Indianapolis Putable Advance, 0.39%, Due March 4, 2030, Called June 6, 2022	0	75,000
Total FHLB advances	$275,000	75,000
The advance outstanding at December 31, 2022 was a fixed-rate bullet advance and could not be prepaid by the Company without a penalty. The note required payment at maturity and was secured by residential real estate loans and securities with a carrying value of $549.0 million at December 31, 2022.
The advance outstanding at December 31, 2021 was a ten-year fixed-rate putable advance and could not be prepaid by the Company without penalty. The FHLB exercised the putable option on the advance during the second quarter of 2022 and the advance was repaid by the Company. The note was secured by residential real estate loans and securities with a carrying value of $478.4 million at December 31, 2021.
At December 31, 2022 and 2021, the Company owned $12.4 million and $10.4 million, respectively, of FHLB stock which also secures debts owed to the FHLB. The Company is authorized by the Board to borrow up to $800.0 million at the FHLB, but availability is limited to $66.5 million based on collateral and outstanding borrowings. Federal Reserve Discount Window borrowings were secured by commercial loans and investment securities with a carrying value of $928.6 million and $804.4 million as of December 31, 2022 and 2021. The Company had a borrowing capacity of $758.3 million and $616.5 million at the Federal Reserve Bank as of December 31, 2022 and 2021, respectively. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2022 and 2021.
The Company had $350.0 million of availability in federal funds lines with eleven correspondent banks as of December 31, 2022 and 2021; $22.0 million and $0 were drawn upon as of December 31, 2022 and 2021, respectively. The Bank is also a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the Exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an ‘offer’ out to sell that day. The total amount approved for the Bank via AFX banks was $319.0 million at December 31, 2022 and 2021. There were no amounts drawn as of December 31, 2022 and 2021.

NOTE 9 – BORROWINGS (continued)
On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on July 30, 2022. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 13, 2021 and expires on April 30, 2023, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed. There were no outstanding borrowings on the credit agreement at December 31, 2022 and 2021, respectively.
NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS
In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, six retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2022 and 2021.
Information as to the Company’s employee benefit plans at December 31, 2022 and 2021 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2022	2021	2022	2021
Change in benefit obligation:
Beginning benefit obligation	$2,298	$2,710	$867	$968
Interest cost	53	52	20	18
Actuarial (gain) loss	(611)	(153)	(52)	13
Benefits paid	(194)	(311)	(135)	(132)
Ending benefit obligation	1,546	2,298	700	867

Change in plan assets (primarily equity and fixed income investments and money market funds), at fair value:
Beginning plan assets	2,303	2,349	848	879
Actual return	(289)	265	(107)	101
Employer contribution	0	0	0	0
Benefits paid	(194)	(311)	(135)	(132)
Ending plan assets	1,820	2,303	606	848
Funded status at end of year	$274	$5	$(94)	$(19)
Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2022	2021	2022	2021
Funded status included in other liabilities	$274	$5	$(94)	$(19)
Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2022	2021	2022	2021
Net actuarial loss	$538	$852	$487	$431
The accumulated benefit obligation for the pension plan was $1.5 million and $2.3 million for December 31, 2022 and 2021, respectively. The accumulated benefit obligation for the SERP was $700,000 and $867,000 for December 31, 2022 and 2021, respectively.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
Net period benefit cost and other amounts recognized in other comprehensive income (loss) include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2022	2021	2020	2022	2021	2020
Net pension expense:
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	53	52	75	20	18	27
Expected return on plan assets	(130)	(133)	(140)	(45)	(47)	(51)
Recognized net actuarial (gain) loss	99	160	171	45	82	80
Settlement cost	23	65	115	0	0	0
Net pension expense	$45	$144	$221	$20	$53	$56

Net (gain) loss	$(215)	$(350)	$69	$100	$(40)	$36
Amortization of net loss	(99)	(160)	(171)	(45)	(82)	(80)
Total recognized in other comprehensive income (loss)	(314)	(510)	(102)	55	(122)	(44)
Total recognized in net pension expense and other comprehensive income (loss)	$(269)	$(366)	$119	$75	$(69)	$12
The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is ($31,000) for the pension plan and $37,000 for the SERP. The settlement costs in 2022, 2021 and 2020 were related to participants taking lump sum distributions from the pension plan during those years.
For 2022, 2021 and 2020, the assumed form of payment elected by active participants upon retirement was a lump sum to reflect participant trends. The lump sum assumed interest rates, below, for December 31, 2022, 2021 and 2020 reflect the mortality table in effect for 2022, 2021 and 2020, respectively. For 2022, the mortality assumption was the PRI-2012 White Collar Mortality Table, with full generational Projection Scale MP-2021 as of December 31, 2022. For 2021, the mortality assumption was changed to the PRI-2012 White Collar Mortality Table, with full generational Projection Scale MP-2021 as of December 31, 2021, to reflect improved mortality expectations. For 2020, the mortality assumption was the PRI-2012 White Collar Mortality Table, with full generational Projection Scale MP-2020 as of December 31, 2020.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

	Pension Benefits			SERP Benefits
	2022	2021	2020	2022	2021	2020
The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	5.03%	2.49%	2.08%	5.03%	2.49%	2.08%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates First 5 years	5.10%	0.87%	0.53%	N/A	N/A	N/A
Next 15 years	5.83%	2.74%	2.31%	N/A	N/A	N/A
All future years	5.68%	3.16%	3.09%	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	2.49%	2.08%	2.98%	2.49%	2.08%	2.98%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
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

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The Company’s pension plan asset allocation at year end 2022 and 2021, target allocation for 2023, and expected long-term rate of return by asset category are as follows:

	Target Allocation			Percentage of Plan Assets at Year End		Weighted Average Expected Long-Term Rate of Return
Asset Category	2023			2022	2021
Equity securities	55	-	65%	60%	61%	8.85%
Debt securities	35	-	45%	39%	37%	3.00%
Other	5	-	10%	1%	2%	0.10%
Total				100%	100%	6.50%
The Company’s SERP plan asset allocation at year end 2022 and 2021, target allocation for 2023, and expected long-term rate of return by asset category are as follows:

	Target Allocation			Percentage of Plan Assets at Year End		Weighted Average Expected Long-Term Rate of Return
Asset Category	2023			2022	2021
Equity securities	55	-	65%	62%	59%	8.85%
Debt securities	35	-	45%	35%	36%	3.00%
Other	5	-	10%	3%	5%	0.10%
Total				100%	100%	6.50%
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

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company’s pension plan assets at December 31, 2022, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$718	$718	$0	$0
Equity securities - US mid cap stock mutual funds	43	43	0	0
Equity securities - US small cap stock mutual funds	131	131	0	0
Equity securities - international stock mutual funds	158	158	0	0
Equity securities - emerging markets stock mutual funds	34	34	0	0
Debt securities - intermediate term bond mutual funds	232	232	0	0
Debt securities - short term bond mutual funds	484	484	0	0
Cash - money market account	20	20	0	0
Total	$1,820	$1,820	$0	$0
The fair values of the Company’s pension plan assets at December 31, 2021, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$923	$923	$0	$0
Equity securities - US mid cap stock mutual funds	104	104	0	0
Equity securities - US small cap stock mutual funds	106	106	0	0
Equity securities - international stock mutual funds	193	193	0	0
Equity securities - emerging markets stock mutual funds	73	73	0	0
Debt securities - intermediate term bond mutual funds	273	273	0	0
Debt securities - short term bond mutual funds	572	572	0	0
Cash - money market account	59	59	0	0
Total	$2,303	$2,303	$0	$0
There were no Level 2 or 3 securities during either year.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company’s SERP assets at December 31, 2022, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$249	$249	$0	$0
Equity securities - US mid cap stock mutual funds	16	16	0	0
Equity securities - US small cap stock mutual funds	43	43	0	0
Equity securities - emerging markets stock mutual funds	12	12	0	0
Equity securities - international stock mutual funds	57	57	0	0
Debt securities - intermediate term bond mutual funds	63	63	0	0
Debt securities - short term bond mutual funds	149	149	0	0
Cash - money market account	17	17	0	0
Total	$606	$606	$0	$0
The fair values of the Company’s SERP assets at December 31, 2021, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$327	$327	$0	$0
Equity securities - US mid cap stock mutual funds	38	38	0	0
Equity securities - US small cap stock mutual funds	38	38	0	0
Equity securities - emerging markets stock mutual funds	27	27	0	0
Equity securities - international stock mutual funds	71	71	0	0
Debt securities - intermediate term bond mutual funds	85	85	0	0
Debt securities - short term bond mutual funds	222	222	0	0
Cash - money market account	40	40	0	0
Total	$848	$848	$0	$0
Total SERP plan assets available for benefits also include $1,000 in accrued interest and dividend income.
There were no Level 2 or 3 securities during either year.
Contributions
The Company did not contribute to its pension or SERP plans in 2022.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next ten years:

Plan Year	Pension Benefits	SERP Benefits
(dollars in thousands)
2023	$198	$130
2024	168	122
2025	177	112
2026	218	101
2027	141	90
2028-2032	544	262
NOTE 11 – OTHER BENEFIT PLANS
401(k) Plan
The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employee contributions up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $2.4 million, $2.3 million and $1.9 million in 2022, 2021 and 2020, respectively.
Deferred Compensation Plan
Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The expense recognized was ($1.0 million), $1.2 million and $1.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. This resulted in a deferred compensation liability of $6.1 million and $7.0 million as of year end 2022 and 2021, respectively. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.
Employee Agreements
Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $5.4 million as of December 31, 2022. On December 31, 2022, no amounts were accrued on these contingent obligations.
Directors’ Deferred Compensation and Cash Plans
The Company maintains a directors’ deferred compensation plan and a cash plan. The amount owed to directors for fees under the deferred directors’ compensation and cash plans as of December 31, 2022 and 2021 was $5.6 million and $5.2 million, respectively. The related expense for the deferred directors’ compensation and cash plans for the years ended December 31, 2022, 2021 and 2020 was $458,000, $482,000 and $505,000, respectively.

NOTE 12 – INCOME TAXES
Income tax expense for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

(dollars in thousands)	2022	2021	2020
Current federal	$22,825	$21,329	$20,032
Deferred federal	(2,327)	(1,249)	(1,688)
Current state	1,297	1,892	1,484
Deferred state	(448)	(261)	(289)
Total income tax expense	$21,347	$21,711	$19,539
The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes were as follows:

(dollars in thousands)	2022	2021	2020
Income taxes at statutory federal rate of 21%	$26,284	$24,663	$21,814
Increase (decrease) in taxes resulting from:
Tax exempt income	(4,438)	(2,822)	(1,925)
Nondeductible expense	159	116	117
State income tax, net of federal tax effect	671	1,288	944
Captive insurance premium income	(417)	(303)	(227)
Tax credits	(586)	(578)	(540)
Bank owned life insurance	(78)	(596)	(595)
Long-term incentive plan and deferred compensation	(530)	(274)	(58)
Nondeductible compensation expense	181	156	0
Other	101	61	9
Total income tax expense	$21,347	$21,711	$19,539

NOTE 12 – INCOME TAXES (continued)
The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2022 and 2021 consisted of the following:

(dollars in thousands)	2022	2021
Deferred tax assets:
Bad debts	$18,561	$17,321
Pension and deferred compensation liability	2,272	2,351
Nonaccrual loan interest	256	600
Long-term incentive plan	2,894	1,896
Lease liability	1,354	1,078
Deferred loan fees	572	771
Accrued legal reserve	819	0
Other	1,130	191
	27,858	24,208
Deferred tax liabilities:
Depreciation	4,257	4,279
Loan servicing rights	694	717
State taxes	786	679
Intangible assets	1,270	1,270
REIT spillover dividend	1,290	1,180
Prepaid expenses	988	952
Lease right of use	1,354	1,078
Other	585	194
	11,224	10,349
Valuation allowance	0	0
Net deferred tax asset	$16,634	$13,859
In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized net gain (loss) on securities available-for-sale included in equity was $50.0 million and ($4.5 million) for 2022 and 2021, respectively. The deferred income tax asset allocated to the pension plan and SERP included in equity was $255,000 and $319,000 for 2022 and 2021, respectively.
The Company evaluated its deferred tax asset at year end 2022 and has concluded that it is more likely than not that it will be realized. The Company expects to have taxable income in the future such that the deferred tax asset will be realized. Therefore, no valuation allowance is required.
Unrecognized Tax Benefits
The Company did not have any unrecognized tax benefits at December 31, 2022 or 2021. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the periods ending December 31, 2022, 2021 and 2020. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.
The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2018.

NOTE 13 – RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates as of December 31, 2022 and 2021 were as follows:

(dollars in thousands)	2022	2021
Beginning balance	$99,865	$104,694
New loans and advances	54,085	74,115
Effect of changes in related parties	(10,463)	(62)
Repayments and renewals	(30,052)	(78,882)
Ending balance	$113,435	$99,865
Deposits from principal officers, directors, and their affiliates at year end 2022 and 2021 were $16.2 million and $30.2 million, respectively.
The Company and Bank are an investor in certain funds managed by Centerfield Capital (“Centerfield”), a private equity investment firm. Faraz Abbasi, a director of the Company, is a Managing Partner and an owner of Centerfield. As of December 31, 2022 and 2021, the Company had an aggregate investment balance of approximately $2.3 million in such funds, which are included in other assets on the consolidated balance sheet, and had remaining commitments to invest up to approximately $2.8 million and $3.2 million, respectively. Under the terms of the applicable funds, Centerfield is entitled to customary management fees with respect to the amounts under management and investment gains, and it is estimated that Mr. Abbasi’s interest in such fees was less than $25,000 annually for the years ended December 31, 2022 and 2021.
NOTE 14 – STOCK BASED COMPENSATION
Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by the Company’s stockholders. At its inception there were 1,125,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 435,867 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Non-vested shares from the 2008 Plan that were unused at vesting were added to the shares available to grant of the 2013 Plan. Effective April 12, 2017, the Company adopted the Lakeland Financial Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was also approved by the Company’s stockholders and does not permit share recycling. At its inception there were 1,000,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. As of December 31, 2022, 387,388 shares were available for future grants in the 2017 Plan, which is the only active plan. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.
Included in net income for the years ended December 31, 2022, 2021 and 2020 was employee stock compensation expense of $7.8 million, $7.2 million and $1.8 million, and a related tax benefit of $2.0 million, $1.8 million and $0.5 million, respectively.
Stock Options
The equity incentive plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the awards usually vest over three years. The fair value of each stock option is estimated with the Black-Scholes pricing model, using the following weighted-average assumptions as of the grant date for stock options granted during the years presented. Expected volatilities are based on historical volatility of the Company’s stock over the immediately preceding expected life period, as well as other factors known on the grant date that would have a significant effect on the stock price during the expected life period. The expected stock option life used is the historical option life of the similar employee base or Board. The turnover rate is based on historical data of the similar employee base as a group

NOTE 14 – STOCK BASED COMPENSATION (continued)
and the Board as a group. The risk-free interest rate is the Treasury rate on the date of grant corresponding to the expected life period of the stock option.
There were no stock option grants or modifications in 2022, 2021 or 2020. As of December 31, 2022, there was no unrecognized compensation cost related to non-vested stock options granted under the plan.
There were no options exercised during the years ended December 31, 2022, 2021 or 2020.
Restricted Stock Awards and Units
The fair value of restricted stock awards and units is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest after one year or more of service, determined at the grant date, with the exception of 14,300 shares granted to non-employee directors of the Board included as vested, below, which vested on the grant date.
A summary of the changes in the Company’s non-vested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	1,500	$44.10
Granted	37,957	76.02
Vested	(15,876)	72.84
Forfeited	(516)	76.33
Nonvested at December 31, 2022	23,065	$76.13
As of December 31, 2022, there was $1.2 million unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted period of 2 years. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $1.2 million, $1.1 million and $0.7 million, respectively.
Performance Stock Units
The fair value of stock awards is the closing price of the Company’s common stock on the date of grant, adjusted for the present value of expected dividends. The expected dividend rate is assumed to be the most recent dividend rate declared by the Board on the grant date. The grant date fair value of stock awards is assumed at the target payout rate. The stock awards fully vest on the third anniversary of the grant date. The 2022-2024, 2021-2023 and 2020-2022 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on beginning equity. Shares granted below include the number of shares assumed granted based on actual performance criteria of the 2022-2024, 2021-2023 and 2020-2022 Long-Term Incentive Plans at December 31, 2022.

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	271,770	$49.83
Granted, net	92,713	72.80
Vested	(53,670)	43.44
Forfeited	(6,192)	57.45
Nonvested at December 31, 2022	304,621	$57.79
As of December 31, 2022, there was $6.6 million of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted period of 2 years. The total fair value of shares vested during the year ended December 31, 2022, 2021 and 2020 was $4.3 million, $5.2 million and $5.7 million, respectively. During the years ended December 31, 2022, 2021 and 2020, 53,670, 83,216 and 120,204 shares vested, respectively.

NOTE 15 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS
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
The capital adequacy requirements were heightened by the Basel III Rule, previously defined, which went into effect on January 1, 2015 with a phase-in period for certain aspects of the rule through 2019. Under the Basel III rule, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.00% for 2015 to 2.50% by 2019. The capital conservation buffer for 2022 and 2021 was 2.50%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The quantitative measures established by regulation to ensure capital adequacy that were in effect on December 31, 2022 and 2021, require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total, Tier I and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2022 and 2021, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 15 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2022, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank’s category.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum "Required" to Be "Well" Capitalized Under "Prompt" Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$821,008	15.07%	$435,786	8.00%	$571,969	N/A	N/A	N/A
Bank	$801,044	14.74%	$434,758	8.00%	$570,620	10.50%	$543,448	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$752,751	13.82%	$326,840	6.00%	$463,023	N/A	N/A	N/A
Bank	$732,966	13.49%	$326,069	6.00%	$461,930	8.50%	$434,758	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$752,751	13.82%	$245,130	4.50%	$381,313	N/A	N/A	N/A
Bank	$732,966	13.49%	$244,551	4.50%	$380,413	7.00%	$353,241	6.50%
Tier I Capital (to Average Assets)
Consolidated	$752,751	11.50%	$261,859	4.00%	$261,859	N/A	N/A	N/A
Bank	$732,966	11.22%	$261,222	4.00%	$261,222	4.00%	$326,527	5.00%

As of December 31, 2021
Total Capital (to Risk Weighted Assets)
Consolidated	$744,421	15.35%	$388,020	8.00%	$509,276	N/A	N/A	N/A
Bank	$726,091	15.01%	$387,118	8.00%	$508,093	10.50%	$483,898	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$683,754	14.10%	$291,015	6.00%	$412,271	N/A	N/A	N/A
Bank	$665,424	13.75%	$290,339	6.00%	$411,313	8.50%	$387,118	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$683,754	14.10%	$218,261	4.50%	$339,518	N/A	N/A	N/A
Bank	$665,424	13.75%	$217,754	4.50%	$338,729	7.00%	$314,534	6.50%
Tier I Capital (to Average Assets)
Consolidated	$683,754	10.73%	$254,898	4.00%	$254,898	N/A	N/A	N/A
Bank	$665,424	10.46%	$254,425	4.00%	$254,425	4.00%	$318,030	5.00%
The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2022, approximately $121.1 million was available to be paid as dividends to the Company by the Bank.
The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2022. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 16 – OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2022 and 2021.

	2022
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(dollars in thousands)				Financial Instruments	Cash Collateral Position	Net Amount
Assets
Interest Rate Swap Derivatives	$36,920	$0	$36,920	$0	$(34,185)	$2,735
Total Assets	$36,920	$0	$36,920	$0	$(34,185)	$2,735
Liabilities
Interest Rate Swap Derivatives	$36,921	$0	$36,921	$0	$(90)	$36,831
Total Liabilities	$36,921	$0	$36,921	$0	$(90)	$36,831

	2021
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(dollars in thousands)				Financial Instruments	Cash Collateral Position	Net Amount
Assets
Interest Rate Swap Derivatives	$14,309	$0	$14,309	$0	$(2,255)	$12,054
Total Assets	$14,309	$0	$14,309	$0	$(2,255)	$12,054
Liabilities
Interest Rate Swap Derivatives	$14,329	$0	$14,329	$0	$(7,995)	$6,334
Total Liabilities	$14,329	$0	$14,329	$0	$(7,995)	$6,334
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

NOTE 17 – COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES
During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2022 and 2021, were as follows:

	2022		2021
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial loan lines of credit	$140,022	$2,129,211	$79,792	$1,850,719
Standby letters of credit	0	48,406	0	55,336
Real estate mortgage loans	377	5,668	7,906	14,216
Real estate construction mortgage loans	2,212	9,043	2,402	3,213
Home equity mortgage open-ended revolving lines	0	341,622	0	306,124
Consumer loan open-ended revolving lines	0	25,916	0	23,287
Total	$142,611	$2,559,866	$90,100	$2,252,895

The index on variable rate commercial loan commitments is principally the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2022 and 2021, were as follows:

	2022		2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial loan	1.99-14.50%	1.63-13.00%	1.99-14.50%	1.11-10.00%
Real estate mortgage loan	0.00-7.00%	3.13-12.50%	2.50-3.75%	3.00-8.25%
Consumer loan open-ended revolving line	15.00%	7.00-15.00%	15.00%	3.25-15.00%
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

NOTE 18 – PARENT COMPANY STATEMENTS
The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2022	2021
ASSETS
Deposits with Lake City Bank	$386	$834
Deposits with other depository institutions	1,954	2,459
Cash	2,340	3,293
Investments in banking subsidiary	549,031	686,487
Investments in other subsidiaries	3,845	3,468
Other assets	13,819	11,830
Total assets	$569,035	$705,078
LIABILITIES
Dividends payable and other liabilities	$237	$261
STOCKHOLDERS’ EQUITY	568,798	704,817
Total liabilities and stockholders’ equity	$569,035	$705,078
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Dividends from Lake City Bank	$40,590	$47,355	$32,079
Dividends from non-bank subsidiaries	1,300	1,035	1,300
Other income	1	3	0
Interest expense	0	(7)	0
Miscellaneous expense	(8,795)	(8,133)	(3,935)
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	33,096	40,253	29,444
Income tax benefit	2,770	2,360	1,065
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	35,866	42,613	30,509
Equity in undistributed income of subsidiaries	67,951	53,120	53,828
NET INCOME	$103,817	$95,733	$84,337
COMPREHENSIVE INCOME (LOSS)	$(101,199)	$84,082	$100,022

NOTE 18 – PARENT COMPANY STATEMENTS (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$103,817	$95,733	$84,337
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(67,951)	(53,120)	(53,828)
Other changes	6,157	5,177	1,257
Net cash from operating activities	42,023	47,790	31,766
Cash flows from financing activities
Proceeds from (payments on) short-term borrowings	0	(10,500)	10,500
Payments related to equity incentive plans	(1,780)	(1,914)	(2,137)
Purchase of treasury stock	(579)	(559)	(10,547)
Sales of treasury stock	221	115	119
Dividends paid	(40,838)	(34,640)	(30,566)
Cash flows from financing activities	(42,976)	(47,498)	(32,631)
Net increase (decrease) in cash and cash equivalents	(953)	292	(865)
Cash and cash equivalents at beginning of the year	3,293	3,001	3,866
Cash and cash equivalents at end of the year	$2,340	$3,293	$3,001
NOTE 19 – EARNINGS PER SHARE
Following are the factors used in the earnings per share computations:

(dollars in thousand except share and per share data)	2022	2021	2020
Basic earnings per common share:
Net income	$103,817	$95,733	$84,337
Weighted-average common shares outstanding	25,528,328	25,475,994	25,469,242
Basic earnings per common share	$4.07	$3.76	$3.31
Diluted earnings per common share:
Net income	$103,817	$95,733	$84,337
Weighted-average common shares outstanding for basic earnings per common share	25,528,328	25,475,994	25,469,242
Add: Dilutive effect of assumed exercises of stock options and awards	184,210	144,111	104,699
Average shares and dilutive potential common shares	25,712,538	25,620,105	25,573,941
Diluted earnings per common share	$4.04	$3.74	$3.30
There were no antidilutive stock options for 2022, 2021 and 2020.

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for December 31, 2022 and 2021, all shown net of tax:

(dollars in thousands)	Unrealized Gains and (Losses) on Available-for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$17,056	$(963)	$16,093
Other comprehensive income (loss) before reclassification	(206,392)	86	(206,306)
Amounts reclassified from accumulated other comprehensive income (loss)	1,182	108	1,290
Net current period other comprehensive income (loss)	(205,210)	194	(205,016)
Balance at December 31, 2022	$(188,154)	$(769)	$(188,923)

(dollars in thousands)	Unrealized Gains and (Losses) on Available-for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$29,182	$(1,438)	$27,744
Other comprehensive income (loss) before reclassification	(11,496)	293	(11,203)
Amounts reclassified from accumulated other comprehensive income (loss)	(630)	182	(448)
Net current period other comprehensive income (loss)	(12,126)	475	(11,651)
Balance at December 31, 2021	$17,056	$(963)	$16,093

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated other comprehensive income for the years ended December 31, 2022, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
2022
(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,518)	Interest income
Realized gains and (losses) on available-for-sale securities	21	Net securities gains
Tax effect	315	Income tax expense
Subtotal	(1,182)	Net of tax
Amortization of defined benefit pension items(1)	(144)	Salaries and employee benefits
Tax effect	36	Income tax expense
Subtotal	(108)	Net of tax
Total reclassifications for the period	$(1,290)	Net income

2021
(dollars in thousands)
Realized gains and (losses) on available-for-sale securities	$797	Net securities gains
Tax effect	(167)	Income tax expense
Subtotal	630	Net of tax
Amortization of defined benefit pension items(1)	(242)	Salaries and employee benefits
Tax effect	60	Income tax expense
Subtotal	(182)	Net of tax
Total reclassifications for the period	$448	Net income

2020
(dollars in thousands)
Realized gains and (losses) on available-for-sale securities	$433	Net securities gains
Tax effect	(91)	Income tax expense
Subtotal	342	Net of tax
Amortization of defined benefit pension items(1)	(251)	Salaries and employee benefits
Tax effect	63	Income tax expense
Subtotal	(188)	Net of tax
Total reclassifications for the period	$154	Net income
(1)Included in the computation of net pension plan expense as more fully discussed in Note 10 – Pension and Other Postretirement Plans.

NOTE 21 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2022	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$75,353	$62,558	$53,622	$48,034
Interest expense	18,516	10,066	4,944	3,154
Net interest income	56,837	52,492	48,678	44,880
Provision for credit losses	8,958	0	0	417
Net interest income after provision	47,879	52,492	48,678	44,463
Noninterest income	10,519	10,164	10,492	10,687
Noninterest expense	27,434	27,894	27,913	26,969
Income tax expense	4,987	6,237	5,584	4,539
Net income	$25,977	$28,525	$25,673	$23,642

Basic earnings per common share	$1.02	$1.12	$1.00	$0.93
Diluted earnings per common share	$1.01	$1.11	$1.00	$0.92

2021	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$48,322	$49,295	$47,625	$47,977
Interest expense	3,315	3,554	3,964	4,298
Net interest income	45,007	45,741	43,661	43,679
Provision for credit losses	0	1,300	(1,700)	1,477
Net interest income after provision	45,007	44,441	45,361	42,202
Noninterest income	9,709	11,114	11,340	12,557
Noninterest expense	24,926	25,967	26,648	26,746
Income tax expense	5,507	5,469	5,705	5,030
Net income	$24,283	$24,119	$24,348	$22,983

Basic earnings per common share	$0.95	$0.95	$0.96	$0.90
Diluted earnings per common share	$0.95	$0.94	$0.95	$0.90
NOTE 22 – LEASES
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

NOTE 22 - LEASES (continued)
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the lease standard.
The following is a maturity analysis of the operating lease liabilities as of December 31, 2022:

Years ending December 31, (in thousands)	Operating Lease Obligation
2023	$727
2024	744
2025	756
2026	731
2027	753
2028 and thereafter	2,185
Total undiscounted lease payments	5,896
Less imputed interest	(600)
Lease liability	$5,296
Right-of-use asset	$5,296

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Lease cost
Operating lease cost	$667	$536	$536
Short-term lease cost	22	24	24
Total lease cost	$689	$560	$560

Other information
Operating cash outflows from operating leases	$667	$536	$536
Weighted-average remaining lease term - operating leases	7.3	7.9	8.8
Weighted average discount rate - operating leases	2.5%	2.8%	2.8%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Within the prior two years of the date of the most recent financial statement, there have been no changes in or disagreements with the Company’s accountants.

ITEM 9A. CONTROLS AND PROCEDURES
a)An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.
The Company’s independent registered public accounting firm (Crowe LLP - PCAOB ID: 173) has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.
c)There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained under the captions “Election of Directors,” “Corporate Governance and the Board of Directors” and “Delinquent Section 16(a) Reports” in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 11, 2023, to be filed with the SEC on March 2, 2023, on Form DEF 14A, and such sections are incorporated herein by reference in response to this Item.

ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 11, 2023, to be filed with the SEC on March 2, 2023, on Form DEF 14A, is incorporated herein by reference in response to this Item. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 11, 2023, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item.
See Item 5 above for equity compensation plan information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 11, 2023, to be with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 13 - Related Party Transactions to the Company’s financial statements contained in Item 8.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 11, 2023, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The documents listed below are filed as a part of this report:
(a)Exhibits

Exhibit No.	Document	Location

3.1	Amended and Restated Articles of Incorporation of Lakeland Financial Corporation	Attached hereto

3.2	Restated Bylaws of Lakeland Financial Corporation, as amended	Attached hereto

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2003

4.2	Description of Securities	Exhibit 4.4 to the Company's Form 10-K for the fiscal year ended December 31, 2019

10.1*	Lakeland Financial Corporation 2008 Equity Incentive Plan	Exhibit 10.1 to the Company’s Form S-8 filed on May 14, 2008

10.2*	Amended and Restated Lakeland Financial Corporation Director’s Fee Deferral Plan	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.3*	Form of Change in Control Agreement entered into with David M. Findlay, Kevin L. Deardorff, Eric H. Ottinger, Michael E. Gavin, Lisa M. O’Neill and Kristin L. Pruitt	Exhibit 10.1 of the Company’s Form 8-K filed on March 2, 2016

10.4*	Amended and Restated Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.5*	First Amendment to Amended and Restated Employee Deferred Compensation Plan	Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 2020

10.6*	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2004

10.7*	Amended and Restated Long Term Incentive Plan	Exhibit 10.1 to the Company’s Form10-Q for the quarter ended September 30, 2009

10.8*	Lakeland Financial Corporation 2013 Equity Incentive Plan	Appendix A to the Definitive Proxy Statement on Form DEF-14A filed on March 4, 2013

10.9*	Form of Restricted Stock Award Agreement	Exhibit 4.3 to the Company’s Form S-8 filed on July 9, 2013

10.10*	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.4 to the Company’s Form S-8 filed on July 9, 2013

10.11*	Form of Restricted Stock Unit Award Agreement	Exhibit 4.5 to the Company’s Form S-8 filed on July 9, 2013

10.12*	Lakeland Financial Corporation 2017 Equity Incentive Plan	Exhibit 4.5 to the Company’s Form S-8 filed on April 13, 2017

10.13*	Form of Restricted Stock Unit Award Agreement	Exhibit 4.6 to the Company’s Form S-8 filed on April 13, 2017

10.14*	Form of Restricted Stock Award Agreement	Exhibit 4.7 to the Company’s Form S-8 filed on April 13, 2017

10.15*	Form of Restricted Stock Award Agreement	Exhibit 4.8 to the Company’s Form S-8 filed on April 13, 2017

10.16*	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.9 to the Company’s Form S-8 filed on April 13, 2017

10.17*	Lakeland Financial Corporation Amended and Restated 2017 Equity Incentive Plan	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2021

21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered Public Accounting Firm	Attached hereto

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto
* Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: February 22, 2023	By	/s/ David M. Findlay
David M. Findlay, Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Findlay	President, Chief Executive Officer and Director
David M. Findlay	(principal executive officer)	February 22, 2023

/s/ Lisa M. O’Neill	Executive Vice President, Chief Financial Officer
Lisa M. O’Neill	(principal financial officer)	February 22, 2023

/s/ Brok A. Lahrman	Senior Vice President, Finance and Chief Accounting Officer
Brok A. Lahrman	(principal accounting officer)	February 22, 2023

/s/ A. Faraz Abbasi
A. Faraz Abbasi	Director	February 22, 2023

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	February 22, 2023

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	February 22, 2023

/s/Darrianne P. Christian
Darrianne P. Christian	Director	February 22, 2023

/s/ Michael L. Kubacki
Michael L. Kubacki	Chairman and Director	February 22, 2023

/s/ Emily E. Pichon
Emily E. Pichon	Director	February 22, 2023

/s/ Steven D. Ross
Steven D. Ross	Director	February 22, 2023

/s/ Brian J. Smith
Brian J. Smith	Director	February 22, 2023

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	February 22, 2023

/s/ M. Scott Welch
M. Scott Welch	Director	February 22, 2023