Form 10-Q
period 2023-03-31
LAKELAND FINANCIAL CORP
filed 2023-04-26
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at April 20, 2023:  25,430,917

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$67,342	$80,992
Short-term investments	86,179	49,290
Total cash and cash equivalents	153,521	130,282

Securities available-for-sale, at fair value	1,108,281	1,185,528
Securities held-to-maturity, at amortized cost (fair value of $115,533 and $111,029, respectively)	128,651	128,242
Real estate mortgage loans held-for-sale	508	357
Loans, net of allowance for credit losses of $71,215 and $72,606	4,683,713	4,637,790
Land, premises and equipment, net	58,707	58,097
Bank owned life insurance	107,026	108,407
Federal Reserve and Federal Home Loan Bank stock	15,795	15,795
Accrued interest receivable	26,883	27,994
Goodwill	4,970	4,970
Other assets	123,474	134,909
Total assets	$6,411,529	$6,432,371

LIABILITIES
Noninterest bearing deposits	$1,548,066	$1,736,761
Interest bearing deposits	3,969,662	3,723,859
Total deposits	5,517,728	5,460,620

Federal Funds purchased	0	22,000
Federal Home Loan Bank advances	200,000	275,000
Total borrowings	200,000	297,000

Accrued interest payable	5,425	3,186
Other liabilities	86,370	102,678
Total liabilities	5,809,523	5,863,484

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,896,764 shares issued and 25,430,917 outstanding as of March 31, 2023
25,825,127 shares issued and 25,349,225 outstanding as of December 31, 2022	125,840	127,004
Retained earnings	658,629	646,100
Accumulated other comprehensive income (loss)	(167,370)	(188,923)
Treasury stock at cost (465,847 shares as of March 31, 2023, 475,902 shares as of December 31, 2022)	(15,182)	(15,383)
Total stockholders’ equity	601,917	568,798
Noncontrolling interest	89	89
Total equity	602,006	568,887
Total liabilities and equity	$6,411,529	$6,432,371

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
NET INTEREST INCOME
Interest and fees on loans
Taxable	$69,542	$39,735
Tax exempt	901	169
Interest and dividends on securities
Taxable	3,513	3,278
Tax exempt	4,300	4,606
Other interest income	964	246
Total interest income	79,220	48,034

Interest on deposits	24,918	3,081
Interest on borrowings
Short-term	2,783	0
Long-term	0	73
Total interest expense	27,701	3,154

NET INTEREST INCOME	51,519	44,880

Provision for credit losses	4,350	417

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	47,169	44,463

NONINTEREST INCOME
Wealth advisory fees	2,200	2,287
Investment brokerage fees	534	519
Service charges on deposit accounts	2,630	2,809
Loan and service fees	2,846	2,889
Merchant card fee income	877	815
Bank owned life insurance income (loss)	691	(83)
Interest rate swap fee income	0	50
Mortgage banking income (loss)	(99)	509
Net securities gains	16	0
Other income	619	892
Total noninterest income	10,314	10,687

NONINTEREST EXPENSE
Salaries and employee benefits	16,063	14,392
Net occupancy expense	1,572	1,629
Equipment costs	1,438	1,411
Data processing fees and supplies	3,452	3,081
Corporate and business development	1,431	1,219
FDIC insurance and other regulatory fees	795	439
Professional fees	2,121	1,559
Other expense	2,562	3,239
Total noninterest expense	29,434	26,969

INCOME BEFORE INCOME TAX EXPENSE	28,049	28,181
Income tax expense	3,771	4,539
NET INCOME	$24,278	$23,642

BASIC WEIGHTED AVERAGE COMMON SHARES	25,583,026	25,515,271

BASIC EARNINGS PER COMMON SHARE	$0.95	$0.93

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,742,885	25,690,372

DILUTED EARNINGS PER COMMON SHARE	$0.94	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited - dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$24,278	$23,642
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	26,793	(138,995)
Reclassification adjust for amortization of unrealized losses on securities transferred to held-to-maturity	491	0
Reclassification adjustment for gains included in net income	(16)	0
Net securities gain (loss) activity during the period	27,268	(138,995)
Tax effect	(5,726)	29,188
Net of tax amount	21,542	(109,807)
Defined benefit pension plans:
Amortization of net actuarial loss	15	36
Net gain activity during the period	15	36
Tax effect	(4)	(9)
Net of tax amount	11	27
Total other comprehensive income (loss), net of tax	21,553	(109,780)
Comprehensive income (loss)	$45,831	$(86,138)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2022	25,300,793	$120,615	$583,134	$16,093	$(15,025)	$704,817	$89	$704,906
Comprehensive loss:
Net income			23,642			23,642		23,642
Other comprehensive income (loss), net of tax				(109,780)		(109,780)		(109,780)
Cash dividends declared and paid, $0.40 per share			(10,198)			(10,198)		(10,198)
Treasury shares purchased under deferred directors' plan	(2,587)	212			(212)	0		0
Treasury shares sold and distributed under deferred directors' plan	8,555	(221)			221	0		0
Stock activity under equity compensation plans	39,388	(1,728)				(1,728)		(1,728)
Stock based compensation expense		2,260				2,260		2,260
Balance at March 31, 2022	25,346,149	$121,138	$596,578	$(93,687)	$(15,016)	$609,013	$89	$609,102

Balance at January 1, 2023	25,349,225	$127,004	$646,100	$(188,923)	$(15,383)	$568,798	$89	$568,887
Comprehensive income:
Net income			24,278			24,278		24,278
Other comprehensive income (loss), net of tax				21,553		21,553		21,553
Cash dividends declared and paid, $0.46 per share			(11,749)			(11,749)		(11,749)
Treasury shares purchased under deferred directors' plan	(2,800)	204			(204)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,855	(405)			405	0		0
Stock activity under equity compensation plans	71,637	(3,124)				(3,124)		(3,124)
Stock based compensation expense		2,161				2,161		2,161
Balance at March 31, 2023	25,430,917	$125,840	$658,629	$(167,370)	$(15,182)	$601,917	$89	$602,006

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Three Months Ended March 31,	2023	2022
Cash flows from operating activities:
Net income	$24,278	$23,642
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,538	1,516
Provision for credit losses	4,350	417
Amortization of loan servicing rights	133	223
Net change in loan servicing rights valuation allowance	0	(360)
Loans originated for sale, including participations	(795)	(12,468)
Net gain on sales of loans	(34)	(513)
Proceeds from sale of loans, including participations	672	18,058
Net (gain) loss on sales of premises and equipment	(4)	1
Net gain on sales and calls of securities available-for-sale	(16)	0
Net securities amortization	1,192	1,654
Stock based compensation expense	2,161	2,260
Losses (earnings) on life insurance	(691)	83
Tax benefit of stock award issuances	(720)	(500)
Net change:
Interest receivable and other assets	501	(2,822)
Interest payable and other liabilities	(5,122)	16,513
Total adjustments	3,165	24,062
Net cash from operating activities	27,443	47,704

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	87,471	0
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	19,500	29,647
Proceeds from maturities, calls and principal paydowns of securities held-to-maturity	5	0
Purchases of securities available-for-sale	(4,046)	(292,127)
Purchase of life insurance	(153)	(43)
Net (increase) decrease in total loans	(50,273)	(66,537)
Proceeds from sales of land, premises and equipment	11	0
Purchases of land, premises and equipment	(2,155)	(1,091)
Proceeds from redemption of Federal Home Loan Bank stock	0	932
Net cash from investing activities	50,360	(329,219)

Cash flows from financing activities:
Net increase (decrease) in total deposits	57,108	85,216
Net increase (decrease) in short-term borrowings	(22,000)	0
Proceeds from short-term FHLB borrowings	(75,000)	0
Common dividends paid	(11,749)	(10,198)
Payments related to equity incentive plans	(3,124)	(1,728)
Purchase of treasury stock	(204)	(212)
Sale of treasury stock	405	221
Net cash from financing activities	(54,564)	73,299
Net change in cash and cash equivalents	23,239	(208,216)
Cash and cash equivalents at beginning of the period	130,282	683,240
Cash and cash equivalents at end of the period	153,521	475,024
Cash paid during the period for:
Interest	$25,462	$3,470
Supplemental non-cash disclosures:
Securities purchases payable	0	2,146
Right-of-use assets obtained in exchange for lease liabilities	0	1,612

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2023. The Company’s 2022 Annual Report on Form 10-K should be read in conjunction with these statements.
Adoption of New Accounting Standards
On March 31, 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures." The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of an existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company elected to early adopt the provisions of the ASU related to the discontinuance of TDR reporting, with retrospective application of modification reporting effective starting January 1, 2022. The Company adopted the provisions related to reporting of current-period gross write-offs within the vintage disclosures effective January 1, 2023. The adoption of the provisions contained within ASU 2022-02 did not have a material impact on the consolidated financial statements.
On March 28, 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (ASC 815): Fair Value Hedging - Portfolio Layer Method." ASC 815 previously permitted only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendment in this update allows nonrepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. That expanded scope allows an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. The guidance became effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASU 2022-01 on January 1, 2023, which did not have a material impact on the consolidated financial statements.
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

On March 28, 2023, the FASB issued ASU 2023-02, "Investments-Equity Method and Joint Ventures (ASC 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." ASU 2014-01, "Investments-Equity Method and Joint Ventures (ASC 323): Accounting for Investments in Qualified Affordable Housing Projects", previously introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met; however, this guidance limited the proportional amortization method to investments in low-income-housing tax credit (LIHTC) structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of net income tax expense (benefit). Equity investments in other tax credit structures are typically accounted for using the equity method, which results in investment income, gains and losses, and tax credits being presented gross on the income statement in their respective line items.
The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax benefits in the income statement as a component of income tax expense (benefit). To qualify for the proportional amortization method, all of the following conditions must be met: (1) It is probable that the income tax credits allocated to the tax equity investor will be available; (2) The tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; (3) Substantially all of the projected benefits are from income tax credits and other income tax benefits. Projected benefits included income tax credits, other income tax benefits, and other non-income tax -related benefits. The projected benefits are determined on a discounted basis, using a discount rate that is consistent with the cash flow assumptions used by the tax equity investor in making its decision to invest in the project; (4) The tax equity investor's projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and (5) The tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor's liability is limited to its capital investment. An accounting policy election is allowed to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The amendments require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understanding the following information about its investments that generate income tax credits and other income tax benefits from a tax credit program including: (1) The nature of its tax equity investments; and (2) The effect of its tax equity investments and related income tax credits and other income tax benefits on its financial position and results of operations.
For public business entities, the amendments in this update are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. If early adoption is elected, it shall adopt them as of the beginning of the fiscal year that includes the interim period of adoption. The amendments in this update must be applied on either a modified retrospective or a retrospective basis. The Company is currently evaluating the impact of this standard for its LIHTC investments and the impact to noninterest income and income tax expense within the consolidated financial statements.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2023
U.S. Treasury securities	$3,363	$2	$(13)	$0	$3,352
U.S. government sponsored agencies	153,928	0	(25,933)	0	127,995
Mortgage-backed securities: residential	561,865	81	(77,484)	0	484,462
State and municipal securities	577,603	93	(85,224)	0	492,472
Total	$1,296,759	$176	$(188,654)	$0	$1,108,281

December 31, 2022
U.S. Treasury securities	$3,057	$0	$(23)	$0	$3,034
U.S. government sponsored agencies	156,184	0	(29,223)	0	126,961
Mortgage-backed securities: residential	578,175	67	(85,934)	0	492,308
State and municipal securities	663,367	157	(100,299)	0	563,225
Total	$1,400,783	$224	$(215,479)	$0	$1,185,528
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2023
State and municipal securities	$128,651	$0	$(13,118)	$0	$115,533

December 31, 2022
State and municipal securities	$128,242	$0	$(17,213)	$0	$111,029
On April 1, 2022, the Company elected to transfer securities from available-for-sale to held-to-maturity as an overall balance sheet management strategy. The fair value of securities transferred was $127.0 million from available-for-sale to held-to-maturity. The unrealized loss on the securities transferred from available-for-sale to held-to-maturity was $24.4 million ($19.3 million, net of tax) based on the fair value of the securities on the transfer date and was $22.4 million ($17.7 million, net of tax) at March 31, 2023. The Company has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income (loss) at the time of the transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. There were no securities transferred from available-for-sale to held-to-maturity during the three months ended March 31, 2023 or March 31, 2022.

Information regarding the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by maturity as of March 31, 2023 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,275	$3,265	$0	$0
Due after one year through five years	4,727	4,729	0	0
Due after five years through ten years	35,349	33,808	0	0
Due after ten years	691,543	582,017	128,651	115,533
	734,894	623,819	128,651	115,533
Mortgage-backed securities	561,865	484,462	0	0
Total debt securities	$1,296,759	$1,108,281	$128,651	$115,533
Available-for-sale securities proceeds, gross gains and gross losses are presented below.

	Three Months Ended March 31,	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Sales of securities available-for-sale
Proceeds	$87,471	$0
Gross gains	411	0
Gross losses	(395)	0
Number of securities	81	0
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
Securities with fair values of $855.0 million and $298.2 million were pledged as of March 31, 2023 and December 31, 2022, respectively, as collateral for borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of March 31, 2023 and December 31, 2022 is presented on the following page. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
U.S. Treasury securities	$1,373	$6	$791	$7	$2,164	$13
U.S. government sponsored agencies	0	0	127,995	25,933	127,995	25,933
Mortgage-backed securities: residential	29,080	1,120	452,186	76,364	481,266	77,484
State and municipal securities	48,383	1,431	421,798	83,793	470,181	85,224
Total available-for-sale	$78,836	$2,557	$1,002,770	$186,097	$1,081,606	$188,654

December 31, 2022
U.S. Treasury securities	$3,034	$23	$0	$0	$3,034	$23
U.S. government sponsored agencies	8,420	1,350	118,541	27,873	126,961	29,223
Mortgage-backed securities: residential	165,897	18,637	323,727	67,297	489,624	85,934
State and municipal securities	277,967	33,405	244,436	66,894	522,403	100,299
Total available-for-sale	$455,318	$53,415	$686,704	$162,064	$1,142,022	$215,479
Information regarding held-to-maturity securities with unrealized losses as of March 31, 2023 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
State and municipal securities	$0	$0	$115,533	$13,118	$115,533	$13,118

December 31, 2022
State and municipal securities	$0	$0	$111,029	$17,213	$111,029	$17,213
The total number of securities with unrealized losses as of March 31, 2023 and December 31, 2022 is presented below.

	Available-for-sale			Held-to-maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
March 31, 2023
U.S. Treasury securities	3	2	5	0	0	0
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	32	98	130	0	0	0
State and municipal securities	57	363	420	0	41	41
Total temporarily impaired	92	480	572	0	41	41

December 31, 2022
U.S. Treasury securities	7	0	7	0	0	0
U.S. government sponsored agencies	1	16	17	0	0	0
Mortgage-backed securities: residential	95	41	136	0	0	0
State and municipal securities	269	223	492	0	41	41
Total temporarily impaired	372	280	652	0	41	41

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
No allowance for credit losses for available-for-sale or held-to-maturity debt securities was recorded at March 31, 2023 or December 31, 2022. Accrued interest receivable on securities totaled $7.6 million and $8.9 million at March 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.
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

NOTE 3. LOANS

(dollars in thousands)	March 31, 2023		December 31, 2022
Commercial and industrial loans:
Working capital lines of credit loans	$636,171	13.4%	$650,948	13.8%
Non-working capital loans	823,447	17.3	842,101	17.9
Total commercial and industrial loans	1,459,618	30.7	1,493,049	31.7

Commercial real estate and multi-family residential loans:
Construction and land development loans	591,812	12.4	517,664	11.0
Owner occupied loans	750,840	15.8	758,091	16.0
Nonowner occupied loans	705,830	14.8	706,107	15.0
Multifamily loans	217,274	4.5	197,232	4.2
Total commercial real estate and multi-family residential loans	2,265,756	47.5	2,179,094	46.2

Agri-business and agricultural loans:
Loans secured by farmland	178,683	3.8	201,200	4.3
Loans for agricultural production	214,299	4.5	230,888	4.9
Total agri-business and agricultural loans	392,982	8.3	432,088	9.2

Other commercial loans:	132,284	2.8	113,593	2.4
Total commercial loans	4,250,640	89.3	4,217,824	89.5

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	221,616	4.7	212,742	4.5
Open end and junior lien loans	175,907	3.7	175,575	3.7
Residential construction and land development loans	20,393	0.4	19,249	0.4
Total consumer 1-4 family mortgage loans	417,916	8.8	407,566	8.6

Other consumer loans	89,734	1.9	88,075	1.9
Total consumer loans	507,650	10.7	495,641	10.5
Subtotal	4,758,290	100.0%	4,713,465	100.0%
Less: Allowance for credit losses	(71,215)		(72,606)
Net deferred loan fees	(3,362)		(3,069)
Loans, net	$4,683,713		$4,637,790
The recorded investment in loans does not include accrued interest, which totaled $18.4 million at both March 31, 2023 and December 31, 2022.
The Company had $558,000 and $306,000 in residential real estate loans in the process of foreclosure as of March 31, 2023 and December 31, 2022, respectively.
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
Due to the imprecise nature of estimating the allowance for credit losses, the Company’s allowance for credit losses includes an immaterial unallocated component. The unallocated component of the allowance for credit losses incorporates the Company’s judgmental determination of potential expected losses that may not be fully reflected in other allocations. As a practical expedient, the Company has elected to disclose accrued interest separately from loan principal balances on the consolidated balance sheet. Additionally, when a loan is placed on non-accrual, interest payments are reversed through interest income.
For off balance sheet credit exposures outlined in the ASU at 326-20-30-11, it is the Company’s position that nearly all of the unfunded amounts on lines of credit are unconditionally cancellable, and therefore not subject to having a liability recorded.

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods ended:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended March 31, 2023
Beginning balance, January 1	$35,290	$27,394	$4,429	$917	$3,001	$1,021	$554	$72,606
Provision for credit losses	1,504	1,642	192	117	394	215	286	4,350
Loans charged-off	(5,644)	0	0	0	0	(252)	0	(5,896)
Recoveries	40	0	0	0	3	112	0	155
Net loans (charged-off) recovered	(5,604)	0	0	0	3	(140)	0	(5,741)
Ending balance	$31,190	$29,036	$4,621	$1,034	$3,398	$1,096	$840	$71,215

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended March 31, 2022
Beginning balance, January 1	$30,595	$26,535	$5,034	$1,146	$2,866	$1,147	$450	$67,773
Provision for credit losses	730	319	(273)	(88)	(248)	(55)	32	417
Loans charged-off	(19)	(597)	0	0	(22)	(102)	0	(740)
Recoveries	16	0	0	0	10	50	0	76
Net loans (charged-off) recovered	(3)	(597)	0	0	(12)	(52)	0	(664)
Ending balance	$31,322	$26,257	$4,761	$1,058	$2,606	$1,040	$482	$67,526
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

The following table summarizes the risk category of loans by loan segment and origination date as of March 31, 2023:

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$0	$2,124	$2,593	$1,481	$0	$0	$6,198	$556,280	$562,478
Special Mention	0	0	0	0	0	0	0	60,734	60,734
Substandard	0	200	75	0	294	0	569	12,481	13,050
Total	0	2,324	2,668	1,481	294	0	6,767	629,495	636,262
Working capital lines of credit loans:
Current period gross write offs	0	0	0	0	0	0	0	115	115
Non-working capital loans:
Pass	43,158	281,527	114,682	80,677	43,048	19,298	582,390	207,400	789,790
Special Mention	228	438	2,710	182	1,516	4,197	9,271	3,774	13,045
Substandard	0	4,657	847	5,005	63	3,517	14,089	0	14,089
Not Rated	481	2,689	1,362	1,149	347	100	6,128	0	6,128
Total	43,867	289,311	119,601	87,013	44,974	27,112	611,878	211,174	823,052
Non-working capital loans:
Current period gross write offs	0	5,400	0	0	118	0	5,518	11	5,529
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	11,178	21,680	10,108	13,394	307	0	56,667	532,319	588,986
Total	11,178	21,680	10,108	13,394	307	0	56,667	532,319	588,986
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	41,335	133,261	161,199	133,597	71,267	148,460	689,119	37,815	726,934
Special Mention	0	709	9,240	0	340	9,400	19,689	0	19,689
Substandard	228	293	105	1,484	367	1,161	3,638	0	3,638
Total	41,563	134,263	170,544	135,081	71,974	159,021	712,446	37,815	750,261
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Nonowner occupied loans:
Pass	14,636	183,211	122,667	135,383	90,727	77,127	623,751	70,798	694,549
Special Mention	4,311	0	6,538	0	0	0	10,849	0	10,849
Total	18,947	183,211	129,205	135,383	90,727	77,127	634,600	70,798	705,398
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	24,397	38,336	25,633	36,606	34,018	30,589	189,579	7,484	197,063
Special Mention	0	19,935	0	0	0	0	19,935	0	19,935
Total	24,397	58,271	25,633	36,606	34,018	30,589	209,514	7,484	216,998
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	10,479	36,609	26,692	28,470	9,103	24,951	136,304	38,774	175,078
Special Mention	0	0	0	1,676	1,760	15	3,451	0	3,451
Substandard	0	0	0	0	0	135	135	0	135
Total	10,479	36,609	26,692	30,146	10,863	25,101	139,890	38,774	178,664
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	4,692	6,438	29,344	21,411	3,305	12,161	77,351	125,107	202,458
Special Mention	0	946	224	7,248	928	0	9,346	2,594	11,940
Total	4,692	7,384	29,568	28,659	4,233	12,161	86,697	127,701	214,398
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	14,621	26,709	39,515	17,279	133	11,139	109,396	19,727	129,123
Special Mention	0	0	0	0	0	2,916	2,916	0	2,916

Total	14,621	26,709	39,515	17,279	133	14,055	112,312	19,727	132,039
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	1,845	10,792	12,589	11,867	4,727	6,621	48,441	4,404	52,845
Special Mention	0	0	0	544	0	0	544	0	544
Substandard	0	0	96	0	0	305	401	0	401
Not Rated	16,117	56,666	42,402	18,380	5,104	28,844	167,513	0	167,513
Total	17,962	67,458	55,087	30,791	9,831	35,770	216,899	4,404	221,303
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	0	137	529	351	0	74	1,091	6,903	7,994
Substandard	0	0	0	0	29	48	77	138	215
Not Rated	4,234	40,983	12,227	2,560	3,303	3,183	66,490	103,040	169,530
Total	4,234	41,120	12,756	2,911	3,332	3,305	67,658	110,081	177,739
Open end and junior lien loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Residential construction loans:
Not Rated	965	15,099	1,739	884	283	1,337	20,307	0	20,307
Total	965	15,099	1,739	884	283	1,337	20,307	0	20,307
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	2,006	846	1,699	408	0	0	4,959	16,793	21,752
Substandard	0	0	0	0	209	0	209	0	209
Not Rated	6,118	22,920	13,291	8,145	2,950	3,326	56,750	10,810	67,560
Total	8,124	23,766	14,990	8,553	3,159	3,326	61,918	27,603	89,521
Other consumer loans:
Current period gross write offs	0	106	62	6	7	1	182	70	252

Total period gross write offs	0	5,506	62	6	125	1	5,700	196	5,896

Total Loans	$201,029	$907,205	$638,106	$528,181	$274,128	$388,904	$2,937,553	$1,817,375	$4,754,928
As of March 31, 2023, $1.5 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration ("SBA").

The following table summarizes the risk category of loans by loan segment and origination date as of December 31, 2022:

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
Multifamily loans:
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
Closed end first mortgage loans:
Pass	8,768	12,809	12,289	4,805	4,045	3,860	46,576	5,634	52,210
Special Mention	0	0	552	0	0	0	552	0	552
Substandard	0	0	0	0	83	1,944	2,027	0	2,027
Not Rated	57,404	44,331	20,023	5,936	2,970	27,004	157,668	0	157,668
Total	66,172	57,140	32,864	10,741	7,098	32,808	206,823	5,634	212,457
Open end and junior lien loans:
Pass	137	541	357	63	75	0	1,173	5,841	7,014
Substandard	0	0	0	31	49	0	80	111	191
Not Rated	44,472	13,597	3,014	3,616	1,476	2,252	68,427	101,750	170,177
Total	44,609	14,138	3,371	3,710	1,600	2,252	69,680	107,702	177,382
Residential construction loans:
Not Rated	14,463	2,167	897	291	129	1,223	19,170	0	19,170

Total	14,463	2,167	897	291	129	1,223	19,170	0	19,170
Other consumer loans:
Pass	1,344	1,841	432	600	0	948	5,165	16,152	21,317
Substandard	0	0	0	210	0	0	210	0	210
Not Rated	24,395	14,563	9,168	3,606	2,755	1,352	55,839	10,492	66,331
Total	25,739	16,404	9,600	4,416	2,755	2,300	61,214	26,644	87,858
TOTAL	$911,943	$653,839	$552,202	$310,151	$126,843	$297,056	$2,852,034	$1,858,362	$4,710,396
As of December 31, 2022, $1.5 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the SBA.

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
The following table presents the aging of the amortized cost basis in past due loans as of March 31, 2023 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$628,672	$1,750	$0	$624,582	$5,840	$75	$636,262
Non-working capital loans	815,150	31	0	807,310	7,871	747	823,052
Commercial real estate and multi-family residential loans:
Construction and land development loans	588,986	0	0	588,986	0	0	588,986
Owner occupied loans	747,217	0	0	744,173	3,044	1,454	750,261
Nonowner occupied loans	705,398	0	0	705,398	0	0	705,398
Multifamily loans	216,998	0	0	216,998	0	0	216,998
Agri-business and agricultural loans:
Loans secured by farmland	178,529	0	0	178,394	135	0	178,664
Loans for agricultural production	214,398	0	0	214,398	0	0	214,398
Other commercial loans	132,039	0	0	132,039	0	0	132,039
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	220,501	373	25	220,495	404	252	221,303
Open end and junior lien loans	177,388	138	0	177,313	213	213	177,739
Residential construction loans	20,307	0	0	20,307	0	0	20,307
Other consumer loans	89,203	111	0	89,107	207	5	89,521
Total	$4,734,786	$2,403	$25	$4,719,500	$17,714	$2,746	$4,754,928
As of March 31, 2023 there were an insignificant number of loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the three month period ended March 31, 2023.

The following table presents the aging of the amortized cost basis in past due loans as of December 31, 2022 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$649,529	$68	$0	$649,597	$1,442	$0	$651,039
Non-working capital loans	830,033	39	1	830,073	11,622	727	841,695
Commercial real estate and multi-family residential loans:
Construction and land development loans	515,168	0	0	515,168	0	0	515,168
Owner occupied loans	754,451	0	0	754,451	3,065	1,469	757,516
Nonowner occupied loans	705,662	0	0	705,662	0	0	705,662
Multifamily loans	196,941	0	0	196,941	0	0	196,941
Agri-business and agricultural loans:
Loans secured by farmland	201,033	0	0	201,033	145	0	201,178
Loans for agricultural production	230,989	0	0	230,989	0	0	230,989
Other commercial loans	113,341	0	0	113,341	0	0	113,341
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	211,736	306	122	212,164	293	225	212,457
Open end and junior lien loans	176,758	436	0	177,194	188	188	177,382
Residential construction loans	19,170	0	0	19,170	0	0	19,170
Other consumer loans	87,333	316	0	87,649	209	6	87,858
Total	$4,692,144	$1,165	$123	$4,693,432	$16,964	$2,615	$4,710,396
As of December 31, 2022 there were an insignificant number of loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the year ended December 31, 2022.
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

The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	March 31, 2023
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$5,640	$0	$5,690
Non-working capital loans	527	7,017	229	7,773
Commercial real estate and multi-family residential loans:
Owner occupied loans	765	1,484	0	2,249
Agri-business and agricultural loans:
Loans secured by farmland	0	135	1,161	1,296
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	404	0	0	404
Open end and junior lien loans	213	0	0	213
Other consumer loans	0	0	5	5
Total	$1,959	$14,276	$1,395	$17,630

	December 31, 2022
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$5,402	$0	$5,452
Non-working capital loans	544	18,109	229	18,882
Commercial real estate and multi-family residential loans:
Owner occupied loans	413	1,491	1,161	3,065
Agri-business and agricultural loans:
Loans secured by farmland	0	145	0	145
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,030	0	0	2,030
Open end and junior lien loans	188	0	0	188
Other consumer loans	0	0	7	7
Total	$3,225	$25,147	$1,397	$29,769
Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
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
During the three months ended March 31, 2023 and March 31, 2022, no loans received a material modification based on borrower financial difficulty.

NOTE 5. BORROWINGS
For the period ended March 31, 2023, the Company had an advance outstanding from the Federal Home Loan Bank ("FHLB") in the amount of $200.0 million. The outstanding advance was a fixed rate bullet advance with an interest rate of 4.86% and matured April 4, 2023. For the period ended December 31, 2022, the Company had a fixed rate bullet advance from the FHLB with an interest rate of 4.21% of $275.0 million that matured on January 5, 2023.
On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on July 30, 2022. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 11, 2023 and expires on April 30, 2025, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed. There were no outstanding borrowings on the credit agreement at March 31, 2023 and December 31, 2022.
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
Collateral dependent loans:  Collateral dependent loans with specific allocations of the allowance for credit losses are generally based on the fair value of the underlying collateral when repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of collateral dependent loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 30-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: (a) raw and finished inventory is discounted from its cost or book value by 40-60%, depending on the marketability of the goods (b) finished goods are generally discounted by 40-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good (c) work in process inventory is typically discounted by 60%-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base (d) equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 20-50% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons; and (e) marketable securities are discounted by 10%-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.
Mortgage servicing rights:  As of March 31, 2023, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $2.5 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.5%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At March 31, 2023, the constant prepayment speed (“PSA”) used was 157 and discount rate used was 9.5%. At December 31, 2022, the PSA used was 159 and the discount rate used was 9.5%.

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
The tables below present the balances of assets measured at fair value on a recurring basis:

	March 31, 2023
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$3,352	$0	$0	$3,352
U.S. government sponsored agency securities	0	127,995	0	127,995
Mortgage-backed securities: residential	0	484,462	0	484,462
State and municipal securities	0	490,437	2,035	492,472
Total securities available-for-sale	3,352	1,102,894	2,035	1,108,281
Mortgage banking derivative	0	47	0	47
Interest rate swap derivative	0	30,011	0	30,011
Total assets	$3,352	$1,132,952	$2,035	$1,138,339

Liabilities:
Mortgage banking derivative	$0	$4	$0	$4
Interest rate swap derivative	0	30,013	0	30,013
Total liabilities	$0	$30,017	$0	$30,017

	December 31, 2022
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$3,034	$0	$0	$3,034
U.S. government sponsored agency securities	0	126,961	0	126,961
Mortgage-backed securities: residential	0	492,308	0	492,308
State and municipal securities	0	561,150	2,075	563,225
Total securities available-for-sale	3,034	1,180,419	2,075	1,185,528
Mortgage banking derivative	0	43	0	43
Interest rate swap derivative	0	36,920	0	36,920
Total assets	$3,034	$1,217,382	$2,075	$1,222,491

Liabilities:
Mortgage banking derivative	$0	$0	$0	$0
Interest rate swap derivative	0	36,921	0	36,921
Total liabilities	$0	$36,921	$0	$36,921
The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below present the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2023
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$2,858	$2,858
Non-working capital loans	0	0	2,559	2,559
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	429	429
Agri-business and agricultural loans:
Loans secured by farmland	0	0	33	33
Total collateral dependent loans	0	0	5,879	5,879
Other real estate owned	0	0	100	100
Total assets	$0	$0	$5,979	$5,979

	December 31, 2022
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$3,178	$3,178
Non-working capital loans	0	0	8,354	8,354
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	425	425
Agri-business and agricultural loans:
Loans secured by farmland	0	0	35	35
Total collateral dependent loans	0	0	11,992	11,992
Other real estate owned	0	0	100	100
Total assets	$0	$0	$12,092	$12,092
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2023:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$5,417	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	66%	40%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	429	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	56%	37%-76%

Collateral dependent loans:
Agri-business and agricultural	33	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	76%
Other real estate owned	100	Appraisals	Discount to reflect current market conditions and ultimate collectability	68%
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2022:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$11,532	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	62%	29%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	425	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	57%	37%-76%

Collateral dependent loans:
Agri-business and agricultural	35	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	76%
Other real estate owned	100	Appraisals	Discount to reflect current market conditions and ultimate collectability	68%
The following tables contain the estimated fair values and the related carrying values of the Company’s financial instruments. Items that are not financial instruments are not included.

	March 31, 2023
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$153,521	$152,800	$721	$0	$153,521
Securities available-for-sale	1,108,281	3,352	1,102,894	2,035	1,108,281
Securities held-to-maturity	128,651	0	115,533	0	115,533
Real estate mortgages held-for-sale	508	0	518	0	518
Loans, net	4,683,713	0	0	4,505,890	4,505,890
Mortgage banking derivative	47	0	47	0	47
Interest rate swap derivative	30,011	0	30,011	0	30,011
Federal Reserve and Federal Home Loan Bank Stock	15,795	N/A	N/A	N/A	N/A
Accrued interest receivable	26,883	0	8,532	18,351	26,883
Financial Liabilities:
Certificates of deposit	764,163	0	762,852	0	762,852
All other deposits	4,753,565	4,753,565	0	0	4,753,565
Mortgage banking derivative	4	0	4	0	4
Interest rate swap derivative	30,013	0	30,013	0	30,013
Standby letters of credit	216	0	0	216	216
Accrued interest payable	5,425	420	5,005	0	5,425

	December 31, 2022
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$130,282	$129,069	$1,213	$0	$130,282
Securities available-for-sale	1,185,528	3,034	1,180,419	2,075	1,185,528
Securities held-to-maturity	128,242	0	111,029	0	111,029
Real estate mortgages held-for-sale	357	0	372	0	372
Loans, net	4,637,790	0	0	4,454,678	4,454,678
Mortgage banking derivative	43	0	43	0	43
Interest rate swap derivative	36,920	0	36,920	0	36,920
Federal Reserve and Federal Home Loan Bank Stock	15,795	N/A	N/A	N/A	N/A
Accrued interest receivable	27,994	0	9,598	18,396	27,994
Financial Liabilities:
Certificates of deposit	626,186	0	621,206	0	621,206
All other deposits	4,834,434	4,834,434	0	0	4,834,434
Federal Funds purchased	22,000	22,000	0	0	22,000
Federal Home Loan Bank advances	275,000	275,000	0	0	275,000
Interest rate swap derivative	36,921	0	36,921	0	36,921
Standby letters of credit	249	0	0	249	249
Accrued interest payable	3,186	486	2,700	0	3,186
NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$30,011	$0	$30,011	$0	$(27,385)	$2,626
Total Assets	$30,011	$0	$30,011	$0	$(27,385)	$2,626
Liabilities
Interest Rate Swap Derivatives	$30,013	$0	$30,013	$0	$(90)	$29,923
Total Liabilities	$30,013	$0	$30,013	$0	$(90)	$29,923

	December 31, 2022
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$36,920	$0	$36,920	$0	$(34,185)	$2,735
Total Assets	$36,920	$0	$36,920	$0	$(34,185)	$2,735
Liabilities
Interest Rate Swap Derivatives	$36,921	$0	$36,921	$0	$(90)	$36,831
Total Liabilities	$36,921	$0	$36,921	$0	$(90)	$36,831
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

	Three Months Ended March 31,
	2023	2022
Weighted average shares outstanding for basic earnings per common share	25,583,026	25,515,271
Dilutive effect of stock based awards	159,859	175,101
Weighted average shares outstanding for diluted earnings per common share	25,742,885	25,690,372

Basic earnings per common share	$0.95	$0.93
Diluted earnings per common share	$0.94	$0.92
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2023	$(188,154)	$(769)	$(188,923)
Other comprehensive income (loss) before reclassification	21,167	0	21,167
Amounts reclassified from accumulated other comprehensive income (loss)	375	11	386
Net current period other comprehensive income (loss)	21,542	11	21,553
Balance at March 31, 2023	$(166,612)	$(758)	$(167,370)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$17,056	$(963)	$16,093
Other comprehensive income (loss) before reclassification	(109,807)	0	(109,807)
Amounts reclassified from accumulated other comprehensive income (loss)	0	27	27
Net current period other comprehensive income (loss)	(109,807)	27	(109,780)
Balance at March 31, 2022	$(92,751)	$(936)	$(93,687)
Reclassifications out of other accumulated comprehensive loss for the three months ended March 31, 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(491)	Interest income
Realized gains and (losses) on available-for-sale securities	16	Net securities gains
Tax effect	100	Income tax expense
	(375)	Net of tax
Amortization of defined benefit pension items	(15)	Other expense
Tax effect	4	Income tax expense
	(11)	Net of tax
Total reclassifications for the period	$(386)	Net income
Reclassifications out of other accumulated comprehensive income for the three months ended March 31, 2022 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of defined benefit pension items	$(36)	Other expense
Tax effect	9	Income tax expense
	(27)	Net of tax
Total reclassifications for the period	$(27)	Net income

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
The following is a maturity analysis of the operating lease liabilities as of March 31, 2023:

Years ending December 31, (in thousands)	Operating Lease Obligation
2023	$547
2024	744
2025	756
2026	730
2027	753
2028 and thereafter	2,185
Total undiscounted lease payments	5,715
Less imputed interest	(566)
Lease liability	$5,149
Right-of-use asset	$5,149

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Lease cost
Operating lease cost	$178	$170
Short-term lease cost	4	6
Total lease cost	$182	$176

Other information
Operating cash outflows from operating leases	$178	$170
Weighted-average remaining lease term - operating leases	7.0 years	8.9 years
Weighted average discount rate - operating leases	2.5%	2.5%

NOTE 11. LOSS CONTINGENCIES

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

On August 31, 2022, the trustee filed his amended complaint against the former client, the Bank, the Company, four officers of the Bank and one independent director of the Bank. The amended complaint alleges that the former client engaged in a check kiting scheme involving multiple banks. The amended complaint alleges that a series of business transactions among the client, his related entities and the Bank are voidable under applicable bankruptcy and state laws. The amended complaint also alleges that the Bank, the Company and the five individual bank representatives who are named as defendants violated various federal and state laws in assisting the former client in his check kiting scheme. On October 26, 2022, the trustee filed his second amended complaint which was virtually identical to his amended complaint. On January 5, 2023, the Bank, the Company and the five individual bank representatives filed motions to dismiss the second amended complaint. The motions are being briefed and will then be considered by the court. The hearing for the parties to argue the Company's motion to dismiss the Trustee's second amended complaint was held on April 17, 2023. The judge took the matter under advisement and a ruling is expected within 30 days of the hearing. Based on current information, we have determined that a material loss is neither probable nor estimable at this time, and the Bank, the Company and the five individual Bank representatives who are named as defendants intend to vigorously defend themselves against all allegations asserted in this amended complaint.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first three months of 2023 was $24.3 million, which increased $636,000, or 2.7%, from $23.6 million for the comparable period of 2022. Diluted income per common share was $0.94 in the first three months of 2023, up 2.2% from $0.92 in the comparable period of 2022. The increase in net income for 2023 was primarily due to growth in net interest income of $6.6 million, offset by an increase to the provision for credit losses of $3.9 million, a decrease in noninterest income of $373,000 and an increase in noninterest expense of $2.5 million. Pretax pre-provision earnings in the first three months of 2023 were $32.4 million, an increase of $3.8 million, or 13.3%, compared to $28.6 million for the comparable period of 2022. Pretax pre-provision earnings is a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense.
Annualized return on average total equity was 16.81% in the first three months of 2023 versus 14.04% in the comparable period of 2022. Annualized return on average total assets was 1.54% in the first three months of 2023 versus 1.44% for the comparable period of 2022. The Company's average equity to average assets ratio was 9.13% in the first three months of 2023 versus 10.26% in the comparable period of 2022. Equity has been negatively impacted by unrealized losses from the available-for-sale investment securities portfolio, which are reported as a component of accumulated other comprehensive income (loss).
The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 9.34% at March 31, 2023, compared to 9.22% at March 31, 2022 and 8.79% at December 31, 2022. Tangible equity and tangible assets have been impacted by declines in the market value of the company's available-for-sale investment securities portfolio. The market value decline is a result of rising interest rates caused by the tightening of monetary policy by the Federal Reserve beginning in March of 2022 to combat elevated levels of inflation affecting the U.S. economy. The rising interest rate environment has generated unrealized losses in the available-for-sale investment securities portfolio which are reflected in the company's reported accumulated other comprehensive income (loss). Unrealized losses from available-for-sale investment securities were $188.5 million as of March 31, 2023, compared to unrealized losses of $117.4 million at March 31, 2022 and improved from unrealized losses of $215.3 million at December 31, 2022. When excluding the impact of securities market value adjustments on tangible common equity and tangible assets, the Company's adjusted tangible common equity to adjusted tangible assets ratio, which is a non-GAAP financial measure, was 11.56% at March 31, 2023 compared to 10.44% at March 31, 2022 and 11.30% at December 31, 2022.
Total assets were $6.412 billion as of March 31, 2023 versus $6.432 billion as of December 31, 2022, a decrease of $20.8 million. Balance sheet contraction was driven primarily by decreases in available-for-sale securities, noninterest bearing deposits and borrowings during the first three months of 2023. Available-for-sale securities decreased $77.2 million, noninterest bearing deposits decreased $188.7 million and total borrowings decreased $97.0 million. Offsetting these decreases were increases to short-term investments of $36.9 million, loans, net of the allowance for credit losses, of $45.9 million and interest bearing deposits of $245.8 million. Total equity increased by $33.1 million, or 5.8%, due primarily to an increase to accumulated other comprehensive income (loss) of $21.6 million. The increase in accumulated other comprehensive income (loss) was due to an improvement in available-for-sale securities fair market values during the first quarter of 2023. The change in total equity was also impacted by net income of $24.3 million and dividends declared and paid of $0.46 per share, totaling $11.7 million.
CRITICAL ACCOUNTING POLICIES
The Company’s accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

RESULTS OF OPERATIONS
Overview
Selected income statement information for the three months ended March 31, 2023 and 2022 is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Income Statement Summary:
Net interest income	$51,519	$44,880
Provision for credit losses	4,350	417
Noninterest income	10,314	10,687
Noninterest expense	29,434	26,969
Other Data:
Efficiency ratio (1)	47.60%	48.53%
Diluted EPS	$0.94	$0.92
Average Equity/Average Assets	9.13%	10.26%
Tangible capital ratio (2)	9.34%	9.22%
Adjusted tangible capital ratio (3)	11.56%	10.44%
Net charge offs to average loans	0.49%	0.06%
Net interest margin	3.54%	2.93%
Noninterest income to total revenue	16.68%	19.23%
Pretax pre-provision earnings (4)	$32,399	$28,598

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

A reconciliation of non-GAAP measures is provided below (in thousands, except for per share data).

	As of and For The
	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Total Equity	$602,006	$609,102
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167
Tangible Common Equity (A)	598,203	605,299
AOCI Market Value Adjustment	166,612	92,751
Adjusted Tangible Common Equity (C)	764,815	698,050

Total Assets	$6,411,529	$6,572,259
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167
Tangible Assets (B)	6,407,726	6,568,456
Market Value Adjustment	210,901	117,406
Adjusted Tangible Assets (D)	6,618,627	6,685,862

Ending Common Shares Issued (E)	25,607,663	25,527,896

Tangible Book Value per Common Share (A/E)	$23.36	$23.71

Tangible Capital Ratio (A/B)	9.34%	9.22%
Adjusted Tangible Capital Ratio (C/D)	11.56%	10.44%

Net Interest Income	$51,519	$44,880
Noninterest Income	10,314	10,687
Noninterest Expense	(29,434)	(26,969)
Pretax Pre-Provision Earnings	$32,399	$28,598
Net Income
Net income was $24.3 million in the first three months of 2023, an increase of $636,000, or 2.7%, versus net income of $23.6 million in the first three months of 2022. The increase in net income for 2023 was primarily due to growth in net interest income of $6.6 million, or 14.8%, offset by a decrease to the provision for credit losses of $3.9 million, a decrease to noninterest income of $373,000, or 3.5%, and an increase to noninterest expense of $2.5 million, or 9.1%.

Net Interest Income
The following table sets forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2023			2022
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,667,867	$69,542	6.04%	$4,278,894	$39,735	3.77%
Tax exempt (1)	57,560	1,126	7.93	22,032	213	3.92
Investments:
Securities (1)	1,250,189	8,956	2.91	1,514,024	9,108	2.44
Short-term investments	2,242	22	3.98	2,143	1	0.11
Interest bearing deposits	89,718	942	4.26	574,982	245	0.17
Total earning assets	$6,067,576	$80,588	5.39%	$6,392,075	$49,302	3.13%
Less: Allowance for credit losses	(73,266)			(68,051)
Nonearning Assets
Cash and due from banks	76,578			71,905
Premises and equipment	58,319			59,309
Other nonearning assets	282,873			196,705
Total assets	$6,412,080			$6,651,943

Interest Bearing Liabilities
Savings deposits	$392,567	$71	0.07%	$408,314	$75	0.07%
Interest bearing checking accounts	2,757,120	21,402	3.15	2,642,003	1,862	0.29
Time deposits:
In denominations under $100,000	180,502	642	1.44	198,257	346	0.71
In denominations over $100,000	494,873	2,803	2.30	633,947	798	0.51
Miscellaneous short-term borrowings	241,870	2,783	4.67	26	0	0.00
Long-term borrowings and subordinated debentures	0	0	0.00	75,000	73	0.40
Total interest bearing liabilities	$4,066,932	$27,701	2.76%	$3,957,547	$3,154	0.32%

Noninterest Bearing Liabilities
Demand deposits	1,662,530			1,966,117
Other liabilities	97,014			45,587
Stockholders' Equity	585,604			682,692
Total liabilities and stockholders' equity	$6,412,080			$6,651,943

Interest Margin Recap
Interest income/average earning assets		80,588	5.39		49,302	3.13%
Interest expense/average earning assets		27,701	1.85		3,154	0.20%
Net interest income and margin		$52,887	3.54%		$46,148	2.93%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.37 million and $1.27 million in the three-month periods ended March 31, 2023 and March 31, 2022, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2023 and 2022, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $6.6 million, or 14.8%, to $51.5 million for the three months ended March 31, 2023, compared with $44.9 million for the first three months of 2022. Growth in average loans and an improvement in loan yields were the primary drivers behind the $31.3 million increase in tax-equivalent interest income between the two quarters. An improvement in yields in securities and cash and cash equivalents also contributed to the increase in net interest income. Interest expense, which increased by $24.5 million, partially offset the positive impact of increased loan and securities interest income, driven by increased funding costs from deposits and borrowings. Average earning assets declined by $324.5 million, due primarily to a reduction in investment securities of $263.8 million and a decrease in demand deposits of $303.6 million. Offsetting the contraction in average deposits was an increase in average short-term borrowings of $241.8 million, offset by a decrease in average long-term borrowings of $75.0 million.
Average loans outstanding increased $424.5 million to $4.725 billion during the three months ended March 31, 2023, compared to $4.301 billion during the same period of 2022. The earning asset contraction was offset by a decrease in deposits. Average total deposits decreased $361.0 million to $5.488 billion during the three months ended March 31, 2023, compared to $5.849 billion for the same period of 2022. The decrease in average deposits was driven by a decrease in average noninterest bearing deposits, which decreased $303.6 million, or 15.4%, from $1.967 billion for the three months ended March 31, 2022, to $1.663 billion for the same period of 2023. Offsetting the contraction in average deposits was an increase in average short-term borrowings of $241.8 million, offset by a decrease in average long-term borrowings of $75.0 million.

The tax equivalent net interest margin was 3.54% for the three months ended March 31, 2023, compared to 2.93% during the first three months of 2022, representing a 61 basis point expansion between the two quarters. The net interest margin expansion was driven by a 475 basis point increase to the target Federal Funds rate implemented by the Federal Reserve through a series of rate increases beginning in March of 2022. The target Federal Funds rate increased from a zero-bound range of 0.00%-0.25% in March 2022 to a range of 4.75%-5.00% at March 31, 2023. The impact of the higher interest rate increased earning asset yields by 226 basis points to 5.39% for the first quarter of 2023, up from 3.13% for the first quarter of 2022. However, this increase was offset by an increase in the company's funding costs as excess customer liquidity was utilized and the competition for deposits increased throughout the industry. Interest expense as a percentage of average earning assets increased to 1.85% for the first quarter of 2023 from a historical low of 0.20% for the first quarter of 2022, an increase of 165 basis points. Cost of funds may continue to rise throughout 2023 as a result of market competition for deposits.
Provision for Credit Losses
The Company recorded provision for credit losses expense of $4.4 million for the three months ended March 31, 2023 compared to provision expense of $417,000 during the comparable period of 2022. The increase in provision during the first quarter of 2023 compared to the first quarter of 2022 was primarily attributable to increases in the qualitative and environmental risk factors for certain segments of the Company's loan portfolio that could be impacted by higher borrowing costs and the potential economic weakness in the Company's markets. Net charge-offs were $5.7 million during the three month period ended March 31, 2023 compared to net recoveries of $664,000 during the comparable period of 2022. The increase in charge offs in the first quarter of 2023 compared to the first quarter of 2022 was the result of a further charge off of $5.5 million attributable to a single commercial customer. The $10.7 million credit was downgraded in late December 2022, and a partial charge off of $3.7 million was recognized at that time. The remaining $7.0 million was placed on nonaccrual status pending additional due diligence and financial analysis related to the borrower's debt service capacity. During the first quarter of 2023, the outlook for repayment of the loan weakened significantly and resulted in the additional charge off of $5.5 million. The charge off amount was fully allocated in the allowance for credit losses.

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

Noninterest Income

Noninterest income categories for the three-month period ended March 31, 2023 and 2022 are shown in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Dollar Change	Percent Change
Wealth advisory fees	$2,200	$2,287	$(87)	(3.8)%
Investment brokerage fees	534	519	15	2.9
Service charges on deposit accounts	2,630	2,809	(179)	(6.4)
Loan and service fees	2,846	2,889	(43)	(1.5)
Merchant card fee income	877	815	62	7.6
Bank owned life insurance income (loss)	691	(83)	774	(932.5)
Interest rate swap fee income	0	50	(50)	(100.0)
Mortgage banking income (loss)	(99)	509	(608)	(119.4)
Net securities gains	16	0	16	100.0
Other income	619	892	(273)	(30.6)
Total noninterest income	$10,314	$10,687	$(373)	(3.5)%
Noninterest income to total revenue	16.7%	19.2%
The Company's noninterest income decreased $373,000, or 3.5%, to $10.3 million for the three months ended March 31, 2023 compared to $10.7 million in the prior year period. The decrease in noninterest income was primarily driven by a decline in mortgage banking income of $608,000, from reduced levels of mortgage financing activity because of the increased rate environment. Additionally, a decrease in other income of $273,000, or 30.6%, and decreased service charges on deposit accounts of $179,000, or 6.4%, contributed to the decrease in noninterest income. The decrease in other income was the result of less income from partnership investments during the comparable quarters and the decrease in service charges on deposit accounts was primarily the result of increased earning credit rating for commercial depositors related to commercial treasury management fees. Offsetting these decreases was an increase in bank owned life insurance income of $774,000. Bank owned life insurance income benefited by improved market performance of the company's variable life insurance policies, which track to the overall performance of the equity markets. In addition, increased general account bank owned life insurance income resulted from the purchase of insurance policies during the fourth quarter of 2022.
Noninterest Expense
Noninterest expense categories for the three-month period ended March 31, 2023 and 2022 are shown in the following tables:

	Three Months Ended March 31, 2023
(dollars in thousands)	2023	2022	Dollar Change	Percent Change
Salaries and employee benefits	$16,063	$14,392	$1,671	11.6%
Net occupancy expense	1,572	1,629	(57)	(3.5)
Equipment costs	1,438	1,411	27	1.9
Data processing fees and supplies	3,452	3,081	371	12.0
Corporate and business development	1,431	1,219	212	17.4
FDIC insurance and other regulatory fees	795	439	356	81.1
Professional fees	2,121	1,559	562	36.0
Other expense	2,562	3,239	(677)	(20.9)
Total noninterest expense	$29,434	$26,969	$2,465	9.1%
Efficiency ratio	47.6%	48.5%

The Company's noninterest expense increased by $2.5 million, or 9.1%, to $29.4 million for the three months ended March 31, 2023, from $27.0 million for the three months ended March 31, 2022. Salaries and employee benefits expense contributed $1.7 million, or 11.6%, of the increase in noninterest expense primarily as a result of increased salaries and wages and health insurance expense. Variable compensation expense, which is tied to market performance of the company's variable bank owned life insurance policies, increased due to improved market performance and also contributed to the increase in salaries and employee benefits expense. Additionally, professional fees increased $562,000, or 36.0%, data processing fees and supplies increased $371,000, or 12.0%, FDIC insurance and other regulatory fees increased $356,000, or 81.1%, and corporate and business development expense increased $212,000, or 17.4%. The increase in professional fees was a result of increased interest charges associated with the bank's swap collateral positions as well as continued investment in technology solutions for our retail and commercial digital applications. This increased investment in technology was also primarily responsible for the increase in data processing fees and supplies expense. The increase to FDIC insurance and other regulatory fees was caused by a blanket increase to the assessment rate used by the FDIC to calculate insurance premiums, effective during the first quarter of 2023. Corporate and business development expense was impacted by increased spending for advertising and other corporate and business development activities. These increases were offset by a decrease to other expense of $677,000, or 20.9%, driven by a decrease in accruals pertaining to ongoing legal matters between the two periods. See "Note 11 – Loss Contingencies" for additional details. The Company's efficiency ratio was 47.6% for the three months ended March 31, 2023 compared to 48.5% for the first three months of 2021.
The Company's income tax expense decreased $768,000, or 16.9%, in the three months ended March 31, 2023 compared to the same period in 2022. The effective tax rate was 13.4% in the three months ended March 31, 2023, compared to 16.1% for the comparable period of 2022. The year-to-date effective tax rate is reduced by income from tax-advantaged sources such as federally tax exempt municipal bond interest income as well as a tax benefit from stock-based compensation vesting of shares for plan participants.
FINANCIAL CONDITION
Overview
Total assets were $6.412 billion as of March 31, 2023 versus $6.432 billion as of December 31, 2022, a decrease of $20.8 million. Balance sheet contraction was driven primarily by decreases in available-for-sale securities, noninterest bearing deposits and borrowings during the first three months of 2023. Available-for-sale securities decreased $77.2 million, noninterest bearing deposits decreased $188.7 million and total borrowings decreased $97.0 million. Offsetting these decreases were increases to short-term investments of $36.9 million, loans, net of the allowance for credit losses, of $45.9 million and interest bearing deposits of $245.8 million.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents increased by $23.2 million, or 17.8%, to $153.5 million at March 31, 2023, from $130.3 million at December 31, 2022. Cash and cash equivalents include short-term investments. The increase in cash and cash equivalents at March 31, 2023 was driven by an increase in interest bearing short-term investment accounts of $36.9 million, or 74.8%, offset by a decrease in cash and due from banks of $13.7 million, or 16.9%. These fluctuations are reflective of a normalization of activity as excess levels of liquidity experienced throughout 2021 and 2022 have decreased through deployments of cash to the investment securities portfolio and utilization of excess cash balances by deposit customers.

Investment Portfolio
The amortized cost and the fair value of securities as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S Treasury securities	$3,363	$3,352	$3,057	$3,034
U.S government sponsored agencies	153,928	127,995	156,184	126,961
Mortgage-backed securities: residential	561,865	484,462	578,175	492,308
State and municipal securities	577,603	492,472	663,367	563,225
Total available-for-sale	$1,296,759	$1,108,281	$1,400,783	$1,185,528

Held-to-Maturity
State and municipal securities	$128,651	$115,533	$128,242	$111,029
Total Investment Portfolio	$1,425,410	$1,223,814	$1,529,025	$1,296,557
At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the available-for-sale investment securities portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
Purchases of securities available-for-sale totaled $4.0 million in the first three months of 2023. The purchases consisted of U.S. Treasury securities and mortgage-backed securities issued by government sponsored entities. Investment securities represented 19.3% of total assets on March 31, 2023, compared to 20.4% of total assets on December 31, 2022. The ratio of investment securities as a percentage of total assets remains elevated over historical levels of approximately 14%. The increase in this ratio resulted from the deployment of excess liquidity during 2021 and 2022 to the investment securities portfolio as an earning asset alternative of excess balance sheet liquidity stemming from increased levels of core deposits from government stimulus programs. The Company expects the investment securities portfolio to represent a lower percentage of total assets over time as proceeds from pay downs, sales and maturities of these investment securities are used to fund loan portfolio growth and for other general liquidity purposes. Paydowns from prepayments and scheduled payments of $13.0 million were received in the first three months of 2023, and the amortization of premiums, net of the accretion of discounts, was $1.2 million. Maturities and calls of securities totaled $6.1 million in the first three months of 2023. Sales of available-for-sale investment securities totaled $87.5 million in the first three months of 2023 and resulted in net gains of $16,000. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securities as of March 31, 2023 and December 31, 2022.
The fair value of the available-for-sale investment securities portfolio as of March 31, 2023 included net unrealized losses of $188.5 million compared to net unrealized losses of $215.3 million as of December 31, 2022. Unrealized losses in the available-for-sale investment securities portfolio resulted from the declines in market values of the investment securities. These declines were driven by the rising interest rate environment as a result of the Federal Reserve's monetary tightening policy to combat elevated levels of inflation affecting the U.S. economy.

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

Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale increased by $151,000, or 42.3%, to $508,000 at March 31, 2023, from $357,000 at December 31, 2022. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $672,000 in the first three months of 2023 compared to $18.1 million in the first three months of 2022. Management expects the volume of loans originated for sale in the secondary market to remain at reduced levels due to the rise in mortgage rates. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $355.9 million and $364.3 million as of March 31, 2023 and December 31, 2022, respectively.
Loan Portfolio
The loan portfolio by portfolio segment as of March 31, 2023 and December 31, 2022 is summarized as follows:

(dollars in thousands)	March 31, 2023		December 31, 2022		Current Period Change
Commercial and industrial loans	$1,459,618	30.7%	$1,493,049	31.7%	$(33,431)
Commercial real estate and multi-family residential loans	2,265,756	47.5	2,179,094	46.2	86,662
Agri-business and agricultural loans	392,982	8.3	432,088	9.2	(39,106)
Other commercial loans	132,284	2.8	113,593	2.4	18,691
Consumer 1-4 family mortgage loans	417,916	8.8	407,566	8.6	10,350
Other consumer loans	89,734	1.9	88,075	1.9	1,659
Subtotal, gross loans	4,758,290	100.0%	4,713,465	100.0%	44,825
Less: Allowance for credit losses	(71,215)		(72,606)		1,391
Net deferred loan fees	(3,362)		(3,069)		(293)
Loans, net	$4,683,713		$4,637,790		$45,923
Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $44.8 million to $4.758 billion at March 31, 2023 from $4.713 billion at December 31, 2022. The increase was primarily driven by originations of loans concentrated in the commercial real estate and multi-famly residential, other commercial, and consumer 1-4 family mortgage loans categories and was offset by paydowns in commercial and industrial loans and the agri-business and agricultural loans segments, the latter of which traditionally experiences seasonal fluctuations in activity.
The following table summarizes the Company’s non-performing assets as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$17,715	$16,964
Loans past due over 90 days and still accruing	25	123
Total nonperforming loans	17,740	17,087
Other real estate owned	100	100
Repossessions	82	37
Total nonperforming assets	$17,922	$17,224

Individually analyzed loans	$18,188	$31,327

Nonperforming loans to total loans	0.37%	0.36%
Nonperforming assets to total assets	0.28%	0.27%

Total nonperforming assets increased by $698,000, or 4.1%, to $17.9 million during the three month period ended March 31, 2023. The ratio of nonperforming assets to total assets increased from 0.27% at December 31, 2022 to 0.28% at March 31, 2023.

A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans decreased by $13.1 million, or 41.9%, to $18.2 million at March 31, 2023 from $31.3 million at December 31, 2022.
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
At March 31, 2023, the allowance for credit losses was 1.50% of total loans outstanding, versus 1.54% of total loans outstanding at December 31, 2022. At March 31, 2023, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing relatively conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area. The Company has limited exposure to commercial office space borrowers. Loans totaling $33.6 million for this sector represent 0.71% of total loans at March 31, 2023.
As of March 31, 2023, based on management’s review of the loan portfolio, the Company had 59 credit relationships totaling $174.9 million on the classified loan list versus 58 credit relationships totaling $161.0 million as of December 31, 2022. The increase in classified loans for the first three months of 2023 resulted primarily from borrower risk rating downgrades of pass rated loans to the non-individually analyzed portion of the watch list. As of March 31, 2023, the Company had $142.6 million of assets classified as Special Mention, $32.3 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $115.7 million, $45.3 million, $0 and $0, respectively, at December 31, 2022. Watch list loans as a percentage of total loans increased to 3.68% as of March 31, 2023, up from a historical low at 3.42% as of December 31, 2022.
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

The allowance for credit losses decreased $1.4 million, from $72.6 million at December 31, 2022 to $71.2 million at March 31, 2023. The decrease was a result of net charge offs recorded during the quarter of $5.7 million, offset by provision expense of $4.4 million. Of the $5.7 million in net charge offs, $5.5 million was attributable to the previously described deteriorated commercial relationship which was reserved for in the allowance for credit losses. The increased provision expense recorded during the first quarter of 2023 was primarily attributable to increases in the qualitative and environmental risk factors for certain segments of the Company's loan portfolio that could be impacted by higher borrowing costs and the potential economic weakness in the Company's markets. As the bulk of the Company’s lending activity is concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits, management has historically considered growth and portfolio composition when determining credit loss allocations.
Sources of Funds
The Company's sources of funds include a diversified deposit base gathered throughout the Company's footprint and includes approximately 130,000 commercial, retail and public funds deposit accounts. While the traditional base of core deposits represents the primary source of funding for the Company, the Company has access to a robust array of other liquidity sources, including secured borrowings available from the Federal Home Loan Bank, the Federal Reserve Bank Discount Window and the Federal Reserve Bank Term Funding Program. In addition, the Company has access to unsecured borrowing capacity through long established relationships within the brokered deposit markets, Federal Funds lines from correspondent bank partners and Insured Cash Sweep (ICS) one-way buy funds available from the Intrafi network. As of March 31, 2023, the Company had access to $3.03 billion in unused liquidity available from these aggregate sources compared to $2.99 billion at December 31, 2022.
The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the three months ended March 31, 2023 and 2022 are summarized in the following table:

	Three months ended March 31,
	2023		2022
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,662,530	0.00%	$1,966,117	0.00%
Savings and transaction accounts:
Savings deposits	392,567	0.07	408,314	0.07
Interest bearing demand deposits	2,757,120	3.15	2,642,003	0.29
Time deposits:		.
Deposits of $100,000 or more	494,873	2.30	633,947	0.51
Other time deposits	180,502	1.44	198,257	0.71
Total deposits	$5,487,592	1.84%	$5,848,638	0.21%
FHLB advances and other borrowings	241,870	4.67	75,026	0.39
Total funding sources	$5,729,462	1.96%	$5,923,664	0.22%
Average total deposits were $5.488 billion for the first quarter of 2023, a decrease of $361.0 million, or 6.2%, from the first quarter of 2022. Average total borrowings were $241.9 million for the first quarter of 2023, an increase of $166.8 million from the first quarter of 2023.
Deposits and Borrowings
As of March 31, 2023, total deposits increased by $57.1 million, or 1.0%, from December 31, 2022. Core deposits, which excludes brokered deposits, decreased by $93.5 million, or 1.7%, to $5.357 billion as of March 31, 2023 from $5.451 billion as of December 31, 2022. Total brokered deposits were $160.7 million at March 31, 2023 compared to $10.0 million at December 31, 2022.

The following table summarizes deposit composition at March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	Percentage of Total	December 31, 2022	Percentage of Total	Current Period Change
Retail	$1,894,707	34.3%	$1,934,787	35.4%	$(40,080)
Commercial	2,105,512	38.2	2,085,934	38.2	19,578
Public funds	1,356,851	24.6	1,429,872	26.2	(73,021)
Core deposits	$5,357,070	97.1%	$5,450,593	99.8%	$(93,523)
Brokered deposits	160,658	2.9	10,027	0.2	150,631
Total deposits	$5,517,728	100.0%	$5,460,620	100.0%	$57,108
Commercial, retail and public funds deposit composition remained stable between March 31, 2023 and December 31, 2022. On March 31, 2023 and December 31, 2022, commercial deposits represented 38% of total deposits. Retail deposits represented 34% at March 31, 2023 versus 35% at December 31, 2022. Public Funds deposits represented 25% at March 31, 2023 versus 26% at December 31, 2022. Commercial deposits grew $19.6 million, or 0.9%, from $2.086 billion at December 31, 2022; retail deposits contracted $40.1 million, or 2.1%, from $1.935 billion at December 31, 2022; and public funds deposits contracted $73.0 million, or 5.1%, from $1.430 billion at December 31, 2022. Commercial checking accounts increased in number of accounts and balances since year end and average balances per account remain elevated above pre-pandemic levels. Retail checking accounts have increased, but balances have declined. Average retail checking account balances per account have declined modestly but remain elevated above pre-pandemic levels. Public Fund accounts are unchanged, but balances have decreased. Average public fund checking account balances are lower on a linked quarter basis but remain elevated as compared to pre-pandemic levels.

Uninsured deposits, not covered by FDIC deposit insurance or the Indiana Public Deposit Insurance Fund (PDIF), were 29% of total deposits as of March 31, 2023, versus 30% as of December 31, 2022. Deposits not insured by FDIC Insurance coverage (including the public fund deposits that are covered by the PDIF) were 54% as of March 31, 2023, versus 56% at December 31, 2022. As of March 31, 2023, and December 31, 2022, 98% of deposit accounts have deposit balances less than $250,000 and 2% of accounts have deposit balances greater than $250,000.

Utilization of other sources of liquidity totaled $360.7 million at March 31, 2023, compared to $307.0 million at December 31, 2022, an increase of $53.7 million, or 17.5%. Brokered deposits of $160.7 million at March 31, 2023 drove the increase up $150.6 million from $10.0 million at December 31, 2022. Total borrowings decreased $97.0 million, or 32.7%, from $297.0 million at December 31, 2022 to $200.0 million at March 31, 2023, driven by a decrease in Federal Funds purchased of $22.0 million, and a decrease in FHLB advances of $75.0 million, or 27.3%.

Capital
As of March 31, 2023, total stockholders’ equity was $602.0 million, an increase of $33.1 million, or 5.8%, from $568.9 million at December 31, 2022. Net income of $24.3 million increased equity. In addition, an increase of $21.6 million in accumulated other comprehensive income (loss), primarily driven by a net increase in the fair value of available-for-sale securities, contributed to the increase. Dividends declared and paid of $0.46 per share, or $11.7 million, offset the increase to total stockholders' equity.
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of March 31, 2023, the Company's capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of March 31, 2023 and December 31, 2022, are presented in the table below. Capital ratios for March 31, 2023 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023:
Total Capital (to Risk Weighted Assets)
Consolidated	$832,907	15.21%	$438,191	8.00%	$575,126	N/A	N/A	N/A
Bank	$810,361	14.83%	$437,037	8.00%	$573,611	10.50%	$546,296	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$764,316	13.95%	$328,643	6.00%	$465,578	N/A	N/A	N/A
Bank	$741,948	13.58%	$327,778	6.00%	$464,352	8.50%	$437,037	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$764,316	13.95%	$246,483	4.50%	$383,417	N/A	N/A	N/A
Bank	$741,948	13.58%	$245,833	4.50%	$382,407	7.00%	$355,092	6.50%
Tier I Capital (to Average Assets)
Consolidated	$764,316	11.56%	$264,374	4.00%	$264,374	N/A	N/A	N/A
Bank	$741,948	11.25%	$263,730	4.00%	$263,730	4.00%	$329,663	5.00%

As of December 31, 2022:
Total Capital (to Risk Weighted Assets)
Consolidated	$821,008	15.07%	$435,786	8.00%	$571,969	N/A	N/A	N/A
Bank	$801,044	14.74%	$434,758	8.00%	$570,620	10.50%	$543,448	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$752,751	13.82%	$326,840	6.00%	$463,023	N/A	N/A	N/A
Bank	$732,966	13.49%	$326,069	6.00%	$461,930	8.50%	$434,758	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$752,751	13.82%	$245,130	4.50%	$381,313	N/A	N/A	N/A
Bank	$732,966	13.49%	$244,551	4.50%	$380,413	7.00%	$353,241	6.50%
Tier I Capital (to Average Assets)
Consolidated	$752,751	11.50%	$261,859	4.00%	$261,859	N/A	N/A	N/A
Bank	$732,966	11.22%	$261,222	4.00%	$261,222	4.00%	$326,527	5.00%

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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:
•the effects of future economic, business and market conditions and changes, including prevailing interest rates and the rate of inflation;
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
•the risks related to the recent failures of Silicon Valley Bank and Signature Bank, including the effects on FDIC premiums, increased regulation, and increased deposit volatility;
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

•the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets; and
•the risks noted in the Risk Factors discussed under Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC.
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
Interest rate scenarios for the base, falling 400 basis points, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points, rising 300 basis points and rising 400 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at March 31, 2023. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$214,182	$186,075	$196,844	$206,171	$210,302	$212,288	$215,708	$217,218	$220,226	$226,224	$232,332
Variance from Base		$(28,107)	$(17,338)	$(8,011)	$(3,880)	$(1,894)	$1,526	$3,036	$6,044	$12,042	$18,150
Percent of change from Base		(13.12)%	(8.09)%	(3.74)%	(1.81)%	(0.88)%	0.71%	1.42%	2.82%	5.62%	8.47%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2023, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company’s Form 10-K for the year ended December 31, 2022. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ISSUER PURCHASES OF EQUITY SECURITIES
On April 11, 2023, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2025, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended March 31, 2023.
The following table provides information as of March 31, 2023 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - 31	1,685	$72.70	0	$19,998,273
February 1 - 28	1,115	72.58	0	19,998,273
March 1 - 31	0	0	0	19,998,273
Total	2,800	$72.65	0	$19,998,273

(a)The shares purchased during January and February were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with past practice.
(b)Following the renewal and extension of the Company's share repurchase program on April 11, 2023, the maximum dollar value of shares that may bet be repurchased under the program is $30 million.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three months ended March 31, 2023 and March 31, 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and March 31, 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and March 31, 2022; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: April 26, 2023	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: April 26, 2023	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: April 26, 2023	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)