Form 10-Q
period 2023-06-30
LAKELAND FINANCIAL CORP
filed 2023-08-02
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at July 26, 2023:  25,433,215

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$75,081	$80,992
Short-term investments	98,056	49,290
Total cash and cash equivalents	173,137	130,282

Securities available-for-sale, at fair value	1,062,069	1,185,528
Securities held-to-maturity, at amortized cost (fair value of $114,264 and $111,029, respectively)	129,070	128,242
Real estate mortgage loans held-for-sale	1,298	357
Loans, net of allowance for credit losses of $72,058 and $72,606	4,790,202	4,637,790
Land, premises and equipment, net	58,839	58,097
Bank owned life insurance	107,738	108,407
Federal Reserve and Federal Home Loan Bank stock	21,420	15,795
Accrued interest receivable	27,398	27,994
Goodwill	4,970	4,970
Other assets	133,405	134,909
Total assets	$6,509,546	$6,432,371

LIABILITIES
Noninterest bearing deposits	$1,438,030	$1,736,761
Interest bearing deposits	3,985,029	3,723,859
Total deposits	5,423,059	5,460,620

Federal Funds purchased	0	22,000
Federal Home Loan Bank advances	400,000	275,000
Total borrowings	400,000	297,000

Accrued interest payable	9,833	3,186
Other liabilities	84,659	102,678
Total liabilities	5,917,551	5,863,484

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,896,764 shares issued and 25,429,216 outstanding as of June 30, 2023
25,825,127 shares issued and 25,349,225 outstanding as of December 31, 2022	123,367	127,004
Retained earnings	661,447	646,100
Accumulated other comprehensive income (loss)	(177,645)	(188,923)
Treasury stock at cost (467,548 shares as of June 30, 2023, 475,902 shares as of December 31, 2022)	(15,263)	(15,383)
Total stockholders’ equity	591,906	568,798
Noncontrolling interest	89	89
Total equity	591,995	568,887
Total liabilities and equity	$6,509,546	$6,432,371

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INTEREST INCOME
Interest and fees on loans
Taxable	$75,047	$44,138	$144,589	$83,873
Tax exempt	960	280	1,861	449
Interest and dividends on securities
Taxable	3,376	3,727	6,889	7,005
Tax exempt	4,064	4,994	8,364	9,600
Other interest income	1,035	483	1,999	729
Total interest income	84,482	53,622	163,702	101,656

Interest on deposits	33,611	4,890	58,529	7,971
Interest on borrowings
Short-term	2,347	0	5,130	0
Long-term	0	54	0	127
Total interest expense	35,958	4,944	63,659	8,098

NET INTEREST INCOME	48,524	48,678	100,043	93,558

Provision for credit losses	800	0	5,150	417

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	47,724	48,678	94,893	93,141

NONINTEREST INCOME
Wealth advisory fees	2,271	2,204	4,471	4,491
Investment brokerage fees	428	541	962	1,060
Service charges on deposit accounts	2,726	2,882	5,356	5,691
Loan and service fees	3,002	3,195	5,848	6,084
Merchant card fee income	929	904	1,806	1,719
Bank owned life insurance income (loss)	693	(183)	1,384	(266)
Interest rate swap fee income	794	354	794	404
Mortgage banking income (loss)	(35)	351	(134)	860
Net securities gains	3	0	19	0
Other income	690	244	1,309	1,136
Total noninterest income	11,501	10,492	21,815	21,179

NONINTEREST EXPENSE
Salaries and employee benefits	11,374	14,798	27,437	29,190
Net occupancy expense	1,681	1,688	3,253	3,317
Equipment costs	1,426	1,459	2,864	2,870
Data processing fees and supplies	3,474	3,203	6,926	6,284
Corporate and business development	1,298	1,433	2,729	2,652
FDIC insurance and other regulatory fees	803	619	1,598	1,058
Professional fees	2,049	1,414	4,170	2,973
Wire fraud loss	18,058	0	18,058	0
Other expense	2,571	3,299	5,133	6,538
Total noninterest expense	42,734	27,913	72,168	54,882

INCOME BEFORE INCOME TAX EXPENSE	16,491	31,257	44,540	59,438
Income tax expense	1,880	5,584	5,651	10,123
NET INCOME	$14,611	$25,673	$38,889	$49,315

BASIC WEIGHTED AVERAGE COMMON SHARES	25,607,663	25,527,896	25,595,412	25,521,618

BASIC EARNINGS PER COMMON SHARE	$0.57	$1.00	$1.52	$1.93

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,686,354	25,697,577	25,696,370	25,699,908

DILUTED EARNINGS PER COMMON SHARE	$0.57	$1.00	$1.51	$1.92

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited - dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$14,611	$25,673	$38,889	$49,315
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(13,511)	(82,609)	13,282	(221,605)
Reclassification adjust for amortization of unrealized losses on securities transferred to held-to-maturity	494	386	985	386
Reclassification adjustment for gains included in net income	(3)	0	(19)	0
Net securities gain (loss) activity during the period	(13,020)	(82,223)	14,248	(221,219)
Tax effect	2,734	17,349	(2,992)	46,538
Net of tax amount	(10,286)	(64,874)	11,256	(174,681)
Defined benefit pension plans:
Amortization of net actuarial loss	15	36	30	72
Net gain activity during the period	15	36	30	72
Tax effect	(4)	(9)	(8)	(18)
Net of tax amount	11	27	22	54
Total other comprehensive income (loss), net of tax	(10,275)	(64,847)	11,278	(174,627)
Comprehensive income (loss)	$4,336	$(39,174)	$50,167	$(125,312)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at April 1, 2022	25,346,149	$121,138	$596,578	$(93,687)	$(15,016)	$609,013	$89	$609,102
Comprehensive loss:
Net income			25,673			25,673		25,673
Other comprehensive income (loss), net of tax				(64,847)		(64,847)		(64,847)
Cash dividends declared and paid, $0.40 per share			(10,225)			(10,225)		(10,225)
Treasury shares purchased under deferred directors' plan	(987)	73			(73)	0		0
Treasury shares sold and distributed under deferred directors' plan						0		0
Stock activity under equity compensation plans						0		0
Stock based compensation expense		2,360				2,360		2,360
Balance at June 30, 2022	25,345,162	$123,571	$612,026	$(158,534)	$(15,089)	$561,974	$89	$562,063

Balance at April 1, 2023	25,430,917	$125,840	$658,629	$(167,370)	$(15,182)	$601,917	$89	$602,006
Comprehensive income:
Net income			14,611			14,611		14,611
Other comprehensive income (loss), net of tax				(10,275)		(10,275)		(10,275)
Cash dividends declared and paid, $0.46 per share			(11,793)			(11,793)		(11,793)
Treasury shares purchased under deferred directors' plan	(1,701)	81			(81)	0		0
Treasury shares sold and distributed under deferred directors' plan						0		0
Stock activity under equity compensation plans						0		0
Stock based compensation expense		(2,554)				(2,554)		(2,554)
Balance at June 30, 2023	25,429,216	$123,367	$661,447	$(177,645)	$(15,263)	$591,906	$89	$591,995

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2022	25,300,793	$120,615	$583,134	$16,093	$(15,025)	$704,817	$89	$704,906
Comprehensive loss:
Net income			49,315			49,315		49,315
Other comprehensive income (loss), net of tax				(174,627)		(174,627)		(174,627)
Cash dividends declared and paid, $0.80 per share			(20,423)			(20,423)		(20,423)
Treasury shares purchased under deferred directors' plan	(3,574)	285			(285)	0		0
Treasury shares sold and distributed under deferred directors' plan	8,555	(221)			221	0		0
Stock activity under equity compensation plans	39,388	(1,728)				(1,728)		(1,728)
Stock based compensation expense		4,620				4,620		4,620
Balance at June 30, 2022	25,345,162	$123,571	$612,026	$(158,534)	$(15,089)	$561,974	$89	$562,063

Balance at January 1, 2023	25,349,225	$127,004	$646,100	$(188,923)	$(15,383)	$568,798	$89	$568,887
Comprehensive income:
Net income			38,889			38,889		38,889
Other comprehensive income (loss), net of tax				11,278		11,278		11,278
Cash dividends declared and paid, $0.92 per share			(23,542)			(23,542)		(23,542)
Treasury shares purchased under deferred directors' plan	(4,501)	285			(285)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,855	(405)			405	0		0
Stock activity under equity compensation plans	71,637	(3,124)				(3,124)		(3,124)
Stock based compensation expense		(393)				(393)		(393)
Balance at June 30, 2023	25,429,216	$123,367	$661,447	$(177,645)	$(15,263)	$591,906	$89	$591,995

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Six Months Ended June 30,	2023	2022
Cash flows from operating activities:
Net income	$38,889	$49,315
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,069	3,020
Provision for credit losses	5,150	417
Amortization of loan servicing rights	286	385
Net change in loan servicing rights valuation allowance	0	(701)
Loans originated for sale, including participations	(4,266)	(23,082)
Net gain on sales of loans	(127)	(777)
Proceeds from sale of loans, including participations	3,421	28,430
Net (gain) loss on sales of premises and equipment	(1)	1
Net gain on sales and calls of securities available-for-sale	(19)	0
Net securities amortization	2,369	3,245
Stock based compensation expense	(393)	4,620
Losses (earnings) on life insurance	(1,384)	266
Tax benefit of stock award issuances	(720)	(500)
Net change:
Interest receivable and other assets	(1,411)	165
Interest payable and other liabilities	(7,958)	26,355
Total adjustments	(1,984)	41,844
Net cash from operating activities	36,905	91,159

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	99,951	0
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	38,886	59,617
Proceeds from maturities, calls and principal paydowns of securities held-to-maturity	6	5
Purchases of securities available-for-sale	(4,314)	(313,905)
Purchase of life insurance	(191)	(657)
Net (increase) decrease in total loans	(157,846)	(137,525)
Proceeds from sales of land, premises and equipment	13	1
Purchases of land, premises and equipment	(3,823)	(2,314)
Purchase of Federal Home Loan Bank stock	(5,625)	0
Proceeds from redemption of Federal Home Loan Bank stock	0	932
Net cash from investing activities	(32,943)	(393,846)

Cash flows from financing activities:
Net increase (decrease) in total deposits	(37,561)	(113,823)
Net increase (decrease) in short-term borrowings	(22,000)	0
Payments on long-term FHLB borrowings	0	(75,000)
Proceeds from short-term FHLB borrowings	125,000	0
Common dividends paid	(23,529)	(20,410)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(3,124)	(1,728)
Purchase of treasury stock	(285)	(285)
Sale of treasury stock	405	221
Net cash from financing activities	38,893	(211,038)
Net change in cash and cash equivalents	42,855	(513,725)
Cash and cash equivalents at beginning of the period	130,282	683,240
Cash and cash equivalents at end of the period	173,137	169,515
Cash paid during the period for:
Interest	$57,011	$8,768
Income taxes	7,125	7,065
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	284	0
Right-of-use assets obtained in exchange for lease liabilities	0	1,612

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2023. The Company’s 2022 Annual Report on Form 10-K should be read in conjunction with these statements.
Adoption of New Accounting Standards
On March 31, 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures." The update amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of an existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and and class of financing receivable by year of origination. The update is available for entities that have adopted the amendments in update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company elected to early adopt the provisions of the ASU related to the discontinuance of TDR reporting, with retrospective application of modification reporting effective starting January 1, 2022. The Company adopted the provisions related to reporting of current-period gross write-offs within the vintage disclosures effective January 1, 2023. The adoption of the provisions contained within ASU 2022-02 did not have a material impact on the consolidated financial statements.
On March 28, 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (ASC 815): Fair Value Hedging - Portfolio Layer Method." ASC 815 previously permitted only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendment in this update allows nonrepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. That expanded scope allows an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. The update became effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASU 2022-01 on January 1, 2023, which did not have a material impact on the consolidated financial statements.
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
The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. The Company transitioned LIBOR-based loans to an alternative reference rate before June 30, 2023. On December 22, 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848", which definitively provided a sunset date of December 31, 2024 for the relief guidance allowed under Topic 848. The ASU was effective immediately upon issuance. The Company adopted the LIBOR transition relief allowed under this standard, and does not expect final adoption to have a material impact on the consolidated financial statements.

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
The amendments in this update permit reporting entities to elect to account for certain tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax benefits in the income statement as a component of income tax expense (benefit). To qualify for the proportional amortization method, all of the following conditions must be met: (1) It is probable that the income tax credits allocated to the tax equity investor will be available; (2) The tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; (3) Substantially all of the projected benefits are from income tax credits and other income tax benefits. Projected benefits included income tax credits, other income tax benefits, and other non-income tax -related benefits. The projected benefits are determined on a discounted basis, using a discount rate that is consistent with the cash flow assumptions used by the tax equity investor in making its decision to invest in the project; (4) The tax equity investor's projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and (5) The tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor's liability is limited to its capital investment. An accounting policy election is allowed to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The amendments require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understanding the following information about its investments that generate income tax credits and other income tax benefits from a tax credit program including: (1) The nature of its tax equity investments; and (2) The effect of its tax equity investments and related income tax credits and other income tax benefits on its financial position and results of operations.
For public business entities, the amendments in this update are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. If early adoption is elected, the provisions shall be adopted as of the beginning of the fiscal year that includes the interim period of adoption. The amendments in this update must be applied on either a modified retrospective or a retrospective basis. The Company is currently evaluating the impact of this standard for its LIHTC investments and the impact to noninterest income and income tax expense within the consolidated financial statements.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2023
U.S. Treasury securities	$3,251	$0	$(19)	$0	$3,232
U.S. government sponsored agencies	151,029	0	(28,943)	0	122,086
Mortgage-backed securities: residential	545,616	34	(83,617)	0	462,033
State and municipal securities	564,165	10	(89,457)	0	474,718
Total	$1,264,061	$44	$(202,036)	$0	$1,062,069

December 31, 2022
U.S. Treasury securities	$3,057	$0	$(23)	$0	$3,034
U.S. government sponsored agencies	156,184	0	(29,223)	0	126,961
Mortgage-backed securities: residential	578,175	67	(85,934)	0	492,308
State and municipal securities	663,367	157	(100,299)	0	563,225
Total	$1,400,783	$224	$(215,479)	$0	$1,185,528
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2023
State and municipal securities	$129,070	$0	$(14,806)	$0	$114,264

December 31, 2022
State and municipal securities	$128,242	$0	$(17,213)	$0	$111,029
On April 1, 2022, the Company elected to transfer securities from available-for-sale to held-to-maturity as an overall balance sheet management strategy. The fair value of securities transferred was $127.0 million from available-for-sale to held-to-maturity. The unrealized loss on the securities transferred from available-for-sale to held-to-maturity was $24.4 million ($19.3 million, net of tax) based on the fair value of the securities on the transfer date and was $21.9 million ($17.3 million, net of tax) at June 30, 2023. The Company has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income (loss) at the time of the transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. There have been no subsequent transfers of securities from available-for-sale to held-to-maturity.

Information regarding the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by maturity as of June 30, 2023 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,331	$4,312	$0	$0
Due after one year through five years	8,799	8,052	0	0
Due after five years through ten years	30,996	29,763	0	0
Due after ten years	674,319	557,909	129,070	114,264
	718,445	600,036	129,070	114,264
Mortgage-backed securities	545,616	462,033	0	0
Total debt securities	$1,264,061	$1,062,069	$129,070	$114,264
Available-for-sale securities proceeds, gross gains and gross losses are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Sales of securities available-for-sale
Proceeds	$12,480	$0	$99,951	$0
Gross gains	28	0	439	0
Gross losses	(25)	0	(420)	0
Number of securities	22	0	103	0
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
Securities with fair values of $811.1 million and $298.2 million were pledged as of June 30, 2023 and December 31, 2022, respectively, as collateral for borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of June 30, 2023 and December 31, 2022 is presented on the following page. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
U.S. Treasury securities	$2,836	$17	$396	$2	$3,232	$19
U.S. government sponsored agencies	0	0	122,086	28,943	122,086	28,943
Mortgage-backed securities: residential	23,595	1,374	436,450	82,243	460,045	83,617
State and municipal securities	41,561	1,543	421,684	87,914	463,245	89,457
Total available-for-sale	$67,992	$2,934	$980,616	$199,102	$1,048,608	$202,036

December 31, 2022
U.S. Treasury securities	$3,034	$23	$0	$0	$3,034	$23
U.S. government sponsored agencies	8,420	1,350	118,541	27,873	126,961	29,223
Mortgage-backed securities: residential	165,897	18,637	323,727	67,297	489,624	85,934
State and municipal securities	277,967	33,405	244,436	66,894	522,403	100,299
Total available-for-sale	$455,318	$53,415	$686,704	$162,064	$1,142,022	$215,479
Information regarding held-to-maturity securities with unrealized losses as of June 30, 2023 and December 31, 2022 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
State and municipal securities	$0	$0	$114,264	$14,806	$114,264	$14,806

December 31, 2022
State and municipal securities	$0	$0	$111,029	$17,213	$111,029	$17,213
The total number of securities with unrealized losses as of June 30, 2023 and December 31, 2022 is presented below.

	Available-for-sale			Held-to-maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
June 30, 2023
U.S. Treasury securities	8	1	9	0	0	0
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	29	102	131	0	0	0
State and municipal securities	56	367	423	0	41	41
Total temporarily impaired	93	487	580	0	41	41

December 31, 2022
U.S. Treasury securities	7	0	7	0	0	0
U.S. government sponsored agencies	1	16	17	0	0	0
Mortgage-backed securities: residential	95	41	136	0	0	0
State and municipal securities	269	223	492	0	41	41
Total temporarily impaired	372	280	652	0	41	41

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
No allowance for credit losses for available-for-sale or held-to-maturity debt securities was recorded at June 30, 2023 or December 31, 2022. Accrued interest receivable on securities totaled $7.9 million and $8.9 million at June 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.
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

NOTE 3. LOANS

(dollars in thousands)	June 30, 2023		December 31, 2022
Commercial and industrial loans:
Working capital lines of credit loans	$618,655	12.7%	$650,948	13.8%
Non-working capital loans	851,232	17.5	842,101	17.9
Total commercial and industrial loans	1,469,887	30.2	1,493,049	31.7

Commercial real estate and multi-family residential loans:
Construction and land development loans	590,860	12.1	517,664	11.0
Owner occupied loans	806,072	16.6	758,091	16.0
Nonowner occupied loans	724,799	14.9	706,107	15.0
Multifamily loans	254,662	5.2	197,232	4.2
Total commercial real estate and multi-family residential loans	2,376,393	48.8	2,179,094	46.2

Agri-business and agricultural loans:
Loans secured by farmland	176,807	3.6	201,200	4.3
Loans for agricultural production	198,155	4.1	230,888	4.9
Total agri-business and agricultural loans	374,962	7.7	432,088	9.2

Other commercial loans:	120,958	2.5	113,593	2.4
Total commercial loans	4,342,200	89.2	4,217,824	89.5

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	229,078	4.7	212,742	4.5
Open end and junior lien loans	183,738	3.8	175,575	3.7
Residential construction and land development loans	18,569	0.4	19,249	0.4
Total consumer 1-4 family mortgage loans	431,385	8.9	407,566	8.6

Other consumer loans	92,139	1.9	88,075	1.9
Total consumer loans	523,524	10.8	495,641	10.5
Subtotal	4,865,724	100.0%	4,713,465	100.0%
Less: Allowance for credit losses	(72,058)		(72,606)
Net deferred loan fees	(3,464)		(3,069)
Loans, net	$4,790,202		$4,637,790
The recorded investment in loans does not include accrued interest, which totaled $18.5 million and $18.4 million as of June 30, 2023 and December 31, 2022, respectively.
The Company had $471,000 and $306,000 in residential real estate loans in the process of foreclosure as of June 30, 2023 and December 31, 2022, respectively.
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

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods ended:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended June 30, 2023
Beginning balance, April 1	$31,190	$29,036	$4,621	$1,034	$3,398	$1,096	$840	$71,215
Provision for credit losses	(272)	1,593	(219)	86	51	50	(489)	800
Loans charged-off	(7)	0	0	0	(14)	(369)	0	(390)
Recoveries	67	284	0	0	13	69	0	433
Net loans (charged-off) recovered	60	284	0	0	(1)	(300)	0	43
Ending balance	$30,978	$30,913	$4,402	$1,120	$3,448	$846	$351	$72,058

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended June 30, 2022
Beginning balance, April 1	$31,322	$26,257	$4,761	$1,058	$2,606	$1,040	$482	$67,526
Provision for credit losses	(139)	191	(8)	(345)	34	102	165	0
Loans charged-off	(13)	0	0	0	0	(85)	0	(98)
Recoveries	25	0	0	0	34	36	0	95
Net loans (charged-off) recovered	12	0	0	0	34	(49)	0	(3)
Ending balance	$31,195	$26,448	$4,753	$713	$2,674	$1,093	$647	$67,523

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Six Months Ended June 30, 2023
Beginning balance, January 1	$35,290	$27,394	$4,429	$917	$3,001	$1,021	$554	$72,606
Provision for credit losses	1,232	3,235	(27)	203	445	265	(203)	5,150
Loans charged-off	(5,651)	0	0	0	(14)	(621)	0	(6,286)
Recoveries	107	284	0	0	16	181	0	588
Net loans (charged-off) recovered	(5,544)	284	0	0	2	(440)	0	(5,698)
Ending balance	$30,978	$30,913	$4,402	$1,120	$3,448	$846	$351	$72,058

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Six Months Ended June 30, 2022
Beginning balance, January 1	$30,595	$26,535	$5,034	$1,146	$2,866	$1,147	$450	$67,773
Provision for credit losses	591	510	(281)	(433)	(214)	47	197	417
Loans charged-off	(32)	(597)	0	0	(22)	(187)	0	(838)
Recoveries	41	0	0	0	44	86	0	171
Net loans (charged-off) recovered	9	(597)	0	0	22	(101)	0	(667)
Ending balance	$31,195	$26,448	$4,753	$713	$2,674	$1,093	$647	$67,523

Credit Quality Indicators
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
The following table summarizes the risk category of loans by loan segment and origination date as of June 30, 2023:

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$231	$2,042	$2,468	$1,366	$0	$0	$6,107	$535,802	$541,909
Special Mention	0	0	0	0	0	0	0	69,844	69,844
Substandard	0	200	75	0	250	0	525	6,448	6,973
Total	231	2,242	2,543	1,366	250	0	6,632	612,094	618,726
Working capital lines of credit loans:
Current period gross write offs	0	0	0	0	0	0	0	115	115
Non-working capital loans:
Pass	106,680	267,890	107,070	73,313	38,285	17,517	610,755	203,682	814,437
Special Mention	0	429	1,356	2,696	2,818	6,333	13,632	5,679	19,311
Substandard	226	4,525	1,120	4,064	11	657	10,603	398	11,001
Not Rated	1,012	2,505	1,179	1,051	268	67	6,082	0	6,082
Total	107,918	275,349	110,725	81,124	41,382	24,574	641,072	209,759	850,831
Non-working capital loans:
Current period gross write offs	0	5,400	0	0	118	0	5,518	18	5,536
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	23,520	15,289	10,218	13,306	179	0	62,512	511,070	573,582
Special Mention	0	0	0	0	0	0	0	14,521	14,521
Total	23,520	15,289	10,218	13,306	179	0	62,512	525,591	588,103
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	88,769	131,307	161,898	135,249	66,660	136,902	720,785	57,223	778,008
Special Mention	0	702	9,148	0	2,257	11,890	23,997	0	23,997
Substandard	225	279	0	1,483	359	1,161	3,507	0	3,507

Total	88,994	132,288	171,046	136,732	69,276	149,953	748,289	57,223	805,512
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Nonowner occupied loans:
Pass	61,069	165,517	122,798	131,928	89,591	62,994	633,897	79,639	713,536
Special Mention	4,264	0	6,446	0	0	0	10,710	0	10,710
Total	65,333	165,517	129,244	131,928	89,591	62,994	644,607	79,639	724,246
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	78,926	38,445	9,134	36,289	33,831	30,441	227,066	7,444	234,510
Special Mention	19,794	0	0	0	0	0	19,794	0	19,794
Total	98,720	38,445	9,134	36,289	33,831	30,441	246,860	7,444	254,304
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	15,727	33,900	26,271	29,075	10,112	23,210	138,295	38,369	176,664
Special Mention	0	0	0	0	12	0	12	0	12
Substandard	0	0	0	0	0	115	115	0	115
Total	15,727	33,900	26,271	29,075	10,124	23,325	138,422	38,369	176,791
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	25,929	8,801	28,747	26,880	4,111	11,513	105,981	91,211	197,192
Special Mention	0	0	211	352	0	0	563	500	1,063
Total	25,929	8,801	28,958	27,232	4,111	11,513	106,544	91,711	198,255
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	6,213	26,450	39,302	15,524	111	8,059	95,659	21,202	116,861
Special Mention	0	0	0	1,103	0	2,793	3,896	0	3,896
Total	6,213	26,450	39,302	16,627	111	10,852	99,555	21,202	120,757
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	5,795	10,782	12,147	10,249	4,647	6,286	49,906	4,607	54,513
Special Mention	0	0	0	535	0	0	535	0	535
Substandard	0	0	96	131	0	263	490	0	490
Not Rated	29,953	53,199	40,652	17,810	4,440	27,166	173,220	0	173,220
Total	35,748	63,981	52,895	28,725	9,087	33,715	224,151	4,607	228,758
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	318	136	516	345	0	26	1,341	8,803	10,144
Substandard	0	0	0	0	28	48	76	133	209
Not Rated	13,104	36,410	10,690	2,105	2,824	2,483	67,616	107,610	175,226
Total	13,422	36,546	11,206	2,450	2,852	2,557	69,033	116,546	185,579
Open end and junior lien loans:
Current period gross write offs	0	0	14	0	0	0	14	0	14
Residential construction loans:
Not Rated	1,041	13,374	1,604	871	276	1,321	18,487	0	18,487
Total	1,041	13,374	1,604	871	276	1,321	18,487	0	18,487
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	1,955	827	1,586	383	0	0	4,751	16,589	21,340
Substandard	0	0	0	0	5	0	5	0	5
Not Rated	14,116	20,994	12,049	7,402	2,411	2,762	59,734	10,832	70,566
Total	16,071	21,821	13,635	7,785	2,416	2,762	64,490	27,421	91,911
Other consumer loans:

Current period gross write offs	0	191	91	6	212	1	501	120	621

Total period gross write offs	0	5,591	105	6	330	1	6,033	253	6,286

Total Loans	$498,867	$834,003	$606,781	$513,510	$263,486	$354,007	$3,070,654	$1,791,606	$4,862,260
As of June 30, 2023, $1.5 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration ("SBA").
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

The following table presents the aging of the amortized cost basis in past due loans as of June 30, 2023 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$612,932	$373	$0	$607,884	$5,421	$75	$618,726
Non-working capital loans	841,990	0	0	833,149	8,841	695	850,831
Commercial real estate and multi-family residential loans:
Construction and land development loans	588,103	0	0	588,103	0	0	588,103
Owner occupied loans	802,589	0	0	799,666	2,923	1,440	805,512
Nonowner occupied loans	724,246	0	0	724,246	0	0	724,246
Multifamily loans	254,304	0	0	254,304	0	0	254,304
Agri-business and agricultural loans:
Loans secured by farmland	176,635	41	0	176,561	115	0	176,791
Loans for agricultural production	198,255	0	0	198,255	0	0	198,255
Other commercial loans	120,757	0	0	120,757	0	0	120,757
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	227,988	268	8	227,770	494	343	228,758
Open end and junior lien loans	185,060	312	0	185,165	207	207	185,579
Residential construction loans	18,487	0	0	18,487	0	0	18,487
Other consumer loans	91,694	213	0	91,903	4	4	91,911
Total	$4,843,040	$1,207	$8	$4,826,250	$18,005	$2,764	$4,862,260
As of June 30, 2023 there were an insignificant number of loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the three and six month periods ended June 30, 2023.

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

The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	June 30, 2023
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$5,221	$0	$5,271
Non-working capital loans	474	8,043	229	8,746
Commercial real estate and multi-family residential loans:
Owner occupied loans	638	1,483	1,161	3,282
Agri-business and agricultural loans:
Loans secured by farmland	0	115	0	115
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	494	0	0	494
Open end and junior lien loans	207	0	0	207
Other consumer loans	0	0	4	4
Total	$1,863	$14,862	$1,394	$18,119

	December 31, 2022
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$5,402	$0	$5,452
Non-working capital loans	544	18,109	229	18,882
Commercial real estate and multi-family residential loans:
Owner occupied loans	413	1,491	1,161	3,065
Agri-business and agricultural loans:
Loans secured by farmland	0	145	0	145
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,030	0	0	2,030
Open end and junior lien loans	188	0	0	188
Other consumer loans	0	0	7	7
Total	$3,225	$25,147	$1,397	$29,769
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point to determine estimate such credit losses is historical loss information. The Company uses a probability of default/loss given default model to determine the allowance for credit losses recorded at origination. Occasionally, the Company subsequently modifies loans for borrowers experiencing financial distress by providing the following forms of relief: forgiveness of loan principal, extension of repayment terms, or an interest rate reduction, among other possible concessions. In some instances, the Company provides multiple types of concessions for such modifications. Because the effect of most modifications to borrowers experiencing financial difficulty is already included in the allowance for credit losses, no change to the allowance for credit losses is generally recorded for these modifications.

The following tables present the amortized cost basis of loans that were experiencing financial difficulty and received a modification of terms during the three and six months ended June 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivables is also presented below:

(dollars in thousands)	Combination Principal Forgiveness, Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended June 30, 2023
Commercial and industrial loans:
Non-working capital loans	$1,600	0.20%

(dollars in thousands)	Combination Principal Forgiveness, Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Six Months Ended June 30, 2023
Commercial and industrial loans:
Non-working capital loans	$1,600	0.20%
The Company has no material commitments to lend additional funds to borrowers included in the previous tables.
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2023:

(dollars in thousands)	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Total Class of Financing Receivable
Three Months Ended June 30, 2023
Commercial and industrial loans:
Non-working capital loans	$9,380	Prime+0.75% reduced to 1.00% Fixed	260 months	0.20%

(dollars in thousands)	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Total Class of Financing Receivable
Six Months Ended June 30, 2023
Commercial and industrial loans:
Non-working capital loans	$9,380	Prime+0.75% reduced to 1.00% Fixed	260 months	0.20%
During the three and six months ended June 30, 2022, no modifications were made to loans for borrowers experiencing financial difficulty.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At June 30, 2023, no loans receiving such a modification within the last twelve months were 30 days or greater past due.
At June 30, 2023, no loans receiving a modification due to borrower financial difficulty within the last twelve months experienced a payment default.
Upon the Company's determination that a modified loan (or portion thereof) has subsequently been deemed uncollectible, the loan (or a portion thereof) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

NOTE 5. BORROWINGS
For the period ended June 30, 2023, the Company had an advance outstanding from the Federal Home Loan Bank ("FHLB") in the amount of $400.0 million. The outstanding advance was a fixed rate bullet advance with an interest rate of 5.17% and matured July 13, 2023. For the period ended December 31, 2022, the Company had a fixed rate bullet advance from the FHLB with an interest rate of 4.21% in the amount of $275.0 million that matured on January 5, 2023.
On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on July 29, 2023 for $12.5 million. Funds provided under the agreement may be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 11, 2023 and expires on April 30, 2025, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed. There were no outstanding borrowings on the credit agreement at June 30, 2023 and December 31, 2022.
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
Mortgage servicing rights:  As of June 30, 2023, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $2.4 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.5%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At June 30, 2023, the constant prepayment speed (“PSA”) used was 150 and used a discount rate range of 9.50%-11.50%. At December 31, 2022, the PSA used was 159 and the discount rate used was 9.5%.

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
The tables below present the balances of assets measured at fair value on a recurring basis:

	June 30, 2023
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$3,232	$0	$0	$3,232
U.S. government sponsored agency securities	0	122,086	0	122,086
Mortgage-backed securities: residential	0	462,033	0	462,033
State and municipal securities	0	471,701	3,017	474,718
Total securities available-for-sale	3,232	1,055,820	3,017	1,062,069
Mortgage banking derivative	0	68	0	68
Interest rate swap derivative	0	35,660	0	35,660
Total assets	$3,232	$1,091,548	$3,017	$1,097,797

Liabilities:
Interest rate swap derivative	0	35,661	0	35,661
Total liabilities	$0	$35,661	$0	$35,661

	December 31, 2022
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$3,034	$0	$0	$3,034
U.S. government sponsored agency securities	0	126,961	0	126,961
Mortgage-backed securities: residential	0	492,308	0	492,308
State and municipal securities	0	561,150	2,075	563,225
Total securities available-for-sale	3,034	1,180,419	2,075	1,185,528
Mortgage banking derivative	0	43	0	43
Interest rate swap derivative	0	36,920	0	36,920
Total assets	$3,034	$1,217,382	$2,075	$1,222,491

Liabilities:
Interest rate swap derivative	0	36,921	0	36,921
Total liabilities	$0	$36,921	$0	$36,921
The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below present the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2023
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$2,644	$2,644
Non-working capital loans	0	0	3,139	3,139
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	326	326
Agri-business and agricultural loans:
Loans secured by farmland	0	0	25	25
Total collateral dependent loans	0	0	6,134	6,134
Other real estate owned	0	0	384	384
Total assets	$0	$0	$6,518	$6,518

	December 31, 2022
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$3,178	$3,178
Non-working capital loans	0	0	8,354	8,354
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	425	425
Agri-business and agricultural loans:
Loans secured by farmland	0	0	35	35
Total collateral dependent loans	0	0	11,992	11,992
Other real estate owned	0	0	100	100
Total assets	$0	$0	$12,092	$12,092
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2023:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$5,783	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	62%	25%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	326	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	78%

Collateral dependent loans:
Agri-business and agricultural	25	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	78%
Other real estate owned	384	Appraisals	Discount to reflect current market conditions and ultimate collectability	36%

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

	June 30, 2023
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$173,137	$172,892	$245	$0	$173,137
Securities available-for-sale	1,062,069	3,232	1,055,820	3,017	1,062,069
Securities held-to-maturity	129,070	0	114,264	0	114,264
Real estate mortgages held-for-sale	1,298	0	1,342	0	1,342
Loans, net	4,790,202	0	0	4,606,769	4,606,769
Mortgage banking derivative	68	0	68	0	68
Interest rate swap derivative	35,660	0	35,660	0	35,660
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	27,398	0	8,859	18,539	27,398
Financial Liabilities:
Certificates of deposit	822,797	0	824,292	0	824,292
All other deposits	4,600,262	4,600,262	0	0	4,600,262
Federal Home Loan Bank advances	400,000	400,003	0	0	400,003
Interest rate swap derivative	35,661	0	35,661	0	35,661
Standby letters of credit	133	0	0	133	133
Accrued interest payable	9,833	441	9,392	0	9,833

	December 31, 2022
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$130,282	$129,069	$1,213	$0	$130,282
Securities available-for-sale	1,185,528	3,034	1,180,419	2,075	1,185,528
Securities held-to-maturity	128,242	0	111,029	0	111,029
Real estate mortgages held-for-sale	357	0	372	0	372
Loans, net	4,637,790	0	0	4,454,678	4,454,678
Mortgage banking derivative	43	0	43	0	43
Interest rate swap derivative	36,920	0	36,920	0	36,920
Federal Reserve and Federal Home Loan Bank Stock	15,795	N/A	N/A	N/A	N/A
Accrued interest receivable	27,994	0	9,598	18,396	27,994
Financial Liabilities:
Certificates of deposit	626,186	0	621,206	0	621,206
All other deposits	4,834,434	4,834,434	0	0	4,834,434
Federal Funds purchased	22,000	22,000	0	0	22,000
Federal Home Loan Bank advances	275,000	275,000	0	0	275,000
Interest rate swap derivative	36,921	0	36,921	0	36,921
Standby letters of credit	249	0	0	249	249
Accrued interest payable	3,186	486	2,700	0	3,186
NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$35,660	$0	$35,660	$0	$(27,965)	$7,695
Total Assets	$35,660	$0	$35,660	$0	$(27,965)	$7,695
Liabilities
Interest Rate Swap Derivatives	$35,661	$0	$35,661	$0	$(90)	$35,571
Total Liabilities	$35,661	$0	$35,661	$0	$(90)	$35,571

	December 31, 2022
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$36,920	$0	$36,920	$0	$(34,185)	$2,735
Total Assets	$36,920	$0	$36,920	$0	$(34,185)	$2,735
Liabilities
Interest Rate Swap Derivatives	$36,921	$0	$36,921	$0	$(90)	$36,831
Total Liabilities	$36,921	$0	$36,921	$0	$(90)	$36,831
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares outstanding for basic earnings per common share	25,607,663	25,527,896	25,595,412	25,521,618
Dilutive effect of stock based awards	78,691	169,681	100,958	178,290
Weighted average shares outstanding for diluted earnings per common share	25,686,354	25,697,577	25,696,370	25,699,908

Basic earnings per common share	$0.57	$1.00	$1.52	$1.93
Diluted earnings per common share	$0.57	$1.00	$1.51	$1.92
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended June 30, 2023 and 2022, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at April 1, 2023	$(166,612)	$(758)	$(167,370)
Other comprehensive income (loss) before reclassification	(10,674)	0	(10,674)
Amounts reclassified from accumulated other comprehensive income (loss)	388	11	399
Net current period other comprehensive income (loss)	(10,286)	11	(10,275)
Balance at June 30, 2023	$(176,898)	$(747)	$(177,645)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at April 1, 2022	$(92,751)	$(936)	$(93,687)
Other comprehensive income (loss) before reclassification	(65,179)	0	(65,179)
Amounts reclassified from accumulated other comprehensive income (loss)	305	27	332
Net current period other comprehensive income (loss)	(64,874)	27	(64,847)
Balance at June 30, 2022	$(157,625)	$(909)	$(158,534)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the six months ended June 30, 2023 and 2022, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2023	$(188,154)	$(769)	$(188,923)
Other comprehensive income (loss) before reclassification	10,493	0	10,493
Amounts reclassified from accumulated other comprehensive income (loss)	763	22	785
Net current period other comprehensive income (loss)	11,256	22	11,278
Balance at June 30, 2023	$(176,898)	$(747)	$(177,645)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$17,056	$(963)	$16,093
Other comprehensive income (loss) before reclassification	(174,986)	0	(174,986)
Amounts reclassified from accumulated other comprehensive income (loss)	305	54	359
Net current period other comprehensive income (loss)	(174,681)	54	(174,627)
Balance at June 30, 2022	$(157,625)	$(909)	$(158,534)
Reclassifications out of other accumulated other comprehensive income (loss) for the three months ended June 30, 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(494)	Interest income
Realized gains and (losses) on available-for-sale securities	3	Net securities gains
Tax effect	103	Income tax expense
	(388)	Net of tax
Amortization of defined benefit pension items	(15)	Other expense
Tax effect	4	Income tax expense
	(11)	Net of tax
Total reclassifications for the period	$(399)	Net income

Reclassifications out of other accumulated comprehensive income (loss) for the three months ended June 30, 2022 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(386)	Interest income
Tax effect	81	Income tax expense
	(305)	Net of tax
Amortization of defined benefit pension items	(36)	Other expense
Tax effect	9	Income tax expense
	(27)	Net of tax
Total reclassifications for the period	$(332)	Net income
Reclassifications out of accumulated comprehensive loss for the six months ended June 30, 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(985)	Interest income
Realized gains and (losses) on available-for-sale securities	19	Net securities gains
Tax effect	203	Income tax expense
	(763)	Net of tax
Amortization of defined benefit pension items	(30)	Other expense
Tax effect	8	Income tax expense
	(22)	Net of tax
Total reclassifications for the period	$(785)	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2022 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(386)	Interest income
Tax effect	81	Income tax expense
	(305)	Net of tax
Amortization of defined benefit pension items	(72)	Other expense
Tax effect	18	Income tax expense
	(54)	Net of tax
Total reclassifications for the period	$(359)	Net income

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
The following is a maturity analysis of the operating lease liabilities as of June 30, 2023:

Years ending December 31, (in thousands)	Operating Lease Obligation
2023	$365
2024	744
2025	756
2026	730
2027	753
2028 and thereafter	2,185
Total undiscounted lease payments	5,533
Less imputed interest	(534)
Lease liability	$4,999
Right-of-use asset	$4,999

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Lease cost
Operating lease cost	$300	$163	$478	$333
Short-term lease cost	4	8	8	14
Total lease cost	$304	$171	$486	$347

Other information
Operating cash outflows from operating leases	$300	$163	$478	$333
Weighted-average remaining lease term - operating leases	6.8 years	8.5 years	6.8 years	8.5 years
Weighted average discount rate - operating leases	2.5%	2.5%	2.5%	2.5%

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

On August 31, 2022, the trustee filed his amended complaint against the former client, the Bank, the Company, four officers of the Bank and one independent director of the Bank. The amended complaint alleged that the former client engaged in a check kiting scheme involving multiple banks. The amended complaint alleged that a series of business transactions among the client, his related entities and the Bank are voidable under applicable bankruptcy and state laws. The amended complaint also alleged that the Bank, the Company and the five individual bank representatives who are named as defendants violated various federal and state laws in assisting the former client in his check kiting scheme. On October 26, 2022, the trustee filed his second amended complaint which was virtually identical to his amended complaint. On January 5, 2023, the Bank, the Company and the five individual bank representatives filed motions to dismiss the second amended complaint. On May 30, 2023, the court issued its decision granting the defendants’ motion to dismiss in part and denying it in part. The court dismissed all claims against the Company and the Bank’s independent director. The court dismissed several of the claims against the defendants but granted the trustee the right to file an amended complaint. On June 20, 2023, the trustee filed his third amended complaint. The trustee alleges many of the same claims that were alleged in his second amended complaint. The defendants will file a motion to dismiss the third amended complaint on July 25, 2023. Based on current information, we have determined that a material loss is neither probable nor estimable at this time, and the Bank, and the four individual Bank representatives who are named as defendants in the third amended complaint intend to vigorously defend themselves against all allegations asserted in the third amended complaint.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first six months of 2023 was $38.9 million, which decreased $10.4 million, or 21.1%, from $49.3 million for the comparable period of 2022. Diluted income per common share was $1.51 in the first six months of 2023, a decrease of 21.4% from $1.92 in the comparable period of 2022. The decrease in net income for 2023 was primarily due to an increase in noninterest expense of $17.3 million, or 31.5%, and an increase in provision for credit losses expense of $4.7 million. Offsetting these items was an increase to net interest income of $6.5 million, or 6.9%, and an increase to noninterest income of $636,000, or 3.0%. Pretax pre-provision earnings in the first six months of 2023 were $49.7 million, a decrease of $10.2 million, or 17.0%, compared to $59.9 million for the comparable period of 2022. Pretax pre-provision earnings is a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense.
Annualized return on average total equity was 13.18% in the first six months of 2023 versus 15.72% in the comparable period of 2022. Annualized return on average total assets was 1.22% in the first six months of 2023 versus 1.52% for the comparable period of 2022. The Company's average equity to average assets ratio was 9.26% in the first six months of 2023 versus 9.65% in the comparable period of 2022. Equity has been negatively impacted by unrealized losses from the available-for-sale investment securities portfolio, which are reported as a component of accumulated other comprehensive income (loss).
Net income in second quarter of 2023 was $14.6 million, down 43.1% from $25.7 million for the comparable period of 2022. Diluted earnings per common share was $0.57 in the second quarter of 2023, down 43.0% from $1.00 in the comparable period of 2022. The decrease was driven primarily by an increase in noninterest expense of $14.8 million, or 53.1%, partially offset by an increase in noninterest income of $1.0 million, or 9.6%. Pretax pre-provision earnings in the second quarter of 2023 were $17.3 million, a decrease of $14.0 million, or 44.7%, compared to $31.3 million for the comparable period of 2022.
Annualized return on average total equity was 9.70% in the second quarter of 2023 versus 17.65% in the comparable period of 2022. Annualized return on average total assets was 0.91% in the second quarter of 2023 versus 1.59% in the comparable period of 2022. The average equity to average assets ratio was 9.39% in the second quarter of 2023 versus 9.03% the comparable period of 2022.

On June 30, 2023, the Company discovered that it had been the victim of international wire fraud resulting in an estimated loss of $18.1 million, which is net of estimated insurance coverage of $4.1 million. The loss net of tax amounts to $13.6 million, or $0.53 diluted earnings per share for the three and six month periods ended June 30, 2023.
As a result, the Company’s core operational profitability, which is a non‐GAAP measure that excludes the estimated effect of this one‐time loss, was $26.8 million for the quarter ended June 30, 2023, compared to $25.7 million for the three months ended June 30, 2022 and $24.3 million for the linked quarter ended March 31, 2023. Core profitability improved 10% on a linked quarter basis and 4% on an annual basis. The fraudulent wire activity resulted from a highly sophisticated business email compromise directed by a foreign threat actor that targeted a specific general ledger account at the Bank. To facilitate the fraud, the threat actor compromised a single employee email account outside the Company's network and used a forged wire transfer form.

A third‐party forensic investigation determined that no client accounts were threatened by this activity, nor was there any attempt to access any client information or funds. Additionally, the investigation concluded that the Company's network was never penetrated and that the foreign threat actor made no attempt to penetrate the network.

On June 30, 2023, the Company notified its insurance carriers about the fraudulent wire activity and engaged a forensic technology investigation firm to conduct a thorough investigation. The Company also notified the United
States Secret Service, the FBI and the Financial Crimes Enforcement Network, or FinCEN. In addition, the Company has communicated actively with its primary regulators.

The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 9.04% at June 30, 2023, compared to 8.92% at June 30, 2022 and 8.79% at December 31, 2022. Tangible equity and tangible assets have been impacted by declines in the market value of the Company’s available-for-sale investment securities portfolio as a result of the rising interest rate environment. These declines have generated unrealized losses in the available-for-sale investment securities portfolio which are reflected in the Company’s reported accumulated other comprehensive income (loss). Unrealized losses from available-for-sale investment securities were $202.0 million at June 30, 2023, compared to $175.6 million at June 30, 2022 and $215.3 million at December 31, 2022. When excluding the impact of investment securities market value adjustments on tangible common equity and tangible assets, the Company's adjusted tangible common equity to adjusted tangible assets ratio, which is a non-GAAP financial measure, was 11.37% at June 30, 2023, compared to 11.08% at June 30, 2022 and 11.30% at December 31, 2022.
Total assets were $6.510 billion as of June 30, 2023 versus $6.432 billion as of December 31, 2022, an increase of $77.2 million, or 1.2%. Balance sheet expansion was driven primarily by loan portfolio growth. Total loans, net of the allowance for credit losses, increased $152.4 million, or 3.3%, between June 30, 2023 and December 31, 2022. Contributing further to the increase in total assets was an increase in cash and cash equivalents of $42.9 million, or 32.9%. Offsetting these increases was a decrease in available-for-sale securities of $123.5 million, or 10.4%. To fund the balance sheet expansion, total borrowings increased $103.0 million, or 34.7%, and was offset by a decrease in total deposits of $37.6 million, or less than 1%. The deposit mix saw a shift from noninterest bearing deposits, which decreased $298.7 million, or 17.2%, to interest bearing deposits which increased $261.2 million, or 7.0%. Total equity increased $23.1 million, or 4.1%, from $568.9 million at December 31, 2022 to $592.0 million at June 30, 2023. Retained earnings increased $15.3 million, or 2.4%, as a result of net income of $38.9 million, offset by dividends declared and paid of $23.5 million. Accumulated other comprehensive income (loss), increased $11.3 million, or 6.0%, due primarily to an improvement in available-for-sale securities fair market values during the six months ended June 30, 2023.
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
RESULTS OF OPERATIONS
Overview
Selected income statement information for the three and six months ended June 30, 2023 and 2022 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Income Statement Summary:
Net interest income	$48,524	48,678	$100,043	$93,558
Provision for credit losses	800	0	5,150	417
Noninterest income	11,501	10,492	21,815	21,179
Noninterest expense	42,734	27,913	72,168	54,882
Other Data:
Efficiency ratio (1)	71.19%	47.17%	59.22%	47.83%
Diluted EPS	$0.57	$1.00	$1.51	$1.92
Average Equity/Average Assets	9.39%	9.03%	9.26%	9.65%
Tangible capital ratio (2)	9.04	8.92	9.04	8.92
Adjusted tangible capital ratio (3)	11.37	11.08	11.37	11.08
Net charge-offs to average loans	0.00	0.00	0.24	0.03
Net interest margin	3.28	3.26	3.41	3.09
Noninterest income to total revenue	19.16	17.73	17.90	18.46
Pretax pre-provision earnings (4)	$17,291	$31,257	$49,690	$59,855

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
(3)Non-GAAP financial measure. Calculated by removing the fair market value adjustment impact of the investment securities portfolio from tangible equity and tangible assets. Management believes this is an important measure because it provides better comparability to prior periods. See reconciliation on the next page.
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

Reconciliations of non-GAAP measures are provided below (in thousands, except for per share data).

	As of and For The		As of and For The
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Total Equity	$591,995	$562,063	$591,995	$562,063
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Common Equity (A)	588,192	558,260	588,192	558,260
AOCI Market Value Adjustment	176,898	157,625	176,898	157,625
Adjusted Tangible Common Equity (C)	765,090	715,885	765,090	715,885

Total Assets	$6,509,546	$6,265,087	$6,509,546	$6,265,087
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Assets (B)	6,505,743	6,261,284	6,505,743	6,261,284
Securities Market Value Adjustment	223,922	199,525	223,922	199,525
Adjusted Tangible Assets (D)	6,729,665	6,460,809	6,729,665	6,460,809

Ending Common Shares Issued (E)	25,607,663	25,527,896	25,607,663	25,527,896

Tangible Book Value per Common Share (A/E)	$22.97	$21.87	$22.97	$21.87

Tangible Capital Ratio (A/B)	9.04%	8.92%	9.04%	8.92%
Adjusted Tangible Capital Ratio (C/D)	11.37	11.08	11.37	11.08

Net Interest Income	$48,524	$48,678	100,043	93,558
Noninterest Income	11,501	10,492	21,815	21,179
Noninterest Expense	(42,734)	(27,913)	(72,168)	(54,882)
Pretax Pre-Provision Earnings	$17,291	$31,257	$49,690	$59,855

	Three Months Ended	Six Months Ended
	Jun. 30, 2023	Jun. 30, 2023
Noninterest Expense	$42,734	$72,168
Less: Wire Fraud Loss	(18,058)	(18,058)
Plus: Salaries and Employee Benefits (5)	1,850	1,850
Adjusted Core Noninterest Expense	$26,526	$55,960

Earnings Before Income Taxes	$16,491	$44,540
Adjusted Core Noninterest Expense Impact	16,208	16,208
Adjusted Earnings Before Income Taxes	32,699	60,748
Tax Effect	(5,873)	(9,644)
Core Operational Profitability	$26,826	$51,104

Core Operational Diluted Earnings Per Common Share	$1.05	$1.99

Adjusted Core Efficiency Ratio	44.19%	45.92%
(5)     Long-term, incentive-based compensation accruals were reduced as a result of the wire fraud loss.

Adjusted core noninterest expense, adjusted earnings before income taxes, core operational profitability, core operational diluted earnings per common share and adjusted core efficiency ratio are non‐GAAP financial measures calculated using GAAP amounts. These adjusted amounts are calculated by excluding the impact of the wire fraud loss and corresponding reduction to salaries and employee benefits for the three‐ and six‐month periods ended June 30, 2023. Management considers these measures of financial performance to be meaningful to understanding the company’s core business performance for these periods.
Net Income
Net income was $38.9 million in the first six months of 2023, which decreased $10.4 million, or 21.1%, from $49.3 million for the comparable period of 2022. The decrease in net income for the first six months of 2023 was primarily due to an increase in noninterest expense of $17.3 million, or 31.5%, and an increase in provision for credit losses expense of $4.7 million. Offsetting these items was an increase to net interest income of $6.5 million, or 6.9%, and an increase to noninterest income of $636,000, or 3.0%.
Net income in second quarter of 2023 was $14.6 million, down 43.1% from $25.7 million for the comparable period of 2022. Diluted earnings per common share was $0.57 in the second quarter of 2023, down 43.0% from $1.00 in the comparable period of 2022. The decrease was driven primarily by an increase in noninterest expense of $14.8 million, or 53.1%, partially offset by an increase in noninterest income of $1.0 million, or 9.6%.
On June 30, 2023, the Company discovered that it had been the victim of international wire fraud resulting in an estimated loss of $18.1 million. The loss net of tax amounts to $13.6 million, or $0.53 diluted earnings per share for the three and six month periods ended June 30, 2023.
As a result, the Company’s core operational profitability, which is a non‐GAAP measure that excludes the estimated effect of this one‐time loss, was $26.8 million for the quarter ended June 30, 2023, compared to $25.7 million for the three months ended June 30, 2022 and $24.3 million for the linked quarter ended March 31, 2023. Core profitability improved 10% on a linked quarter basis and 4% on an annual basis. The fraudulent wire activity resulted from a highly sophisticated business email compromise directed by a foreign threat actor that targeted a specific general ledger account at the bank. To facilitate the fraud, the threat actor compromised a single employee email account outside the company's network and used a forged wire transfer form.

Net Interest Income
The following tables set forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2023			2022
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,704,075	$144,589	6.20%	$4,337,938	$83,873	3.90%
Tax exempt (1)	57,709	2,322	8.11	25,726	566	4.44
Investments:
Securities (1)	1,230,421	17,476	2.86	1,494,979	19,157	2.58
Short-term investments	2,275	48	4.25	2,223	3	0.27
Interest bearing deposits	87,529	1,951	4.49	413,048	726	0.35
Total earning assets	$6,082,009	$166,386	5.52%	$6,273,914	$104,325	3.35%
Less: Allowance for credit losses	(72,366)			(67,787)
Nonearning Assets
Cash and due from banks	72,797			73,037
Premises and equipment	58,657			59,143
Other nonearning assets	281,465			217,581
Total assets	$6,422,562			$6,555,888

Interest Bearing Liabilities
Savings deposits	$376,281	$137	0.07%	$416,755	$156	0.08%
Interest bearing checking accounts	2,844,181	48,627	3.45	2,676,528	5,646	0.43
Time deposits:
In denominations under $100,000	189,734	1,789	1.90	193,873	653	0.68
In denominations over $100,000	553,472	7,976	2.91	617,824	1,516	0.49
Miscellaneous short-term borrowings	213,990	5,130	4.83	13	0	0.00
Long-term borrowings and subordinated debentures	0	0	0.00	64,641	127	0.40
Total interest bearing liabilities	$4,177,658	$63,659	3.07%	$3,969,634	$8,098	0.41%

Noninterest Bearing Liabilities
Demand deposits	1,555,877			1,895,333
Other liabilities	94,175			58,188
Stockholders' Equity	594,852			632,733
Total liabilities and stockholders' equity	$6,422,562			$6,555,888

Interest Margin Recap
Interest income/average earning assets		166,386	5.52%		104,325	3.35%
Interest expense/average earning assets		63,659	2.11		8,098	0.26
Net interest income and margin		$102,727	3.41%		$96,227	3.09%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $2.7 million for both the six-month periods ended June 30, 2023 and June 30, 2022.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2023 and 2022, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended June 30,
	2023			2022
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,739,885	$75,047	6.35%	$4,396,333	$44,138	4.03%
Tax exempt (1)	57,857	1,198	8.31	29,380	353	4.82
Investments:
Securities (1)	1,210,870	8,520	2.82	1,476,144	10,049	2.73
Short-term investments	2,308	26	4.52	2,301	2	0.35
Interest bearing deposits	85,364	1,009	4.74	252,893	481	0.76
Total earning assets	$6,096,284	$85,800	5.65%	$6,157,051	$55,023	3.58%
Less: Allowance for credit losses	(71,477)			(67,527)
Nonearning Assets
Cash and due from banks	69,057			74,158
Premises and equipment	58,992			58,978
Other nonearning assets	280,073			238,228
Total assets	$6,432,929			$6,460,888

Interest Bearing Liabilities
Savings deposits	$360,173	$65	0.07%	$425,102	$81	0.08%
Interest bearing checking accounts	2,930,285	27,226	3.73	2,710,674	3,784	0.56
Time deposits:
In denominations under $100,000	198,864	1,147	2.31	189,538	307	0.65
In denominations over $100,000	611,427	5,173	3.39	601,877	718	0.48
Miscellaneous short-term borrowings	186,418	2,347	5.05	0	0	0.00
Long-term borrowings and subordinated debentures	0	0	0.00	54,396	54	0.40
Total interest bearing liabilities	$4,287,167	$35,958	3.36%	$3,981,587	$4,944	0.50%

Noninterest Bearing Liabilities
Demand deposits	1,450,396			1,825,327
Other liabilities	91,367			70,650
Stockholders' Equity	603,999			583,324
Total liabilities and stockholders' equity	$6,432,929			$6,460,888

Interest Margin Recap
Interest income/average earning assets		85,800	5.65%		55,023	3.58%
Interest expense/average earning assets		35,958	2.37		4,944	0.32
Net interest income and margin		$49,842	3.28%		$50,079	3.26%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.3 million and $1.4 million in the three-month periods ended June 30, 2023 and June 30, 2022, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2023 and 2022, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.
Net interest income, on a fully tax equivalent basis, increased $6.5 million, or 6.8%, to $102.7 million for the six months ended June 30, 2023, compared to $96.2 million for the first six months of 2022. Growth in average loans and an improvement in earning assets yields were the primary drivers behind the $62.1 million, or 59.5%. increase in tax equivalent interest income between the two periods. Offsetting these increases was a decrease in the average balance of investment securities. Interest expense, which partially offset the positive impact of the increase to tax equivalent interest income, increased by $55.6 million, or 686.1%. and was driven by increased funding costs from increased average interest bearing liabilities and decreased average noninterest bearing liabilities.

Total average earning assets were $6.082 billion for the six months ended June 30, 2023, a decrease of $191.9 million, or 3.1%, compared to $6.274 billion for the six months ended June 30, 2022. A decrease to average investment securities of $264.6 million, or 17.7%, from $1.495 billion for the six months ended June 30, 2022 to $1.230 billion for the six months ended June 30, 2023, and a decrease to interest bearing deposits of $325.5 million, or 78.8%, from $413.0 million for the six months ended June 30, 2022 to $87.5 million for the six months ended June 30, 2023, drove the contraction in average earning assets between the two periods. Offsetting these decreases was an increase in average loans outstanding, which increased $398.1 million, or 9.1%, to $4.762 billion during the six months ended June 30, 2023, compared to $4.364 billion during the same period of 2022. Total average interest bearing liabilities were $4.178 billion for the six months ended June 30, 2023, an increase of $208.0 million, or 5.2%, from $3.970 billion for the six months ended June 30, 2022. This increase was driven by increased interest bearing deposits of $58.7 million, or 1.5%, from $3.905 billion for the six months ended June 30, 2022 to $3.964 billion for the six months ended June 30, 2023, and an increase in total average borrowings of $149.3 million, or 231.0%, from $64.6 million for the six months ended June 30, 2022 to $214.0 million for the six month ended June 30, 2023. Noninterest bearing demand deposits decreased $339.5 million, or 17.9%, from $1.895 billion for the six months ended June 30, 2022 to $1.556 billion for the six months ended June 30, 2023.

The tax equivalent net interest margin was 3.41% for the six months ended June 30, 2023, compared to 3.09% during the first six months of 2022, representing a 32 basis point, or 10.4%, expansion between the two periods. The net interest margin expansion was driven by a 500 basis point increase to the target Federal Funds rate implemented by the Federal Reserve through a series of rate increases beginning in March of 2022. The target Federal Funds rate increased from a zero-bound range of 0.00%-0.25% in March 2022 to a range of 5.00%-5.25% at June 30, 2023. The impact of the higher interest rate environment has increased earning asset yields by 217 basis points, or 64.8%, to 5.52% for the six months ended June 30, 2023, up from 3.35% for the comparable period of 2022. This increase was offset by an increase in the Company's funding costs, as excess customer liquidity in the form of deposits was utilized and the competition for deposits increased throughout the industry. Interest expense as a percentage of average earning assets increased to 2.11% for the six months ended June 30, 2023, up from 0.26% for the comparable period of 2022, an increase of 185 basis points, or 711.5%. The Company anticipates the cost of funds may continue to rise throughout 2023 as a result of increased market competition for deposits, shifts from noninterest bearing deposits into interest bearing deposits, and increased utilization of FHLB borrowings.
Net interest income, on a fully tax equivalent basis, decreased by $237,000, or less than 1%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Tax equivalent net interest income benefited from increased average loan balances and yields between the two periods. Offsetting this benefit were increased interest bearing liabilities and an increased funding costs.
Total average earning assets were $6.096 billion for the second quarter of 2023, a decrease of $60.8 million, or 1.0%, compared to $6.157 billion for the second quarter of 2022. The decrease in average earning assets was driven by a decrease in average in average interest bearing deposits, which decreased $167.5 million, or 66.2%, from $252.9 million for the second quarter of 2022 to $85.4 million for the second quarter of 2023, and a decrease in average investment securities, which decreased $265.3 million, or 18.0%, from $1.476 billion for the second quarter of 2022 to $1.211 billion for the second quarter of 2023. Offsetting these decreases was an increase in average loans of $372.0 million, or 8.4%, from $4.426 billion for the second quarter of 2022 to $4.798 billion for the second quarter of 2023. Total average interest bearing liabilities were $4.287 billion for the second quarter of 2023, an increase of $305.6 million, or 7.7%, from $3.982 billion for the second quarter of 2022. This increase was driven by increased interest bearing deposits of $173.6 million, or 4.4%, from $3.927 billion for the second quarter of 2022 to $4.101 billion for the second quarter of 2023 and increased total borrowings by $132.0 million, or 242.7%, from $54.4 million for the second quarter of 2022 to $186.4 million for the second quarter of 2023. Noninterest bearing demand deposits decreased $374.9 million, or 20.5%, from $1.825 billion for the second quarter of 2022 to $1.450 billion for the second quarter of 2023.
The tax equivalent net interest margin expanded by 2 basis points, or less than 1%, to 3.28% for the second quarter of 2023, compared to 3.26% for the second quarter of 2022. Earning asset yields expanded 207 basis points, or 57.8%, from 3.58% for the second quarter of 2022 to 5.65% for the second quarter of 2023. This increase was offset by an increase in the Company's funding costs as interest expense as a percentage of average earning assets increased 205 basis points, or 640.6%, from 0.32% for the second quarter of 2022 to 2.37% for the second quarter of 2023. Increases to the Company's earning asset yields and interest expense as a percentage of average earning assets between the two periods were driven by the Federal Reserve's action to increase the target Federal Funds rate to 5.25% from 0.25%. The target Federal Funds rate was increased 350 basis points between June 30, 2022 and June 30, 2023, increasing the target Federal Funds rate range from 1.50%-1.75% to 5.00%-5.25%. While the rate increases have positively affected the Company's yields on earning assets, the Company has experienced a corresponding increase to funding costs as excess customer liquidity was utilized and the competition for deposits has increased throughout the industry. The Company anticipates the cost of funds may continue to rise throughout

2023 as a result of increased market competition for deposits, shifts from noninterest bearing deposits into interest bearing deposits, and increased utilization of FHLB borrowings.

Provision for Credit Losses
The Company recorded provision for credit losses expense of $5.2 million for the six months ended June 30, 2023, compared to provision expense of $417,000 during the comparable period of 2022, an increase of $4.7 million, or 1135.0%. The increase in provision during the six months ended June 30, 2023, compared to the comparable period in 2022 was primarily attributable to increases in the qualitative and environmental risk factors for certain segments of the Company's loan portfolio that could be impacted by higher borrowing costs and the potential economic weakness in the Company's markets. Net charge-offs were $5.7 million during the six month period ended June 30, 2023, compared to net charge-offs of $667,000 during the comparable period of 2022, an increase of $5.0 million. The increase in charge-offs during the six months ended June 30, 2023, compared to the comparable period in 2022 was the result of a charge-off of $5.5 million attributable to a single commercial borrower during the first quarter of 2023.
The Company recorded provision expense of $800,000 during the second quarter of 2023, compared to no provision expense recorded during the second quarter of 2022. Provision expense during the quarter was primarily driven by growth in the loan portfolio. Net charge-offs (recoveries) were ($43,000) during the second quarter of 2023, compared to $3,000 during the second quarter of 2022.
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

Noninterest Income

Noninterest income categories for the six-month and three-month period ended June 30, 2023 and 2022 are shown in the following tables:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Dollar Change	Percent Change
Wealth advisory fees	$4,471	$4,491	$(20)	(0.4)%
Investment brokerage fees	962	1,060	(98)	(9.2)
Service charges on deposit accounts	5,356	5,691	(335)	(5.9)
Loan and service fees	5,848	6,084	(236)	(3.9)
Merchant card fee income	1,806	1,719	87	5.1
Bank owned life insurance income (loss)	1,384	(266)	1,650	(620.3)
Interest rate swap fee income	794	404	390	96.5
Mortgage banking income (loss)	(134)	860	(994)	(115.6)
Net securities gains	19	0	19	100.0
Other income	1,309	1,136	173	15.2
Total noninterest income	$21,815	$21,179	$636	3.0%
Noninterest income to total revenue	17.90%	18.46%

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	Dollar Change	Percent Change
Wealth advisory fees	$2,271	$2,204	$67	3.0%
Investment brokerage fees	428	541	(113)	(20.9)
Service charges on deposit accounts	2,726	2,882	(156)	(5.4)
Loan and service fees	3,002	3,195	(193)	(6.0)
Merchant card fee income	929	904	25	2.8
Bank owned life insurance income (loss)	693	(183)	876	(478.7)
Interest rate swap fee income	794	354	440	124.3
Mortgage banking income (loss)	(35)	351	(386)	(110.0)
Net securities gains	3	0	3	100.0
Other income	690	244	446	182.8
Total noninterest income	$11,501	$10,492	$1,009	9.6%
Noninterest income to total revenue	19.16%	17.73%
Noninterest income increased by $636,000, or 3.0%, to $21.8 million for the six months ended June 30, 2023, compared to $21.2 million for the prior year six month period. The increase was driven by increases to bank owned life insurance income of $1.7 million, or 620.3%, interest rate swap fee income of $390,000, or 96.5%, and other income of $173,000, or 15.2%. Bank owned life insurance income benefited from improved market performance of the Company's variable life insurance policies which track to the overall performance of the equity markets, and from the purchase of general life insurance policies during the fourth quarter of 2022. Interest rate swap fee income increased due to increased demand for fixed rate loan arrangements among certain commercial borrowers and the Bank's utilization of back-to-back swaps to convert the fixed rate exposure to a floating rate. Other income increased due to increased dividends from the the Company's Federal Home Loan Bank stock and activity from the Company's low income housing tax credit investment holdings. These increases were offset by decreases to mortgage banking income of $994,000, or 115.6%, due to a decrease in mortgage volume, service charges on deposit accounts of $335,000, or 5.9%, and loan and service fees of $236,000, or 3.9%.
The Company’s noninterest income increased $1.0 million, or 9.6%, to $11.5 million for the second quarter of 2023, compared to $10.5 million for the second quarter of 2022. The increase in noninterest income was primarily driven by an increase in bank owned life insurance income of $876,000, or 478.7%, an increase in other income of $446,000, or 182.8%, and an increase in interest rate swap fee income of $440,000, or 124.3%. Offsetting these increases was a decrease to mortgage banking income of $386,000, or 110.0%, a decrease to loan and service fees of $193,000, or 6.0%, a decrease to service charges on deposit accounts of $156,000, or 5.4%, and a decrease to investment brokerage income of $113,000, or 20.9%. These decreases were primarily volume driven.
Noninterest Expense
Noninterest expense categories for the six-month and three-month period ended June 30, 2023 and 2022 are shown in the following tables:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	Dollar Change	Percent Change
Salaries and employee benefits	$27,437	$29,190	$(1,753)	(6.0)%
Net occupancy expense	3,253	3,317	(64)	(1.9)
Equipment costs	2,864	2,870	(6)	(0.2)
Data processing fees and supplies	6,926	6,284	642	10.2
Corporate and business development	2,729	2,652	77	2.9
FDIC insurance and other regulatory fees	1,598	1,058	540	51.0
Professional fees	4,170	2,973	1,197	40.3
Wire fraud loss	18,058	0	18,058	100.0
Other expense	5,133	6,538	(1,405)	(21.5)
Total noninterest expense	$72,168	$54,882	$17,286	31.5%
Efficiency ratio	59.22%	47.8%

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	Dollar Change	Percent Change
Salaries and employee benefits	$11,374	$14,798	$(3,424)	(23.1)%
Net occupancy expense	1,681	1,688	(7)	(0.4)
Equipment costs	1,426	1,459	(33)	(2.3)
Data processing fees and supplies	3,474	3,203	271	8.5
Corporate and business development	1,298	1,433	(135)	(9.4)
FDIC insurance and other regulatory fees	803	619	184	29.7
Professional fees	2,049	1,414	635	44.9
Wire fraud loss	18,058	0	18,058	100.0
Other expense	2,571	3,299	(728)	(22.1)
Total noninterest expense	$42,734	$27,913	$14,821	53.1%
Efficiency ratio	71.19%	47.2%
Noninterest expense increased by $17.3 million, or 31.5%, for the six months ended June 30, 2023, from $54.9 million to $72.2 million. The increase to noninterest expense during the year was driven primarily by the previously described wire fraud loss recorded as a component of noninterest expense in the amount of $18.1 million in June 2023. Adjusted core noninterest expense, which is a non-GAAP financial measure, declined by $1.1 million, or 2.0%, as compared to the prior six months ended June 30, 2022, excluding the impact of the wire fraud loss on recurring operating expense, and the related reduction of performance-based, long-term incentive compensation The primary driver of the decline in noninterest expense was a decline in other expense which included settlement accruals in 2022 offset by increase of $1.2 million, or 40.3%, an increase of $642,000, or 10.2%, in data processing fees and supplies and an increase of $540,000, or 51.0%, in FDIC insurance and other regulatory fees.
Noninterest expense increased $14.8 million, or 53.1%, to $42.7 million for the second quarter of 2023, compared to $27.9 million during the second quarter of 2022. The increase to noninterest expense during the quarter was driven primarily by the previously described wire fraud loss recorded as a component of noninterest expense in the amount of $18.1 million. Adjusted core noninterest expense, which is a non-GAAP financial measure, declined by $1.4 million, or 5.0%, as compared to the prior year quarter ended June 30, 2022, excluding the impact of the wire fraud loss and the related reduction of performance-based, long-term incentive compensation. Salaries and benefits decreased by 23.1%, or $3.4 million as compared to the prior year quarter due primarily to reduced performance-based accruals, offset partially by higher salary expense. Other expense decreased $728,000, or 22.1%, driven by a decrease in accruals pertaining to ongoing legal matters. Noninterest expense increases during the second quarter of 2023 compared to the prior year quarter included professional fees of $635,000, or 44.9%, data processing fees and supplies of $271,000, or 8.5%, and FDIC insurance and other regulatory fees of $184,000, or 29.7%.
The Company's income tax expense decreased $4.5 million, or 44.2%, in the six months ended June 30, 2023, compared to the same period in 2022. The effective tax rate was 12.7% in the six months ended June 30, 2023, compared to 17.0% for the comparable period of 2022. The year-to-date effective tax rate is reduced by the wire fraud loss, income from tax-advantaged sources such as federally tax exempt municipal bond interest income as well as a tax benefit from stock-based compensation vesting of shares for plan participants.
FINANCIAL CONDITION
Overview
Total assets were $6.510 billion as of June 30, 2023 versus $6.432 billion as of December 31, 2022, an increase of $77.2 million, or 1.2%. Balance sheet expansion was driven primarily by increases to loans net of the allowance for credit losses of $152.4 million, or 3.3%, and an increase in cash and cash equivalents of $42.9 million, or 32.9%. These increases were offset by a decrease in available-for-sale securities of $123.5 million, or 10.4%. To fund the balance sheet expansion, total borrowings increased $103.0 million, or 34.7%. Total deposits decreased $37.6 million, or less than 1%, with a shift in the deposit mix from noninterest bearing deposits, which decreased $298.7 million, or 17.2%, to interest bearing deposits, which increased $261.2 million, or 7.0%. Total equity increased $23.1 million, or 4.1%, from $568.9 million at December 31, 2022 to $592.0 million at June 30, 2023. Retained earnings increased $15.3 million, or 2.4%, as a result of net income of $38.9 million, offset by dividends declared and paid of $23.5 million. Accumulated other comprehensive income (loss), increased $11.3 million, or 6.0%, due primarily to an improvement in available-for-sale securities fair market values during the six months ended June 30, 2023.

Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents increased by $42.9 million, or 32.9%, to $173.1 million at June 30, 2023, from $130.3 million at December 31, 2022. Cash and cash equivalents include short-term investments. The increase in cash and cash equivalents at June 30, 2023 was driven by an increase in interest bearing short-term investment accounts of $48.8 million, or 98.9%, offset by a decrease in cash and due from banks of $5.9 million, or 7.3%. These fluctuations are reflective of a normalization of activity as excess levels of liquidity experienced throughout 2021 and 2022 have decreased through deployments of cash to the investment securities portfolio, loan growth in 2023 and utilization of excess cash balances by deposit customers.
Investment Portfolio
The amortized cost and the fair value of securities as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S Treasury securities	$3,251	$3,232	$3,057	$3,034
U.S government sponsored agencies	151,029	122,086	156,184	126,961
Mortgage-backed securities: residential	545,616	462,033	578,175	492,308
State and municipal securities	564,165	474,718	663,367	563,225
Total available-for-sale	$1,264,061	$1,062,069	$1,400,783	$1,185,528

Held-to-Maturity
State and municipal securities	$129,070	$114,264	$128,242	$111,029
Total Investment Portfolio	$1,393,131	$1,176,333	$1,529,025	$1,296,557
At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the available-for-sale investment securities portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
Purchases of securities available-for-sale totaled $4.3 million in the first six months of 2023. The purchases consisted of U.S. Treasury securities and mortgage-backed securities issued by government sponsored entities for CRA purposes. Investment securities represented 18.3% of total assets on June 30, 2023, compared to 20.4% of total assets on December 31, 2022. Effective duration for the investment portfolio was 6.6 years at June 30, 2023, compared to 4.0 years at December 31, 2019 before the pandemic, and 6.5 years at December 31, 2022. Duration of the portfolio extended following the deployment of excess liquidity to the portfolio and the dramatic rise in interest rates during 2022 and into 2023. The ratio of investment securities as a percentage of total assets remains elevated over historical levels of approximately 12-14% during 2014 to 2020. The increase in this ratio resulted from the deployment of excess liquidity during 2021 and 2022 to the investment securities portfolio as an earning asset alternative for excess balance sheet liquidity stemming from increased levels of core deposits from government stimulus programs. The Company expects the investment securities portfolio as a percentage of assets to decrease over time as the proceeds from pay downs, sales and maturities of these investment securities are used to fund loan portfolio growth and for other general liquidity purposes. Paydowns from prepayments and scheduled payments of $28.9 million were received in the first six months of 2023, and the amortization of premiums, net of the accretion of discounts, was $2.4 million. Maturities and calls of securities totaled $10.0 million in the first six months of 2023. Sales of available-for-sale investment securities totaled $100.0 million in the first six months of 2023 and resulted in net gains of $19,000. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securities as of June 30, 2023 and December 31, 2022.
The fair value of the available-for-sale investment securities portfolio as of June 30, 2023 included net unrealized losses of $202.0 million, compared to net unrealized losses of $215.3 million as of December 31, 2022. Unrealized losses in the available-for-sale investment securities portfolio resulted from the declines in market values of the investment securities. These declines were driven by the rising interest rate environment as a result of the Federal Reserve's monetary tightening policy to combat elevated levels of inflation affecting the U.S. economy.

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
Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale increased by $941,000, or 263.6%, to $1.3 million at June 30, 2023, from $357,000 at December 31, 2022. The balance of this asset category is subject to a high degree of variability depending on, among other factors, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $3.4 million in the first six months of 2023, compared to $28.4 million in the first six months of 2022. Management expects the volume of loans originated for sale in the secondary market to remain at reduced levels due to elevated mortgage rates, limited inventory, and existing homeowners being locked in at historically low rates. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $348.4 million and $364.3 million, as of June 30, 2023 and December 31, 2022, respectively.
Loan Portfolio
The loan portfolio by portfolio segment as of June 30, 2023 and December 31, 2022 is summarized as follows:

(dollars in thousands)	June 30, 2023		December 31, 2022		Current Period Change
Commercial and industrial loans	$1,469,887	30.2%	$1,493,049	31.7%	$(23,162)
Commercial real estate and multi-family residential loans	2,376,393	48.8	2,179,094	46.2	197,299
Agri-business and agricultural loans	374,962	7.7	432,088	9.2	(57,126)
Other commercial loans	120,958	2.5	113,593	2.4	7,365
Consumer 1-4 family mortgage loans	431,385	8.9	407,566	8.6	23,819
Other consumer loans	92,139	1.9	88,075	1.9	4,064
Subtotal, gross loans	4,865,724	100.0%	4,713,465	100.0%	152,259
Less: Allowance for credit losses	(72,058)		(72,606)		548
Net deferred loan fees	(3,464)		(3,069)		(395)
Loans, net	$4,790,202		$4,637,790		$152,412
Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $152.4 million, or 3.2%, to $4.866 billion at June 30, 2023 from $4.713 billion at December 31, 2022. The increase was primarily driven by originations of loans concentrated in the commercial real estate and multi-famly residential, other commercial, and consumer 1-4 family mortgage loans categories and was offset by paydowns in commercial and industrial loans and the agri-business and agricultural loans segments, the latter of which traditionally experiences seasonal fluctuations in activity.

The following table summarizes the Company’s non-performing assets as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans	$18,004	$16,964
Loans past due over 90 days and still accruing	8	123
Total nonperforming loans	18,012	17,087
Other real estate owned	384	100
Repossessions	20	37
Total nonperforming assets	$18,416	$17,224

Individually analyzed loans	$18,465	$31,327

Nonperforming loans to total loans	0.37%	0.36%
Nonperforming assets to total assets	0.28%	0.27%

Total nonperforming assets increased by $1.2 million, or 6.9%, to $18.4 million during the six month period ended June 30, 2023. The ratio of nonperforming assets to total assets increased from 0.27% at December 31, 2022 to 0.28% at June 30, 2023.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans decreased by $12.9 million, or 41.1%, to $18.5 million at June 30, 2023 from $31.3 million at December 31, 2022, due primarily to a charge off of a single commercial credit during the first quarter of 2023.
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
At June 30, 2023, the allowance for credit losses was 1.48% of total loans outstanding, versus 1.54% of total loans outstanding at December 31, 2022. At June 30, 2023, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing relatively conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $68.8 million for this sector represented only 1.4% of total loans at June 30, 2023.
As of June 30, 2023, based on management’s review of the loan portfolio, the Company had 59 credit relationships totaling $186.0 million on the classified loan list versus 58 credit relationships totaling $161.0 million as of December 31, 2022. The increase in classified loans for the first six months of 2023 resulted primarily from borrower risk rating downgrades of pass rated loans to the non-individually analyzed portion of the watch list. As of June 30, 2023, the Company had $163.7 million of assets classified as Special Mention, $21.5 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $115.7 million, $45.3 million, $0 and $0, respectively, at December 31, 2022. Watch list loans as a percentage of total loans increased to 3.83% as of June 30, 2023, up from a historical low at 3.42% as of December 31, 2022.
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
The allowance for credit losses decreased $548,000, or less than 1%, from $72.6 million at December 31, 2022 to $72.1 million at June 30, 2023. The decrease was a result of net charge-offs recorded during the period of $5.7 million, offset by provision expense of $5.2 million. Of the $5.7 million in net charge-offs, $5.5 million was attributable to a single deteriorated commercial relationship which was reserved for in the allowance for credit losses. The increased provision expense recorded during the six months ended June 30, 2023 was primarily attributable to increases in the qualitative and environmental risk factors for certain segments of the Company's loan portfolio that could be impacted by higher borrowing costs and the potential economic weakness in the Company's markets as well as portfolio loan growth. As the bulk of the Company’s lending activity is concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits, management has historically considered growth and portfolio composition when determining credit loss allocations.
Sources of Funds
The Company's sources of funds include a diversified deposit base gathered throughout the Company's footprint and includes a stable mix of commercial, retail and public funds deposit accounts. While the traditional base of core deposits represents the primary source of funding for the Company, the Company has access to a robust array of other liquidity sources, including secured borrowings available from the Federal Home Loan Bank, the Federal Reserve Bank Discount Window and the Federal Reserve Bank Term Funding Program. In addition, the Company has access to unsecured borrowing capacity through long established relationships within the brokered deposit markets, Federal Funds lines from correspondent bank partners and Insured Cash Sweep (ICS) one-way buy funds available from the Intrafi network. As of June 30, 2023, the Company had access to $2.89 billion in unused liquidity available from these aggregate sources, compared to $2.99 billion at December 31, 2022.

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the six months ended June 30, 2023 and 2022 are summarized in the following table:

	Six months ended June 30,
	2023		2022
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,555,877	0.00%	$1,895,333	0.00%
Savings and transaction accounts:
Savings deposits	376,281	0.07	416,755	0.08
Interest bearing demand deposits	2,844,181	3.45	2,676,528	0.43
Time deposits:		.
Deposits of $100,000 or more	553,472	1.90	617,824	0.49
Other time deposits	189,734	2.91	193,873	0.68
Total deposits	$5,519,545	2.14%	$5,800,313	0.28%
FHLB advances and other borrowings	213,990	4.83	64,654	0.40
Total funding sources	$5,733,535	2.24%	$5,864,967	0.28%
Average total deposits were $5.520 billion for the six months ended June 30, 2023, a decrease of $280.8 million, or 4.8%, from the comparable period in 2022. Average total borrowings were $214.0 million for the six months ended June 30, 2023, an increase of $149.3 million, or 231.0%, from the comparable period in 2022. Total average deposit costs increased 186 basis points from 0.28% for the six months ended June 30, 2022, compared to 2.14% for the six months ended June 30, 2023. Total average borrowing costs increased 443 basis points from 0.40% for the six months ended June 302, 2022 to 4.83% for the six months ended June 30, 2023. In aggregate, these increases raised total funding costs from these sources by 196 basis points from 0.28% for the six months ended June 30, 2022, to 2.24% for the six months ended June 30, 2023.
Deposits and Borrowings
As of June 30, 2023, total deposits decreased by $37.6 million, or less than 1%, from December 31, 2022. Core deposits, which excludes brokered deposits, decreased by $95.9 million, or 1.8%, to $5.355 billion as of June 30, 2023 from $5.451 billion as of December 31, 2022. Total brokered deposits were $68.4 million at June 30, 2023, compared to $10.0 million at December 31, 2022.

The following table summarizes deposit composition at June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	Percentage of Total	December 31, 2022	Percentage of Total	Current Period Change
Retail	$1,821,607	33.6%	$1,934,787	35.4%	$(113,180)
Commercial	2,082,564	38.4	2,085,934	38.2	(3,370)
Public funds	1,450,527	26.7	1,429,872	26.2	20,655
Core deposits	$5,354,698	98.7%	$5,450,593	99.8%	$(95,895)
Brokered deposits	68,361	1.3	10,027	0.2	58,334
Total deposits	$5,423,059	100.0%	$5,460,620	100.0%	$(37,561)
Commercial, retail and public funds deposit composition remained stable between June 30, 2023 and December 31, 2022. On June 30, 2023 and December 31, 2022, commercial deposits represented 38% of total deposits. Retail deposits represented 34% at June 30, 2023 versus 35% at December 31, 2022. Public Funds deposits represented 27% at June 30, 2023 versus 26% at December 31, 2022. Commercial deposits contracted $3.4 million, or less than 1%, from $2.086 billion at December 31, 2022 to $2.083 billion at June 30, 2023; retail deposits contracted $113.2 million, or 5.8%, from $1.935 billion at December 31, 2022 to $1.822 billion at June 30, 2023; and public funds deposits grew $20.7 million, or 1.4%, from $1.430 billion at December 31, 2022 to $1.451 billion at June 30, 2023.

Uninsured deposits, not covered by FDIC deposit insurance or the Indiana Public Deposit Insurance Fund (PDIF), were 28% of total deposits as of June 30, 2023, versus 30% as of December 31, 2022. Deposits not insured by FDIC Insurance coverage (including those public fund deposits that are covered by the PDIF) were 54% as of June 30, 2023, versus 56% at

December 31, 2022. As of June 30, 2023 and December 31, 2022, 98% of deposit accounts had deposit balances less than $250,000 and 2% of deposit accounts had deposit balances greater than $250,000.

Capital
As of June 30, 2023, total stockholders’ equity was $592.0 million, an increase of $23.1 million, or 4.1%, from $568.9 million at December 31, 2022. Net income of $38.9 million increased equity. In addition, an increase of $11.3 million in accumulated other comprehensive income (loss), primarily driven by a net increase in the fair value of available-for-sale securities, contributed to the increase. Dividends declared and paid of $0.92 per share, or $23.5 million, offset the increase to total stockholders' equity.
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of June 30, 2023, the Company's capital levels remained characterized as “well-capitalized”.
The actual capital amounts and ratios of the Company and the Bank as of June 30, 2023 and December 31, 2022, are presented in the table below. Capital ratios for June 30, 2023 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023:
Total Capital (to Risk Weighted Assets)
Consolidated	$834,541	14.94%	$447,004	8.00%	$586,602	N/A	N/A	N/A
Bank	$814,283	14.58%	$446,819	8.00%	$586,450	10.50%	$558,524	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$764,580	13.68%	$335,253	6.00%	$474,942	N/A	N/A	N/A
Bank	$744,351	13.33%	$335,114	6.00%	$474,745	8.50%	$446,819	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$764,580	13.68%	$251,440	4.50%	$391,128	N/A	N/A	N/A
Bank	$744,351	13.33%	$251,336	4.50%	$390,967	7.00%	$363,041	6.50%
Tier I Capital (to Average Assets)
Consolidated	$764,580	11.54%	$264,931	4.00%	$264,931	N/A	N/A	N/A
Bank	$744,351	11.27%	$264,263	4.00%	$264,263	4.00%	$330,328	5.00%

As of December 31, 2022:
Total Capital (to Risk Weighted Assets)
Consolidated	$821,008	15.07%	$435,786	8.00%	$571,969	N/A	N/A	N/A
Bank	$801,044	14.74%	$434,758	8.00%	$570,620	10.50%	$543,448	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$752,751	13.82%	$326,840	6.00%	$463,023	N/A	N/A	N/A
Bank	$732,966	13.49%	$326,069	6.00%	$461,930	8.50%	$434,758	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$752,751	13.82%	$245,130	4.50%	$381,313	N/A	N/A	N/A
Bank	$732,966	13.49%	$244,551	4.50%	$380,413	7.00%	$353,241	6.50%
Tier I Capital (to Average Assets)
Consolidated	$752,751	11.50%	$261,859	4.00%	$261,859	N/A	N/A	N/A
Bank	$732,966	11.22%	$261,222	4.00%	$261,222	4.00%	$326,527	5.00%

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
•the risks related to the recent failures of First Republic Bank, Silicon Valley Bank and Signature Bank, including the effects on FDIC premiums, increased regulation, and increased deposit volatility;
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
•the effects of fraud by or affecting employees, customers or third parties;
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2023. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but do not necessarily indicate the effect on future net interest income. The Company, through the Bank's Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model. The current balance sheet structure is considered to be within acceptable risk levels.
Interest rate scenarios for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at June 30, 2023. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$205,656	$186,099	$193,536	$200,092	$203,008	$204,371	$206,655	$207,652	$209,644	$213,665	$217,768
Variance from Base		$(19,557)	$(12,120)	$(5,564)	$(2,648)	$(1,285)	$999	$1,996	$3,988	$8,009	$12,112
Percent of change from Base		(9.51)%	(5.89)%	(2.71)%	(1.29)%	(0.62)%	0.49%	0.97%	1.94%	3.89%	5.89%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2023, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
On April 11, 2023, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2025, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended June 30, 2023.
During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.
The following table provides information as of June 30, 2023 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1 - 30	0	$0.00	0	$30,000,000
May 1 - 31	1,701	47.85	0	30,000,000
June 1 - 30	0	0.00	0	30,000,000
Total	1,701	$47.85	0	$30,000,000

(a)The shares purchased during May were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with past practice.
(b)Following the renewal and extension of the Company's share repurchase program on April 11, 2023, the maximum dollar value of shares that may bet be repurchased under the program is $30 million. The share repurchase program terminates April 30, 2025.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
N/A

Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation
S-K.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2023 and June 30, 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and June 30, 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and June 30, 2022; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 2, 2023	/s/ David M. Findlay
David M. Findlay – Chief Executive Officer

Date: August 2, 2023	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 2, 2023	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)