Form 10-Q
period 2023-09-30
LAKELAND FINANCIAL CORP
filed 2023-11-01
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at October 26, 2023:  25,431,724

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$67,512	$80,992
Short-term investments	78,768	49,290
Total cash and cash equivalents	146,280	130,282

Securities available-for-sale, at fair value	975,532	1,185,528
Securities held-to-maturity, at amortized cost (fair value of $102,629 and $111,029, respectively)	129,494	128,242
Real estate mortgage loans held-for-sale	572	357
Loans, net of allowance for credit losses of $72,105 and $72,606	4,798,860	4,637,790
Land, premises and equipment, net	58,512	58,097
Bank owned life insurance	108,758	108,407
Federal Reserve and Federal Home Loan Bank stock	21,420	15,795
Accrued interest receivable	28,994	27,994
Goodwill	4,970	4,970
Other assets	153,452	134,909
Total assets	$6,426,844	$6,432,371

LIABILITIES
Noninterest bearing deposits	$1,377,650	$1,736,761
Interest bearing deposits	4,279,425	3,723,859
Total deposits	5,657,075	5,460,620

Federal Funds purchased	0	22,000
Federal Home Loan Bank advances	90,000	275,000
Total borrowings	90,000	297,000

Accrued interest payable	16,178	3,186
Other liabilities	106,407	102,678
Total liabilities	5,869,660	5,863,484

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,903,264 shares issued and 25,431,724 outstanding as of September 30, 2023
25,825,127 shares issued and 25,349,225 outstanding as of December 31, 2022	125,758	127,004
Retained earnings	674,917	646,100
Accumulated other comprehensive income (loss)	(228,111)	(188,923)
Treasury stock at cost (471,540 shares as of September 30, 2023, 475,902 shares as of December 31, 2022)	(15,469)	(15,383)
Total stockholders’ equity	557,095	568,798
Noncontrolling interest	89	89
Total equity	557,184	568,887
Total liabilities and equity	$6,426,844	$6,432,371

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INTEREST INCOME
Interest and fees on loans
Taxable	$78,910	$52,707	$223,499	$136,580
Tax exempt	1,008	462	2,869	911
Interest and dividends on securities
Taxable	3,077	3,608	9,966	10,613
Tax exempt	4,023	5,009	12,387	14,609
Other interest income	1,605	772	3,604	1,501
Total interest income	88,623	62,558	252,325	164,214

Interest on deposits	37,108	10,066	95,637	18,037
Interest on borrowings
Short-term	3,122	0	8,252	0
Long-term	0	0	0	127
Total interest expense	40,230	10,066	103,889	18,164

NET INTEREST INCOME	48,393	52,492	148,436	146,050

Provision for credit losses	400	0	5,550	417

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	47,993	52,492	142,886	145,633

NONINTEREST INCOME
Wealth advisory fees	2,298	2,059	6,769	6,550
Investment brokerage fees	408	651	1,370	1,711
Service charges on deposit accounts	2,735	2,990	8,091	8,681
Loan and service fees	2,934	3,047	8,782	9,131
Merchant card fee income	938	941	2,744	2,660
Bank owned life insurance income (loss)	1,009	54	2,393	(212)
Interest rate swap fee income	0	88	794	492
Mortgage banking income (loss)	(50)	(89)	(184)	771
Net securities gains (losses)	(35)	0	(16)	0
Other income	598	423	1,907	1,559
Total noninterest income	10,835	10,164	32,650	31,343

NONINTEREST EXPENSE
Salaries and employee benefits	15,977	14,650	43,414	43,840
Net occupancy expense	1,621	1,476	4,874	4,793
Equipment costs	1,325	1,380	4,189	4,250
Data processing fees and supplies	3,379	3,226	10,305	9,510
Corporate and business development	1,201	1,426	3,930	4,078
FDIC insurance and other regulatory fees	871	458	2,469	1,516
Professional fees	2,114	1,554	6,284	4,527
Wire fraud loss	0	0	18,058	0
Other expense	2,609	3,724	7,742	10,262
Total noninterest expense	29,097	27,894	101,265	82,776

INCOME BEFORE INCOME TAX EXPENSE	29,731	34,762	74,271	94,200
Income tax expense	4,479	6,237	10,130	16,360
NET INCOME	$25,252	$28,525	$64,141	$77,840

BASIC WEIGHTED AVERAGE COMMON SHARES	25,613,456	25,533,832	25,601,493	25,525,734

BASIC EARNINGS PER COMMON SHARE	$0.99	$1.12	$2.51	$3.05

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,693,535	25,734,613	25,709,841	25,710,088

DILUTED EARNINGS PER COMMON SHARE	$0.98	$1.11	$2.49	$3.03

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited - dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$25,252	$28,525	$64,141	$77,840
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(64,432)	(80,532)	(51,150)	(302,137)
Reclassification adjust for amortization of unrealized losses on securities transferred to held-to-maturity	501	504	1,486	995
Reclassification adjustment for losses included in net income	35	0	16	0
Net securities gain (loss) activity during the period	(63,896)	(80,028)	(49,648)	(301,142)
Tax effect	13,419	16,806	10,427	63,239
Net of tax amount	(50,477)	(63,222)	(39,221)	(237,903)
Defined benefit pension plans:
Amortization of net actuarial loss	15	36	45	108
Net gain activity during the period	15	36	45	108
Tax effect	(4)	(9)	(12)	(27)
Net of tax amount	11	27	33	81
Total other comprehensive income (loss), net of tax	(50,466)	(63,195)	(39,188)	(237,822)
Comprehensive income (loss)	$(25,214)	$(34,670)	$24,953	$(159,982)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at July 1, 2022	25,345,162	$123,571	$612,026	$(158,534)	$(15,089)	$561,974	$89	$562,063
Comprehensive loss:
Net income			28,525			28,525		28,525
Other comprehensive income (loss), net of tax				(63,195)		(63,195)		(63,195)
Cash dividends declared and paid, $0.40 per share			(10,214)			(10,214)		(10,214)
Treasury shares purchased under deferred directors' plan	(3,158)	220			(220)	0		0
Treasury shares sold and distributed under deferred directors' plan						0		0
Stock activity under equity compensation plans	8,130	(52)				(52)		(52)
Stock based compensation expense		2,093				2,093		2,093
Balance at September 30, 2022	25,350,134	$125,832	$630,337	$(221,729)	$(15,309)	$519,131	$89	$519,220

Balance at July 1, 2023	25,429,216	$123,367	$661,447	$(177,645)	$(15,263)	$591,906	$89	$591,995
Comprehensive loss:
Net income			25,252			25,252		25,252
Other comprehensive income (loss), net of tax				(50,466)		(50,466)		(50,466)
Cash dividends declared and paid, $0.46 per share			(11,782)			(11,782)		(11,782)
Treasury shares purchased under deferred directors' plan	(3,992)	206			(206)	0		0
Treasury shares sold and distributed under deferred directors' plan						0		0
Stock activity under equity compensation plans	6,500					0		0
Stock based compensation expense		2,185				2,185		2,185
Balance at September 30, 2023	25,431,724	$125,758	$674,917	$(228,111)	$(15,469)	$557,095	$89	$557,184

	Nine Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2022	25,300,793	$120,615	$583,134	$16,093	$(15,025)	$704,817	$89	$704,906
Comprehensive loss:
Net income			77,840			77,840		77,840
Other comprehensive income (loss), net of tax				(237,822)		(237,822)		(237,822)
Cash dividends declared and paid, $1.20 per share			(30,637)			(30,637)		(30,637)
Treasury shares purchased under deferred directors' plan	(6,732)	505			(505)	0		0
Treasury shares sold and distributed under deferred directors' plan	8,555	(221)			221	0		0
Stock activity under equity compensation plans	47,518	(1,780)				(1,780)		(1,780)
Stock based compensation expense		6,713				6,713		6,713
Balance at September 30, 2022	25,350,134	$125,832	$630,337	$(221,729)	$(15,309)	$519,131	$89	$519,220

Balance at January 1, 2023	25,349,225	$127,004	$646,100	$(188,923)	$(15,383)	$568,798	$89	$568,887
Comprehensive income:
Net income			64,141			64,141		64,141
Other comprehensive income (loss), net of tax				(39,188)		(39,188)		(39,188)
Cash dividends declared and paid, $1.38 per share			(35,324)			(35,324)		(35,324)
Treasury shares purchased under deferred directors' plan	(8,493)	491			(491)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,855	(405)			405	0		0
Stock activity under equity compensation plans	78,137	(3,124)				(3,124)		(3,124)
Stock based compensation expense		1,792				1,792		1,792
Balance at September 30, 2023	25,431,724	$125,758	$674,917	$(228,111)	$(15,469)	$557,095	$89	$557,184

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Nine Months Ended September 30,	2023	2022
Cash flows from operating activities:
Net income	$64,141	$77,840
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,579	4,494
Provision for credit losses	5,550	417
Amortization of loan servicing rights	431	583
Net change in loan servicing rights valuation allowance	0	(708)
Loans originated for sale, including participations	(6,120)	(27,273)
Net gain on sales of loans	(224)	(958)
Proceeds from sale of loans, including participations	6,075	34,299
Net (gain) loss on sales of premises and equipment	3	3
Net loss on sales and calls of securities available-for-sale	16	0
Net securities amortization	3,732	4,817
Stock based compensation expense	1,792	6,713
Losses (earnings) on life insurance	(2,393)	212
Tax benefit of stock award issuances	(720)	(514)
Net change:
Interest receivable and other assets	(3,386)	(2,782)
Interest payable and other liabilities	14,000	37,707
Total adjustments	23,335	57,010
Net cash from operating activities	87,476	134,850

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	102,827	0
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	56,830	86,001
Proceeds from maturities, calls and principal paydowns of securities held-to-maturity	6	5
Purchases of securities available-for-sale	(4,314)	(313,905)
Purchase of life insurance	(222)	(727)
Net (increase) decrease in total loans	(166,904)	(202,945)
Proceeds from sales of land, premises and equipment	13	4
Purchases of land, premises and equipment	(5,010)	(3,678)
Purchase of Federal Home Loan Bank stock	(5,625)	0
Proceeds from redemption of Federal Home Loan Bank stock	0	932
Net cash from investing activities	(22,399)	(434,313)

Cash flows from financing activities:
Net increase (decrease) in total deposits	196,455	(71,274)
Net increase (decrease) in short-term borrowings	(22,000)	0
Payments on long-term FHLB borrowings	0	(75,000)
Net payments on short-term FHLB borrowings	(185,000)	0
Common dividends paid	(35,311)	(30,624)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(3,124)	(1,780)
Purchase of treasury stock	(491)	(505)
Sale of treasury stock	405	221
Net cash from financing activities	(49,079)	(178,975)
Net change in cash and cash equivalents	15,998	(478,438)
Cash and cash equivalents at beginning of the period	130,282	683,240
Cash and cash equivalents at end of the period	146,280	204,802
Cash paid during the period for:
Interest	$90,897	18,583
Income taxes	9,275	13,780
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	284	0
Right-of-use assets obtained in exchange for lease liabilities	0	1,612

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2023. The Company’s 2022 Annual Report on Form 10-K should be read in conjunction with these statements.
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
The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. The Company transitioned LIBOR-based loans to an alternative reference rate before June 30, 2023. On December 22, 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848",
which definitively provided a sunset date of December 31, 2024 for the relief guidance allowed under Topic 848. The ASU was effective immediately upon issuance. The Company adopted the LIBOR transition relief allowed under this standard, and it did not have a material impact on the consolidated financial statements.
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
For public business entities, the amendments in this update are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. If early adoption is elected, the provisions shall be adopted as of the beginning of the fiscal year that includes the interim period of adoption. The amendments in this update must be applied on either a modified retrospective or a retrospective basis. The Company is currently evaluating the impact of this standard for its LIHTC investments and the impact to noninterest income, income tax expense, and beginning retained earnings within the consolidated financial statements.
On October 9, 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative", which modified the disclosure or presentation requirements of a variety of Topics in the Codification and was intended to both clarify or improve such requirements and align the requirements with the SEC's regulations. The amendments to Topics of Codification provided in this Update apply to all reporting entities within the scope of the affected Topics unless otherwise indicated by the Update. Given the variety of Topics amended, a broad range of entities may be affected by one or more of the amendments provided in the Update. The Company evaluated the amendments provided in the Update and believes certain of the disclosure improvements are applicable to the Company's interim or annual disclosures. Subtopic 230-10, as amended, requires disclosure within the accounting policy in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented within the statement of cash flows. Subtopic 260-10, as amended, requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. Subtopic 470-10, as amended, requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on short-term borrowings outstanding as of the date of each balance sheet presented. The effective date for each amendment for entities subject to the SEC's existing disclosure requirements is the effective date of the removal of the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The amendments in the Update are to be applied prospectively. The Company will apply prospectively the provisions provided in the amendments as such provisions become effective, and does not believe the application of these modified disclosure requirements will have a material impact on the consolidated financial statements.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2023
U.S. Treasury securities	$2,873	$0	$(12)	$0	$2,861
U.S. government sponsored agencies	148,895	0	(33,224)	0	115,671
Mortgage-backed securities: residential	531,807	12	(102,157)	0	429,662
State and municipal securities	558,346	1	(131,009)	0	427,338
Total	$1,241,921	$13	$(266,402)	$0	$975,532

December 31, 2022
U.S. Treasury securities	$3,057	$0	$(23)	$0	$3,034
U.S. government sponsored agencies	156,184	0	(29,223)	0	126,961
Mortgage-backed securities: residential	578,175	67	(85,934)	0	492,308
State and municipal securities	663,367	157	(100,299)	0	563,225
Total	$1,400,783	$224	$(215,479)	$0	$1,185,528
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2023
State and municipal securities	$129,494	$0	$(26,865)	$0	$102,629

December 31, 2022
State and municipal securities	$128,242	$0	$(17,213)	$0	$111,029
On April 1, 2022, the Company elected to transfer securities from available-for-sale to held-to-maturity as an overall balance sheet management strategy. The fair value of securities transferred was $127.0 million. The unrealized loss on the securities transferred from available-for-sale to held-to-maturity was $24.4 million ($19.3 million, net of tax) based on the fair value of the securities on the transfer date and was $21.4 million ($16.9 million, net of tax) at September 30, 2023. The Company has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income (loss) at the time of the transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. There have been no subsequent transfers of securities from available-for-sale to held-to-maturity.

Information regarding the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by maturity as of September 30, 2023 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,818	$4,806	$0	$0
Due after one year through five years	7,298	6,422	0	0
Due after five years through ten years	38,103	33,697	0	0
Due after ten years	659,895	500,945	129,494	102,629
	710,114	545,870	129,494	102,629
Mortgage-backed securities	531,807	429,662	0	0
Total debt securities	$1,241,921	$975,532	$129,494	$102,629
Available-for-sale securities proceeds, gross gains and gross losses are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Sales of securities available-for-sale
Proceeds	$2,876	$0	$102,827	$0
Gross gains	0	0	439	0
Gross losses	(35)	0	(455)	0
Number of securities	6	0	109	0
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
Securities with fair values of $740.8 million and $298.2 million were pledged as of September 30, 2023 and December 31, 2022, respectively, as collateral for borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of September 30, 2023 and December 31, 2022 is presented on the following page. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
U.S. Treasury securities	$2,466	$8	$395	$4	$2,861	$12
U.S. government sponsored agencies	0	0	115,671	33,224	115,671	33,224
Mortgage-backed securities: residential	3,596	187	425,212	101,970	428,808	102,157
State and municipal securities	26,084	2,106	397,793	128,903	423,877	131,009
Total available-for-sale	$32,146	$2,301	$939,071	$264,101	$971,217	$266,402

December 31, 2022
U.S. Treasury securities	$3,034	$23	$0	$0	$3,034	$23
U.S. government sponsored agencies	8,420	1,350	118,541	27,873	126,961	29,223
Mortgage-backed securities: residential	165,897	18,637	323,727	67,297	489,624	85,934
State and municipal securities	277,967	33,405	244,436	66,894	522,403	100,299
Total available-for-sale	$455,318	$53,415	$686,704	$162,064	$1,142,022	$215,479
Information regarding held-to-maturity securities with unrealized losses as of September 30, 2023 and December 31, 2022 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
State and municipal securities	$0	$0	$102,629	$26,865	$102,629	$26,865

December 31, 2022
State and municipal securities	$0	$0	$111,029	$17,213	$111,029	$17,213
The total number of securities with unrealized losses as of September 30, 2023 and December 31, 2022 is presented below.

	Available-for-sale			Held-to-maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
September 30, 2023
U.S. Treasury securities	7	1	8	0	0	0
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	8	126	134	0	0	0
State and municipal securities	47	383	430	0	41	41
Total temporarily impaired	62	527	589	0	41	41

December 31, 2022
U.S. Treasury securities	7	0	7	0	0	0
U.S. government sponsored agencies	1	16	17	0	0	0
Mortgage-backed securities: residential	95	41	136	0	0	0
State and municipal securities	269	223	492	0	41	41
Total temporarily impaired	372	280	652	0	41	41

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
No allowance for credit losses for available-for-sale or held-to-maturity debt securities was recorded at September 30, 2023 or December 31, 2022. Accrued interest receivable on securities totaled $7.1 million and $8.9 million at September 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.
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

NOTE 3. LOANS

(dollars in thousands)	September 30, 2023		December 31, 2022
Commercial and industrial loans:
Working capital lines of credit loans	$589,345	12.1%	$650,948	13.8%
Non-working capital loans	812,875	16.7	842,101	17.9
Total commercial and industrial loans	1,402,220	28.8	1,493,049	31.7

Commercial real estate and multi-family residential loans:
Construction and land development loans	633,920	13.0	517,664	11.0
Owner occupied loans	811,175	16.6	758,091	16.0
Nonowner occupied loans	740,783	15.2	706,107	15.0
Multifamily loans	236,581	4.8	197,232	4.2
Total commercial real estate and multi-family residential loans	2,422,459	49.6	2,179,094	46.2

Agri-business and agricultural loans:
Loans secured by farmland	183,241	3.8	201,200	4.3
Loans for agricultural production	197,287	4.0	230,888	4.9
Total agri-business and agricultural loans	380,528	7.8	432,088	9.2

Other commercial loans:	125,939	2.6	113,593	2.4
Total commercial loans	4,331,146	88.8	4,217,824	89.5

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	247,114	5.1	212,742	4.5
Open end and junior lien loans	189,611	3.9	175,575	3.7
Residential construction and land development loans	12,888	0.3	19,249	0.4
Total consumer 1-4 family mortgage loans	449,613	9.3	407,566	8.6

Other consumer loans	93,737	1.9	88,075	1.9
Total consumer loans	543,350	11.2	495,641	10.5
Subtotal	4,874,496	100.0%	4,713,465	100.0%
Less: Allowance for credit losses	(72,105)		(72,606)
Net deferred loan fees	(3,531)		(3,069)
Loans, net	$4,798,860		$4,637,790
The recorded investment in loans does not include accrued interest, which totaled $20.7 million and $18.4 million as of September 30, 2023 and December 31, 2022, respectively.
The Company had $470,000 and $306,000 in residential real estate loans in the process of foreclosure as of September 30, 2023 and December 31, 2022, respectively.
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

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods ended:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended September 30, 2023
Beginning balance, July 1	$30,978	$30,913	$4,402	$1,120	$3,448	$846	$351	$72,058
Provision for credit losses	(167)	230	(139)	(102)	197	283	98	400
Loans charged-off	(193)	0	0	0	(149)	(138)	0	(480)
Recoveries	21	12	0	0	3	91	0	127
Net loans (charged-off) recovered	(172)	12	0	0	(146)	(47)	0	(353)
Ending balance	$30,639	$31,155	$4,263	$1,018	$3,499	$1,082	$449	$72,105

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended September 30, 2022
Beginning balance, July 1	$31,195	$26,448	$4,753	$713	$2,674	$1,093	$647	$67,523
Provision for credit losses	1,357	(678)	(547)	16	(197)	71	(22)	0
Loans charged-off	(222)	0	0	0	(20)	(131)	0	(373)
Recoveries	18	25	0	0	3	43	0	89
Net loans (charged-off) recovered	(204)	25	0	0	(17)	(88)	0	(284)
Ending balance	$32,348	$25,795	$4,206	$729	$2,460	$1,076	$625	$67,239

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Nine Months Ended September 30, 2023
Beginning balance, January 1	$35,290	$27,394	$4,429	$917	$3,001	$1,021	$554	$72,606
Provision for credit losses	1,065	3,465	(166)	101	642	548	(105)	5,550
Loans charged-off	(5,844)	0	0	0	(163)	(759)	0	(6,766)
Recoveries	128	296	0	0	19	272	0	715
Net loans (charged-off) recovered	(5,716)	296	0	0	(144)	(487)	0	(6,051)
Ending balance	$30,639	$31,155	$4,263	$1,018	$3,499	$1,082	$449	$72,105

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Nine Months Ended September 30, 2022
Beginning balance, January 1	$30,595	$26,535	$5,034	$1,146	$2,866	$1,147	$450	$67,773
Provision for credit losses	1,948	(168)	(828)	(417)	(411)	118	175	417
Loans charged-off	(254)	(597)	0	0	(42)	(318)	0	(1,211)
Recoveries	59	25	0	0	47	129	0	260
Net loans (charged-off) recovered	(195)	(572)	0	0	5	(189)	0	(951)
Ending balance	$32,348	$25,795	$4,206	$729	$2,460	$1,076	$625	$67,239

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
The Company uses the following definitions for risk ratings:
Special Mention. Loans classified as Special Mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.
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
Loans are considered to be "Pass" rated when they are reviewed as part of the previously described process and do not meet the criteria above, which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans, which are evaluated individually and listed with “Not Rated” loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.
The following table summarizes the risk category of loans by loan segment and year of origination as of September 30, 2023:

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$233	$1,959	$2,342	$1,250	$0	$0	$5,784	$509,151	$514,935
Special Mention	0	0	0	0	0	0	0	67,764	67,764
Substandard	0	310	75	0	139	0	524	6,155	6,679
Total	233	2,269	2,417	1,250	139	0	6,308	583,070	589,378
Working capital lines of credit loans:
Current period gross write offs	0	0	0	0	125	0	125	161	286
Non-working capital loans:
Pass	147,472	257,402	91,572	54,567	35,601	15,151	601,765	168,621	770,386
Special Mention	490	8,926	1,051	2,279	2,644	5,643	21,033	5,253	26,286
Substandard	575	2,699	689	4,036	62	632	8,693	564	9,257
Not Rated	2,008	2,308	1,012	964	214	36	6,542	0	6,542
Total	150,545	271,335	94,324	61,846	38,521	21,462	638,033	174,438	812,471
Non-working capital loans:
Current period gross write offs	0	5,400	0	0	118	0	5,518	40	5,558
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	41,662	20,498	10,870	13,078	178	0	86,286	544,725	631,011
Special Mention	0	0	0	0	0	0	0	0	0
Total	41,662	20,498	10,870	13,078	178	0	86,286	544,725	631,011
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	114,935	135,960	158,405	132,051	65,426	129,363	736,140	36,067	772,207
Special Mention	6,696	694	8,449	0	1,735	2,758	20,332	14,628	34,960

Substandard	223	265	0	1,476	352	1,160	3,476	0	3,476
Total	121,854	136,919	166,854	133,527	67,513	133,281	759,948	50,695	810,643
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Nonowner occupied loans:
Pass	85,176	176,453	130,612	130,626	88,244	72,871	683,982	43,097	727,079
Special Mention	4,552	0	6,352	0	0	2,268	13,172	0	13,172
Total	89,728	176,453	136,964	130,626	88,244	75,139	697,154	43,097	740,251
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	78,741	23,445	9,094	35,972	33,621	30,149	211,022	5,518	216,540
Special Mention	19,735	0	0	0	0	0	19,735	0	19,735
Total	98,476	23,445	9,094	35,972	33,621	30,149	230,757	5,518	236,275
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	20,352	32,883	25,842	27,886	9,940	20,114	137,017	46,102	183,119
Special Mention	0	0	0	0	8	0	8	0	8
Substandard	0	0	0	0	0	105	105	0	105
Total	20,352	32,883	25,842	27,886	9,948	20,219	137,130	46,102	183,232
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	27,282	11,290	27,881	26,015	3,981	11,077	107,526	88,811	196,337
Special Mention	0	0	201	351	0	0	552	500	1,052
Total	27,282	11,290	28,082	26,366	3,981	11,077	108,078	89,311	197,389
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	6,057	28,024	39,057	14,778	102	7,488	95,506	27,640	123,146
Special Mention	0	0	0	0	0	2,607	2,607	0	2,607
Total	6,057	28,024	39,057	14,778	102	10,095	98,113	27,640	125,753
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	8,072	10,663	12,954	9,354	4,476	4,753	50,272	9,674	59,946
Special Mention	0	0	0	527	0	0	527	0	527
Substandard	0	0	96	125	0	258	479	0	479
Not Rated	45,488	52,631	39,206	17,653	4,378	26,466	185,822	0	185,822
Total	53,560	63,294	52,256	27,659	8,854	31,477	237,100	9,674	246,774
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	565	137	504	339	0	7	1,552	8,722	10,274
Substandard	0	0	0	0	27	48	75	129	204
Not Rated	21,491	32,685	9,517	1,780	2,547	2,196	70,216	110,806	181,022
Total	22,056	32,822	10,021	2,119	2,574	2,251	71,843	119,657	191,500
Open end and junior lien loans:
Current period gross write offs	0	50	14	0	0	0	64	99	163
Residential construction loans:
Not Rated	1,551	7,352	1,546	857	269	1,230	12,805	0	12,805
Total	1,551	7,352	1,546	857	269	1,230	12,805	0	12,805
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	1,908	808	1,505	358	0	0	4,579	13,393	17,972
Substandard	0	0	0	0	3	0	3	0	3
Not Rated	23,815	19,098	11,043	6,686	1,952	2,275	64,869	10,639	75,508
Total	25,723	19,906	12,548	7,044	1,955	2,275	69,451	24,032	93,483

Other consumer loans:
Current period gross write offs	1	255	91	6	212	1	566	193	759

Total period gross write offs	1	5,705	105	6	455	1	6,273	493	6,766

Total Loans	$659,079	$826,490	$589,875	$483,008	$255,899	$338,655	$3,153,006	$1,717,959	$4,870,965
As of September 30, 2023, $1.5 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration ("SBA").
The following table summarizes the risk category of loans by loan segment and year of origination as of December 31, 2022:

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

The following table presents the aging of the amortized cost basis in past due loans as of September 30, 2023 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$583,816	$190	$0	$584,006	$5,372	$109	$589,378
Non-working capital loans	805,042	205	0	805,247	7,224	253	812,471
Commercial real estate and multi-family residential loans:
Construction and land development loans	631,011	0	0	631,011	0	0	631,011
Owner occupied loans	807,741	0	0	807,741	2,902	1,426	810,643
Nonowner occupied loans	740,251	0	0	740,251	0	0	740,251
Multifamily loans	236,275	0	0	236,275	0	0	236,275
Agri-business and agricultural loans:
Loans secured by farmland	183,128	0	0	183,128	104	0	183,232
Loans for agricultural production	197,389	0	0	197,389	0	0	197,389
Other commercial loans	125,753	0	0	125,753	0	0	125,753
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	245,544	729	19	246,292	482	336	246,774
Open end and junior lien loans	191,127	171	0	191,298	202	202	191,500
Residential construction loans	12,805	0	0	12,805	0	0	12,805
Other consumer loans	92,995	484	0	93,479	4	4	93,483
Total	$4,852,877	$1,779	$19	$4,854,675	$16,290	$2,330	$4,870,965
As of September 30, 2023 there were an insignificant number of loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the three and nine month periods ended September 30, 2023.

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

The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	September 30, 2023
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$5,063	$109	$5,222
Non-working capital loans	44	6,689	394	7,127
Commercial real estate and multi-family residential loans:
Owner occupied loans	617	1,476	1,161	3,254
Agri-business and agricultural loans:
Loans secured by farmland	0	104	0	104
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	482	0	0	482
Open end and junior lien loans	202	0	0	202
Other consumer loans	0	0	4	4
Total	$1,395	$13,332	$1,668	$16,395

	December 31, 2022
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$5,402	$0	$5,452
Non-working capital loans	544	18,109	229	18,882
Commercial real estate and multi-family residential loans:
Owner occupied loans	413	1,491	1,161	3,065
Agri-business and agricultural loans:
Loans secured by farmland	0	145	0	145
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,030	0	0	2,030
Open end and junior lien loans	188	0	0	188
Other consumer loans	0	0	7	7
Total	$3,225	$25,147	$1,397	$29,769
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

The following tables present the amortized cost basis at the end of the reporting period of loans that were experiencing financial difficulty and received a modification of terms during the three and nine months ended September 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivables at the end of the reporting period is also presented below:

(dollars in thousands)	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	Combination Principal Forgiveness, Interest Rate Reduction and Term Extension	Total Modifications	Total Class of Financing Receivable
Three Months Ended September 30, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$2,000	$931	$0	$2,931	0.50%
Non-working capital loans	0	0	0	0	0.00
Total commercial and industrial loans	2,000	931	0	2,931	0.21
Total loan modifications made to borrowers experiencing financial difficulty	$2,000	$931	$0	$2,931	0.06%

(dollars in thousands)	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	Combination Principal Forgiveness, Interest Rate Reduction and Term Extension	Total Modifications	Total Class of Financing Receivable
Nine Months Ended September 30, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$2,000	$931	$0	$2,931	0.50%
Non-working capital loans	0	0	1,596	1,596	0.20
Total commercial and industrial loans	2,000	931	1,596	4,527	0.32
Total loan modifications made to borrowers experiencing financial difficulty	$2,000	$931	$1,596	$4,527	0.09%
The Company has no material commitments to lend additional funds to borrowers included in the previous tables.
The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023:

(dollars in thousands)	Principal Forgiveness	Interest Rate Reduction Financial Effect	Term Extension Financial Effect	Total Class of Financing Receivable
Three Months Ended September 30, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$0	Reduction of two variable Prime Rate lines of credit to 1.00% Fixed Reduction of one variable line of credit from Prime plus 1.00% to 1.00% Fixed	Extension of terms for one variable rate line of credit from 12 months to 120 months	0.50%
Non-working capital loans	0	No modifications	No modifications	0.00%

(dollars in thousands)	Principal Forgiveness	Interest Rate Reduction Financial Effect	Term Extension Financial Effect	Total Class of Financing Receivable
Nine Months Ended September 30, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$0	Reduction of two variable Prime Rate lines of credit to 1.00% Fixed Reduction of one variable line of credit from Prime plus 1.00% to 1.00% Fixed	Term extension for one variable rate line of credit from 12 months to 120 months	0.50%
Non-working capital loans	9,380	Reduction of one term loan from Prime plus 0.75% to 1.00% Fixed	Term extension from 40 months to 300 months	0.20
During the three and nine months ended September 30, 2022, no modifications were made to loans for borrowers experiencing financial difficulty.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At September 30, 2023, no loans receiving such a modification within the last twelve months were 30 days or greater past due.
At September 30, 2023, no loans receiving a modification due to borrower financial difficulty within the last twelve months experienced a payment default.
Upon the Company's determination that a modified loan (or portion thereof) has subsequently been deemed uncollectible, the loan (or a portion thereof) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
NOTE 5. BORROWINGS
For the period ended September 30, 2023, the Company had an advance outstanding from the FHLB in the amount of $90.0 million. The outstanding advance was a fixed rate bullet advance with an interest rate of 5.55% and matured October 6, 2023. For the period ended December 31, 2022, the Company had a fixed rate bullet advance from the FHLB with an interest rate of 4.21% in the amount of $275.0 million that matured on January 5, 2023.
On August 2, 2019 the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on July 29, 2023 for $12.5 million. Funds provided under the agreement could be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 11, 2023 and expires on April 30, 2025, and for general operations. The credit agreement included a negative pledge agreement whereby the Company agreed not to pledge or otherwise encumber the stock of the Bank. The credit agreement had a one year term which may be amended, extended, modified or renewed. There were no outstanding borrowings on the credit agreement at September 30, 2023 and December 31, 2022.
This unsecured revolving credit agreement was terminated on October 11, 2023 and replaced by a new revolving credit agreement with a different financial institution. The new unsecured revolving credit agreement was effective October 11, 2023, for $30.0 million.
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
Mortgage servicing rights:  As of September 30, 2023, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $2.3 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.5%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At September 30, 2023, the constant prepayment speed (“PSA”) used was 148 and used a discount rate range of 9.5%-11.5%. At December 31, 2022, the PSA used was 159 and the discount rate used was 9.5%.
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

The tables below present the balances of assets measured at fair value on a recurring basis:

	September 30, 2023
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$2,861	$0	$0	$2,861
U.S. government sponsored agency securities	0	115,671	0	115,671
Mortgage-backed securities: residential	0	429,662	0	429,662
State and municipal securities	0	425,348	1,990	427,338
Total securities available-for-sale	2,861	970,681	1,990	975,532
Mortgage banking derivative	0	66	0	66
Interest rate swap derivative	0	42,035	0	42,035
Total assets	$2,861	$1,012,782	$1,990	$1,017,633

Liabilities:
Interest rate swap derivative	0	42,036	0	42,036
Total liabilities	$0	$42,036	$0	$42,036

	December 31, 2022
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$3,034	$0	$0	$3,034
U.S. government sponsored agency securities	0	126,961	0	126,961
Mortgage-backed securities: residential	0	492,308	0	492,308
State and municipal securities	0	561,150	2,075	563,225
Total securities available-for-sale	3,034	1,180,419	2,075	1,185,528
Mortgage banking derivative	0	43	0	43
Interest rate swap derivative	0	36,920	0	36,920
Total assets	$3,034	$1,217,382	$2,075	$1,222,491

Liabilities:
Interest rate swap derivative	0	36,921	0	36,921
Total liabilities	$0	$36,921	$0	$36,921
The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below present the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2023
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$2,832	$2,832
Non-working capital loans	0	0	2,187	2,187
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	369	369
Agri-business and agricultural loans:
Loans secured by farmland	0	0	26	26
Total collateral dependent loans	0	0	5,414	5,414
Other real estate owned	0	0	384	384
Total assets	$0	$0	$5,798	$5,798

	December 31, 2022
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$3,178	$3,178
Non-working capital loans	0	0	8,354	8,354
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	425	425
Agri-business and agricultural loans:
Loans secured by farmland	0	0	35	35
Total collateral dependent loans	0	0	11,992	11,992
Other real estate owned	0	0	100	100
Total assets	$0	$0	$12,092	$12,092
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2023:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$5,019	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	74%	10%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	369	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	75%

Collateral dependent loans:
Agri-business and agricultural	26	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	75%
Other real estate owned	384	Appraisals	Discount to reflect current market conditions and ultimate collectability	36%

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

	September 30, 2023
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$146,280	$146,280	$0	$0	$146,280
Securities available-for-sale	975,532	2,861	970,681	1,990	975,532
Securities held-to-maturity	129,494	0	102,629	0	102,629
Real estate mortgages held-for-sale	572	0	594	0	594
Loans, net	4,798,860	0	0	4,598,444	4,598,444
Mortgage banking derivative	66	0	66	0	66
Interest rate swap derivative	42,035	0	42,035	0	42,035
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	28,994	0	8,269	20,725	28,994
Financial Liabilities:
Certificates of deposit	1,072,091	0	1,060,130	0	1,060,130
All other deposits	4,584,984	4,584,984	0	0	4,584,984
Federal Home Loan Bank advances	90,000	90,000	0	0	90,000
Interest rate swap derivative	42,036	0	42,036	0	42,036
Standby letters of credit	353	0	0	353	353
Accrued interest payable	16,178	581	15,597	0	16,178

	December 31, 2022
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$130,282	$129,069	$1,213	$0	$130,282
Securities available-for-sale	1,185,528	3,034	1,180,419	2,075	1,185,528
Securities held-to-maturity	128,242	0	111,029	0	111,029
Real estate mortgages held-for-sale	357	0	372	0	372
Loans, net	4,637,790	0	0	4,454,678	4,454,678
Mortgage banking derivative	43	0	43	0	43
Interest rate swap derivative	36,920	0	36,920	0	36,920
Federal Reserve and Federal Home Loan Bank Stock	15,795	N/A	N/A	N/A	N/A
Accrued interest receivable	27,994	0	9,598	18,396	27,994
Financial Liabilities:
Certificates of deposit	626,186	0	621,206	0	621,206
All other deposits	4,834,434	4,834,434	0	0	4,834,434
Federal Funds purchased	22,000	22,000	0	0	22,000
Federal Home Loan Bank advances	275,000	275,000	0	0	275,000
Interest rate swap derivative	36,921	0	36,921	0	36,921
Standby letters of credit	249	0	0	249	249
Accrued interest payable	3,186	486	2,700	0	3,186
NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$42,035	$0	$42,035	$0	$(38,225)	$3,810
Total Assets	$42,035	$0	$42,035	$0	$(38,225)	$3,810
Liabilities
Interest Rate Swap Derivatives	$42,036	$0	$42,036	$0	$(90)	$41,946
Total Liabilities	$42,036	$0	$42,036	$0	$(90)	$41,946

	December 31, 2022
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$36,920	$0	$36,920	$0	$(34,185)	$2,735
Total Assets	$36,920	$0	$36,920	$0	$(34,185)	$2,735
Liabilities
Interest Rate Swap Derivatives	$36,921	$0	$36,921	$0	$(90)	$36,831
Total Liabilities	$36,921	$0	$36,921	$0	$(90)	$36,831
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding for basic earnings per common share	25,613,456	25,533,832	25,601,493	25,525,734
Dilutive effect of stock based awards	80,079	200,781	108,348	184,354
Weighted average shares outstanding for diluted earnings per common share	25,693,535	25,734,613	25,709,841	25,710,088

Basic earnings per common share	$0.99	$1.12	$2.51	$3.05
Diluted earnings per common share	$0.98	$1.11	$2.49	$3.03
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended September 30, 2023 and 2022, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at July 1, 2023	$(176,898)	$(747)	$(177,645)
Other comprehensive income (loss) before reclassification	(50,900)	0	(50,900)
Amounts reclassified from accumulated other comprehensive income (loss)	423	11	434
Net current period other comprehensive income (loss)	(50,477)	11	(50,466)
Balance at September 30, 2023	$(227,375)	$(736)	$(228,111)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at July 1, 2022	$(157,625)	$(909)	$(158,534)
Other comprehensive income (loss) before reclassification	(63,620)	0	(63,620)
Amounts reclassified from accumulated other comprehensive income (loss)	398	27	425
Net current period other comprehensive income (loss)	(63,222)	27	(63,195)
Balance at September 30, 2022	$(220,847)	$(882)	$(221,729)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 and 2022, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2023	$(188,154)	$(769)	$(188,923)
Other comprehensive income (loss) before reclassification	(40,407)	0	(40,407)
Amounts reclassified from accumulated other comprehensive income (loss)	1,186	33	1,219
Net current period other comprehensive income (loss)	(39,221)	33	(39,188)
Balance at September 30, 2023	$(227,375)	$(736)	$(228,111)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$17,056	$(963)	$16,093
Other comprehensive income (loss) before reclassification	(238,689)	0	(238,689)
Amounts reclassified from accumulated other comprehensive income (loss)	786	81	867
Net current period other comprehensive income (loss)	(237,903)	81	(237,822)
Balance at September 30, 2022	$(220,847)	$(882)	$(221,729)
Reclassifications out of other accumulated other comprehensive income (loss) for the three months ended September 30, 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(501)	Interest income
Realized gains and (losses) on available-for-sale securities	(35)	Net securities gains (losses)
Tax effect	113	Income tax expense
	(423)	Net of tax
Amortization of defined benefit pension items	(15)	Other expense
Tax effect	4	Income tax expense
	(11)	Net of tax
Total reclassifications for the period	$(434)	Net income

Reclassifications out of other accumulated comprehensive income (loss) for the three months ended September 30, 2022 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(504)	Interest income
Tax effect	106	Income tax expense
	(398)	Net of tax
Amortization of defined benefit pension items	(36)	Other expense
Tax effect	9	Income tax expense
	(27)	Net of tax
Total reclassifications for the period	$(425)	Net income
Reclassifications out of accumulated comprehensive income (loss) for the nine months ended September 30, 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,486)	Interest income
Realized gains and (losses) on available-for-sale securities	(16)	Net securities gains (losses)
Tax effect	316	Income tax expense
	(1,186)	Net of tax
Amortization of defined benefit pension items	(45)	Other expense
Tax effect	12	Income tax expense
	(33)	Net of tax
Total reclassifications for the period	$(1,219)	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(995)	Interest income
Tax effect	209	Income tax expense
	(786)	Net of tax
Amortization of defined benefit pension items	(108)	Other expense
Tax effect	27	Income tax expense
	(81)	Net of tax
Total reclassifications for the period	$(867)	Net income

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
The following is a maturity analysis of the operating lease liabilities as of September 30, 2023:

Years ending December 31, (in thousands)	Operating Lease Obligation
2023	$183
2024	744
2025	756
2026	730
2027	753
2028 and thereafter	2,185
Total undiscounted lease payments	5,351
Less imputed interest	(503)
Lease liability	$4,848
Right-of-use asset	$4,848

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Lease cost
Operating lease cost	$241	$169	$719	$502
Short-term lease cost	4	4	12	18
Total lease cost	$245	$173	$731	$520

Other information
Operating cash outflows from operating leases	$241	$169	$719	$502
Weighted-average remaining lease term - operating leases	6.5 years	7.5 years	6.5 years	7.5 years
Weighted average discount rate - operating leases	2.5%	2.5%	2.5%	2.5%

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

On August 31, 2022, the trustee filed his amended complaint against the former client, the Bank, the Company, four officers of the Bank and one independent director of the Bank. The amended complaint alleged that the former client engaged in a check kiting scheme involving multiple banks. The amended complaint alleged that a series of business transactions among the client, his related entities and the Bank are voidable under applicable bankruptcy and state laws. The amended complaint also alleged that the Bank, the Company and the five individual bank representatives who are named as defendants violated various federal and state laws in assisting the former client in his check kiting scheme. On October 26, 2022, the trustee filed his second amended complaint which was virtually identical to his amended complaint. On January 5, 2023, the Bank, the Company and the five individual bank representatives filed motions to dismiss the second amended complaint. On May 30, 2023, the court issued its decision granting the defendants’ motion to dismiss in part and denying it in part. The court dismissed all claims against the Company and the Bank’s independent director. The court dismissed several of the claims against the defendants but granted the trustee the right to file an amended complaint. On June 20, 2023, the trustee filed his third amended complaint. The trustee alleges many of the same claims that were alleged in his second amended complaint. The defendants filed a motion to dismiss the third amended complaint on July 25, 2023. The Trustee subsequently filed a response to this motion and the parties are currently awaiting a decision from the court to rule on the motion and response as filed or to schedule a hearing for the parties to present arguments on the motion. This activity is expected to occur in the fourth quarter of 2023.

Based on current information, we have determined that a material loss is neither probable nor estimable at this time, and the Bank, and the four individual Bank representatives who are named as defendants in the third amended complaint, intend to vigorously defend themselves against all allegations asserted in the third amended complaint.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first nine months of 2023 was $64.1 million, which decreased $13.7 million, or 17.6%, from $77.8 million for the comparable period of 2022. Diluted income per common share was $2.49 in the first nine months of 2023, a decrease of 17.8% from $3.03 in the comparable period of 2022. The decrease in net income for 2023 was primarily due to an increase in noninterest expense of $18.5 million, or 22.3%, and an increase in provision for credit losses expense of $5.1 million. Offsetting these items was an increase to net interest income of $2.4 million, or 1.6%, and an increase to noninterest income of $1.3 million, or 4.2%. Pretax pre-provision earnings, a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense, were $79.8 million in the first nine months of 2023, a decrease of $14.8 million, or 15.6%, compared to $94.6 million for the comparable period of 2022.
Annualized return on average total equity was 14.44% in the first nine months of 2023 versus 16.89% in the comparable period of 2022. Annualized return on average total assets was 1.33% in the first nine months of 2023 versus 1.61% for the comparable period of 2022. The Company's average equity to average assets ratio was 9.21% in the first nine months of 2023 versus 9.53% in the comparable period of 2022. Equity has been negatively impacted by unrealized losses from the available-for-sale investment securities portfolio, which are reported as a component of accumulated other comprehensive income (loss).
The Company's second quarter 2023 net income was negatively impacted by the recognition of a wire fraud loss of $13.6 million, net of tax, or $0.53 per diluted earnings per share. Core operational profitability, which is a non-GAAP financial measure that excludes the estimated effect of this one-time event, decreased by $1.5 million, or 1.9%, to $76.4 million for the first nine months of 2023 from $77.8 million for the comparable period of 2022.
Net income in the third quarter of 2023 was $25.3 million, down 11.5%, or $3.3 million, from $28.5 million for the comparable period of 2022. Diluted earnings per common share was $0.98 in the third quarter of 2023, down 11.7% from $1.11 in the comparable period of 2022. The decrease was driven primarily by a decrease in net interest income of $4.1 million, or 7.8%, and an increase in noninterest expense of $1.2 million, or 4.3%, and was partially offset by an increase in noninterest income of $671,000, or 6.6%. Pretax pre-provision earnings in the third quarter of 2023 were $30.1 million, a decrease of $4.6 million, or 13.3%, compared to $34.8 million for the comparable period of 2022.
Annualized return on average total equity was 16.91% in the third quarter of 2023 versus 19.39% in the comparable period of 2022. Annualized return on average total assets was 1.54% in the third quarter of 2023 versus 1.80% in the comparable period of 2022. The average equity to average assets ratio was 9.12% in the third quarter of 2023 versus 9.27% the comparable period of 2022.

The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 8.62% at September 30, 2023, compared to 8.20% at September 30, 2022 and 8.79% at December 31, 2022. Unrealized losses from available-for-sale investment securities were $266.4 million at September 30, 2023, compared to $256.1 million at September 30, 2022 and $215.3 million at December 31, 2022. When excluding the impact of accumulated other comprehensive income (loss) on tangible common equity and tangible assets, the Company's adjusted tangible common equity to adjusted tangible assets ratio, which is a non-GAAP financial measure, was 11.74% at September 30, 2023, compared to 11.32% at September 30, 2022 and 11.38% at December 31, 2022.
Total assets were $6.427 billion as of September 30, 2023 versus $6.432 billion as of December 31, 2022, a decrease of $5.5 million, or less than 1%. Total loans, net of the allowance for credit losses, and cash and cash equivalents increased $161.1 million, or 3.5%, and $16.0 million, or 12.3%, respectively, between December 31, 2022 and September 30, 2023. Offsetting these increases was a decrease in available-for-sale securities of $210.0 million, or 17.7%. Total deposits increased $196.5 million, or 3.6%, between December 31, 2022 and September 30, 2023. Deposits have shifted from noninterest bearing to interest bearing products as a result of the rising interest rate environment. Noninterest bearing deposits decreased $359.1 million, or 20.7%, and interest bearing deposits increased $555.6 million, or 14.9%. Total borrowings decreased $207.0 million, or 69.7%. Total equity decreased $11.7 million, or 2.1%, from $568.9 million at December 31, 2022 to $557.2 million at September 30, 2023. Retained earnings increased $28.8 million, or 4.5%, as a result of net income of $64.1 million, offset by dividends declared and paid of $35.3 million. Accumulated other comprehensive income (loss), decreased $39.2 million, or 20.7%, due primarily to a decline in the fair market values of available-for-sale investment securities during the nine months ended September 30, 2023.

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
RESULTS OF OPERATIONS
Overview
Selected income statement information for the three and nine months ended September 30, 2023 and 2022 is presented in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2023	2022	2023	2022
Income Statement Summary:
Net interest income		$48,393	52,492	$148,436	$146,050
Provision for credit losses		400	0	5,550	417
Noninterest income		10,835	10,164	32,650	31,343
Noninterest expense		29,097	27,894	101,265	82,776
Other Data:
Efficiency ratio (1)		49.13%	44.52%	55.92%	46.66%
Diluted EPS		$0.98	$1.11	$2.49	$3.03
Average Equity/Average Assets		9.12%	9.27%	9.21%	9.53%
Tangible capital ratio (2)		8.62	8.20	8.62	8.20
Adjusted tangible capital ratio (3)		11.74	11.32	11.74	11.32
Net charge-offs to average loans		0.03	0.03	0.17	0.03
Net interest margin	Net interest margin	3.21	3.57	3.33	3.25
Noninterest income to total revenue		18.29	16.22	18.03	17.67
Pretax pre-provision earnings (4)		$30,131	$34,762	$79,821	$94,617

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

Reconciliations of non-GAAP measures are provided below (in thousands, except for per share data).

	As of and For The		As of and For The
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Total Equity	$557,184	$519,220	$557,184	$519,220
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Common Equity (A)	553,381	515,417	553,381	515,417
Market Value Adjustment in AOCI	227,375	220,847	227,375	220,847
Adjusted Tangible Common Equity (C)	780,756	736,264	780,756	736,264

Total Assets	$6,426,844	$6,288,406	$6,426,844	$6,288,406
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Assets (B)	6,423,041	6,284,603	6,423,041	6,284,603
Market Value Adjustment in AOCI	227,375	220,847	227,375	220,847
Adjusted Tangible Assets (D)	6,650,416	6,505,450	6,650,416	6,505,450

Ending Common Shares Issued (E)	25,614,163	25,536,026	25,614,163	25,536,026

Tangible Book Value per Common Share (A/E)	$21.60	$20.18	$21.60	$20.18

Tangible Capital Ratio (A/B)	8.62%	8.20%	8.62%	8.20%
Adjusted Tangible Capital Ratio (C/D)	11.74	11.32	11.74	11.32

Net Interest Income	$48,393	$52,492	148,436	146,050
Noninterest Income	10,835	10,164	32,650	31,343
Noninterest Expense	(29,097)	(27,894)	(101,265)	(82,776)
Pretax Pre-Provision Earnings	$30,131	$34,762	$79,821	$94,617

	Nine Months Ended
	Sep. 30, 2023	Sep. 30, 2022
Noninterest Expense	$101,265	$82,776
Less: Wire Fraud Loss	(18,058)	0
Plus: Salaries and Employee Benefits (1)	1,850	0
Adjusted Core Noninterest Expense	$85,057	$82,776

Earnings Before Income Taxes	74,271	$94,200
Adjusted Core Noninterest Expense Impact	16,208	0
Adjusted Earnings Before Income Taxes	90,479	94,200
Tax Effect	(14,123)	(16,360)
Core Operational Profitability	76,356	77,840

Core Operational Diluted Earnings Per Common Share	$2.97	$3.03

Adjusted Core Efficiency Ratio	46.97%	46.66%
(1)     Long-term, incentive-based compensation accruals were reduced as a result of the wire fraud loss.

Adjusted core noninterest expense, adjusted earnings before income taxes, core operational profitability, core operational diluted earnings per common share and adjusted core efficiency ratio are non‐GAAP financial measures calculated using GAAP amounts. These adjusted amounts are calculated by excluding the impact of the wire fraud loss and corresponding reduction to salaries and employee benefits for the nine month periods ended September 30, 2023 and 2022. There was no impact to the three month periods ended September 30, 2023 and 2022. Management considers these measures of financial performance to be meaningful to understanding the company’s core business performance for these periods.
Net Income
Net income was $64.1 million in the first nine months of 2023, which decreased $13.7 million, or 17.6%, from $77.8 million for the comparable period of 2022. The decrease in net income for the first nine months of 2023 was primarily due to an increase in noninterest expense of $18.5 million, or 22.3%, and an increase in the provision for credit losses of $5.1 million. Offsetting these items was an increase to net interest income of $2.4 million, or 1.6%, and an increase to noninterest income of $1.3 million, or 4.2%.
The Company's second quarter 2023 net income was negatively impacted by the recognition of a wire fraud loss of $13.6 million, net of tax, or $0.53 per diluted earnings per share. Core operational profitability, which is a non-GAAP financial measure that excludes the estimated effect of this one-time event, decreased by $1.5 million, or 1.9%, to $76.4 million for the first nine of 2023 from $77.8 million for the comparable period of 2022.
Net income in third quarter of 2023 was $25.3 million, down 11.5% from $28.5 million for the comparable period of 2022. Diluted earnings per common share was $0.98 in the third quarter of 2023, down 11.7% from $1.11 in the comparable period of 2022. The decrease was driven primarily by a decrease in net interest income of $4.1 million, or 7.8%, and an increase in noninterest expense of $1.2 million, or 4.3%, and was partially offset by an increase in noninterest income of $671,000, or 6.6%.

Net Interest Income
The following tables set forth consolidated information regarding average balances and rates:

	Nine Months Ended September 30,
	2023			2022
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,733,421	$223,499	6.31%	$4,351,009	$136,580	4.20%
Tax exempt (1)	58,010	3,577	8.24	30,275	1,149	5.07
Investments:
Securities (1)	1,210,540	25,645	2.83	1,472,807	29,105	2.64
Short-term investments	2,362	77	4.36	2,251	12	0.71
Interest bearing deposits	99,205	3,527	4.75	322,445	1,489	0.62
Total earning assets	$6,103,538	$256,325	5.61%	$6,178,787	$168,335	3.64%
Less: Allowance for credit losses	(72,242)			(67,684)
Nonearning Assets
Cash and due from banks	71,406			72,240
Premises and equipment	58,699			59,026
Other nonearning assets	286,915			226,732
Total assets	$6,448,316			$6,469,101

Interest Bearing Liabilities
Savings deposits	$360,535	$194	0.07%	$421,363	$241	0.08%
Interest bearing checking accounts	2,854,161	76,518	3.58	2,658,739	14,456	0.73
Time deposits:
In denominations under $100,000	196,914	3,296	2.24	189,459	951	0.67
In denominations over $100,000	616,477	15,629	3.39	607,352	2,389	0.53
Miscellaneous short-term borrowings	218,561	8,252	5.05	9	0	0.00
Long-term borrowings and subordinated debentures	0	0	0.00	42,857	127	0.40
Total interest bearing liabilities	$4,246,648	$103,889	3.27%	$3,919,779	$18,164	0.62%

Noninterest Bearing Liabilities
Demand deposits	1,509,292			1,868,858
Other liabilities	98,313			64,262
Stockholders' Equity	594,063			616,202
Total liabilities and stockholders' equity	$6,448,316			$6,469,101

Interest Margin Recap
Interest income/average earning assets		256,325	5.61%		168,335	3.64%
Interest expense/average earning assets		103,889	2.28		18,164	0.39
Net interest income and margin		$152,436	3.33%		$150,171	3.25%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $4.0 million and $4.1 million for the nine-month periods ended September 30, 2023 and September 30, 2022, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the nine-months ended September 30, 2023 and 2022, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended September 30,
	2023			2022
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,791,156	$78,910	6.53%	$4,376,724	$52,707	4.78%
Tax exempt (1)	58,602	1,258	8.52	39,220	583	5.90
Investments:
Securities (1)	1,171,426	8,169	2.77	1,429,186	9,949	2.76
Short-term investments	2,533	29	4.54	2,307	9	1.55
Interest bearing deposits	122,177	1,576	5.12	144,193	763	2.10
Total earning assets	$6,145,894	$89,942	5.81%	$5,991,630	$64,011	4.24%
Less: Allowance for credit losses	(71,997)			(67,481)
Nonearning Assets
Cash and due from banks	68,669			70,672
Premises and equipment	58,782			58,796
Other nonearning assets	297,636			244,741
Total assets	$6,498,984			$6,298,358

Interest Bearing Liabilities
Savings deposits	$329,557	$57	0.07%	$430,428	$85	0.08%
Interest bearing checking accounts	2,873,795	27,891	3.85	2,623,747	8,809	1.33
Time deposits:
In denominations under $100,000	211,039	1,507	2.83	180,774	298	0.65
In denominations over $100,000	740,434	7,653	4.10	586,750	874	0.59
Miscellaneous short-term borrowings	227,555	3,122	5.44	0	0	0.00
Long-term borrowings and subordinated debentures	0	0	0.00	0	0	0.00
Total interest bearing liabilities	$4,382,380	$40,230	3.64%	$3,821,699	$10,066	1.04%

Noninterest Bearing Liabilities
Demand deposits	1,417,641			1,816,770
Other liabilities	106,453			76,210
Stockholders' Equity	592,510			583,679
Total liabilities and stockholders' equity	$6,498,984			$6,298,358

Interest Margin Recap
Interest income/average earning assets		89,942	5.81%		64,011	4.24%
Interest expense/average earning assets		40,230	2.60		10,066	0.67
Net interest income and margin		$49,712	3.21%		$53,945	3.57%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.3 million and $1.5 million in the three-month periods ended September 30, 2023 and September 30, 2022, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2023 and 2022, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.
Net interest income, on a fully tax equivalent basis, increased $2.3 million, or 1.5%, to $152.4 million for the nine months ended September 30, 2023, compared to $150.2 million for the first nine months of 2022. Growth in average loans and an improvement in earning assets yields were the primary drivers behind the $88.0 million, or 52.3%, increase in tax equivalent interest income between the two periods. Offsetting these increases was a decrease in the average balance of investment securities. Interest expense, which mostly offset the positive impact of the increase to tax equivalent interest income, increased by $85.7 million, or 472.0%. and was driven by increased funding costs from increased average interest bearing liabilities and a decrease in average noninterest bearing liabilities.

Total average earning assets were $6.104 billion for the nine months ended September 30, 2023, a decrease of $75.2 million, or 1.2%, compared to $6.179 billion for the nine months ended September 30, 2022. A decrease to average investment securities of $262.3 million, or 17.8%, from $1.473 billion for the nine months ended September 30, 2022 to $1.211 billion for the nine months ended September 30, 2023, and a decrease to the Company's cash held in interest bearing deposits of $223.2 million, or 69.2%, from $322.4 million for the nine months ended September 30, 2022 to $99.2 million for the nine months ended September 30, 2023, drove the contraction in average earning assets between the two periods. Offsetting these decreases was an increase in average loans outstanding, which increased $410.1 million, or 9.4%, to $4.791 billion during the nine months ended September 30, 2023, compared to $4.381 billion during the same period of 2022. Total average interest bearing liabilities were $4.247 billion for the nine months ended September 30, 2023, an increase of $326.9 million, or 8.3%, from $3.920 billion for the nine months ended September 30, 2022. This increase was driven by increased interest bearing deposits of $151.2 million, or 3.9%, from $3.877 billion for the nine months ended September 30, 2022 to $4.028 billion for the nine months ended September 30, 2023, and an increase in total average borrowings of $175.7 million, or 409.9%, from $42.9 million for the nine months ended September 30, 2022 to $218.6 million for the nine month ended September 30, 2023. Noninterest bearing demand deposits decreased $359.6 million, or 19.2%, from $1.869 billion for the nine months ended September 30, 2022 to $1.509 billion for the nine months ended September 30, 2023.

The tax equivalent net interest margin was 3.33% for the nine months ended September 30, 2023, compared to 3.25% during the first nine months of 2022, representing an 8 basis point, or 2.5%, expansion between the two periods. The net interest margin expansion was driven by a 525 basis point increase to the target Federal Funds rate implemented by the Federal Reserve through a series of rate increases beginning in March of 2022, increasing the target Federal Funds Rate range from a zero-bound range of 0.00%-0.25% in March 2022 to a range of 5.25%-5.50% at September 30, 2023. The impact of the higher interest rate environment has increased earning asset yields by 197 basis points, or 54.1%, to 5.61% for the nine months ended September 30, 2023, up from 3.64% for the comparable period of 2022. The increase in earning asset yields was offset by an increase in the Company's funding costs, as depositors sought higher interest bearing deposit products and competition for deposits increased throughout the industry. Interest expense as a percentage of average earning assets increased to 2.28% for the nine months ended September 30, 2023, up from 0.39% for the comparable period of 2022, an increase of 189 basis points, or 484.6%. The Company anticipates the cost of funds may continue to rise throughout the remainder of 2023 as a result of increased market competition for deposits, shifts from noninterest bearing deposits into interest bearing deposits, and elevated wholesale funding costs.
Net interest income, on a fully tax equivalent basis, decreased by $4.2 million, or 7.8%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Tax equivalent net interest income benefited from increased average loan balances and yields between the two periods. Offsetting this benefit were increased interest bearing liabilities and an increased funding costs.
Total average earning assets were $6.146 billion for the third quarter of 2023, an increase of $154.3 million, or 2.6%, compared to $5.992 billion for the third quarter of 2022. The increase in average earning assets was driven by an increase in average loans of $433.8 million, or 9.8%, from $4.416 billion for the third quarter of 2022 to $4.850 billion for the third quarter of 2023. Offsetting the increase in average loans was a decrease in average investment securities, which decreased $257.8 million, or 18.0%, from $1.429 billion for the third quarter of 2022 to $1.171 billion for the third quarter of 2023. Total average interest bearing liabilities were $4.382 billion for the third quarter of 2023, an increase of $560.7 million, or 14.7%, from $3.822 billion for the third quarter of 2022. This increase was driven by increased interest bearing deposits of $333.1 million, or 8.7%, from $3.822 billion for the third quarter of 2022 to $4.155 billion for the third quarter of 2023 and increased average borrowings of $227.6 million for the third quarter of 2023 compared to no average borrowings for the third quarter of 2022. Noninterest bearing demand deposits decreased $399.1 million, or 22.0%, from $1.817 billion for the third quarter of 2022 to $1.418 billion for the third quarter of 2023.
The tax equivalent net interest margin contracted by 36 basis points, or 10.1%, to 3.21% for the third quarter of 2023, compared to 3.57% for the third quarter of 2022. Earning asset yields expanded 157 basis points, or 37.0%, from 4.24% for the third quarter of 2022 to 5.81% for the third quarter of 2023. This increase was offset by an increase in the Company's funding costs as interest expense as a percentage of average earning assets increased 193 basis points, or 288.1%, from 0.67% for the third quarter of 2022 to 2.60% for the third quarter of 2023. Increases to the Company's earning asset yields and interest expense as a percentage of average earning assets between the two periods were driven by the Federal Reserve's action to increase the target Federal Funds rate to 5.50% from 0.25%. The target Federal Funds rate was increased 225 basis points between September 30, 2022 and September 30, 2023, increasing the target Federal Funds rate range from 3.00%-3.25% to 5.25%-5.50%. While the rate increases have positively affected the Company's yields on earning assets, the Company has experienced a corresponding increase to funding costs, as depositors sought higher interest bearing deposit products and competition for deposits increased throughout the industry. The Company anticipates the cost of funds may continue to rise throughout the remainder of 2023 as a result of increased market competition for deposits, shifts from noninterest bearing deposits into interest bearing deposits, and elevated wholesale funding costs.

Provision for Credit Losses
The Company recorded provision for credit losses expense of $5.6 million for the nine months ended September 30, 2023, compared to provision expense of $417,000 during the comparable period of 2022, an increase of $5.1 million, or 1,230.9%. The increase in provision during the nine months ended September 30, 2023, compared to the comparable period in 2022, was primarily attributable to loan growth and increased qualitative risk factors for current market conditions impacting certain segments of the loan portfolio. Net charge-offs were $6.1 million during the nine month period ended September 30, 2023, compared to net charge-offs of $951,000 during the comparable period of 2022, an increase of $5.1 million, or 536.3%. The increase in charge-offs during the nine months ended September 30, 2023, compared to the comparable period in 2022 was the result of a charge-off of $5.5 million attributable to a single commercial borrower during the first quarter of 2023.
The Company recorded provision expense of $400,000 during the third quarter of 2023, compared to no provision expense recorded during the third quarter of 2022. Provision expense during the quarter was primarily driven by growth in the loan portfolio. Net charge-offs were $353,000 during the third quarter of 2023, compared to $284,000 during the third quarter of 2022.
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

Noninterest Income

Noninterest income categories for the nine month and three month period ended September 30, 2023 and 2022 are shown in the following tables:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Dollar Change	Percent Change
Wealth advisory fees	$6,769	$6,550	$219	3.3%
Investment brokerage fees	1,370	1,711	(341)	(19.9)
Service charges on deposit accounts	8,091	8,681	(590)	(6.8)
Loan and service fees	8,782	9,131	(349)	(3.8)
Merchant card fee income	2,744	2,660	84	3.2
Bank owned life insurance income (loss)	2,393	(212)	2,605	(1,228.8)
Interest rate swap fee income	794	492	302	61.4
Mortgage banking income (loss)	(184)	771	(955)	(123.9)
Net securities gains (losses)	(16)	0	(16)	N/A
Other income	1,907	1,559	348	22.3
Total noninterest income	$32,650	$31,343	$1,307	4.2%
Noninterest income to total revenue	18.03%	17.67%

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	Dollar Change	Percent Change
Wealth advisory fees	$2,298	$2,059	$239	11.6%
Investment brokerage fees	408	651	(243)	(37.3)
Service charges on deposit accounts	2,735	2,990	(255)	(8.5)
Loan and service fees	2,934	3,047	(113)	(3.7)
Merchant card fee income	938	941	(3)	(0.3)
Bank owned life insurance income (loss)	1,009	54	955	1,768.5
Interest rate swap fee income	0	88	(88)	(100.0)
Mortgage banking income (loss)	(50)	(89)	39	(43.8)
Net securities gains (losses)	(35)	0	(35)	N/A
Other income	598	423	175	41.4
Total noninterest income	$10,835	$10,164	$671	6.6%
Noninterest income to total revenue	18.29%	16.22%
Noninterest income increased by $1.3 million, or 4.2%, to $32.7 million for the nine months ended September 30, 2023, compared to $31.3 million for the prior year nine-month period. The increase was driven by increases to bank owned life insurance income of $2.6 million, other income of $348,000, or 22.3%, interest rate swap fee income of $302,000, or 61.4%, and wealth advisory fees of $219,000, or 3.3%. These increases were offset by decreases to mortgage banking income of $955,000, or 123.9%, service charges on deposit accounts of $590,000, or 6.8%, loan and service fees of $349,000, or 3.8%, and investment brokerage fees of $341,000, or 19.9%.
The company’s noninterest income increased $671,000, or 6.6%, to $10.8 million for the third quarter of 2023, compared to $10.2 million for the third quarter of 2022. The increase in noninterest income was primarily driven by an increase in bank owned life insurance income of $955,000, an increase in wealth advisory fees of $239,000, or 11.6%, and an increase in other income of $175,000, or 41.4%. Bank owned life insurance income benefited from improved market performance of the company's variable life insurance policies which track to the overall performance of the equity markets, and from the purchase of general life insurance policies during the fourth quarter of 2022. The increase in wealth advisory fees was driven by an increase in trust assets which benefited from new customer inflows. The increase to other income was driven by increased limited partnership income and higher dividend from the company's FHLB stock holding. Offsetting these increases to noninterest income was a decrease to service charges on deposit accounts of of $255,000, or 8.5%, primarily the result of increased earning credit rating for commercial depositors related to commercial treasury management fees and other changes to the deposit fee schedule for retail accounts, a decrease to investment brokerage fees of $243,000, or 37.3%, due to fluctuations in fee generating sales volume and mix, and a decrease to loan and service fees of $113,000, or 3.7%, due to a decline in fee-based volume.

Noninterest Expense
Noninterest expense categories for the nine month and three month period ended September 30, 2023 and 2022 are shown in the following tables:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Dollar Change	Percent Change
Salaries and employee benefits	$43,414	$43,840	$(426)	(1.0)%
Net occupancy expense	4,874	4,793	81	1.7
Equipment costs	4,189	4,250	(61)	(1.4)
Data processing fees and supplies	10,305	9,510	795	8.4
Corporate and business development	3,930	4,078	(148)	(3.6)
FDIC insurance and other regulatory fees	2,469	1,516	953	62.9
Professional fees	6,284	4,527	1,757	38.8
Wire fraud loss	18,058	0	18,058	N/A
Other expense	7,742	10,262	(2,520)	(24.6)
Total noninterest expense	$101,265	$82,776	$18,489	22.3%
Efficiency ratio	55.92%	46.66%

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	Dollar Change	Percent Change
Salaries and employee benefits	$15,977	$14,650	$1,327	9.1%
Net occupancy expense	1,621	1,476	145	9.8
Equipment costs	1,325	1,380	(55)	(4.0)
Data processing fees and supplies	3,379	3,226	153	4.7
Corporate and business development	1,201	1,426	(225)	(15.8)
FDIC insurance and other regulatory fees	871	458	413	90.2
Professional fees	2,114	1,554	560	36.0
Wire fraud loss	0	0	0	N/A
Other expense	2,609	3,724	(1,115)	(29.9)
Total noninterest expense	$29,097	$27,894	$1,203	4.3%
Efficiency ratio	49.13%	44.52%
Noninterest expense increased by $18.5 million, or 22.3%, for the nine months ended September 30, 2023, from $82.8 million to $101.3 million. The increase to noninterest expense during the year was driven by an $18.1 million wire fraud loss recorded as a component of noninterest expense during the second quarter of 2023. Other drivers contributing to the increase in noninterest expense include an increase to professional fees of $1.8 million, or 38.8%, an increase to FDIC insurance and other regulatory fees of $953,000, or 62.9%, and an increase to data processing fees and supplies of $795,000, or 8.4%. Adjusted core noninterest expense, which excludes the estimated impact of the wire fraud loss, increased by $2.3 million, or 2.8%, from $82.8 million for the nine months ended September 30, 2022, to $85.1 million for the nine months ended September 30, 2023.
Noninterest expense increased $1.2 million, or 4.3%, to $29.1 million for the third quarter of 2023, compared to $27.9 million during the third quarter of 2022. The increase in noninterest expense during the quarter was attributable to an increase in salaries and employee benefits of $1.3 million, or 9.1%, an increase in professional fees of $560,000, or 36.0%, and an increase in FDIC insurance and other regulatory fees of $413,000, or 90.2%. Salaries and employee benefits increased due to increases in salaries and employee insurance expense and an increase in deferred compensation expense which is tied to the market performance of the company's variable bank owned life insurance policies. Professional fees increased as a result of increased interest charges associated with the bank's cash swap collateral positions and increased legal expense related to the wire fraud loss and ongoing matters. The increase to FDIC insurance and other regulatory fees was caused by a blanket increase to the assessment rate used by the FDIC to calculate insurance premiums. Offsetting these increases was a decrease to other expense of $1.1 million, or 29.9%, driven by a decrease in accruals pertaining to ongoing legal matters.

The Company's income tax expense decreased $6.2 million, or 38.1%, to $10.1 million in the nine months ended September 30, 2023, compared to $16.4 million for the same period in 2022. The effective tax rate was 13.6% in the nine months ended September 30, 2023, compared to 17.4% for the comparable period of 2022. The year-to-date effective tax rate is reduced by the wire fraud loss, income from tax-advantaged sources such as federally tax exempt municipal bond interest income as well as a tax benefit from stock-based compensation vesting of shares for plan participants.
FINANCIAL CONDITION
Overview
Total assets were $6.427 billion as of September 30, 2023 versus $6.432 billion as of December 31, 2022, a decrease of $5.5 million, or less than 1%. Total loans, net of the allowance for credit losses, and cash and cash equivalents increased $161.1 million, or 3.5%, and $16.0 million, or 12.3%, respectively, between December 31, 2022 and September 30, 2023. Offsetting these increases was a decrease in available-for-sale securities of $210.0 million, or 17.7%. Total deposits increased $196.5 million, or 3.6%, between December 31, 2022 and September 30, 2023. Noninterest bearing deposits decreased $359.1 million, or 20.7%, and interest bearing deposits increased $555.6 million, or 14.9%. Total borrowings decreased $207.0 million, or 69.7%. Total equity decreased $11.7 million, or 2.1%, from $568.9 million at December 31, 2022 to $557.2 million at September 30, 2023. Retained earnings increased $28.8 million, or 4.5%, as a result of net income of $64.1 million, offset by dividends declared and paid of $35.3 million. Accumulated other comprehensive income (loss), decreased $39.2 million, or 20.7%, due primarily to a decline in available-for-sale securities fair market values during the nine months ended September 30, 2023.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents increased by $16.0 million, or 12.3%, to $146.3 million at September 30, 2023, from $130.3 million at December 31, 2022. Cash and cash equivalents include short-term investments. The increase in cash and cash equivalents at September 30, 2023 was driven by an increase in interest bearing short-term investment accounts of $29.5 million, or 59.8%, offset by a decrease in cash and due from banks of $13.5 million, or 16.6%.
Investment Portfolio
The amortized cost and the fair value of securities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S Treasury securities	$2,873	$2,861	$3,057	$3,034
U.S government sponsored agencies	148,895	115,671	156,184	126,961
Mortgage-backed securities: residential	531,807	429,662	578,175	492,308
State and municipal securities	558,346	427,338	663,367	563,225
Total available-for-sale	$1,241,921	$975,532	$1,400,783	$1,185,528

Held-to-Maturity
State and municipal securities	$129,494	$102,629	$128,242	$111,029
Total Investment Portfolio	$1,371,415	$1,078,161	$1,529,025	$1,296,557
At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the available-for-sale investment securities portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.

Purchases of securities available-for-sale totaled $4.3 million in the first nine months of 2023. The purchases consisted of U.S. Treasury securities and mortgage-backed securities issued by government sponsored entities for CRA purposes. Investment securities represented 17.2% of total assets on September 30, 2023, compared to 20.4% of total assets on December 31, 2022. Effective duration for the investment portfolio was 6.7 years at September 30, 2023, compared to 4.0 years at December 31, 2019, before the pandemic, and 6.5 years at December 31, 2022. Duration of the portfolio extended following the deployment of excess liquidity to the portfolio and the dramatic rise in interest rates during 2022 and into 2023. The ratio of investment securities as a percentage of total assets remains elevated over historical levels of approximately 12-14% during 2014 to 2020. The Company expects the investment securities portfolio as a percentage of assets to decrease over time as the proceeds from pay downs, sales and maturities of these investment securities are used to fund loan portfolio growth and for other general liquidity purposes. Paydowns from prepayments and scheduled payments of $44.5 million were received in the first nine months of 2023, and the amortization of premiums, net of the accretion of discounts, was $3.7 million. Maturities and calls of securities totaled $12.1 million in the first nine months of 2023. Sales of available-for-sale investment securities totaled $102.8 million in the first nine months of 2023 and resulted in net losses of $16,000. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securities as of September 30, 2023 and December 31, 2022.
The fair value of the available-for-sale investment securities portfolio as of September 30, 2023 included net unrealized losses of $266.4 million, compared to net unrealized losses of $215.3 million as of December 31, 2022. Unrealized losses in the available-for-sale investment securities portfolio resulted from the declines in market values of the investment securities. These declines were driven by the rising interest rate environment as a result of the Federal Reserve's monetary tightening policy to combat elevated levels of inflation affecting the U.S. economy.

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
Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale increased by $215,000, or 60.2%, to $572,000 at September 30, 2023, from $357,000 at December 31, 2022. The balance of this asset category is subject to a high degree of variability depending on, among other factors, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $6.1 million in the first nine months of 2023, compared to $34.3 million in the first nine months of 2022. Management expects the volume of loans originated for sale in the secondary market to remain at reduced levels due to elevated mortgage rates, limited inventory, and existing homeowners being locked in at historically low rates. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $340.1 million and $364.3 million, as of September 30, 2023 and December 31, 2022, respectively.
Loan Portfolio
The loan portfolio by portfolio segment as of September 30, 2023 and December 31, 2022 is summarized as follows:

(dollars in thousands)	September 30, 2023		December 31, 2022		Current Period Change
Commercial and industrial loans	$1,402,220	28.8%	$1,493,049	31.7%	$(90,829)
Commercial real estate and multi-family residential loans	2,422,459	49.6	2,179,094	46.2	243,365
Agri-business and agricultural loans	380,528	7.8	432,088	9.2	(51,560)
Other commercial loans	125,939	2.6	113,593	2.4	12,346
Consumer 1-4 family mortgage loans	449,613	9.3	407,566	8.6	42,047
Other consumer loans	93,737	1.9	88,075	1.9	5,662
Subtotal, gross loans	4,874,496	100.0%	4,713,465	100.0%	161,031
Less: Allowance for credit losses	(72,105)		(72,606)		501
Net deferred loan fees	(3,531)		(3,069)		(462)
Loans, net	$4,798,860		$4,637,790		$161,070

Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $161.1 million, or 3.5%, to $4.874 billion at September 30, 2023 from $4.713 billion at December 31, 2022. The increase was primarily driven by originations of loans concentrated in the commercial real estate and multi-famly residential, other commercial, and consumer 1-4 family mortgage loans categories and was offset by paydowns in commercial and industrial loans and the agri-business and agricultural loans segments, the latter of which traditionally experiences seasonal fluctuations in activity.
The following table summarizes the Company’s non-performing assets as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans	$16,290	$16,964
Loans past due over 90 days and still accruing	19	123
Total nonperforming loans	16,309	17,087
Other real estate owned	384	100
Repossessions	45	37
Total nonperforming assets	$16,738	$17,224

Individually analyzed loans	$16,739	$31,327

Nonperforming loans to total loans	0.33%	0.36%
Nonperforming assets to total assets	0.26%	0.27%

Total nonperforming assets decreased by $486,000, or 2.8%, to $16.7 million during the nine month period ended September 30, 2023. The ratio of nonperforming assets to total assets decreased 1 basis point from 0.27% at December 31, 2022 to 0.26% at September 30, 2023.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans decreased by $14.6 million, or 46.6%, to $16.7 million at September 30, 2023 from $31.3 million at December 31, 2022, due primarily to a charge off of a single commercial credit during the first quarter of 2023 and nonaccrual loan paydowns.
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
At September 30, 2023, the allowance for credit losses was 1.48% of total loans outstanding, versus 1.54% of total loans outstanding at December 31, 2022. At September 30, 2023, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing relatively conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $71.9 million for this sector represented only 1.5% of total loans at September 30, 2023.
As of September 30, 2023, based on management’s review of the loan portfolio, the Company had 66 credit relationships totaling $186.4 million on the classified loan list versus 58 credit relationships totaling $161.0 million as of December 31, 2022. The increase in classified loans for the first nine months of 2023 resulted primarily from borrower risk rating downgrades of pass rated loans to the non-individually analyzed portion of the watch list. As of September 30, 2023, the Company had $166.1 million of assets classified as Special Mention, $20.2 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $115.7 million, $45.3 million, $0 and $0, respectively, at December 31, 2022. Watch list loans as a percentage of total loans increased to 3.83% as of September 30, 2023, up from a historical low at 3.42% as of December 31, 2022.
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
The allowance for credit losses decreased $501,000, or less than 1%, from $72.6 million at December 31, 2022 to $72.1 million at September 30, 2023. The decrease was a result of net charge-offs recorded during the period of $6.1 million, offset by provision expense of $5.6 million. Of the $6.1 million in net charge-offs, $5.5 million was attributable to a single deteriorated commercial relationship. The increased provision expense recorded during the nine months ended September 30, 2023 was primarily attributable to loan growth. As the bulk of the Company’s lending activity is concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits, management has historically considered growth and portfolio composition when determining credit loss allocations.
Sources of Funds
The Company's sources of funds include a diversified deposit base gathered throughout the Company's footprint and includes a stable mix of commercial, retail and public funds deposit accounts. While the traditional base of core deposits represents the primary source of funding for the Company, the Company has access to a robust array of other liquidity sources, including secured borrowings available from the Federal Home Loan Bank, the Federal Reserve Bank Discount Window and the Federal Reserve Bank Term Funding Program. In addition, the Company has access to unsecured borrowing capacity through long established relationships within the brokered deposit markets, Federal Funds lines from correspondent bank partners and Insured Cash Sweep (ICS) one-way buy funds available from the Intrafi network. As of September 30, 2023, the Company had access to $3.27 billion in unused liquidity available from these aggregate sources, up from $2.99 billion at December 31, 2022.

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the nine months ended September 30, 2023 and 2022 are summarized in the following table:

	Nine months ended September 30,
	2023		2022
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,509,292	0.00%	$1,868,858	0.00%
Savings and transaction accounts:
Savings deposits	360,535	0.07	421,363	0.08
Interest bearing demand deposits	2,854,161	3.58	2,658,739	0.73
Time deposits:		.
Deposits of $100,000 or more	616,477	3.39	607,352	0.53
Other time deposits	196,914	2.24	189,459	0.67
Total deposits	$5,537,379	2.31%	$5,745,771	0.42%
FHLB advances and other borrowings	218,561	5.05	42,866	0.40
Total funding sources	$5,755,940	2.41%	$5,788,637	0.42%
Average total deposits were $5.537 billion for the nine months ended September 30, 2023, a decrease of $208.4 million, or 3.6%, from the comparable period in 2022. Average total borrowings were $218.6 million for the nine months ended September 30, 2023, an increase of $175.7 million, or 409.9%, from the comparable period in 2022. Total average deposit costs increased 189 basis points from 0.42% for the nine months ended September 30, 2022, compared to 2.31% for the nine months ended September 30, 2023. Total average borrowing costs increased 465 basis points from 0.40% for the nine months ended September 30, 2022 to 5.05% for the nine months ended September 30, 2023. As a result, total funding costs increased by 199 basis points from 0.42% for the nine months ended September 30, 2022, to 2.41% for the nine months ended September 30, 2023.
Deposits and Borrowings
As of September 30, 2023, total deposits increased by $196.5 million, or 3.6%, from December 31, 2022. Core deposits, which excludes brokered deposits, increased by $29.1 million, or less than 1%, to $5.480 billion as of September 30, 2023 from $5.451 billion as of December 31, 2022. Total brokered deposits were $177.4 million at September 30, 2023, compared to $10.0 million at December 31, 2022, an increase of $167.4 million.

The following table summarizes deposit composition at September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	Percentage of Total	December 31, 2022	Percentage of Total	Current Period Change
Retail	$1,761,235	31.1%	$1,934,787	35.4%	$(173,552)
Commercial	2,154,853	38.1	2,085,934	38.2	68,919
Public funds	1,563,557	27.7	1,429,872	26.2	133,685
Core deposits	$5,479,645	96.9%	$5,450,593	99.8%	$29,052
Brokered deposits	177,430	3.1	10,027	0.2	167,403
Total deposits	$5,657,075	100.0%	$5,460,620	100.0%	$196,455
Core deposits have been stable during 2023. Utilization of brokered deposits as a wholesale funding alternative has returned to pre-pandemic levels. On September 30, 2023 commercial deposits represented 38.1% of total deposits versus 38.2% at December 31, 2022. Retail deposits represented 31.1% at September 30, 2023 versus 35.4% at December 31, 2022. Public Funds deposits represented 27.7% at September 30, 2023 versus 26.2% at December 31, 2022. Brokered deposits represented 3.1% of total deposits at September 30, 2023 versus less than 1% at December 31, 2022. Commercial deposits expanded $68.9 million, or 3.3%, from $2.09 billion at December 31, 2022 to $2.15 billion at September 30, 2023; retail deposits contracted $173.6 million, or 9.0%, from $1.93 billion at December 31, 2022 to $1.76 billion at September 30, 2023; and public funds deposits expanded $133.7 million, or 9.3%, from $1.43 billion at December 31, 2022 to $1.56 billion at September 30, 2023.

Uninsured deposits not covered by FDIC deposit insurance were 54% as of September 30, 2023, versus 56% at December 31, 2022. Uninsured deposits not covered by FDIC deposit insurance or the Indiana Public Deposit Insurance Fund (which insures public fund deposits in Indiana), were 28% of total deposits as of September 30, 2023, versus 30% as of December 31, 2022. As of September 30, 2023 and December 31, 2022, 98% of deposit accounts had deposit balances less than $250,000.

Capital
As of September 30, 2023, total stockholders’ equity was $557.2 million, a decrease of $11.7 million, or 2.1%, from $568.9 million at December 31, 2022. Net income of $64.1 million was offset by a decrease of $39.2 million in accumulated other comprehensive income (loss) and dividends declared and paid of $35.3 million.
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of September 30, 2023, the Company's capital levels remained characterized as “well-capitalized”.
The actual capital amounts and ratios of the Company and the Bank as of September 30, 2023 and December 31, 2022, are presented in the table below. Capital ratios for September 30, 2023 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023:
Total Capital (to Risk Weighted Assets)
Consolidated	$850,554	15.14%	$449,320	8.00%	$589,732	N/A	N/A	N/A
Bank	$829,438	14.77%	$449,182	8.00%	$589,551	10.50%	$561,477	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$780,235	13.89%	$336,990	6.00%	$477,402	N/A	N/A	N/A
Bank	$759,141	13.52%	$336,886	6.00%	$477,255	8.50%	$449,182	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$780,235	13.89%	$252,742	4.50%	$393,155	N/A	N/A	N/A
Bank	$759,141	13.52%	$252,665	4.50%	$393,034	7.00%	$364,960	6.50%
Tier I Capital (to Average Assets)
Consolidated	$780,235	11.64%	$268,199	4.00%	$268,199	N/A	N/A	N/A
Bank	$759,141	11.35%	$267,560	4.00%	$267,560	4.00%	$334,451	5.00%

As of December 31, 2022:
Total Capital (to Risk Weighted Assets)
Consolidated	$821,008	15.07%	$435,786	8.00%	$571,969	N/A	N/A	N/A
Bank	$801,044	14.74%	$434,758	8.00%	$570,620	10.50%	$543,448	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$752,751	13.82%	$326,840	6.00%	$463,023	N/A	N/A	N/A
Bank	$732,966	13.49%	$326,069	6.00%	$461,930	8.50%	$434,758	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$752,751	13.82%	$245,130	4.50%	$381,313	N/A	N/A	N/A
Bank	$732,966	13.49%	$244,551	4.50%	$380,413	7.00%	$353,241	6.50%
Tier I Capital (to Average Assets)
Consolidated	$752,751	11.50%	$261,859	4.00%	$261,859	N/A	N/A	N/A
Bank	$732,966	11.22%	$261,222	4.00%	$261,222	4.00%	$326,527	5.00%

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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:
•the effects of future economic, business and market conditions and changes, particularly in our Indiana market area, including prevailing interest rates and the rate of inflation;
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
•the risks related to the recent failures of First Republic Bank, Silicon Valley Bank and Signature Bank, including the effects already recognized and increased deposit volatility;
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
•the risks related to mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
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
Interest rate scenarios for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at September 30, 2023. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$208,689	$185,295	$194,043	$201,881	$205,391	$207,088	$209,952	$211,143	$213,496	$218,223	$222,947
Variance from Base		$(23,394)	$(14,646)	$(6,808)	$(3,298)	$(1,601)	$1,263	$2,454	$4,807	$9,534	$14,258
Percent of change from Base		(11.21)%	(7.02)%	(3.26)%	(1.58)%	(0.77)%	0.61%	1.18%	2.30%	4.57%	6.83%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2023, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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
On April 11, 2023, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2025, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended September 30, 2023.
During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.
The following table provides information as of September 30, 2023 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 - 31	2,501	$48.97	0	$30,000,000
August 1 - 31	1,491	55.82	0	30,000,000
September 1 - 30	0	0.00	0	30,000,000
Total	3,992	$51.53	0	$30,000,000

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

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
N/A

Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation
S-K.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and September 30, 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and September 30, 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and September 30, 2022; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: November 1, 2023	/s/ David M. Findlay
David M. Findlay – Chief Executive Officer

Date: November 1, 2023	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: November 1, 2023	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)