Form 10-K
period 2023-12-31
LAKELAND FINANCIAL CORP
filed 2024-02-21
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,189,039,708.

Number of shares of common stock outstanding at February 13, 2024: 25,505,987
DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 9, 2024 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
The Company
Lakeland Financial Corporation (“Lakeland Financial”), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly owned subsidiary Lake City Bank (the “Bank” and together with Lakeland Financial, the “Company”), a broad array of financial products and services throughout its Northern and Central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a diverse customer base, including commercial customers across a wide variety of industries including, among others, commercial real estate, manufacturing, agriculture, construction, retail, wholesale, finance and insurance, accommodation and food services, and health care. The Company is not dependent upon any single industry or customer. At December 31, 2023, Lakeland Financial had consolidated total assets of $6.5 billion and was the seventh largest independent bank holding company headquartered in the State of Indiana.
Company’s Business. Lakeland Financial is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. Lakeland Financial owns all of the outstanding stock of the Bank, a full-service commercial bank organized under Indiana law. Lakeland Financial conducts no business except that which is incidental to its ownership of the outstanding stock of the Bank. Although Lakeland Financial is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Lakeland Financial are required to act as a source of financial strength for their subsidiary banks. The principal source of Lakeland Financial’s income is dividends from the Bank. There are certain regulatory restrictions on the extent to which subsidiary banks can pay dividends or otherwise supply funds to their holding companies. See “Supervision and Regulation of the Company” below for further discussion of these matters.
Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2023, the Bank had 53 offices in fifteen counties, including 46 offices in Northern Indiana and seven offices in Central Indiana, in the Indianapolis market. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent provided under federal law and FDIC regulations. The Bank’s activities cover all traditional facets of commercial banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, and wealth advisory, trust and brokerage services. On April 10, 2023, the Bank opened its 53rd branch in the 16 Tech Innovation District on the northwest side of Indianapolis.
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
The Company is not a party to any collective bargaining agreements, and employee relations are considered strong.
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

Expansion Strategy. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 53 offices in fifteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to $6.5 billion, a compound annual growth rate of 10%. Mergers and acquisitions have played an insignificant role as the Company’s expansion strategy over 33 years has been exclusively the result of its organic growth strategy. The Company plans to continue its organic expansion by capturing increased share in existing markets of operation and by growing its branch network in the Indianapolis market and in additional markets that are in close proximity to the Company's footprint. In addition, the Company evaluates new growth markets that are in close proximity to the Company's footprint, such as the nine de novo branches that have been added in the past decade.

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
Competition. The financial services industry is highly competitive. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. Our competitors include national, regional and community banks, e-commerce and other Fintech or nonbanking companies offering financial services, private credit funds, thrifts, credit unions, farm credit services, finance companies, personal loan companies, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers and mutual fund companies. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.
Human Capital. The Bank is committed to being the acknowledged and recognized leader in Indiana community banking. We achieve this mission only through the hard work and dedication of our employees. The Bank team is 655 people strong, including 608 full-time, 35 part-time, and 12 seasonal/temporary employees as of December 31, 2023.
Diversity and Inclusiveness. The Bank is committed to social and governance responsibility, and in 2020, the management team added “inclusivity” as the eighth core value defining our organizational culture. The Bank’s employee Code of Conduct supports diversity and inclusion efforts in our workplace, and a Diversity and Inclusion Task Force is charged with developing and promoting initiatives throughout the corporation. In 2022, every employee participated in a foundational course to establish a base level of awareness and education on the topic of diversity and inclusion. In 2023, these efforts continued with a host of interactive, informative courses being offered to continue the learning process around these important issues. Eighty-three percent of our employees identify as women or people of color. At present, women represent 62% of the Bank’s officers (277 officers – 171 women), 38% (9 of 24 members) of the Senior Leadership Council (which includes those with the title of “Senior Vice President” and above) and 44% (4 of 9 members) of the executive Management Committee. Additionally, four of our 11 board members identify as women or people of color.
Employee Engagement and Development. A positive workplace culture is vital to the Bank’s success. By supporting, respecting, engaging, and appreciating employees, the Bank has built a team well-equipped to show the same commitment to its customers. Building and strengthening this positive workplace culture starts with Lake City University. Founded in 1999, Lake City University is dedicated to helping employees thrive professionally and personally. In 2023, the Bank employees averaged 23.47 hours of instruction per employee through the program. From courses to improve technical skills, product knowledge, and customer service to classes focused on well-being, like personal financial planning and benefits education, Lake City University supports and promotes the personal and professional growth of all the Bank employees. In 2023, 168 employees were promoted and 144 employees were hired externally, demonstrating a commitment to the professional development of Lake City Bank employees.
In addition to the substantial investment in employee professional development, the Bank’s benefit and compensation programs are designed to ensure we recruit and retain top talent. The Bank offers employees a comprehensive health benefits package, a 401(k) match of up to 6% of an employee’s salary to encourage retirement savings, and tuition reimbursement that 22 employees used in 2023. The Bank also structures its bonus program for officers to create meaningful performance-based incentives. These programs, combined with an intentional focus to create a positive, values-based culture, ensures the Bank team will continue as the acknowledged and recognized leader in Indiana community banking.

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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:
•the effects of economic, business and market conditions and changes, particularly in our Indiana market area, including prevailing interest rates and the rate of inflation;
•governmental monetary and fiscal policies;
•the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;
•changes in borrowers’ credit risks and payment behaviors;
•the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible credit losses, our analysis of our capital position and other estimates;
•the effects of disruption and volatility in capital markets on the value of our investment portfolio;
•the performance of our commercial real estate loan portfolio, including the effects of the elevated interest rate environment, the strength of the commercial real estate market in our Indiana markets, and recent changes in retail and office usage patterns;
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
•the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, and their application by our regulators;
•changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
•changes in the prices, values and sales volumes of residential real estate;
•the risk of labor shortages, trade policy and tariffs, as well as supply chain constraints could impact loan demand from the manufacturing sector;
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
•changes in accounting policies, rules and practices; and
•the risks noted in the Risk Factors discussed under Item 1A of Part 1 of this Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the Securities and Exchange Commission (the "SEC").
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
Internet Website
The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge, in the Investor Relations section on this site, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. All such documents filed with or furnished to the SEC are also available for free on the SEC’s website (www.sec.gov). The Company’s Articles of Incorporation, Bylaws, Code of Conduct and the charters of the various committees of the Company’s board of directors are also available on the Investor Relations section of the website at investors.lakecitybank.com. The Company's website is not incorporated by reference into this Annual Report on Form 10-K.
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
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, ending with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
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
As of December 31, 2023: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.

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
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory Community Reinvestment Act ("CRA") rating. If the Federal Reserve determines that a financial holding company or any bank subsidiary is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but, during the period of noncompliance, the Federal Reserve may place any additional limitations on the Company that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. These factors have come into consideration in the industry as a result of the COVID-19 pandemic and United States banking crisis of 2023. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
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
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are based on examination ratings and financial ratios. The total base assessment rates currently range from 2.5 basis points to 32 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.
For this purpose, the reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. In the semi-annual update in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline. Based on this update, the FDIC approved an increase in initial base deposit insurance assessment rate schedules by two basis points, applicable to all insured depository institutions. The increase was effective on January 1, 2023, applicable to the first quarterly assessment of the 2023 assessment (January 1 through March 31, 2023).
In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $16.3 billion, the FDIC adopted a special assessment for banks having deposits above $5 billion, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (January 1 through March 31, 2024) with an invoice payment date of June 28, 2024, and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits.
Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2023, the Bank paid supervisory assessments to the DFI totaling approximately $314,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Role of Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations, such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank.
The primary roles of liquidity risk management are to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Because the global financial crisis was in part a liquidity crisis, Basel III includes a liquidity framework that requires the largest FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits). While these rules do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of developments.
Dividend Payments. Our primary source of funds is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years. Moreover, the payment of dividends by any FDIC- insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2023. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that want to pay unrestricted dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.
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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Bank regulators have identified key risk themes for 2023 as: credit risk management given the current interest rate environment and persistent inflationary concerns, cybersecurity risk, and commercial and residential real estate concentration risk management. The agencies will also be monitoring banks for Bank Secrecy Act/anti-money laundering (“AML”) compliance, cybersecurity, third-party and change management, climate and environmental, social and governance initiatives, digital assets and CRA performance. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.
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
Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.
On October 24, 2023, the bank regulatory agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”), portions of which become effective on April 1, 2024. The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators.
Anti-Money Laundering. The Bank Secrecy Act (BSA) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism (AML/CFT) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, financed terrorist acts or move funds for other illicit purposes. The laws require financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.
Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny:

(i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On July 10, 2023, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.
Based on the Bank’s loan portfolio as of December 31, 2023, it did not exceed the 300% guideline for commercial real estate loans nor did it exceed the 100% guideline for construction and land development loans. Also, commercial real estate loans have not increased by 50 percent or more during the previous 36 months.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.
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
COVID-19 Pandemic
The federal bank regulatory agencies, along with their state counterparts, issued a steady stream of guidance responding to the COVID-19 pandemic and took a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These included, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the CRA for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.
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
In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the anticipated actions of the Federal Reserve to pivot from its campaign to raise short-term interest rates in an effort to fight elevated levels of inflation impacting the U.S. economy. Beginning in March of 2022, the Federal Reserve substantially increased the target Federal Funds rate in pursuit of its policy mandate to maintain maximum employment and achieve price stability and subsequently paused further rate raises starting in September 2023 as the rate of inflation had significantly subsided from levels experienced in 2022. In December 2023, the Federal Reserve indicated the possibility it would pivot from the current rate tightening cycle, forecasting a series of cuts to the Federal Funds rate in 2024. Rate increases benefited our net interest income during 2022, due to the asset sensitive nature of the Company’s balance sheet. In 2023, funding costs rose substantially as the cost to retain deposits and borrow increased due to market competition and a series of bank failures in the first quarter of 2023. The Company's increase in cost of funds negatively affected net interest income in 2023. A pivot in policy by the Federal Reserve to lower the target Federal Funds rate could further erode the Company’s net interest income due to lags in deposits repricing. However, a reduction in rates would positively impact the fair value of our investment securities portfolio, which had $174.6 million in unrealized losses in available-for-sale investment securities at December 31, 2023. Lower interest rates can also positively affect our customers’ businesses and financial condition, and increase the value of collateral securing loans in our portfolio.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, international geopolitical developments, strength of the banking system, disruptions in the global energy market, labor market conditions and the impact of higher rates on consumers and businesses, there is a meaningful risk that the Federal Reserve and other central banks may underestimate the impact of their tightening policies and potentially cause an economic recession. Restrictive monetary policies could limit economic growth and potentially cause an economic recession. As noted above, this could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.
Continued elevated levels of inflation could adversely impact our business and results of operations.
The United States has recently experienced elevated levels of inflation, with the rate peaking in 2022 and remaining elevated in 2023. Inflation pressures are currently expected to remain elevated as the inflation rate remains above the Federal Reserve’s target rate of 2%, which is intended to help accomplish its policy. Continued high levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense. In addition, if interest rates continue to rise in response to elevated levels of inflation, the value of our securities portfolio would be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients' ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Adverse developments or concerns affecting the financial services industry or specific financial institutions could adversely affect our financial condition and results of operations. The 2023 United States banking crisis could continue to have adverse effects on our business.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system, deposit volatility, liquidity issues, stock price volatility and other adverse developments. For example, the failures of Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in May 2023 led to disruption and volatility, including deposit outflows and increased need for liquidity, at certain banks. Although depositors of these banks were largely protected, it is not certain that the Federal Reserve or FDIC will treat future bank failures similarly.
Inflation and the rapid increases in interest rates have led to a decline in the trading value of previously issued debt securities with interest rates below current market interest rates. Any sale of investment securities that are held in an unrealized loss position by a financial institution for liquidity or other purposes will cause actual losses to be realized. There can be no assurance that there will not be additional bank failures or issues such as liquidity concerns in the broader financial services industry or in the U.S. financial system as a whole. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices and credit availability for financial institutions without regard to their underlying financial strength. The volatility and economic disruption resulting from the failures of Silicon Valley Bank and Signature Bank particularly impacted the market valuation of securities issued by financial institutions.
While we did not experience any abnormal changes in our total outstanding deposit balances following these bank closure events, we experienced changes in deposit balances resulting from typical seasonal fluctuations due to the nature of our business. While our deposit base primarily consists of a stable mix of retail, commercial and public fund deposits, we cannot be assured that unusual deposit withdrawal activity will not affect banks generally or the Company specifically in the future. Continued uncertainty regarding or worsening of the severity or duration of volatility in the banking industry could also adversely impact our estimate of our allowance for credit losses and related provision for credit losses.
Additionally, the cost of resolving recent bank failures may prompt the FDIC to charge higher deposit insurance premiums and/or impose special assessments on insured depository institutions, regardless of asset size. These events and any future similar events may also result in changes to laws or regulations governing bank holding companies and banks, including higher capital requirements, or the imposition of restrictions through supervisory or enforcement activities, any of which could have a material adverse effect.
Any of these impacts, or any other impacts resulting from the events described above, could have a material adverse effect on our liquidity and capital levels, and our current and/or projected business operations and financial condition and results of operations.
Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.
A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, and decreased labor force size and participation rates. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and competitive local labor market, especially for commercial lenders. As of December 31, 2023, Indiana's unemployment rate was 3.6%. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.
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
Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest bearing assets and the interest paid by us on our interest bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest bearing assets, which may cause our profits to decrease. Conversely, when interest rates fall, our interest bearing assets generally reprice more quickly than our interest bearing liabilities, given our asset-sensitive balance sheet, which may cause our net interest income to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, i.e. when short-term interest rates increase more than corresponding changes in long-term interest rates or when long-term interest rates decrease more than corresponding changes in short-term interest rates. In addition, when competition for deposits increases and deposit costs rise more quickly than loan yields, net interest income may be negatively impacted.
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
A resurgence of the COVID-19 pandemic, or a similar health crisis, could adversely affect our business.
The COVID-19 pandemic had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. While these effects have diminished, future developments and uncertainties are difficult to predict, such as the potential emergence of new variants, the course of the pandemic in other major economies, the persistence of pandemic-related work and lifestyle changes, changes in consumer preferences associated with the emergence of the pandemic, the emergence of a new health crisis and other market disruptions. Any such developments could have a complex and negative effect on our business, including with respect to the prevailing economic environment, our lending and investment activities, and our business operations.
Risks Relating to Our Business
If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge offs and delinquencies, which could require further increases in our provision for credit losses.
There are risks inherent in making any loan, including risks inherent in working with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. In general, these risks have increased as a result of the recent increases in prevailing interest rates and uncertainties associated with inflation, which have potentially increased the risk of a near-term decline in growth or an economic downturn. We cannot assure you that our loan application approval procedures, use of loan concentration limits, credit monitoring, use of independent reviews of outstanding loans or other procedures will reduce these credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, does not perform in the manner we expect, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge offs and delinquencies could rise and require increases in the provision for credit losses, which would cause our net income and return on equity to decrease.
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
At December 31, 2023, our allowance for credit losses as a percentage of total loans was 1.46% and as a percentage of total nonperforming loans was 458%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although a formal evaluation of the adequacy of the credit loss allowance is conducted monthly, we cannot predict credit losses with certainty and we cannot provide assurance that our allowance for credit losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves may adversely affect our business, results of operations and financial condition.
Commercial and industrial loans make up a significant portion of our loan portfolio.
Commercial and industrial loans were $1.421 billion, or approximately 29% of our total loan portfolio, as of December 31, 2023. Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. For example, the cumulative effects of changes in the economy and overall business environment, labor availability shortages and supply chain constraints have adversely affected commercial and industrial loans, and we expect this trend to continue for certain portions of our loan portfolio, particularly if general economic conditions worsen.
Negative economic trends can also harm the value of security for our commercial and industrial loans. These loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. As a result of the recent increase in interest rates and other factors, we have observed a corresponding decline in the value of commercial real estate securing these loans, substantially all of which are located within our Indiana markets. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers, which could decline in the case of an economic recession.
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
Commercial real estate loans were $2.438 billion, or approximately 50% of our total loan portfolio, as of December 31, 2023. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in our Indiana markets, where substantially all of our commercial real estate collateral is located, and, as a general matter, some of these values have been significantly and negatively affected by the recent rise in prevailing interest rates.
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
Our agri-business loans, which totaled $388.8 million, or approximately 8% of our total loan portfolio, as of December 31, 2023, are subject to risks outside of our or the borrower’s control. Although our agriculture portfolio is well-diversified, the risks, specific to the agricultural industry, include decreases in livestock and crop prices, increases in labor and input prices, increase in stockpiles of agricultural commodities, the strength of the U.S. dollar, the potential impact of tariffs and other trade restrictions on commodities and the nature of climate and weather conditions. To the extent these or other factors affect the performance or financial condition of our agri-business borrowers, our results of operations and financial performance could suffer.

Our consumer loans generally have a higher degree of risk of default than our other loans.
At December 31, 2023, consumer loans totaled $96.0 million, or 2% of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial, negative effect on our liquidity. Our primary sources of funds consist of deposits, cash from operations and investment security maturities and sales. Additional liquidity is provided by brokered deposits, Certificate of Deposit Account Registry Service ("CDARS") deposits, American Financial Exchange overnight borrowings and IntraFi Network’s insured cash sweep program. We are able to borrow from several federal funds lines at correspondent banks and are eligible to borrow from the Federal Reserve and the Federal Home Loan Bank (the “FHLB”) subject to collateral availability. At December 31, 2023, $379.0 million of unpledged investment securities were eligible to serve as collateral for liquidity availability at the FHLB and the Federal Reserve Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with banks and credit unions in our fooprint, brokerage firms and online deposit gatherers for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity. For example, as customer deposit levels have increased over the past year, we have observed that our sensitivity to rising deposits costs has increased as competition for deposits has risen.
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
At December 31, 2023, approximately 27% of our deposits are concentrated in public funds from municipalities and government agencies located in the Bank’s geographic footprint. These accounts represent less than 1% of total customer deposit accounts at December 31, 2023. A shift in funding away from public fund deposits would impact liquidity availability and could increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, can be higher-cost, are less favorable deposits and could require additional collateral to be pledged. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank’s liquidity and could materially impact our ability to grow and remain profitable.

Declines in asset values may result in impairment charges and adversely affect the value of our investment securities, financial performance and capital.
We maintain an investment securities portfolio that includes, but is not limited to, mortgage-backed securities and municipal securities. The market value of these investment securities has been, and may continue to be, affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we evaluate investment securities and other assets for credit and other impairment indicators. We may be required to record additional credit reserve charges if our investment securities suffer a decline in fair value that has resulted from credit losses or other factors. If we determine that a significant reserve is needed, we would be required to charge against earnings the credit-related portion, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. In addition, we may determine to sell securities in our available-for-sale investment securities portfolio, and any such sale could cause us to realize currently unrealized losses that resulted from the recent increases in the prevailing interest rates.
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
In addition to our continuing expansion in Indianapolis and larger cities in Northern Indiana, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions, or by opening new branches in or within three hours of our contiguous geographic footprint. To the extent that we undertake acquisitions or new branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.
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
We face intense competition in all phases of our business from other banks, financial institutions, private credit funds and nonbank financial service providers.
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
We are subject to extensive federal and state regulation, supervision and examination. A more detailed description of the primary federal and state banking laws and regulations that affect us is contained in the section of this Annual Report on Form 10-K captioned “Supervision and Regulation of the Bank”. Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.
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
The laws, regulations, rules, standards, policies and interpretations governing us are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies operate. In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the CFPB has broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future, including with respect to fees charged by banks and other financial companies. Any enforcement actions or other rule-making in these areas could negatively affect our business and our ability to maintain or grow levels of noninterest income.
The recent failures of Silicon Valley Bank and Signature Bank are expected to result in modifications to existing laws or the passage of additional laws and regulations governing banks and bank holding companies, including increasing capital requirements, modifications to regulatory requirements with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, safe and sound banking practices and enhanced supervisory or enforcement activities. Other legislative initiatives could detrimentally impact our operations in the future. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret existing laws and regulations differently than they have in the past or commence investigations or inquiries into our business practices. For example, the Biden Administration announced a government-wide effort to eliminate “junk fees” which could subject our business practices to further scrutiny. The CFBP’s action on junk fees thus far has largely focused on fees associated with deposit products, such as “surprise” overdraft fees and non-sufficient funds fees. However, what constitutes a “junk fee” remains undefined. The CFPB is actively soliciting consumer input on fee practices associated with other consumer financial products or services, signaling that the “junk fee” initiative is likely to continue to broaden in scope. As a result of this regulatory focus, we have changed how we assess overdraft and non-sufficient funds fees and may be required to implement additional changes based on regulatory directives or guidance. Such changes have led to and may continue to cause a reduction in our noninterest income and thus impact our overall net income.

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
The Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We face significant capital and other regulatory requirements as a financial institution, which were heightened with the implementation of the Basel III Rule and the phase-in of capital conservation buffer requirement and could be further impacted by the proposed Basel III Endgame Rule. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.
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
In addition, our business depends on earning and maintaining the trust of our customers and communities. Harm to our reputation could arise from numerous sources, including employee misconduct, compliance failures, internal control deficiencies, litigation or our failure to deliver appropriate levels of service. If any events or circumstances occur which could undermine our reputation, there can be no assurance that the additional costs and expenses we may incur as a result would not have an adverse impact on our business.
We have a continuing need to adapt to technological change and we may not have the resources to effectively implement new technology.
The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements, such as articifical intelligence. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide assurances that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.
The Company’s information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on the Company’s business.
The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business, particularly with respect to our core processing provider and our digital banking provider. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s core provider, general ledger, deposit, loan, digital banking or other systems) or the occurrence of a cyber-attack (such as unauthorized access to the Company’s systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have increased. In addition to cyber-attacks, business e-mail compromise campaigns or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer-facing web sites and social engineering attacks that could influence an employee of the Company to click on a link that downloads malware or ransomware to the Company’s system or prompts the employee to enter system credentials. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. In addition, it is possible that we may not be able to detect security breaches on a timely basis, or at all, which could increase the costs and risks associated with any such breach.
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
In addition, as a bank, we are susceptible to fraudulent activity that may be committed against us, third parties or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. For example, as previously disclosed in the second quarter of 2023, the Bank was the victim of international wire fraud resulting in an estimated loss of $18.1 million, prior to additional insurance and loss recoveries of $6.3 million in the fourth quarter of 2023.
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
The Company is and may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.
Many aspects of our business and operations involve the risk of legal liability, and in some cases we or our subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from our business activities. For example, as previously disclosed in the third quarter of 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. In the context of resulting bankruptcy proceedings involving the former client, the liquidating trustee has filed a complaint against the Bank, focused on a series of business transactions among the former client, related entities and the Bank. In addition, companies in our industry are frequently the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.
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

ITEM 1C. CYBERSECURITY
We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use these systems and their own electronic information systems. Any of these systems can be compromised, including through the employees, customers and other individuals who are authorized to use them, and threat actors use a sophisticated and constantly evolving set of software, tools and strategies to do so. The nature of our business, as a financial services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue. See section “Risks Relation to our Operations”.
Accordingly, we have long devoted significant resources to assessing, identifying and managing risks associated with cybersecurity threats, including:
•an internal information security team that is responsible for conducting regular assessments of our information systems, existing controls, vulnerabilities and potential improvements;
•continuous monitoring tools that can detect and help respond to cybersecurity threats in real-time;
•performing due diligence with respect to our third-party service providers, including their cybersecurity practices, and requiring contractual commitments from our service providers to take certain cybersecurity measures;
•third-party information security and cybersecurity consultants, who conduct periodic penetration testing, vulnerability assessments and other procedures to identify potential weaknesses in our systems and processes; and
•ongoing cybersecurity training and phishing testing for our employees.
This information security program is a key part of our overall risk management system. The program includes administrative, technical and physical safeguards to help ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all of our businesses and geographic locations.
From time-to-time, we have identified cybersecurity threats and cybersecurity incidents that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy, results of operations and financial condition.
Our management team is responsible for the day-to-day management of risks we face, including our Vice President – Information Security Officer. Our current Information Security Officer has over 15 years of experience, including prior work in the healthcare field, and is a Certified Information Systems Security Professional and CompTIA Security+ certified.
In addition, our board of directors, as a whole and through the Bank's Corporate Risk Committee (the “Risk Committee”), is responsible for the oversight of risk management. In that role, our board of directors and Risk Committee, with support from the Company’s cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, our board of directors receives reports, at least quarterly, from our management team regarding cybersecurity risks, and the Company’s efforts to prevent, detect, mitigate and remediate any cybersecurity incidents.
ITEM 2. PROPERTIES
The Company is headquartered in the main office building of the Bank at 202 E. Center Street, Warsaw, Indiana 46580. The Company operates in 60 locations, 51 of which are owned by the Bank and nine of which are leased from third parties.
None of the Company’s real property assets are the subject of any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS
Lakeland Financial Corporation and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an ongoing basis management, after consultation with legal counsel, assesses the Company's liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although the Company does not believe that the outcome of pending legal matters will be material to the Company's consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future. See "Note 1 - Summary of Significant Accounting Policies - Loss Contingencies" in our audited financial statements included in this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The quarterly high and low prices for the Company’s common stock and the cash dividends declared and paid on that common stock are set forth in the table below.

	2023			2022
	High*	Low*	Cash Dividend	High*	Low*	Cash Dividend
Fourth quarter	$67.88	$45.59	$0.46	$83.57	$71.37	$0.40
Third quarter	57.00	44.47	0.46	81.27	64.05	0.40
Second quarter	62.71	43.05	0.46	79.14	64.84	0.40
First quarter	77.07	59.55	0.46	85.71	72.78	0.40
The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol “LKFN” on August 14, 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol “LKFN.” On February 13, 2024, the Company had approximately 299 stockholders of record.
The Company paid dividends on its common stock as set forth in the table above. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Supervision and Regulation of the Company – Dividend Payments” for additional information.
Equity Compensation Plan Information
The table below sets forth the following information as of December 31, 2023 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:
(a)the number of securities to be issued upon the exercise of outstanding options, warrants and rights;
(b)the weighted-average exercise price of such outstanding options, warrants and rights; and
(c)other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	0	$0	279,618

Equity compensation plans not approved by security holders	0	0	0
Total	0	$0	279,618
(1)Lakeland Financial Corporation 2017 Equity Incentive Plan was adopted on April 12, 2017 by the board of directors.

STOCK PRICE PERFORMANCE GRAPH
The graph below compares the cumulative total return of the Company, the Nasdaq Market Index, the KBW Nasdaq Bank Index, and the S&P U.S. BMI Banks Index.

Lakeland Financial Corporation

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Lakeland Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Bank Index
S&P U.S. BMI Banks Index

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Lakeland Financial Corporation	$100.00	$124.99	$140.68	$214.86	$199.83	$184.29
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
KBW NASDAQ Bank Index	100.00	136.13	122.09	168.88	132.75	131.57
S&P U.S. BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41
The above returns assume that $100 was invested on December 31, 2018 and that all dividends were reinvested.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
On January 8, 2019, the Company's board of directors approved a share repurchase program, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. On April 11, 2023, the Company's board of directors reauthorized and extended the share repurchase program through April 30, 2025. As extended, the repurchase program has remaining aggregate purchase price authority of $30 million as of December 31, 2023. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the year ended December 31, 2023.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.
The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2023 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)

10/01/23 - 10/31/23	0	$0.00	0	$30,000,000
11/01/23 - 11/30/23	1,580	53.15	0	30,000,000
12/01/23 - 12/31/23	0	0.00	0	30,000,000
Total	1,580	$53.15	0	$30,000,000
(a) The shares purchased during the quarter were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with past practice.
(b) Following the renewal and extension of the Company's share repurchase program on April 11, 2023, the maximum dollar value of shares that may bet be repurchased under the program is $30 million as of December 31, 2023. The share repurchase program terminates April 30, 2025.
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in 2023 was $93.8 million, down 9.7%, from $103.8 million in 2022. Net income for 2022 was 8.4% higher than $95.7 million in 2021.
Diluted net income per common share was $3.65 in 2023, $4.04 in 2022 and $3.74 in 2021. Return on average total assets was 1.45% in 2023, versus 1.62% in 2022 and 1.56% in 2021. Return on average total equity was 15.93% in 2023, versus 17.40% in 2022 and 14.19% in 2021. The dividend payout ratio, with respect to diluted earnings per share, was 50.41% in 2023, versus 39.60% in 2022 and 36.36% in 2021. The average equity to average assets ratio was 9.11% in 2023, compared to 9.28% in 2022 and 10.96% in 2021.
Net income in 2023 was negatively impacted by a $20.5 million increase in noninterest expense and a $5.9 million decrease in net interest income. Offsetting these decreases were an $8.0 million increase in noninterest income and a $3.5 million decrease in provision for credit losses.
On June 30, 2023, the Company discovered that it had been the victim of an international wire fraud resulting in a loss of $18.1 million. During the fourth quarter of 2023, the Company recognized $6.3 million in insurance and loss recoveries associated with the wire fraud loss. During 2023, the total impact of the wire fraud loss to income before income tax expense was $10.4 million, net of recoveries and adjustments to salaries and benefits expense, or $7.8 million net of tax, and $0.30 diluted earnings per common share.
Core operational profitability, a non-GAAP financial measure that excludes the impact of the wire fraud loss and related insurance and loss recoveries as well as adjustments to the Company's salaries and employee benefits expense, was $101.6 million for the twelve months ended December 31, 2023, a decrease of $2.2 million, or 2.2%, from the full year 2022. Core operational diluted earnings per common share, a non-GAAP financial measure, for the twelve months ended December 31, 2023, was $3.95, also a decrease of 2.2%, from the full year 2022.
Net income in 2022 was positively impacted by a $24.8 million increase in net interest income. Offsetting the positive impact of net interest income were an $8.3 million increase in provision for credit losses, a $5.9 million increase in noninterest expense and a $2.9 million decrease in noninterest income.
Total assets were $6.524 billion as of December 31, 2023 versus $6.432 billion as of December 31, 2022, an increase of $91.7 million or 1.4%. Balance sheet expansion in 2023 was driven by loan growth of $206.1 million, or 4.4%. Offsetting the increase in loan growth was a decrease in investments securities of $132.1 million, or 10.1%. Balance sheet expansion in 2023 was funded by an increase in deposits of $259.9 million, or 4.8%, and was offset by a decrease in borrowings of $247.0 million.
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
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default (“PD/LGD”) model, subject to a floor. A default can be triggered by one of several different asset quality factors, including past due status, nonaccrual status, material modification to a borrower experiencing financial difficulty or if the loan has had a charge off. This PD is then combined with a LGD derived from historical charge off data to construct a default rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee’s Summary of Economic Projections, and other environmental factors based on the risks present for each portfolio segment. These environmental factors include consideration of the following: levels of, and trends in, delinquencies and nonperforming loans; trends in volume and terms of loans; changes in collateral strength; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are subject to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for credit losses deemed adequate to cover expected losses inherent in the loan portfolio.
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
RESULTS OF OPERATIONS
Overview
The Company's net income in 2023 decreased $10.1 million, or 9.7%, as a result of an increase in noninterest expense of $20.5 million, or 18.6%, and a decrease in net interest income of $5.9 million, or 2.9%. Noninterest income increased $8.0 million, or 19.1%. Provision for credit losses decreased $3.5 million, or 37.6%.
The increases to noninterest expense and noninterest income were primarily driven by the wire fraud loss that occurred during the second quarter of 2023 and related insurance and loss recoveries and adjustments to salaries and benefits expense recorded by the Company as a result of the loss. The wire fraud loss of $18.1 million was the primary driver of the increase to noninterest expense. Insurance and loss recoveries associated with the event of $6.3 million were recorded as noninterest income during the fourth quarter of 2023. Salaries and employee benefits expense was reduced by $1.4 million as a result of adjustments to the Company's long term incentive accrual due to the negative impact of the loss on the Company's net income for the year.
Core operational profitability, a non-GAAP financial measure which excludes the impact of the wire fraud loss and related insurance and loss recoveries and adjustments to the Company's salaries and employee benefits expense, was $101.6 million for the twelve months ended December 31, 2023, a decrease of $2.2 million, or 2.2%, from the full year 2022. Core operational diluted earnings per common share, a non-GAAP financial measure, for the twelve months ended December 31, 2023, was $3.95, also a decrease of 2.2%, from the full year 2022.
The Company's net interest income was negatively impacted in 2023 by increased funding costs, primarily driven by deposit repricing as deposit rates adjusted to the higher interest rate environment as a result of tightened monetary policy by the Federal Reserve. The rise in deposit costs combined with a shift in deposit mix from noninterest bearing deposits to interest bearing deposits were the primary drivers behind the 2.9% decrease in net interest income during 2023.
Asset quality metrics remained stable with watch list loans as a percentage of total loans remaining near historic lows at 3.72% at December 31, 2023, as compared to 3.42% at December 31, 2022. The provision for credit losses decreased $3.5 million, or 37.6%. The near-term outlook includes plans for continued loan growth, disciplined credit philosophy, continued investments in human capital and technological innovations and enhancements, and targeted expansion of our branch network in the Indianapolis market with two new offices planned in the next 24 months.

Selected income statement information for the years ended December 31, 2023, 2022 and 2021 is presented in the following table.

(dollars in thousands, except per share data)	2023	2022	2021
Income Statement Summary:
Net interest income (a)	$197,035	$202,887	$178,088
Provision for credit losses	5,850	9,375	1,077
Noninterest income (b)	49,858	41,862	44,720
Adjusted Core Noninterest Income (1)	43,558	41,862	44,720
Noninterest expense (c)	130,710	110,210	104,287
Adjusted Core Noninterest Expense (1)	114,049	110,210	104,287
Other Data:
Efficiency ratio (2)	52.94%	45.03%	46.81%
Adjusted Core Efficiency Ratio (1)	47.40	45.03	46.81
Dilutive EPS	$3.65	$4.04	$3.74
Total equity	649,793	568,887	704,906
Tangible capital ratio (3)	9.91%	8.79%	10.70%
Adjusted tangible capital ratio (4)	11.99	11.38	10.47
Net charge offs to average loans	0.13	0.10	0.09
Net interest margin	3.31	3.40	3.07
Net interest margin excluding Paycheck Protection Program ("PPP") loans (5)	3.31	3.40	2.95
Noninterest income to total revenue	20.19	17.10	20.07
Pretax Pre-Provision Earnings (6)	$116,183	$134,539	$118,521
(1)Non-GAAP financial measure. Calculated by excluding the wire fraud loss and related insurance and loss recoveries and adjustments to salary and benefits. Management believes this is an important measure because meaningful to understanding the company’s core business performance for these periods. See reconciliation on the following pages.
(2)Noninterest expense (c)/(Net interest income (a) plus Noninterest income (b)).
(3)Non-GAAP financial measure. Calculated by subtracting intangible assets, net of deferred tax, from total assets and total equity. Management believes this is an important measure because it is useful for planning and forecasting purposes. See reconciliation on the following pages.
(4)Non-GAAP financial measure. Calculated by removing the fair market value adjustment impact of the available-for-sale investment securities portfolio included in accumulated other comprehensive income ("AOCI") from tangible equity and tangible assets. Management believes this is an important measure because it provides better comparability to periods preceding the recent significant rise in prevailing interest rates. See reconciliation on the following pages.
(5)Non-GAAP financial measure. Calculated by subtracting the impact PPP loans had on average earnings assets, loan interest income, average interest bearing liabilities, and interest expense. Management believes this is an important measure because it provides for better comparability to subsequent periods, given the expectation that PPP represented a limited governmental intervention in the lending market, designed to support small businesses through the pandemic, its low fixed interest rate of 1.0% and because the accretion of net loan fee income can be accelerated upon borrower forgiveness and repayment by the SBA. See reconciliation on the following pages.
(6)Non-GAAP financial measure. Pretax pre-provision earnings is calculated by adding net interest income to noninterest income and subtracting noninterest expense. Management believes this is an important measure because it may enable investors to identify the trends in the Company's earnings exclusive of the effects of tax and provision expense, which may vary significantly from period to period. See reconciliation on the following pages.

The Company believes that providing non-GAAP financial measures provides investors with information useful to understanding the company's financial performance. Reconciliations of these non-GAAP financial measures is provided below.
The impact of the wire fraud loss, insurance and loss recoveries and adjustments to salaries and benefits is presented below. Management considers these measures of core financial performance to be meaningful to understanding the Company’s business performance for these periods.

	Year Ended
	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2021
Noninterest Income	$49,858	$41,862	$44,720
Less: Recoveries	(6,300)	0	0
Adjusted Core Noninterest Income	$43,558	$41,862	$44,720

Noninterest Expense	$130,710	$110,210	$104,287
Less: Wire Fraud Loss	(18,058)	0	0
Plus: Salaries and Employee Benefits	1,397	0	0
Adjusted Core Noninterest Expense	$114,049	$110,210	$104,287

Earnings Before Income Taxes	$110,333	$125,164	$117,444
Adjusted Core Impact:
Noninterest Income	(6,300)	0	0
Noninterest Expense	16,661	0	0
Total Adjusted Core Impact	10,361	0	0
Adjusted Earnings Before Income Taxes	120,694	125,164	117,444
Tax Effect	(19,119)	(21,347)	(21,711)
Core Operational Profitability	$101,575	$103,817	$95,733

Diluted Earnings Per Share	$3.65	$4.04	$3.74
Impact of Wire Fraud Loss, Net of Recoveries	0.30	0.00	0.00
Core Operational Diluted Earnings Per Common Share	$3.95	$4.04	$3.74

Adjusted Core Efficiency Ratio	47.40%	45.03%	46.81%

	Year Ended
(dollars in thousands, except per share data)	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2021
Total Equity	$649,793	$568,887	$704,906
Less: Goodwill	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,176
Tangible Common Equity	645,990	565,084	701,112
Market Value Adjustment in AOCI	154,460	188,154	(17,056)
Adjusted Tangible Common Equity	800,450	753,238	684,056

Assets	$6,524,029	$6,432,371	$6,557,323
Less: Goodwill	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,176
Tangible Assets	6,520,226	6,428,568	6,553,529
Market Value Adjustment in AOCI	154,460	188,154	(17,056)
Adjusted Tangible Assets	6,674,686	6,616,722	6,536,473

Ending Common Shares Issued	25,614,585	25,536,026	25,488,508

Tangible Book Value Per Common Share	$25.22	$22.13	$27.50

Tangible Common Equity/Tangible Assets	9.91%	8.79%	10.70%
Adjusted Tangible Common Equity/Adjusted Tangible Assets	11.99	11.38	10.47

Net Interest Income	$197,035	$202,887	$178,088
Plus: Noninterest Income	49,858	41,862	44,720
Minus: Noninterest Expense	(130,710)	(110,210)	(104,287)
Pretax Pre-Provision Earnings	$116,183	$134,539	$118,521

The impact of the Paycheck Protection Program on Net Interest Margin FTE for the years ended December 31, 2022 and 2021 is presented below (dollars in thousands). The impact of the Paycheck Protection Program on Net Interest Margin FTE for the year ended December 31, 2023 is excluded as the Program had an immaterial impact on average earning assets, interest income and cost of funds during the period.

	Year Ended
	Dec. 31, 2022	Dec. 31, 2021
Total Average Earnings Assets	$6,123,163	$5,906,640
Less: Average Balance of PPP Loans	(7,942)	(237,951)
Total Adjusted Earning Assets	6,115,221	5,668,689

Total Interest Income FTE	$245,194	$196,806
Less: PPP Loan Income	(772)	(14,945)
Total Adjusted Interest Income FTE	244,422	181,861

Adjusted Earning Asset Yield, net of PPP Impact	4.00%	3.21%

Total Average Interest Bearing Liabilities	$3,913,195	$3,761,520
Less: Average Balance of PPP Loans	(7,942)	(237,951)
Total Adjusted Interest Bearing Liabilities	3,905,253	3,523,569

Total Interest Expense FTE	$36,680	$15,131
Less: PPP Cost of Funds	(20)	(595)
Total Adjusted Interest Expense FTE	36,660	14,536

Adjusted Cost of Funds, net of PPP Impact	0.60%	0.26%

Net Interest Margin FTE, net of PPP Impact	3.40%	2.95%
Net Income
Net income was $93.8 million in 2023, a decrease of $10.1 million, or 9.7%, versus net income of $103.8 million in 2022. The decrease in net income from 2022 to 2023 was driven by an increase in noninterest expense of $20.5 million, or 18.6% and a decrease in net interest income of $5.9 million, or 2.9%. Offsetting these decreases was an increase in noninterest expense of $8.0 million, or 19.1%, and a decrease in the provision for credit losses of $3.5 million, or 37.6%.
The increases to noninterest expense and noninterest income were a result of the wire fraud loss and related insurance and loss recoveries and adjustments to salaries and employee benefits expense recorded by the Company during 2023. The wire fraud loss, which occurred during the second quarter of 2023, was $18.1 million and was the primary driver of the increase to noninterest expense. Insurance and loss recoveries associated with the event of $6.3 million were recorded as noninterest income during the fourth quarter of 2023. Salaries and employee benefits expense was reduced by $1.4 million as a result of adjustments to the Company's long term incentive accrual due to the negative impact of the loss on the Company's net income for the year.
Core operational profitability, a non-GAAP financial measure which excludes the impact of the wire fraud loss and related insurance and loss recoveries as well as adjustments to the Company's salaries and employee benefits expense, was $101.6 million for the twelve months ended December 31, 2023, a decrease of $2.2 million, or 2.2%, from the comparable period of 2022. Core operational diluted earnings per common share, a non-GAAP financial measure, for the twelve months ended December 31, 2023, was $3.95, also a decrease of 2.2%, from the comparable period of 2022.

Net income was $103.8 million in 2022, an increase of $8.1 million, or 8.4%, versus net income of $95.7 million in 2021. The increase in net income from 2021 to 2022 was primarily due to an increase in net interest income of $24.8 million, or 13.9%, and an increase in the provision for credit losses of $8.3 million, or 770.5%. Noninterest expense increased $5.9 million, or 5.7%, and noninterest income decreased $2.9 million, or 6.4%. Net interest income for 2022 included $772,000 in PPP interest and fee income, compared to $14.9 million for 2021. The increase in provision expense for 2022 was driven primarily by the downgrade of a single commercial relationship, with the remaining increase attributable to loan growth.
Net Interest Income
The following table presents a three-year average balance sheet and, for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31, 2023, 2022 and 2021.

THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2023			2022			2021
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (1)(2)	$4,755,341	$304,130	6.40%	$4,391,590	$202,004	4.60%	$4,406,456	$170,081	3.86%
Tax exempt (3)	58,337	4,839	8.29	35,576	2,094	5.89	14,638	594	4.06
Investments: (3)
Securities	1,184,659	33,907	2.86	1,432,287	38,882	2.71	1,068,325	25,582	2.39
Short-term investments	2,425	109	4.49	2,266	30	1.32	2,254	2	0.09
Interest bearing deposits	113,463	5,594	4.93	261,444	2,184	0.84	414,967	547	0.13
Total earning assets	$6,114,225	$348,579	5.70%	$6,123,163	$245,194	4.00%	$5,906,640	$196,806	3.33%
Less: Allowance for credit losses	(72,222)			(67,717)			(72,083)
Nonearning Assets
Cash and due from banks	70,941			72,302			70,035
Premises and equipment	58,633			58,894			59,667
Other nonearning assets	293,403			240,937			189,521
Total assets	$6,464,980			$6,427,579			$6,153,780

Interest Bearing Liabilities
Savings deposits	$347,009	$246	0.07%	$419,997	$327	0.08%	$360,915	$278	0.08%
Interest bearing checking accounts	2,909,464	107,471	3.69	2,689,572	31,182	1.16	2,392,220	6,759	0.28
Time deposits:
In denominations under $100,000	202,904	5,106	2.52	185,215	1,289	0.70	218,624	2,038	0.93
In denominations over $100,000	669,545	24,968	3.73	579,797	3,483	0.60	714,353	5,752	0.81
Miscellaneous short-term borrowings	166,821	8,441	5.06	6,559	272	4.15	408	7	1.72
Long-term borrowings	0	0	0.00	32,055	127	0.40	75,000	297	0.40
Total interest bearing liabilities	$4,295,743	$146,232	3.40%	$3,913,195	$36,680	0.94%	$3,761,520	$15,131	0.40%

Noninterest Bearing Liabilities
Demand deposits	1,475,306			1,842,777			1,671,172
Other liabilities	105,264			75,120			46,451
Stockholders' Equity	588,667			596,487			674,637
Total liabilities and stockholders' equity	$6,464,980			$6,427,579			$6,153,780

Interest Margin Recap
Interest income/average earning assets		348,579	5.70%		245,194	4.00%		196,806	3.33%
Interest expense/average earning assets		146,232	2.39		36,680	0.60		15,131	0.26
Net interest income and margin		$202,347	3.31%		$208,514	3.40%		$181,675	3.07%

(1)Loan fees are included as taxable loan interest income. Net loan fees attributable to PPP loans were $10,000, $692,000 and $12.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Nonaccrual loans are included in the average balance of taxable loans.
(3)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $5.3 million, $5.6 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

	2023 Over (Under) 2022 (1)			2022 Over (Under) 2021 (1)
	Attributable to		Total Change	Attributable to		Total Change
	Volume	Rate		Volume	Rate
Interest Income (2)
Loans:
Taxable	$17,875	$84,251	$102,126	$(576)	$32,499	$31,923
Tax exempt	1,674	1,071	2,745	1,141	359	1,500
Investments:
Securities	(7,000)	2,025	(4,975)	9,552	3,748	13,300
Short-term investments	2	77	79	0	28	28
Interest bearing deposits	(1,863)	5,273	3,410	(272)	1,909	1,637
Total interest income	10,688	92,697	103,385	9,845	38,543	48,388

Interest Expense
Savings deposits	(53)	(28)	(81)	46	3	49
Interest bearing checking accounts	2,750	73,539	76,289	941	23,482	24,423
Time deposits:
In denominations under $100,000	134	3,683	3,817	(282)	(467)	(749)
In denominations over $100,000	620	20,865	21,485	(966)	(1,303)	(2,269)
Miscellaneous short-term borrowings	8,096	73	8,169	242	23	265
Long-term borrowings and
subordinated debentures	(127)	0	(127)	(170)	0	(170)
Total interest expense	11,420	98,132	109,552	(189)	21,738	21,549
Net Interest Income (tax equivalent)	$(732)	$(5,435)	$(6,167)	$10,034	$16,805	$26,839
(1)The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2023, 2022 and 2021. The changes in net interest income are created by changes in interest rates and changes in the volumes of loans, investments, deposits and borrowings. In the table above, changes attributable to volume are computed using the change in volume from the prior year multiplied by the previous year’s rate, and changes attributable to rate are computed using the change in rate from the prior year multiplied by the previous year’s volume. The change in interest or expense due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Net interest income decreased by $5.9 million to $197.0 million in 2023 compared to $202.9 million in 2022, primarily as a result of increased funding costs. Total interest expense increased $109.6 million, or 298.7%. Of this increase, deposit interest expense increased $101.5 million, or 279.8%, as a result of increased rates paid for customer deposits and a shift in deposit mix from noninterest bearing deposits to interest bearing deposits. Funding costs for deposits increased 183 basis points to 2.46% during 2023, a 290.5% increase compared to 0.63% during 2022. Average noninterest bearing deposits decreased $367.5 million, or 19.9%, to $1.48 billion for 2023 as compared to $1.84 billion for 2022. Average interest bearing deposits increased $254.3 million, or 6.6%, to $4.13 billion for 2023 as compared to $3.87 billion for 2022. Contributing further to the increased funding costs was an increase in borrowings expense of $8.0 million, as a result of increased average short-term borrowings to meet the Company's funding needs. Average wholesale funding reliance remained low at 2.90% as of December 31, 2023 compared to 0.70% at December 31, 2022.
Investment securities interest income decreased $4.1 million, or 12.3%, and contributed to the decline in net interest income during 2023. The decrease in investment securities income was driven by a decrease in average securities balances of $247.6 million, or 17.3%, during 2023 as a result of available-for-sale investment securities sales of $105.2 million, maturities, calls and paydowns of $71.8 million, and offset by purchases of CRA securities of $7.2 million. Realized losses of $25,000 were recognized on the securities sales during 2023. The yield on average investment securities increased 15 basis points to 2.86% for 2023, as compared to 2.71% for 2022, partially offsetting the impact of the decrease in securities average balances.
An increase in loans interest income offset the negative impacts to net interest income, increasing $104.3 million, or 51.2%, to $308.0 million during 2023 compared to $203.7 million during 2022. The increase in average loans was driven by loan growth during the period as average loan balances increased $386.5 million, or 8.7%, from $4.43 billion during 2022 to $4.81 billion during 2023. An increase in loan yields of 181 basis points, or 39.3%, from 4.61% for 2022 to 6.42% for 2023 as a result of continued Federal Reserve tightening during 2023 and loan repricing opportunities.
As a result of these effects, net interest margin decreased 9 basis points to 3.31% in 2023 versus 3.40% in 2022. Net interest margin increased to 3.40% in 2022 from 3.07% in 2021, driven by the dramatic tightening of monetary policy by the Federal Reserve during 2022 and 2023 and deposit repricing to reflect the increased rate environment that lagged into 2023. Additionally, net interest margin during the year ended December 31, 2022 was positively impacted by the recognition of nonaccrual interest resulting from the interest recovery of two nonaccrual commercial borrowers during the fourth quarter of 2022. The interest recovery was from two loans placed on nonaccrual status in 2009 and 2021. The $1.9 million of nonaccrual interest income was recognized into loan interest income and contributed 3 basis points to the Company's net interest margin during 2022.
The utilization of commercial and retail lines of credit decreased to 39% at December 31, 2023, down from 42% at December 31, 2022 and 2021. However, available lines of credit have increased by $124.0 million to $4.786 billion at December 31, 2023 compared to $4.662 billion at December 31, 2022, or 2.7% growth. The decrease in line usage is attributable to the conservative approach commercial and industrial borrowers continue to take since the pandemic, due to continued elevated levels of average commercial demand deposits relative to pre-pandemic levels.
Provision for Credit Losses
The Company recorded a provision for credit losses of $5.9 million in 2023 compared to $9.4 million in 2022 and $1.1 million in 2021. Provision expense during 2023 was driven primarily by increases in the qualitative and environmental risk factors for certain segments of the Company's loan portfolio that could be impacted by higher borrowing costs and potential economic weakness in the Company's markets. The remainder of expense was driven by growth in the loan portfolio during the year. The Company’s allowance for credit losses as of December 31, 2023 was $72.0 million compared to $72.6 million as of December 31, 2022 and $67.8 million as of December 31, 2021. The allowance for credit losses represented 1.46% of total loans as of December 31, 2023 versus 1.54% at December 31, 2022 and 1.58% at December 31, 2021. The company’s credit loss reserve to total loans, excluding PPP loans, which are guaranteed by the United States SBA and have not been allocated for within the allowance for credit losses, was 1.59% at December 31, 2021. The impact of PPP loans had an immaterial impact on the allowance coverage ratio at December 31, 2023 and 2022. Net charge offs of $6.5 million, or 0.13%, and $4.5 million, or 0.10% of average loans, were recorded in 2023 and 2022, respectively. The charge offs for 2023 and 2022 resulted primarily from the deterioration of a single commercial credit. Management believes the charge offs related to this credit were an isolated instance as a result of negative impacts caused by unique circumstances from the pandemic and are not reflective of deteriorating trends in the loan portfolio. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions including the impact of the increased interest rate environment, inflation levels, and other factors that may influence the assessment of the collectability of loans.
The Company adopted CECL on January 1, 2021. Adoption of the standard resulted in a day one impact to the allowance for credit losses of $9.1 million, with an offset, net of taxes, to stockholders' equity.

Noninterest Income
The following table presents changes in the components of noninterest income for the years ended December 31, 2023, 2022 and 2021.

				% Change From Prior Year
(dollars in thousands)	2023	2022	2021	2023	2022
Wealth advisory fees	$9,080	$8,636	$8,750	5.1%	(1.3)%
Investment brokerage fees	1,815	2,318	1,975	(21.7)	17.4
Service charges on deposit accounts	10,773	11,595	10,608	(7.1)	9.3
Loan and service fees	11,750	12,214	11,922	(3.8)	2.4
Merchant and interchange fee income	3,651	3,560	3,023	2.6	17.8
Bank owned life insurance income	3,133	432	2,467	625.2	(82.5)
Interest rate swap fee income	794	579	1,035	37.1	(44.1)
Mortgage banking income (loss)	(254)	633	1,418	(140.1)	(55.4)
Net securities gains (losses)	(25)	21	797	(219.0)	(97.4)
Other income	9,141	1,874	2,725	387.8	(31.2)
Total noninterest income	$49,858	$41,862	$44,720	19.1%	(6.4)%
Noninterest income to total revenue	20.2%	17.1%	20.1%
Noninterest income was $49.9 million in 2023 versus $41.9 million in 2022, an increase of $8.0 million, or 19.1%. Adjusted core noninterest income, which excludes the net wire fraud loss, was $43.6 million in 2023, an increase of $1.7 million, or 4.1% compared to 2022. Wealth advisory fees increased by 5.1%, or $444,000, during 2023, from $8.6 million to $9.1 million reflecting continued growth in the business and improving equity market valuations. Service charges on deposit accounts decreased by 7.1%, or $822,000, during 2023 from $11.6 million to $10.8 million due primarily to an increase to earnings allowances on business checking accounts and reduced overdraft and other deposit fees. Loan and service fees declined by 3.8%, or $464,000, during 2023 primarily due to a decline in interchange revenue due to reduced volume and spend per debit card as compared to higher trends during the pandemic. Merchant fee income improved by 2.6%, or $91,000, during 2023.
Other income increased $7.3 million, or 387.8%, due primarily to insurance and loss recoveries of $6.3 million that were recognized during the fourth quarter of 2023. Bank owned life insurance increased $2.7 million, or 625.2%, from improved performance for the Company's variable life insurance policies, which track with the performance of the equity markets. The purchase of traditional bank owned life policies in December 2022 contributed further to the increase in bank owned life insurance income. These increases were offset by decreases to mortgage banking income of $887,000, or 140.1%, and a decrease in investment brokerage fees of $503,000, or 21.7%.
Noninterest income was $41.9 million in 2022 versus $44.7 million in 2021, a decrease of $2.9 million, or 6.4%. Market value declines impacted the overall decrease in noninterest income. Bank owned life insurance income for the year ended December 31, 2022 decreased by $2.0 million, primarily due to declines in the market value of variable life insurance policies that are tied to the equity markets. A reduction of market value of $950,000 was recorded during 2022 compared to market value gains of $1.1 million for 2021. The valuation changes to the variable life insurance policies are offset by similar changes to the deferred compensation expense that is recognized in salary and employee benefits. Excluding the impact of the variable life insurance policy market value changes, noninterest income was $42.8 million for the year ended December 31, 2022, compared to $43.7 million for the year ended December 31, 2021, a decline of $840,000, or 2.1%. In addition, other income decreased $851,000, mortgage banking income decreased by $785,000, gains on securities sales decreased by $776,000 and interest rate swap fee income decreased by $456,000. Notably, fee-based noninterest income increased by a cumulative $2.0 million primarily due to volume, including improvements in service charges on deposit accounts of $987,000, or 9.3%, merchant and interchange fee income of $537,000, or 17.8%, investment brokerage fees of $343,000, or 17.4%, and loan and service fees of $292,000, or 2.4%. Wealth advisory fees declined by $114,000, or 1.3%, and were negatively impacted by market value declines of 8.0% in trust assets from $2.5 billion at December 31, 2021 to $2.3 billion at December 31, 2022.

Noninterest Expense
The following table presents changes in the components of noninterest expense for the years ended December 31, 2023, 2022 and 2021.

				% Change From Prior Year
(dollars in thousands)	2023	2022	2021	2023	2022
Salaries and employee benefits	$59,147	$58,530	$57,882	1.1%	1.1%
Net occupancy expense	6,360	6,287	5,728	1.2	9.8
Equipment costs	5,632	5,763	5,530	(2.3)	4.2
Data processing fees and supplies	14,003	12,826	12,674	9.2	1.2
Corporate and business development	4,807	5,198	4,262	(7.5)	22.0
FDIC insurance and other regulatory fees	3,363	1,999	2,242	68.2	(10.8)
Professional fees	8,583	6,483	7,064	32.4	(8.2)
Wire fraud loss	18,058	0	0	100.0	—
Other expense	10,757	13,124	8,905	(18.0)	47.4
Total noninterest expense	$130,710	$110,210	$104,287	18.6%	5.7%
    Noninterest expense increased by $20.5 million, or 18.6%, for 2023 from $110.2 million to $130.7 million. The increase to noninterest expense during the year was driven by an $18.1 million wire fraud loss that occurred during the second quarter of 2023. Contributing to the increase in noninterest expense during 2023 was an increase to professional fees expense of $2.1 million, or 32.4%, an increase to FDIC insurance and other regulatory fees of $1.4 million, or 68.2%, from increased assessments due to a blanket increase to the assessment rate used by the FDIC to calculate premiums. Data processing fees and supplies expense increased $1.2 million, or 9.2%. Offsetting these increases was a decrease in other expense of $2.4 million, or 18.0%, driven by reduced accruals related to ongoing litigation matters. Adjusted core noninterest expense, a non-GAAP measure, which excludes the impact of the wire fraud loss and corresponding adjustments to salaries and employee benefits, was $114.0 million during 2023, an increase of $3.8 million, or 3.5%, compared to 2022.
Noninterest expense increased by $5.9 million, or 5.7%, for 2022, to $110.2 million compared to $104.3 million for 2021. The increase was due primarily to an increase of $4.2 million in other expense caused by accruals for ongoing legal matters of $3.5 million. See "Note 1 – Summary of Significant Accounting Policies" for additional details regarding loss contingencies. Corporate and business development expense increased $936,000, or 22.0%, driven by increased corporate development spending, advertising expense and charitable and foundation contributions, including contributions associated with the Company's sesquicentennial celebration. Salaries and benefits expense increased $648,000, or 1.1%. Offsetting these increases was a decrease in professional fees of $581,000, or 8.2%, due to a decrease in legal expense incurred during the year. FDIC insurance and other regulatory fee expense decreased by $243,000, or 10.8%, due to declining deposits and reduced total assets of the Company.
Income Taxes
The Company recognized income tax expense in 2023 of $16.6 million, compared to $21.3 million in 2022 and $21.7 million in 2021. The effective tax rate was 15.0% in 2023, compared to 17.1% in 2022 and 18.5% in 2021. The effective tax rate declined due to negative impact of the wire fraud loss and related effects on net income, which lowered income tax expense by $2.6 million for 2023. Additionally, changes to the Indiana Financial Institution Tax rate to 4.9% in 2023, 5.0% in 2022 and 5.5% in 2021, as well as tax-free interest income from municipal securities and loans during 2023 contributed to the decreased effective tax rate. For a detailed analysis of the Company’s income taxes see "Note 12 – Income Taxes".

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company under the SEC's Industry Guide 3. The following table provides certain of those disclosures.

	Year ended December 31,
	2023	2022	2021
Return on average assets	1.45%	1.62%	1.56%
Return on equity	15.93	17.40	14.19
Average equity to average assets	9.11	9.28	10.96
Dividend payout ratio	50.41	39.60	36.36
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
Dividend payout ratio is computed by dividing dividends declared per common share by earnings per diluted common share for each indicated fiscal year. The dividend payout ratio increased to 50.4% for 2023 as compared to prior periods due to the wire fraud loss and its negative impact to net income.
Refer to the "Financial Condition - Loan Portfolio", "Financial Condition - Sources of Funds" and "Risk Management - Loan Portfolio" sections of this MD&A and to the Notes to Consolidated Financial Statements of this Form 10-K for the other required statistical disclosures.
FINANCIAL CONDITION
Overview
Total assets of the Company were $6.524 billion as of December 31, 2023, an increase of $91.7 million, or 1.4%, when compared to $6.432 billion as of December 31, 2022. Total loans outstanding increased by $206.1 million, or 4.4%, to $4.917 billion at December 31, 2023 from $4.710 billion at December 31, 2022. Total deposits increased $259.9 million, from $5.461 billion at December 31, 2022, to $5.721 billion at December 31, 2023, driven by increased commercial and public funds deposits and offset by net retail outflows.
Total cash and equivalents increased $21.5 million, to $151.8 million at December 31, 2023 from $130.3 million at December 31, 2022. Total investment securities decreased by $132.1 million, to $1.182 billion at December 31, 2023 from $1.314 billion at December 31, 2022. The decrease was attributable to a decrease in available-for-sale securities, which decreased by $133.8 million, primarily as a result of investment sales of $105.2 million and maturities, calls and paydowns of $71.8 million, and offset by purchases of $7.2 million and improvement in fair market valuations of $40.7 million. Losses of $25,000 were realized from the sale of available-for-sale securities in 2023. Total borrowings decreased at December 31, 2023, as a result of the liquidity provided by increased levels of deposits at period end and cash inflows from the investment securities portfolio. Total borrowings decreased by $247.0 million to $50.0 million at December 31, 2023 compared to $297.0 million at December 31, 2022.

Uses of Funds
Investment Portfolio
At year end 2023, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See "Note 2 – Securities" for more information on these investments.
Purchases of securities available-for-sale totaled $7.2 million in 2023, $315.3 million in 2022 and $835.0 million in 2021. Growth of the investment portfolio during 2021 and 2022 served to provide an earning asset alternative for excess balance sheet liquidity stemming from increased levels of liquidity provided by government stimulus programs in response to the COVID-19 pandemic. Prior to the recent Federal Reserve monetary tightening cycle starting in March of 2022, the Company deployed $250 million of excess liquidity to the investment securities portfolio during 2022 and $652 million in 2021 to preserve net interest margin. Investment securities represented 18.1% of total assets on December 31, 2023 compared to 20.4% on December 31, 2022 and 21.3% on December 31, 2021. Management expects the investment securities portfolio as a percentage of assets to decrease over time and return to historical levels of approximately 12%-14% during 2014 to 2020 as the proceeds from paydowns and maturities of these investment securities provide liquidity to fund future loan growth.
On April 1, 2022, the Company elected to transfer $151.4 million in net book value of municipal bonds from the available-for-sale securities portfolio to held-to-maturity as an overall balance sheet management strategy. The fair value of these securities transferred was $127.0 million.
Securities sales totaled $105.2 million in 2023, $25.3 million in 2022 and $14.0 million in 2021. Paydowns from prepayments and scheduled payments of $56.2 million, $98.8 million and $113.1 million were received in 2023, 2022 and 2021, and the amortization of premiums, net of the accretion of discounts, was $4.9 million, $6.3 million and $5.0 million, respectively. Maturities and calls of securities totaled $13.6 million, $9.3 million and $24.7 million in 2023, 2022 and 2021, respectively. No provision for allowance for credit loss was recorded in connection with the investment securities portfolio in 2023, 2022 or 2021. The investment portfolio is managed to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level. The longer duration of the investment security portfolio serves to balance the shorter duration of the loan portfolio.
The weighted average yields and maturity distribution for the securities portfolio at December 31, 2023, were as follows:

	Within One Year		After One Within Five Years		After Five Years Within Ten years		After Ten Years
(fully tax equivalent basis, dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
U.S. government sponsor agency	$0	0.00%	$4,376	1.00%	$0	0.00%	$115,103	1.57%
Mortgage-backed securities: residential	7	5.00	10,671	2.56	31,632	2.59	405,532	2.11
State and municipal securities	1,191	4.90	3,045	3.95	38,730	2.99	560,656	5.63
Total Securities	$1,198	4.90	$18,092	2.42	$70,362	2.81	$1,081,291	4.99
The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.
Real Estate Mortgage Loans Held-For-Sale
Real estate mortgages held-for-sale increased by $801,000 to $1.2 million at December 31, 2023 from $357,000 at December 31, 2022 as a result of fluctuations in secondary market sales activity. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the quantity and timing of loan sales into the secondary market. The Company generally sells almost all of the conforming mortgage loans it originates in the secondary market. Proceeds from sales totaled $8.0 million in 2023, $36.5 million in 2022 and $126.4 million in 2021.

Loan Portfolio
The loan portfolio by class as of December 31, 2023, 2022 and 2021 was as follows:

(dollars in thousands)	2023	2022	2021
Commercial and industrial loans:
Working capital lines of credit loans	$604,893	$650,948	$652,861
Non-working capital loans	815,871	842,101	736,608
Total commercial and industrial loans	1,420,764	1,493,049	1,389,469
Commercial real estate and multi-family residential loans:
Construction and land development loans	634,435	517,664	379,813
Owner occupied loans	825,464	758,091	739,371
Nonowner occupied loans	724,101	706,107	588,458
Multi-family loans	253,534	197,232	247,204
Total commercial real estate and multi-family residential loans	2,437,534	2,179,094	1,954,846
Agri-business and agricultural loans:
Loans secured by farmland	162,890	201,200	206,331
Loans for agricultural production	225,874	230,888	239,494
Total agri-business and agricultural loans	388,764	432,088	445,825
Other commercial loans	120,726	113,593	73,490
Total commercial loans	4,367,788	4,217,824	3,863,630
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	258,103	212,742	176,561
Open end and junior lien loans	189,663	175,575	156,238
Residential construction and land development loans	8,421	19,249	11,921
Total consumer 1-4 family mortgage loans	456,187	407,566	344,720
Other consumer loans	96,022	88,075	82,755
Total consumer loans	552,209	495,641	427,475
Gross loans	4,919,997	4,713,465	4,291,105
Less: Allowance for credit losses	(71,972)	(72,606)	(67,773)
Net deferred loan fees	(3,463)	(3,069)	(3,264)
Loans, net	$4,844,562	$4,637,790	$4,220,068
The ratio of loans to total loans by portfolio segment as of December 31, 2023, 2022 and 2021 was as follows:

	2023	2022	2021

Commercial and industrial loans	28.89%	31.68%	32.38%
Commercial real estate and multi-family residential loans	49.54	46.23	45.56
Agri-business and agricultural loans	7.90	9.17	10.39
Other commercial loans	2.45	2.41	1.71
Consumer 1-4 family mortgage loans	9.27	8.64	8.03
Other consumer loans	1.95	1.87	1.93
Total Loans	100.00%	100.00%	100.00%

In 2023, net loan balances increased by $206.8 million to $4.845 billion, and excludes approximately $8.6 million in loans originated for sale. In 2022, net loan balances increased by $417.7 million to $4.638 billion, and excluded approximately $28.7 million in loans originated for sale. In 2021, net loan balances decreased by $367.7 million to $4.220 billion, and excluded approximately $119.4 million in loans originated for sale.
The mix of The Company's loan portfolio consists primarily of commercial loans, and the Bank's lending focus is on the commercial sector of the Lake City Bank footprint. Owner occupied commercial real estate loans represent in many instances the buildings and factories of our commercial and industrial borrowers. Commercial and industrial loans together with owner occupied commercial real estate loans represented 45.7% and 47.8% of total loans as of December 31, 2023 and 2022, respectively. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $71.2 million for this sector represented 1.5% of total loans at December 31, 2023. Loans to the agriculture and agri-business sector of our Indiana footprint represent a significant loan segment of the overall loan portfolio. This loan segment is well diversified with loans to corn, soybean, poultry, dairy, swine, beef and egg growers.
The residential construction and land development loans class included construction loans totaling $1.0 million and $12.0 million as of December 31, 2023 and 2022. Increases in consumer loans during 2023 resulted from an increased focus on indirect lending to consumers and the introduction of a new adjustable rate mortgage product. The Bank generally sells conforming mortgage loans, which it originates locally, into the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.
Repricing opportunities of the loan portfolio occur either according to predetermined float rate indices, adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2023:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Total	Percent
Within one year	$614,306	$601,153	$132,955	$49,766	$13,823	$13,778	$1,425,781	28.98%
After one year, within five years	572,286	1,180,447	126,227	27,946	68,673	35,120	2,010,699	40.87
Over five years	222,777	652,687	129,482	43,014	372,860	47,012	1,467,832	29.83
Nonaccrual loans	11,395	3,247	100	0	831	112	15,685	0.32
Total loans	$1,420,764	$2,437,534	$388,764	$120,726	$456,187	$96,022	$4,919,997	100.00%
    At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.
Based upon the table above, all loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2023 amounted to $2.290 billion and $1.188 billion, respectively.
Bank Owned Life Insurance
Bank owned life insurance increased by $707,000 to $109.1 million at December 31, 2023 and by $10.8 million to $108.4 million at December 31, 2022 from $97.7 million at December 31, 2021. The increase during 2023 was primarily due to increased income from traditional policies purchased in December 2022 and from improved market performance of the Bank's variable bank owned life insurance policies which track with the performance of the equity markets. The increase during 2022 was primarily due to the purchase of life insurance policies on officers of the Bank. Bank owned life insurance investment income is used as an offset to the cost of life insurance purchased by the Bank as a benefit for bank officers.

Sources of Funds
The average daily deposits and borrowings together with the average rates paid on those deposits and borrowings for the years ended December 31, 2023, 2022 and 2021 are summarized in the following table:

	2023		2022		2021		% Balance Change From Prior Year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2023	2022
Noninterest bearing demand deposits	$1,475,306	0.00%	$1,842,777	0.00%	$1,671,172	0.00%	(19.94)%	10.27%
Savings and transaction accounts:
Savings deposits	347,009	0.07	419,997	0.08	360,915	0.08	(17.38)	16.37
Interest bearing demand deposits	2,909,464	3.69	2,689,572	1.16	2,392,220	0.28	8.18	12.43
Time deposits:
Deposits of $100,000 or more	669,545	3.73	579,797	0.60	714,353	0.81	15.48	(18.84)
Other time deposits	202,904	2.52	185,215	0.70	218,624	0.93	9.55	(15.28)
Total deposits	$5,604,228	2.46%	$5,717,358	0.63%	$5,357,284	0.28%	(1.98)%	6.72%
FHLB advances and other borrowings	166,821	5.06	38,614	1.03	75,408	0.40	332.02	(48.79)
Total funding sources	$5,771,049	2.53%	$5,755,972	0.64%	$5,432,692	0.28%	0.26%	5.95%
Time deposits as of December 31, 2023 will mature as follows:

(dollars in thousands)	$100,000 or more	$100,000 or less	Total	% of Total
Within three months	$347,896	$92,698	$440,594	43.33%
Over three months, within six months	153,827	53,543	207,370	20.39
Over six months, within twelve months	190,803	40,536	231,339	22.75
Over twelve months	100,212	37,306	137,518	13.53
Total time certificates of deposit	$792,738	$224,083	$1,016,821	100.00%
Deposits
Deposits by portfolio segment for December 31, 2023, 2022 and 2021 are presented below:

	December 31, 2023		December 31, 2022		December 31, 2021
Commercial	$2,227,147	38.9%	$2,085,934	38.2%	$2,262,229	39.4%
Retail	1,794,958	31.4	1,934,787	35.4	2,178,534	38.0
Public fund	1,563,015	27.3	1,429,872	26.1	1,284,641	22.3
Core deposits	5,585,120	97.6	5,450,593	99.7	$5,725,404	99.7%
Brokered deposits	135,405	2.4	10,027	0.3	10,003	0.3
Total	$5,720,525	100.0%	$5,460,620	100.0%	$5,735,407	100.0%
Total deposits increased by $259.9 million to $5.721 billion, at December 31, 2023 compared to $5.461 billion at December 31, 2022. The increase in deposits was attributable to increases in commercial and public fund deposits. Commercial deposits increased $141.2 million, or 6.8% and represented 38.9% and 38.2% of total deposits at December 31, 2023 and 2022, respectively. Public fund deposits increased $133.1 million, or 9.3% and represented 27.3% and 26.1% of total deposits at December 31, 2023 and 2022, respectively. Additionally, brokered deposits increased $125.4 million, and represented 2.4% and 0.3% of total deposits at December 31, 2023 and 2022, respectively. Retail deposits decreased $139.8 million, or 7.2%, and represented 31.4% and 35.4% of deposits at December 31, 2023 and 2022, respectively. The decline in retail deposits represents a continued utilization of retail deposits from peak savings levels during 2021.
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

As previously noted, 27.3% of the Company’s deposit base is attributable to public fund entities which consist primarily of customers in the Company’s geographic footprint. A majority of public fund balances represent customers with operating accounts at the Bank. The public fund segment is a stable source of deposit funding and a focus in the treasury management area due to their business needs. A shift in funding away from public fund deposits could require the Company to execute alternative funding plans under the Contingency Funding Plan discussed in further detail under “Liquidity Risk”.
FHLB Advances and Other Borrowings
During 2023, average total short-term borrowings increased by $160.3 million to $166.8 million. Ending balances of short-term and miscellaneous borrowings decreased to $50.0 million at December 31, 2023 compared to $297.0 million at December 31, 2022. Average total long-term borrowings decreased by $32.1 million to zero, as no long-term FHLB advances were outstanding during 2023.
During 2022, average total short-term borrowings increased by $6.2 million to $6.6 million, as the Company's excess liquidity position normalized after experiencing a reduction in cash and short-term investments. Ending balances of short-term and miscellaneous borrowings increased to $297.0 million at December 31, 2022, from zero at December 31, 2021. Average total long-term borrowings decreased by $42.9 million to $32.1 million, due to the repayment of an outstanding long-term advance during the second quarter of 2022.
Capital
The Company believes that a strong, appropriately managed capital position is critical to support continued growth of loans and earnings. Capital is used primarily to fund continued organic loan growth and to support dividends to shareholders. The Company had a total risk-based capital ratio of 15.47%, a Tier I risk-based capital ratio of 14.21% and a common Tier 1 risk-based capital ratio of 14.21% as of December 31, 2023. These ratios met or exceeded the Federal Reserve Bank’s “well-capitalized” minimums of 10.0%, 8.0% and 6.5%, respectively. The Company also had a Tier 1 leverage ratio of 11.82% and a tangible equity ratio of 9.91%. When excluding the impact of accumulated other comprehensive income (loss) on tangible common equity, the Company's adjusted tangible common equity to adjusted tangible assets was 11.99%. See "Note 15 – Capital Requirements and Restrictions on Retained Earnings" for more information.
The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 14.2% to $649.8 million as of December 31, 2023 from $568.9 million as of December 31, 2022. The Company earned $93.8 million in 2023 and $103.8 million in 2022. The Company declared cash dividends of $1.84 per share in 2023, which decreased equity by $47.1 million. The Company declared cash dividends of $1.60 per share in 2022, which decreased equity by $40.9 million. Total stockholder's equity has been impacted by declines in the market value of the Company's available-for-sale investment securities portfolio. The market value decline, resulting from higher interest rate environment, has generated unrealized losses in the available-for-sale portfolio. Unrealized losses from the available-for-sale investment securities portfolio are recorded, net of tax, in accumulated other comprehensive income (loss) in the statement of stockholders' equity. Improvements in the fair value of available-for-sale securities and net defined pension plan gains positively impacted equity by $33.7 million in 2023 compared to a decrease of $205.0 million in 2022. The impact to equity due to other comprehensive income (loss) is not included in regulatory capital.
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

Investment Portfolio
The Company’s investment portfolio consists of U.S. treasuries, government agencies and municipal bonds subject to an investment security policy that is approved annually by the board of directors. As of December 31, 2023, the Company’s investment in U.S government sponsored mortgage-backed securities represented approximately 38% of total investment securities fair value consisting of mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company in 2023 were within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. As of December 31, 2023, all mortgage-backed securities were performing in a manner consistent with management’s expectations at time of purchase. Municipal securities represent 52% of total investment securities fair value as of December 31, 2023 and were rated investment grade at the time of purchase and continue to be rated investment grade. The Company uses analytics provided by its third party portfolio advisor to evaluate and monitor credit risk for all investments on a quarterly basis. Based upon these analytics as of December 31, 2023, the securities in the combined available-for-sale and held-to-maturity portfolios had an effective duration of approximately 6.5 years. The analysis indicated a negative 18.1% change in market value in the event of a 300 basis point upward, instantaneous rate shock and an approximate positive 6.5% change in market value in the event of a 100 basis point downward, instantaneous rate shock.
Loan Portfolio
The Company has a high percentage of commercial and commercial real estate loans extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing conservative credit structures, adjusting its pricing to the perceived risk of each individual credit, diversifying the portfolio by customer, product, industry and market area and by obtaining personal loan guarantees.
There were no loan concentrations within industries, which exceeded ten percent of total loans, except commercial real estate. Commercial real estate was $2.438 billion, or 49.5%, of total loans at December 31, 2023. The owner occupied commercial real estate portfolio generally represents the financing of factories and operational facilities for the Bank's commercial and industrial borrowers. The Company’s in-house lending limit is $40.0 million. Manufacturing loans are included in the commercial and industrial loans total and are well diversified by industry. Agri-business and agricultural loans represent 7.9% of total loans as of December 31, 2023 and are not concentrated to any agricultural sector. Substantially all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its geographic market areas and to diverse industries. When segmenting the Bank's loan portfolio by North American Industry Classification System code as of December 31, 2023, the largest segments are multifamily housing, agriculture, industrial warehouses and the recreational vehicle industry which represented 11%, 9%, 4% and 4% of total loans, respectively.

The following is a summary of nonperforming loans on an amortized cost basis as of December 31, 2023 and 2022.

(dollars in thousands)	2023	2022
Amount of loans outstanding, net of deferred fees, December 31,	$4,916,534	$4,710,396

Commercial and industrial loans
Past due accruing loans (90 days or more)	0	1
Nonaccrual loans	11,395	13,064
Subtotal nonperforming loans	11,395	13,065
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans	3,247	3,065
Subtotal nonperforming loans	3,247	3,065
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans	100	145
Subtotal nonperforming loans	100	145
Other commercial loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans	0	0
Subtotal nonperforming loans	0	0
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	27	122
Nonaccrual loans	831	481
Subtotal nonperforming loans	858	603
Other consumer loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans	112	209
Subtotal nonperforming loans	112	209
Total nonperforming loans	$15,712	$17,087

Ratio:
Nonperforming loans to total loans	0.32%	0.36%

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments, other real estate owned and repossessions, the total of which amounted to $16.1 million and $17.2 million at December 31, 2023 and 2022, respectively. Nonperforming loans remained stable at 0.3% of total loans at December 31, 2023 compared to 0.4% at December 31, 2022. Nonperforming loans decreased by $1.4 million during 2023, due to the net activity of charge offs, paydowns and upgrades. One commercial relationship placed on nonaccrual during 2023 subsequently received a modification to loan terms due to financial difficulty experienced by the borrower.
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
Total nonperforming loans were $15.7 million, or 0.32% of total loans, at December 31, 2023 versus $17.1 million, or 0.36% of total loans, at December 31, 2022. There were 33 relationships totaling $16.1 million classified as individually analyzed as of December 31, 2023 versus 39 relationships totaling $31.3 million at the end of 2022. The decrease in individually analyzed loans during 2023 resulted primarily from the payoff of two large commercial relationships and the partial charge off of another commercial relationship. Paydowns and upgrades of other individually analyzed loans further contributed to the decrease for individually analyzed loans for the year ended December 31, 2023.
Loans renegotiated as modifications to borrowers experiencing financial difficulty are those loans for which the Company modifies the terms of loans for borrowers experiencing financial distress by providing the following forms of relief: forgiveness of loan principal, extension of repayment terms, reduction of interest rate or an other than insignificant payment delay. For the twelve months ended December 31, 2023, there were three loans to three financially distressed commercial borrowers with balances totaling $4.4 million at December 31, 2023 that received such modifications. The Company has no material commitments to lend additional funds to these borrowers. For the twelve months ended December 31, 2022, no loan modifications were made to borrowers experiencing financial difficulty.

The following is a summary of the credit loss experience for the years ended December 31, 2023, 2022 and 2021.

(dollars in thousands)	2023	2022	2021
Amount of loans outstanding, net of deferred fees, December 31,	$4,916,534	$4,710,396	$4,287,841
Average daily loans outstanding during the year ended December 31,	$4,813,678	$4,427,166	$4,421,094
Allowance for credit losses, January 1,	$72,606	$67,773	$61,408

Impact of adopting ASC 326	0	0	9,050
Loans charged-off:
Commercial and industrial loans	6,341	4,022	5,575
Commercial real estate and multi-family residential loans	0	597	70
Agri-business and agricultural loans	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans	163	42	51
Other consumer loans	828	473	287
Total loans charged-off	7,332	5,134	5,983
Recoveries of loans previously charged-off:
Commercial and industrial loans	180	71	1,559
Commercial real estate and multi-family residential loans	322	277	14
Agri-business and agricultural loans	0	0	320
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans	38	52	122
Other consumer loans	308	192	206
Total recoveries	848	592	2,221
Net loans charged-off	6,484	4,542	3,762
Provision for credit loss charged to expense	5,850	9,375	1,077
Balance, December 31,	$71,972	$72,606	$67,773

Ratios:
Net charge offs (recoveries) to average daily loans outstanding:
Commercial and industrial loans	0.13%	0.09%	0.09%
Commercial real estate and multi-family residential loans	(0.01)	0.01	0.00
Agri-business and agricultural loans	0.00	0.00	0.00
Other commercial loans	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	0.00	0.00	0.00
Other consumer loans	0.01	0.00	0.00
Total ratio of net charge offs (recoveries)	0.13%	0.10%	0.09%

Allowance for credit losses on loans to:
Total loans	1.46%	1.54%	1.58%
Ratio of allowance for credit losses to nonperforming loans	458.01%	424.91%	449.13%

The following is a summary of the allocation for credit losses as of December 31, 2023 and 2022.

(dollars in thousands)	2023	2022
Allocated allowance for credit losses:
Commercial and industrial loans	$30,338	$35,290
Commercial real estate and multi-family residential loans	31,335	27,394
Agri-business and agricultural loans	4,150	4,429
Other commercial loans	1,129	917
Consumer 1-4 family mortgage loans	3,474	3,001
Other consumer loans	1,174	1,021
Total allocated allowance for credit losses	71,600	72,052
Unallocated allowance for credit losses	372	554
Total allowance for credit losses	$71,972	$72,606
At December 31, 2023, the allowance for credit losses was 1.46% of total loans outstanding, versus 1.54% of total loans outstanding at December 31, 2022. Management believes the allowance for credit losses is at a level commensurate with the overall risk exposure of the loan portfolio. The process of identifying expected credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover expected credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the credit loss reserve includes the considerations below.
Loans are charged against the allowance for credit losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate for expected credit losses relating to specifically identified loans based on an evaluation of the loans by management, as well as other expected credit losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current and forecasted economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of qualitative and environmental allowance is determined after considering the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality, changes in collateral strength and current economic conditions that may affect the borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans: Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s policy is to establish a specific allowance for credit losses for any assets where management has identified conditions or circumstances that indicate an asset is nonperforming. If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specific allocations for credit losses in the amount of 100% of the portion of the asset classified loss or charge off such amount.
At December 31, 2023, on the basis of management’s review of the loan portfolio, the Company had 68 credits totaling $183.1 million on the classified loan list versus 58 credits totaling $161.0 million on December 31, 2022. These amounts represent outstanding balances, excluding deferred fees and costs. While the increase in classified loans during 2023 raises concern for the potential for an economic slowdown in the Company's Indiana footprint, it has not translated to broader loan quality issues in the portfolio as the ratio of watch list loans as a percentage of total loans remains near historic lows and was accompanied by a reduction in nonperforming loans during 2023. As of December 31, 2023, the Company had $143.6 million of assets classified as Special Mention, $39.4 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $115.7 million, $45.3 million, $0 and $0, respectively, at December 31, 2022. The balances reported in "Note 4 – Allowance for Credit Losses and Credit Quality" include deferred fees and costs.
Included in the classified loan amounts above for December 31, 2023 were loans receiving modifications due to financial difficulty experienced by the borrower during the twelve months ended December 31, 2023 for three commercial loans to three commercial borrowers totaling $4.4 million million with total allocations of $2.3 million. There were no loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2022.

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
The allowance for credit losses decreased 0.9%, or $634,000, from $72.6 million at December 31, 2022 to $72.0 million at December 31, 2023 due primarily to net charge offs of $6.5 million and offset by provision expense of $5.9 million recorded during 2023. Pooled loan allocations increased $5.6 million from $58.2 million at December 31, 2022 to $63.8 million at December 31, 2023. The unallocated component of the allowance for credit losses was $372,000 at December 31, 2023, which decreased from $554,000 reported at December 31, 2022. The unallocated component of the allowance for credit losses incorporates the Company’s judgmental determination of expected losses that may not be fully reflected in other allocations.
The Company has experienced organic growth in total loans over the last several years with an increase in gross loans of $206.5 million, or 4.4%, from December 31, 2022 to December 31, 2023. This growth is primarily concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining credit loss allocations. Management believes that it is prudent to continue to provide for credit losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.
Watch list loans increased $22.1 million to $183.1 million as of December 31, 2023, compared to $161.0 million at December 31, 2022, or an increase of 13.7%. Watch list loans represent 3.7% of total loans at December 31, 2023 compared to a historical low of 3.4% at December 31, 2022. PPP loans outstanding of $1.3 million and $1.5 million at December 31, 2023 and 2022, respectively, had an immaterial impact on these asset quality ratios. The increase in watch list loans resulted primarily from downgraded credits of approximately $112.4 million and offset by upgrades of approximately $55.8 million in addition to paydowns to watch list credits. The Company's continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative posture in loan work-out situations.
Liquidity Risk
Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. Liquidity is monitored and closely managed by the ALCO Committee.
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. The cash flow from the securities portfolio is expected to provide approximately $103.9 million of potential contingent funding in 2024.
The Bank had total available sources of liquidity totaling $3.4 billion at December 31, 2023 compared to $3.0 billion at December 31, 2022. The Company has approval of $3.593 billion in secondary funding sources available as of December 31, 2023, of which $185.4 million was utilized. The Company had $325.0 million of availability in federal funds lines with eleven correspondent banks, of which none was drawn on as of December 31, 2023. The Company has board of directors approval to borrow up to $800.0 million at the FHLB, but given the Company’s current collateral structure and outstanding borrowings as of December 31, 2023, the Company could have only borrowed up to $574.9 million under this authority. The Company has additional collateral that could be pledged to the FHLB of $8.4 million as of December 31, 2023 to generate additional liquidity. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $1.259 billion given its current collateral structure at the Federal Reserve Bank discount window program and the terms of that facility at December 31, 2023, with no balances outstanding at December 31, 2023. During 2023 the Company also became eligible to borrow funds under the Federal Reserve Bank's Bank Term Funding Program (BTFP); available capacity secured by pledged eligible investment securities was $150.5 million with no outstanding balance at December 31, 2023. The BTFP is scheduled to expire in March 2024. The Company also has established relationships in the brokered time deposit and brokered money market sectors, as well as the IntraFi Network CDARS One-Way Buy program, to access these funds when desired with settlement of funds in one to two weeks’ time. Additionally, the Bank has entered agreements with IntraFi Network relative to their Insured

Cash Sweep One-Way Buy program. As of December 31, 2023, the total amount available to the Bank via this program was $100.0 million, of which $10.0 million was drawn. The Bank is also a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an ‘offer’ out to sell that day. As of December 31, 2023, the total amount approved for the Bank via AFX banks was $319.0 million and none was outstanding at year end.
The Company had 90% of its securities in the available-for-sale portfolio at December 31, 2023, allowing the Company extensive flexibility to sell securities to meet funding demands. The remaining portion of investments securities were designated as held-to-maturity. Management believes the majority of the securities in investment portfolio are of high quality and marketable. Approximately 48% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. At December 31, 2023, 92% of municipal securities owned by the Company were AAA or AA rated with a diversified geography of state issuer. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.
The Company has a formalized Contingency Funding Plan (“CFP”). The Board and management recognize the importance of liquidity during times of normal operations and in times of stress. The CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. All liquidity sources are tested annually. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, the Federal Reserve Bank, brokered deposits, one-way buy products via the IntraFi Network (CDARS and ICS) and Federal Funds. The CFP also addresses the Bank’s ability to liquidate its securities portfolio or other liquid assets. The CFP funding sources at the holding company level include a holding company committed line of credit, as well as the ability to transfer securities from the investment subsidiary of the Bank to the Company. The Company’s committed line of credit has availability up to $30.0 million, of which $0 was drawn upon as of December 31, 2023.
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
The following table discloses information on the maturity of the Company’s contractual long-term obligations as of December 31, 2023.

	Payments Due by Period
(dollars in thousands)	Total	One year or less	2-3 years	4-5 years	After 5 years
Operating leases	$5,168	$744	$1,487	$1,346	$1,591
Pension and SERP plans	2,073	314	591	445	723
Total contractual long-term cash obligations	$7,241	$1,058	$2,078	$1,791	$2,314
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

The following table discloses information on the maturity of the Company’s commitments.

	Amount of Commitment Expiration Per Period
(dollars in thousands)	Total Amount Committed	One year or less	Over one year
Unused loan commitments	$2,871,286	$1,505,958	$1,365,328
Standby letters of credit	51,383	47,566	3,817
Total commitments and letters of credit	$2,922,669	$1,553,524	$1,369,145
Interest Rate Risk
Interest rate risk is the risk that the estimated fair value of the Company’s assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.
Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Generally, the Bank is asset sensitive due to the impact of the variable rate commercial loan portfolio on the Bank's sensitivity to market rates. During 2023, asset sensitivity declined due to a shift to short-term interest bearing deposit accounts such as money market accounts. As a result, the Company expects net interest margin to remain stable in the first 25-50 basis points potential declines in the federal funds rate due to a more neutral posture for balance sheet sensitivity. Deposit re-pricing in a declining interest rate environment is expected to exceed past easing cylces. Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board.
During 2023 the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) increased the target federal funds rate a total of 100 basis points, following an increase of 425 basis points in 2022. Rate increases were implemented during the first half of 2023 at the January, March, May and July FOMC meetings. The combined effect of these actions increased the target federal funds rate to a range of 5.25% to 5.50%. The FOMC statement released for the meeting in December 2023 recognized that inflation has eased over the past year but remains elevated and confirmed that the FOMC remains highly attentive to inflation risks. The updated economic projections released at the December meeting project the median federal funds rate decreasing to 4.6% in 2024 (lowering of the target federal funds rate by 75 basis points), with continued easing to 3.6% in 2025. Additionally, the longer run median forecast for the federal funds rate was left unchanged at 2.50%. The combined result of the increase in the yield on earning assets, which was more than offset by an increase in the cost of funds due to increased competition for deposits experienced during 2023, led to a decrease in net interest margin from 3.40% for 2022 to 3.31% for 2023. The Company’s yield on earning assets increased 170 basis points during 2023 as assets repriced at higher rates primarily due to the FOMC rate increases during both 2022 and 2023 and a higher yield curve for the majority of 2023 as when compared to 2022. The commercial loan portfolio represents 89% of the total loan portfolio. Approximately 64% of the commercial loan portfolio are variable rate loans which are primarily indexed to Prime, One Month Term SOFR and FHLB indices. The increase in earning asset yields was offset by an increase in the Company's funding costs, as depositors sought higher interest bearing deposit products and competition for deposits increased throughout the industry. The rate paid on deposit accounts and purchased funds increased 179 basis points for 2023. The realized increase in the rate paid on deposit accounts and purchased funds was magnified by a decrease in the average balance of non-interest bearing demand deposit accounts for 2023 verses 2022, primarily in commercial deposit accounts. The Company anticipates that cost of funds could continue to rise in 2024 if market competition for deposits continues and if noninterest bearing deposits continue to shift to interest-bearing deposit products.
Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2024 in response to inflation, economic conditions and geopolitical concerns, the results of any of the administration’s changes to economic policy and laws, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services. In general, we expect loans to reprice quicker than deposits in a rising and falling rate environment as quantified in the sensitivity to market rates table in Item 7A.

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

	2023
	Principal/Notional Amount Maturing in:
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Fair Value 12/31/2023
Rate sensitive assets:
Fixed interest rate loans	$739,021	$448,779	$247,462	$163,758	$72,188	$127,235	$1,798,443	$1,748,419
Average interest rate	4.93%	5.29%	5.13%	5.52%	5.77%	5.05%
Variable interest rate loans	$1,518,052	$515,816	$288,064	$213,893	$180,428	$401,838	$3,118,091	$3,031,362
Average interest rate	8.20%	7.75%	7.32%	7.10%	7.09%	6.96%
Total loans	$2,257,073	$964,595	$535,526	$377,651	$252,616	$529,073	$4,916,534	$4,779,781
Average interest rate	7.13%	6.61%	6.31%	6.42%	6.71%	6.50%
Fixed interest rate securities	$72,231	$59,972	$67,025	$55,691	$66,237	$1,056,008	$1,377,164	$1,170,943
Average interest rate	2.27%	2.07%	2.12%	2.12%	2.04%	2.25%
Variable interest rate securities	$0	$0	$0	$0	$0	$0	$0	$0
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Other interest-bearing assets	$81,373	$0	$0	$0	$0	$0	$81,373	$81,373
Average interest rate	5.35%	0.00%	0.00%	0.00%	0.00%	0.00%
Total earning assets	$2,410,677	$1,024,567	$602,551	$433,342	$318,853	$1,585,081	$6,375,071	$6,032,097
Average interest rate	6.92%	6.34%	5.84%	5.86%	5.74%	3.67%
Rate sensitive liabilities:
Noninterest bearing checking	$230,963	$130,956	$115,678	$102,183	$90,262	$683,435	$1,353,477	$1,353,477
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$810,190	$214,131	$188,996	$167,764	$149,533	$1,819,613	$3,350,227	$3,350,227
Average interest rate	3.72%	2.87%	2.95%	3.02%	3.08%	3.82%
Time deposits	$879,296	$84,752	$16,885	$31,638	$4,110	$140	$1,016,821	$1,010,172
Average interest rate	4.28%	3.91%	2.70%	3.32%	3.23%	0.73%
Total deposits	$1,920,449	$429,839	$321,559	$301,585	$243,905	$2,503,188	$5,720,525	$5,713,876
Average interest rate	3.53%	2.20%	1.88%	2.03%	1.94%	2.78%
Fixed interest rate borrowings	$50,000	$0	$0	$0	$0	$0	$50,000	$50,000
Average interest rate	5.63%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable interest rate borrowings	$0	$0	$0	$0	$0	$0	$0	$0
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total funds	$1,970,449	$429,839	$321,559	$301,585	$243,905	$2,503,188	$5,770,525	$5,763,876
Average interest rate	3.58%	2.20%	1.88%	2.03%	1.94%	2.78%
Interest rate sensitivity gap by period	$440,228	$594,728	$280,992	$131,757	$74,948	$(918,107)
Cumulative rate sensitivity gap	$440,228	$1,034,956	$1,315,948	$1,447,705	$1,522,653	$604,546
Cumulative rate sensitivity ratio
at December 31, 2023	122.3%	238.4%	187.4%	143.7%	130.7%	63.3%
at December 31, 2022	147.2%	169.1%	185.3%	146.7%	114.2%	62.8%
The Company utilizes computer modeling software to measure interest rate risk and to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company’s asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools: GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling, which are constructed, presented and monitored quarterly. Management believes that the Company’s liquidity and interest sensitivity position at December 31, 2023, remained adequate to meet the Company’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places a greater level of credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company’s management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2023 for the next 12 months using a scenario in which interest rates remained unchanged was a negative 13.78% of earning assets.
Net interest income simulation modeling, or earnings-at-risk, measures the sensitivity of net interest income to various interest rate movements. Interest rate risk modeling is supported by liquidity risk modeling. The Company’s asset liability process monitors simulated net interest income under three separate interest rate scenarios; base, rising and falling. Estimated net interest income for each scenario is calculated over a twelve-month horizon. The immediate and parallel changes to the base case scenario used in the model are presented below. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into the earnings of the Company.

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
Results for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at December 31, 2023. The net interest income shown represents cumulative net interest income over a twelve-month time horizon.

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$210,702	$197,914	$203,707	$207,878	$209,476	$210,151	$211,168	$211,542	$212,130	$213,232	$214,375
Variance from Base		($12,788)	($6,995)	($2,824)	($1,226)	($551)	$466	$840	$1,428	$2,530	$3,673
Percent of change from Base		(6.07)%	(3.32)%	(1.34)%	(0.58)%	(0.26)%	0.22%	0.40%	0.68%	1.20%	1.74%
For more information on the Company’s interest rate sensitivity see the Interest Rate Risk discussion in Item 7A. above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of Lakeland Financial Corporation
Warsaw, Indiana
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (ACL) – Qualitative Adjustments
As described in Notes 1 and 4 to the consolidated financial statements and referred to in the change in accounting principle explanatory paragraph above, the Company adopted ASC 326 as of January 1, 2021, which among other things, required the Company to recognize expected credit losses over the contractual lives of financial asset carried at amortized costs, including loans receivables, utilizing the Current Expected Credit Losses (“CECL”) methodology. As of December 31, 2023, the ACL balance was $71,972,000. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. The Company utilized a Probability of Default/ Loss Given Default model derived from historical charge-off data to construct a loss rate for each identified loan segment. The loss rates, subject to a floor, are then adjusted, for reasonable and supportable forecasts of relevant economic indicators as well as other environmental factors based on the risks present for each portfolio segment. The environmental factors (“qualitative adjustments”) include consideration of economic conditions and portfolio trends.
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
South Bend, Indiana
February 21, 2024

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

December 31	2023	2022
ASSETS
Cash and due from banks	$70,451	$80,992
Short-term investments	81,373	49,290
Total cash and cash equivalents	151,824	130,282

Securities available-for-sale, at fair value	1,051,728	1,185,528
Securities held-to-maturity, at amortized cost (fair value of $119,215 and $111,029 respectively)	129,918	128,242
Real estate mortgage loans held-for-sale	1,158	357

Loans, net of allowance for credit losses of $71,972 and $72,606	4,844,562	4,637,790

Land, premises and equipment, net	57,899	58,097
Bank owned life insurance	109,114	108,407
Federal Reserve and Federal Home Loan Bank Stock	21,420	15,795
Accrued interest receivable	30,011	27,994
Goodwill	4,970	4,970
Other assets	121,425	134,909
Total assets	$6,524,029	$6,432,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest bearing deposits	$1,353,477	$1,736,761
Interest bearing deposits	4,367,048	3,723,859
Total deposits	5,720,525	5,460,620

Federal Funds purchased	0	22,000
Federal Home Loan Bank advances	50,000	275,000
Total borrowings	50,000	297,000

Accrued interest payable	20,893	3,186
Other liabilities	82,818	102,678
Total liabilities	5,874,236	5,863,484

Commitments, off-balance sheet risks and contingencies (Notes 1 and 17)

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,903,686 shares issued and 25,430,566 outstanding as of December 31, 2023
25,825,127 shares issued and 25,349,225 outstanding as of December 31, 2022	127,692	127,004
Retained earnings	692,760	646,100
Accumulated other comprehensive income (loss)	(155,195)	(188,923)
Treasury stock, at cost (473,120 shares and 475,902 shares as of December 31, 2023 and 2022, respectively)	(15,553)	(15,383)
Total stockholders’ equity	649,704	568,798
Noncontrolling interest	89	89
Total equity	649,793	568,887
Total liabilities and equity	$6,524,029	$6,432,371
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)

Years Ended December 31	2023	2022	2021
NET INTEREST INCOME
Interest and fees on loans
Taxable	$304,130	$202,004	$170,081
Tax exempt	3,885	1,664	470
Interest and dividends on securities
Taxable	13,153	14,132	9,086
Tax exempt	16,396	19,553	13,033
Other interest income	5,703	2,214	549
Total interest income	343,267	239,567	193,219

Interest on deposits	137,791	36,281	14,827
Interest on borrowings
Short-term	8,441	272	7
Long-term	0	127	297
Total interest expense	146,232	36,680	15,131

NET INTEREST INCOME	197,035	202,887	178,088

Provision for credit losses	5,850	9,375	1,077

NET INTEREST INCOME AFTER PROVISION FOR
CREDIT LOSSES	191,185	193,512	177,011

NONINTEREST INCOME
Wealth advisory fees	9,080	8,636	8,750
Investment brokerage fees	1,815	2,318	1,975
Service charges on deposit accounts	10,773	11,595	10,608
Loan and service fees	11,750	12,214	11,922
Merchant and interchange fee income	3,651	3,560	3,023
Bank owned life insurance income	3,133	432	2,467
Interest rate swap fee income	794	579	1,035
Mortgage banking income (loss)	(254)	633	1,418
Net securities gains (losses)	(25)	21	797
Other income	9,141	1,874	2,725
Total noninterest income	49,858	41,862	44,720

NONINTEREST EXPENSE
Salaries and employee benefits	59,147	58,530	57,882
Net occupancy expense	6,360	6,287	5,728
Equipment costs	5,632	5,763	5,530
Data processing fees and supplies	14,003	12,826	12,674
Corporate and business development	4,807	5,198	4,262
FDIC insurance and other regulatory fees	3,363	1,999	2,242
Professional fees	8,583	6,483	7,064
Wire fraud loss	18,058	0	0
Other expense	10,757	13,124	8,905
Total noninterest expense	130,710	110,210	104,287

INCOME BEFORE INCOME TAX EXPENSE	110,333	125,164	117,444
Income tax expense	16,566	21,347	21,711
NET INCOME	$93,767	$103,817	$95,733

BASIC WEIGHTED AVERAGE COMMON SHARES	25,604,751	25,528,328	25,475,994

BASIC EARNINGS PER COMMON SHARE	$3.67	$4.07	$3.76

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,723,165	25,712,538	25,620,105

DILUTED EARNINGS PER COMMON SHARE	$3.65	$4.04	$3.74
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

Years Ended December 31	2023	2022	2021
Net income	$93,767	$103,817	$95,733
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	40,639	(261,256)	(14,553)
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity	1,987	1,518	0
Reclassification adjustment for (gains) losses included in net income	25	(21)	(797)
Net securities gain (loss) activity during the period	42,651	(259,759)	(15,350)
Tax effect	(8,957)	54,549	3,224
Net of tax amount	33,694	(205,210)	(12,126)
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	(13)	115	390
Amortization of net actuarial loss	59	144	242
Net gain on activity during the period	46	259	632
Tax effect	(12)	(65)	(157)
Net of tax amount	34	194	475
Total other comprehensive income (loss), net of tax	33,728	(205,016)	(11,651)
Comprehensive income (loss)	$127,495	$(101,199)	$84,082
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands, except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity	Interest	Equity

Balance at January 1, 2021	25,239,748	$114,927	$529,005	$27,744	$(14,581)	$657,095	$89	$657,184
Impact of adopting ASC 326, net of tax			(6,951)			(6,951)		(6,951)
Net income			95,733			95,733		95,733
Other comprehensive loss, net of tax				(11,651)		(11,651)		(11,651)
Cash dividends declared, $1.36 per share			(34,653)			(34,653)		(34,653)
Treasury shares purchased under deferred directors' plan	(8,820)	559			(559)	0		0
Treasury shares sold and distributed under deferred directors’ plan	5,664	(115)			115	0		0
Stock activity under equity incentive plans	64,201	(1,914)				(1,914)		(1,914)
Stock based compensation expense		7,158				7,158		7,158
Balance at December 31, 2021	25,300,793	$120,615	$583,134	$16,093	$(15,025)	$704,817	$89	$704,906
Net income			103,817			103,817		103,817
Other comprehensive loss, net of tax				(205,016)		(205,016)		(205,016)
Cash dividends declared, $1.60 per share			(40,851)			(40,851)		(40,851)
Treasury shares purchased under deferred directors’ plan	(7,641)	579			(579)	0		0
Treasury shares sold and distributed under deferred directors’ plan	8,555	(221)			221	0		0
Stock activity under equity incentive plans	47,518	(1,780)				(1,780)		(1,780)
Stock based compensation expense		7,811				7,811		7,811
Balance at December 31, 2022	25,349,225	$127,004	$646,100	$(188,923)	$(15,383)	$568,798	$89	$568,887
Net income			93,767			93,767		93,767
Other comprehensive income, net of tax				33,728		33,728		33,728
Cash dividends declared, $1.84 per share			(47,107)			(47,107)		(47,107)
Treasury shares purchased under deferred directors’ plan	(10,073)	575			(575)	0		0
Treasury shares sold and distributed under deferred directors’ plan	12,855	(405)			405	0		0
Stock activity under equity incentive plans	78,559	(3,135)				(3,135)		(3,135)
Stock based compensation expense		3,653				3,653		3,653
Balance at December 31, 2023	25,430,566	$127,692	$692,760	$(155,195)	$(15,553)	$649,704	$89	$649,793
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Years Ended December 31	2023	2022	2021
Cash flows from operating activities:
Net income	$93,767	$103,817	$95,733
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	6,173	6,020	6,105
Provision for credit losses	5,850	9,375	1,077
Net loss on sale and write down of other real estate owned	0	96	67
Amortization of loan servicing rights	0	757	2,282
Net change in loan servicing rights valuation allowance	540	(715)	0
Loans originated for sale, including participations	(8,601)	(28,666)	(119,439)
Net gain on sales of loans	(292)	(1,028)	(4,376)
Proceeds from sale of loans, including participations	8,022	36,454	126,391
Net (gain) loss on sale of premises and equipment	3	7	43
Net (gain) loss on sales and calls of securities available-for-sale	25	(21)	(797)
Net securities amortization	4,915	6,342	4,959
Stock based compensation expense	3,653	7,811	7,158
Earnings on life insurance	(3,133)	(432)	(2,467)
Gain on life insurance	(131)	0	(415)
Tax benefit of stock award issuances	(718)	(514)	(330)
Net change:
Interest receivable and other assets	(6,169)	(10,711)	(1,852)
Interest payable and other liabilities	10,077	40,750	(371)
Total adjustments	20,214	65,525	18,035
Net cash from operating activities	113,981	169,342	113,768
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	105,175	25,332	13,964
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	71,833	108,129	137,812
Proceeds from maturities, calls and principal paydowns of securities held-to-maturity	5	30	0
Purchases of securities available-for-sale	(7,178)	(315,272)	(835,001)
Purchase of life insurance	(258)	(10,808)	(711)
Net (increase) decrease in total loans	(212,906)	(427,097)	356,660
Proceeds from sales of land, premises and equipment	13	6	8
Purchases of land, premises and equipment	(5,991)	(4,821)	(6,167)
Proceeds from redemption of Federal Home Loan Bank stock	0	932	0
Purchases of Federal Home Loan Bank stock	(5,625)	(2,955)	0
Proceeds from sales of other real estate owned	0	0	946
Proceeds from life insurance	0	0	943
Net cash from investing activities	(54,932)	(626,524)	(331,546)
Cash flows from financing activities:
Net increase (decrease) in total deposits	259,905	(274,787)	698,602
Net increase (decrease) in short-term borrowings	(22,000)	22,000	(10,500)
Payments on short-term FHLB borrowings	(275,000)	0	0
Proceeds from short-term FHLB borrowings	50,000	275,000	0
Payments on long-term FHLB borrowings	0	(75,000)	0
Proceeds from long-term FHLB borrowings	0	0	0
Common dividends paid	(47,094)	(40,838)	(34,640)
Preferred dividends paid	(13)	(13)	(13)
Payments related to equity incentive plan	(3,135)	(1,780)	(1,914)
Purchase of treasury stock	(575)	(579)	(559)
Sales of treasury stock	405	221	115
Net cash from financing activities	(37,507)	(95,776)	651,091
Net change in cash and cash equivalents	21,542	(552,958)	433,313
Cash and cash equivalents at beginning of the year	130,282	683,240	249,927
Cash and cash equivalents at end of the year	$151,824	$130,282	$683,240
Cash paid during the year for:
Interest	$128,525	$36,113	$18,471
Income taxes	14,075	20,580	25,947
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	284	0	893
Property transferred to held-for-sale	0	0	0
Right-of-use assets obtained in exchange for lease liabilities	0	1,612	0
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation:
The consolidated financial statements include Lakeland Financial Corporation (the “Holding Company”) and its wholly owned subsidiary, Lake City Bank (the “Bank”), referred to as (the "Company"). On December 18, 2006, LCB Investments II, Inc. was formed as a wholly owned subsidiary of the Bank incorporated in Nevada to manage a portion of the Bank’s investment portfolio beginning in 2007. On December 21, 2006, LCB Funding, Inc., a real estate investment trust incorporated in Maryland, was formed as a wholly owned subsidiary of LCB Investments II, Inc. On December 28, 2012, LCB Risk Management, Inc., a captive insurance company incorporated in Nevada, was formed as a wholly owned subsidiary of the Holding Company. LCB Risk Management, Inc. was dissolved as a corporate entity on December 18, 2023. All assets of the subsidiary were distributed to the Holding Company upon decommissioning. All intercompany transactions and balances are eliminated in consolidation.
The Company provides financial services through the Bank, a full-service commercial bank with 53 branch offices in fifteen counties in Northern and Central Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as mobile business banking and online treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. Retail customers utilize the Lake City Bank Digital application to access and transact banking transactions. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

A portion of the municipal bond portfolio is classified as held-to-maturity. The Company measures expected credit losses on investment securities held-to-maturity on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Company's portfolio have been insignificant. After completing this assessment, the Company determined any credit losses as of December 31, 2023 and 2022 were not material to the consolidated financial statements.

Real Estate Mortgage Loans Held-for-Sale:
Loans held-for-sale are reported at the lower of cost or fair value on an aggregate basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.
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
The recorded investment in loans is the loan balance net of unamortized deferred loan fees and costs. The total amount of loans accrued interest as of December 31, 2023 and 2022 was $21.5 million and $18.4 million.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers' ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default ("PD/LGD") model, subject to a floor. A default can be triggered by one of several different asset quality factors, including past due status, nonaccrual status, material modification to a borrower experiencing financial difficulty or if the loan has had a charge off. This PD is then combined with a LGD derived from historical charge off data to construct a loss rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee's Summary of Economic Projections, as well as portfolio trends based on the risks present for each portfolio segment. These environmental factors include consideration of portfolio trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for credit losses deemed adequate to cover expected losses within the loan portfolio.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
A loan is individually analyzed for specific allocation when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Allocations are analyzed individually or in total for smaller-balance loans of similar nature such as all classes of consumer 1-4 family and other consumer loans, and individually for all classes of commercial and industrial, commercial real estate and multi-family, agribusiness and agricultural and other commercial loans. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $250,000. Factors considered by management in determining individual evaluation include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is individually evaluated, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less anticipated costs to sell. All classes of commercial and industrial, commercial real estate and multifamily residential, agribusiness and agricultural, other commercial, consumer 1-4 family mortgage loans and other consumer loans that become delinquent beyond 90 days are analyzed and a charge off is taken when it is determined that the underlying collateral, if any, is not sufficient to offset the indebtedness.
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
Investments in Limited Partnerships:
The Company enters into and invests in limited partnerships in order to invest in affordable housing projects to support Community Reinvestment Act activities and secondarily to obtain available tax benefits. The Company also invests in Small Business Investment Company Program funds and a technology consortium fund. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2023 and 2022 were $13.0 million and $12.2 million, respectively and are included with other assets in the consolidated balance sheet. The Company also has a commitment to fund an additional

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
$2.8 million at December 31, 2023 in six of the limited partnerships compared to $3.9 million in six of the limited partnerships at December 31, 2022, which is included with other liabilities in the consolidated balance sheet.
Foreclosed Assets:
Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2023 and 2022, the balance of other real estate owned was $384,000 and $100,000, respectively, and is included with other assets on the consolidated balance sheet.
Land, Premises and Equipment, Net:
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises and improvements assets have useful lives between 5 and 40 years. Equipment and furniture assets have useful lives between 3 and 7 years.
Loan Servicing Rights:
Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking income. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The amortization of servicing rights is netted against mortgage banking income. Servicing fees were $1.2 million for the years ended 2023, 2022 and 2021. Late fees and ancillary fees related to loan servicing are not material.
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
The carrying value of mortgage servicing rights, which is included with other assets in the consolidated balance sheet, was $2.2 million and $2.7 million as of December 31, 2023 and 2022, respectively.
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $333.1 million and $364.3 million at December 31, 2023 and 2022, respectively. Custodial escrow balances maintained in connection with serviced loans were $1.5 million and $1.7 million at year end 2023 and 2022, respectively.
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
Interest Rate Swap Derivatives:
The Company offers a derivative product to certain creditworthy commercial banking customers. This product allows the commercial banking customers to enter into an agreement with the Company to swap a variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the borrower’s interest rate exposure. The extension of credit incurred in connection with these derivative products is subject to the same approval and underwriting standards as traditional credit products. The Company limits its risk exposure by simultaneously entering into a similar, offsetting swap agreement with a separate, well-capitalized and highly rated counterparty previously approved by the Company’s Asset Liability Committee. By using these interest rate swap arrangements, the Company is also better insulated from the interest rate risk associated with underwriting fixed-rate loans and is better able to meet customer demand for fixed rate loans. These derivative contracts are not designated against specific assets or liabilities and, therefore, do not qualify for hedge accounting. The derivatives are recorded as assets and liabilities on the balance sheet at fair value with changes in fair value recorded in non-interest income for both the commercial banking customer swaps and the related offsetting swaps. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with ASC 820), resulting in some potential volatility in earnings each period. Cash flow activity is recorded through other assets and other liabilities.
The notional amount of the combined interest rate swaps with customers and counterparties at December 31, 2023 and 2022 was $826.4 million and $760.5 million, respectively. The fair value of the interest rate swap asset was $27.2 million and $36.9 million and the fair value of the interest rate swap liability was $27.2 million and $36.9 million at December 31, 2023 and 2022, respectively.
Bank Owned Life Insurance:
At December 31, 2023 and 2022, the Company owned $104.8 million and $102.5 million, respectively, of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2023 and 2022, the Company also owned $4.3 million and $5.9 million, respectively, of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.
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
Long-term Assets:
Premises and equipment, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. There was no such impairment identified for the years ended December 31, 2023, 2022 and 2021.

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
Earnings Per Common Share:
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, restricted stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2023 and 2022 were 473,120 and 475,902 shares, respectively. Common stock that has been purchased under the directors’ deferred compensation plan, described above, is included in the treasury stock total and represented 184,019 and 186,801 shares of treasury stock as of December 31, 2023 and 2022, respectively. Because these shares are held in trust for the participants,

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share. Treasury stock is carried at cost using the treasury stock method.
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
On August 31, 2022, the trustee filed his amended complaint against the former client, the Bank, the Company, four officers of the Bank and one independent director of the Bank. The amended complaint alleges that the former client engaged in a check kiting scheme involving multiple banks. The amended complaint alleges that a series of business transactions among the client, his related entities and the Bank are voidable under applicable bankruptcy and state laws. The amended complaint also alleges that the Bank, the Company and the five individual bank representatives who are named as defendants violated various federal and state laws in assisting the former client in his check kiting scheme. On October 26, 2022, the trustee filed his second amended complaint which was virtually identical to his amended complaint. On January 5, 2023, the Bank, the Company and the five individual bank representatives filed motions to dismiss the second amended complaint. On May 30, 2023, the court issued its decision granting the defendants' motion to dismiss in part and denying it in part. The court dismissed all claims against the Company and the Bank's independent director. The court dismissed several of the claims against the defendants but granted the trustee the right to file an amended complaint. On June 20, 2023, the trustee filed his third amended complaint. The trustee alleges many of the same claims that were alleged in the second amended complaint. The defendants filed a motion to dismiss the third amended complaint on July 25, 2023. The trustee subsequently filed a response to this motion. On November 26, 2023, the court issued its decision granting the defendants' motion to dismiss in part and denying it in part, with pre-trial discovery scheduled to start in early 2024 for all claims not dismissed by the court in its November ruling. Based on current information, we have determined that a material loss is neither probable nor estimable at this time, and the Bank and the four individual Bank representatives who remain as defendants intend to vigorously defend themselves against all allegations asserted in this amended complaint.
Restrictions on Cash:
The Federal Reserve Bank eliminated the reserve requirement for all depository institutions in March of 2020. Therefore, the Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2023 and 2022.
Dividend Restriction:
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its stockholders. These restrictions currently pose no practical limit on the ability of the Bank or Company to pay dividends at historical levels.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Adoption of New Accounting Standards:
On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform of Financial Reporting." ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to to be discontinued. On December 22, 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (ASC848): Deferral of the Sunset Date of Topic 848", which provided a definitive sunset date of December 31, 2024 for the relief guidance under Topic 848. The ASU was effective immediately upon issuance.
The Company formed a cross-functional project team to lead the transition from LIBOR to a planned adoption of reference rates which included the Secure Overnight Financing Rate ("SOFR"), amongst others. The Company identified certain loans that renewed prior to 2021 and obtained updated reference rate language at the time of the renewal. Additionally, management utilized timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during the transitional period. The Company's policy is to adhere to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020. The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. The Company transitioned LIBOR-based loans to an alternative reference rate before June 30, 2023. The Company adopted the LIBOR transition relief allowed under this standard, and it did not have a material impact on the consolidated financial statements.
On March 28, 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (ASC 815): Fair Value Hedging - Portfolio Layer Method." ASC 815 previously permitted only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendment in this update allows nonrepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. That expanded scope allows an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. The update become effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASU 2022-01 on January 1, 2023, which did not have a material impact on the consolidated financial statements.
On March 31, 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures." The update amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosures requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of an existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications or receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The update is available for entities that have adopted the amendments in update

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company elected to early adopt the provisions of the ASU related to the discontinuance of TDR reporting, with retrospective application of modification reporting effective starting January 1, 2022. The Company adopted the provisions related to reporting of current-period gross write-offs within the vintage disclosures effective January 1, 2023. The adoption of the provisions contained within ASU 2022-20 did not have a material impact on the consolidated financial statements.
On March 28, 2023, the FASB issued ASU 2023-02, "Investments - Equity Method and Join Ventures (ASC 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." ASU 2014-01, "Investments - Equity method and Joint Ventures (ASC 323): Accounting for Investments in Qualified Affordable Housing Projects", previously introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met; however, this guidance limited the proportional amortization method to investments in low-income-housing tax credit (LIHTC) structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of net income tax expense (benefit). Equity investments in other tax credit structures are typically accounted for using the equity method, which results in investment income, gains and losses, and tax credits being presented gross on the income statement in their respective line items.
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
For public business entities, the amendments in this update are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. If early adoption is elected, the provisions shall be adopted as of the beginning of the fiscal year that includes the interim period of adoption. The amendments in this update must be applied on either a modified retrospective or a retrospective basis. The Company chose the modified retrospective approach and recorded a day one adjustment of less than $1.0 million to beginning retained earnings upon adoption of ASU 2023-02 on January 1, 2024, which did not have a material impact on the consolidated financial statements.
Newly Issued But Not Yet Effective Accounting Standards:
On October 9, 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative", which modified the disclosure or presentation requirements of a variety of Topics in the Codification and was intended to both clarify or improve such requirements and align the requirements with the SEC's regulations. The amendments to Topics of Codification provided in this update apply to all reporting entities within the scope of the affected Topics unless otherwise indicated by the update. Given the variety of Topics

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
amended, a broad range of entities may be affected by one or more of the amendments provided in the update. The Company evaluated the amendments provided in the update and believes certain of the disclosure improvements are applicable to the
Company's interim or annual disclosures. Subtopic 230-10, as amended, requires disclosure within the accounting policy in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented within the statement of cash flows. Subtopic 260-10, as amended, requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. Subtopic 470-10, as amended, requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on short-term borrowings outstanding as of the date of each balance sheet presented. The effective date for each amendment for entities subject to the SEC's existing disclosure requirements is the effective date of the removal of the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The amendments in the update are to be applied prospectively. The Company will apply prospectively the provisions provided in the amendments as such provisions become effective, and does not believe the application of these modified disclosure requirements will have a material impact on the consolidated financial statements. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment in the Update will be removed from the Codification and will not become effective.

On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures", intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment segment expenses. Provisions in the amendment include: (1) Requirement that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss (collectively referred to as the "significant expense principle"); (2) Requirement that a public entity disclose, on an an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss; (3) Requirement that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by ASC 280 in interim periods; (4) Clarification that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at lease one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements; (5) Requirement that a public entity disclose the title and position of the CODM and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (6) Requirement that a public entity that has a single reportable segment provide all the disclosures by the amendments in the update and all existing segment disclosures in ASC 280.

The amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. For public business entities, amendments in the update should be applied retrospectively to all periods presented in the financial statements, and upon transition the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of this standard on its disclosures, however does not expect adoption of the Update to have a material impact on the consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", to address investor requests for greater transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments are designed to enhance transparency surrounding income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by taxing jurisdiction, which will allow investors to better assess, in their capital allocation decisions, how an entity's operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. Other amendments in this Update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with the SEC's Regulation S-X 210.4-08(h), Rules of General Application-General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that are no longer considered cost beneficial or relevant.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The amendments in the Update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of this Update on its disclosures, however does not expect adoption of the Update to have a material impact on the consolidated financial statements.

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
Available-for-Sale Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2023 and 2022 is provided in the tables below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
2023
U.S. government sponsored agencies	$146,692	$0	$(27,213)	$0	$119,479
Mortgage-backed securities: residential	522,275	118	(74,551)	0	447,842
State and municipal securities	557,352	65	(73,010)	0	484,407
Total	$1,226,319	$183	$(174,774)	$0	$1,051,728

2022
U.S. Treasury securities	$3,057	$0	$(23)	$0	$3,034
U.S. government sponsored agencies	156,184	0	(29,223)	0	126,961
Mortgage-backed securities: residential	578,175	67	(85,934)	0	492,308
State and municipal securities	663,367	157	(100,299)	0	563,225
Total	$1,400,783	$224	$(215,479)	$0	$1,185,528
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross gains and unrealized gains and losses at December 31, 2023 and 2022 is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
2023
State and municipal securities	$129,918	$0	$(10,703)	$0	$119,215

2022
State and municipal securities	$128,242	$0	$(17,213)	$0	$111,029

NOTE 2 – SECURITIES (continued)
On April 1, 2022, the Company elected to transfer securities from available-for-sale to held-to-maturity as an overall balance sheet management strategy. The fair value of securities transferred was $127.0 million from available-for-sale to held-to-maturity. The unrealized loss on the securities transferred from available-for-sale to held-to-maturity was $24.4 million ($19.3 million, net of tax) based on the fair value of the securities on the transfer date and was $20.9 million ($16.5 million, net of tax) at December 31, 2023. The Company has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income (loss) at the time of the transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. No securities were transferred from available-for-sale to held-to-maturity during the year ended December 31, 2023.
Information regarding the fair value and amortized cost of available-for-sale and held-to-maturity debt securities by maturity as of December 31, 2023 is presented on the next page. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,190	$1,191	$0	$0
Due after one year through five years	8,011	7,421	0	0
Due after five years through ten years	40,627	38,730	0	0
Due after ten years	654,216	556,544	129,918	119,215
	704,044	603,886	129,918	119,215
Mortgage-backed securities	522,275	447,842	0	0
Total debt securities	$1,226,319	$1,051,728	$129,918	$119,215
Security proceeds, gross gains and gross losses for 2023, 2022 and 2021 were as follows:

(dollars in thousands)	2023	2022	2021
Sales of securities available-for-sale
Proceeds	$105,175	$25,332	$13,964
Gross gains	439	140	797
Gross losses	(464)	(119)	0
Number of securities	115	30	9
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

Securities with fair values of $792.0 million and $298.2 million were pledged as of December 31, 2023 and 2022, respectively, as collateral for borrowings from the FHLB and Federal Reserve Bank and for other purposes as permitted or required by law.

NOTE 2 – SECURITIES (continued)
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities securities with unrealized losses as of December 31, 2023 and 2022 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2023
U.S. government sponsored agencies	$0	$0	$119,479	$27,213	$119,479	$27,213
Mortgage-backed securities: residential	52	0	442,765	74,551	442,817	74,551
State and municipal securities	31,345	440	440,446	72,570	471,791	73,010
Total temporarily impaired	$31,397	$440	$1,002,690	$174,334	$1,034,087	$174,774

2022
U.S. Treasury securities	$3,034	$23	$0	$0	$3,034	$23
U.S. government sponsored agencies	8,420	1,350	118,541	27,873	126,961	29,223
Mortgage-backed securities: residential	165,897	18,637	323,727	67,297	489,624	85,934
State and municipal securities	277,967	33,405	244,436	66,894	522,403	100,299
Total temporarily impaired	$455,318	$53,415	$686,704	$162,064	$1,142,022	$215,479
Information regarding held-to-maturity securities with unrealized losses as of December 31, 2023 and 2022 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2023
State and municipal securities	$0	$0	$119,215	$10,703	$119,215	$10,703

2022
State and municipal securities	$0	$0	$111,029	$17,213	$111,029	$17,213

NOTE 2 – SECURITIES (continued)
The number of securities with unrealized losses as of December 31, 2023 and 2022 is presented below.

	Available-for-Sale			Held-to-Maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
2023
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	1	126	127	0	0	0
State and municipal securities	40	370	410	0	41	41
Total temporarily impaired	41	513	554	0	41	41

2022
U.S. Treasury securities	7	0	7	0	0	0
U.S. government sponsored agencies	1	16	17	0	0	0
Mortgage-backed securities: residential	95	41	136	0	0	0
State and municipal securities	269	223	492	0	41	41
Total temporarily impaired	372	280	652	0	41	41
Available-for-sale and held-to-maturity debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the consolidated income statement. For available-for-sale debt securities that do not meet the criteria and for held-to-maturity securities, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. For available-for-sale debt securities, any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes.
No allowance for credit losses for available-for-sale or held-to-maturity securities was recorded at December 31, 2023 or 2022. Accrued interest receivable on available-for-sale and held-to-maturity debt securities totaled $7.6 million and $8.9 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of credit losses.
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

NOTE 3 – LOANS
Total loans outstanding as of the years ended December 31, 2023 and 2022 consisted of the following:

(dollars in thousands)	2023	2022
Commercial and industrial loans:
Working capital lines of credit loans	$604,893	$650,948
Non-working capital loans	815,871	842,101
Total commercial and industrial loans	1,420,764	1,493,049

Commercial real estate and multi-family residential loans:
Construction and land development loans	634,435	517,664
Owner occupied loans	825,464	758,091
Nonowner occupied loans	724,101	706,107
Multi-family loans	253,534	197,232
Total commercial real estate and multi-family residential loans	2,437,534	2,179,094

Agri-business and agricultural loans:
Loans secured by farmland	162,890	201,200
Loans for agricultural production	225,874	230,888
Total agri-business and agricultural loans	388,764	432,088

Other commercial loans	120,726	113,593
Total commercial loans	4,367,788	4,217,824

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	258,103	212,742
Open end and junior lien loans	189,663	175,575
Residential construction and land development loans	8,421	19,249
Total consumer 1-4 family mortgage loans	456,187	407,566

Other consumer loans	96,022	88,075
Total consumer loans	552,209	495,641
Gross loans	4,919,997	4,713,465
Less: Allowance for credit losses	(71,972)	(72,606)
Net deferred loan fees	(3,463)	(3,069)
Loans, net	$4,844,562	$4,637,790
The recorded investment in loans does not include accrued interest, which totaled $21.5 million and $18.4 million at December 31, 2023 and 2022, respectively.
The Company had $238,000 and $306,000 in residential real estate loans in process of foreclosure as of December 31, 2023 and 2022, respectively.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
The Company adopted ASC 326 using the modified retrospective for all financial assets measured at amortized cost. Results for reporting periods after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2023, 2022 and 2021:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
2023
Beginning balance	$35,290	$27,394	$4,429	$917	$3,001	$1,021	$554	$72,606
Provision for credit losses	1,209	3,619	(279)	212	598	673	(182)	5,850
Loans charged-off	(6,341)	0	0	0	(163)	(828)	0	(7,332)
Recoveries	180	322	0	0	38	308	0	848
Net loans (charged-off) recovered	(6,161)	322	0	0	(125)	(520)	0	(6,484)
Ending balance	$30,338	$31,335	$4,150	$1,129	$3,474	$1,174	$372	$71,972

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
2022
Beginning balance	$30,595	$26,535	$5,034	$1,146	$2,866	$1,147	$450	$67,773
Provision for credit losses	8,646	1,179	(605)	(229)	125	155	104	9,375
Loans charged-off	(4,022)	(597)	0	0	(42)	(473)	0	(5,134)
Recoveries	71	277	0	0	52	192	0	592
Net loans (charged-off) recovered	(3,951)	(320)	0	0	10	(281)	0	(4,542)
Ending balance	$35,290	$27,394	$4,429	$917	$3,001	$1,021	$554	$72,606

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
2021
Beginning balance	$28,333	$22,907	$3,043	$416	$2,619	$951	$3,139	$61,408
Impact of adopting ASC 326	4,312	4,316	1,060	941	953	349	(2,881)	9,050
Provision for credit losses	1,966	(632)	611	(211)	(777)	(72)	192	1,077
Loans charged-off	(5,575)	(70)	0	0	(51)	(287)	0	(5,983)
Recoveries	1,559	14	320	0	122	206	0	2,221
Net loans (charged-off) recovered	(4,016)	(56)	320	0	71	(81)	0	(3,762)
Ending balance	$30,595	$26,535	$5,034	$1,146	$2,866	$1,147	$450	$67,773

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
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

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following tables summarize the risk category of loans by loan segment and origination date as of December 31, 2023 and 2022. Balances presented are at the amortized cost basis by origination year.

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$193	$1,876	$2,214	$1,132	$0	$50	$5,465	$532,086	$537,551
Special Mention	0	0	0	0	0	0	0	46,498	46,498
Substandard	0	200	0	0	125	0	325	20,516	20,841
Total	193	2,076	2,214	1,132	125	50	5,790	599,100	604,890
Working capital lines of credit loans:
Current period gross write offs	0	0	75	0	139	0	214	327	541
Non-working capital loans:
Pass	199,071	224,333	85,273	49,999	28,773	10,501	597,950	171,264	769,214
Special Mention	4,038	9,577	1,051	2,498	2,306	4,298	23,768	5,477	29,245
Substandard	3,754	1,612	683	3,892	51	218	10,210	397	10,607
Not Rated	2,585	1,999	881	707	162	18	6,352	0	6,352
Total	209,448	237,521	87,888	57,096	31,292	15,035	638,280	177,138	815,418
Non-working capital loans:
Current period gross write offs	0	5,445	0	178	129	0	5,752	48	5,800
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	50,693	15,558	17,655	0	177	0	84,083	547,570	631,653
Total	50,693	15,558	17,655	0	177	0	84,083	547,570	631,653
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	144,411	132,850	156,680	132,407	61,415	118,406	746,169	40,288	786,457
Special Mention	7,597	686	4,913	0	1,394	2,245	16,835	14,739	31,574
Substandard	362	250	3,325	1,474	345	1,161	6,917	0	6,917
Total	152,370	133,786	164,918	133,881	63,154	121,812	769,921	55,027	824,948
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Nonowner occupied loans:
Pass	123,633	158,415	112,582	134,050	87,288	66,755	682,723	27,860	710,583
Special Mention	4,503	0	6,257	0	0	2,246	13,006	0	13,006
Total	128,136	158,415	118,839	134,050	87,288	69,001	695,729	27,860	723,589
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multi-family loans:
Pass	90,954	23,315	9,042	35,648	13,971	14,609	187,539	45,987	233,526
Special Mention	19,671	0	0	0	0	0	19,671	0	19,671
Total	110,625	23,315	9,042	35,648	13,971	14,609	207,210	45,987	253,197
Multi-family loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	24,503	32,060	25,308	27,924	9,104	19,160	138,059	24,724	162,783
Substandard	0	0	0	0	0	100	100	0	100
Total	24,503	32,060	25,308	27,924	9,104	19,260	138,159	24,724	162,883
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	28,657	13,589	27,175	25,504	3,533	10,429	108,887	116,406	225,293
Special Mention	0	0	187	0	0	0	187	500	687
Total	28,657	13,589	27,362	25,504	3,533	10,429	109,074	116,906	225,980
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	7,058	26,918	33,247	13,684	90	7,332	88,329	29,819	118,148
Special Mention	0	0	0	0	0	2,419	2,419	0	2,419
Total	7,058	26,918	33,247	13,684	90	9,751	90,748	29,819	120,567
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans
Pass	9,910	10,541	12,486	8,614	3,924	4,625	50,100	8,330	58,430
Special Mention	0	0	0	519	0	0	519	0	519
Substandard	87	0	96	123	0	253	559	0	559
Not Rated	64,233	51,018	38,014	17,432	4,314	23,225	198,236	0	198,236
Total	74,230	61,559	50,596	26,688	8,238	28,103	249,414	8,330	257,744
Closed end first mortgage loans
Current period gross write offs	0	0	0	0	0	0	0	0	0

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
Open end and junior lien loans
Pass	557	137	491	335	0	6	1,526	8,689	10,215
Substandard	108	0	23	0	26	48	205	68	273
Not Rated	24,792	29,648	8,471	1,554	2,286	1,962	68,713	112,371	181,084
Total	25,457	29,785	8,985	1,889	2,312	2,016	70,444	121,128	191,572
Open end and junior lien loans
Current period gross write offs	0	50	14	0	0	0	64	99	163
Residential construction loans
Not Rated	1,525	2,982	1,515	839	263	1,220	8,344	0	8,344
Total	1,525	2,982	1,515	839	263	1,220	8,344	0	8,344
Residential construction loans
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans
Pass	1,082	789	1,391	301	0	0	3,563	11,894	15,457
Substandard	40	34	35	0	2	0	111	0	111
Not Rated	32,481	17,585	9,994	6,008	1,611	1,957	69,636	10,545	80,181
Total	33,603	18,408	11,420	6,309	1,613	1,957	73,310	22,439	95,749
Other consumer loans
Current period gross write offs	16	258	90	8	212	1	585	243	828

Total Loans	$846,498	$755,972	$558,989	$464,644	$221,160	$293,243	$3,140,506	$1,776,028	$4,916,534

Total current period gross write offs	$16	$5,753	$179	$186	$480	$1	$6,615	$717	$7,332

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$2,207	$2,718	$1,601	$0	$0	$0	$6,526	$597,108	$603,634
Special Mention	0	0	0	0	0	0	0	36,410	36,410
Substandard	200	0	0	300	0	0	500	10,495	10,995
Total	2,407	2,718	1,601	300	0	0	7,026	644,013	651,039
Non-working capital loans:
Pass	272,273	124,600	91,850	47,711	9,981	13,670	560,085	240,490	800,575
Special Mention	448	1,620	0	109	159	2,961	5,297	2,153	7,450
Substandard	11,831	872	5,021	194	1,351	3,979	23,248	4,171	27,419
Not Rated	2,891	1,550	1,254	413	120	23	6,251	0	6,251
Total	287,443	128,642	98,125	48,427	11,611	20,633	594,881	246,814	841,695
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	26,889	19,944	14,026	356	0	0	61,215	453,953	515,168
Total	26,889	19,944	14,026	356	0	0	61,215	453,953	515,168
Owner occupied loans:
Pass	113,656	179,014	139,880	97,353	65,519	97,335	692,757	40,533	733,290
Special Mention	2,960	7,608	0	446	1,491	8,054	20,559	0	20,559
Substandard	308	105	1,491	373	1,161	229	3,667	0	3,667
Total	116,924	186,727	141,371	98,172	68,171	105,618	716,983	40,533	757,516
Nonowner occupied loans:
Pass	194,294	125,190	134,661	91,907	15,109	64,874	626,035	68,603	694,638
Special Mention	0	11,024	0	0	0	0	11,024	0	11,024
Total	194,294	136,214	134,661	91,907	15,109	64,874	637,059	68,603	705,662
Multi-family loans:
Pass	38,460	25,741	36,929	35,695	2,046	28,866	167,737	7,349	175,086
Special Mention	21,855	0	0	0	0	0	21,855	0	21,855
Total	60,315	25,741	36,929	35,695	2,046	28,866	189,592	7,349	196,941
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	38,344	28,684	29,741	9,656	8,145	19,638	134,208	63,094	197,302
Special Mention	260	0	1,676	1,780	0	15	3,731	0	3,731
Substandard	0	0	0	0	0	145	145	0	145
Total	38,604	28,684	31,417	11,436	8,145	19,798	138,084	63,094	201,178
Loans for agricultural production:
Pass	6,040	30,262	22,167	3,625	9,248	4,539	75,881	143,599	219,480
Special Mention	947	243	7,262	928	0	0	9,380	2,129	11,509
Total	6,987	30,505	29,429	4,553	9,248	4,539	85,261	145,728	230,989
Other commercial loans:
Pass	27,097	4,815	17,911	147	931	10,985	61,886	48,295	110,181
Special Mention	0	0	0	0	0	3,160	3,160	0	3,160
Total	27,097	4,815	17,911	147	931	14,145	65,046	48,295	113,341
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans
Pass	8,768	12,809	12,289	4,805	4,045	3,860	46,576	5,634	52,210
Special Mention	0	0	552	0	0	0	552	0	552
Substandard	0	0	0	0	83	1,944	2,027	0	2,027
Not Rated	57,404	44,331	20,023	5,936	2,970	27,004	157,668	0	157,668
Total	66,172	57,140	32,864	10,741	7,098	32,808	206,823	5,634	212,457
Open end and junior lien loans
Pass	137	541	357	63	75	0	1,173	5,841	7,014
Substandard	0	0	0	31	49	0	80	111	191
Not Rated	44,472	13,597	3,014	3,616	1,476	2,252	68,427	101,750	170,177
Total	44,609	14,138	3,371	3,710	1,600	2,252	69,680	107,702	177,382
Residential construction loans
Not Rated	14,463	2,167	897	291	129	1,223	19,170	0	19,170
Total	14,463	2,167	897	291	129	1,223	19,170	0	19,170
Other consumer loans
Pass	1,344	1,841	432	600	0	948	5,165	16,152	21,317
Substandard	0	0	0	210	0	0	210	0	210
Not Rated	24,395	14,563	9,168	3,606	2,755	1,352	55,839	10,492	66,331
Total	25,739	16,404	9,600	4,416	2,755	2,300	61,214	26,644	87,858

TOTAL	$911,943	$653,839	$552,202	$310,151	$126,843	$297,056	$2,852,034	$1,858,362	$4,710,396

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
As of December 31, 2023 and 2022, $1.3 million and $1.5 million, respectively, in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration ("SBA").
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
The following table presents the aging of the amortized cost basis in past due loans as of December 31, 2023 and 2022 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
2023
Commercial and industrial loans:
Working capital lines of credit loans	$602,236	$0	$0	$602,236	$2,654	$0	$604,890
Non-working capital loans	805,305	1,372	0	806,677	8,741	244	815,418
Commercial real estate and multi-family residential loans:
Construction and land development loans	631,653	0	0	631,653	0	0	631,653
Owner occupied loans	821,701	0	0	821,701	3,247	1,161	824,948
Nonowner occupied loans	723,589	0	0	723,589	0	0	723,589
Multi-family loans	253,197	0	0	253,197	0	0	253,197
Agri-business and agricultural loans:
Loans secured by farmland	162,783	0	0	162,783	100	0	162,883
Loans for agricultural production	225,980	0	0	225,980	0	0	225,980
Other commercial loans	120,567	0	0	120,567	0	0	120,567
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	256,016	1,142	27	257,185	559	329	257,744
Open end and junior lien loans	190,956	344	0	191,300	272	164	191,572
Residential construction loans	8,344	0	0	8,344	0	0	8,344
Other consumer loans	95,135	502	0	95,637	112	3	95,749
Total	$4,897,462	$3,360	$27	$4,900,849	$15,685	$1,901	$4,916,534
As of December 31, 2023, there were an insignificant number of loans 30-89 days past due or greater than 89 days past due on nonaccrual. Additionally, interest income recognized on nonaccrual loans was insignificant during the year ended December 31, 2023.

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

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following tables present the amortized cost basis of collateral dependent loans by class of loan as of December 31, 2023 and 2022:

(dollars in thousands)	Real Estate	General Business Assets	Other	Total
2023
Commercial and industrial loans:
Working capital lines of credit loans	$50	$2,454	$0	$2,504
Non-working capital loans	40	8,202	400	8,642
Commercial real estate and multi-family residential loans:
Owner occupied loans	595	1,474	1,161	3,230
Nonowner occupied loans	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	0	100	0	100
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	559	0	0	559
Open end and junior lien loans	164	0	0	164
Other consumer loans	0	0	112	112
Total	$1,408	$12,230	$1,673	$15,311

(dollars in thousands)	Real Estate	General Business Assets	Other	Total
2022
Commercial and industrial loans:
Working capital lines of credit loans	$50	$5,402	$0	$5,452
Non-working capital loans	544	18,109	229	18,882
Commercial real estate and multi-family residential loans:
Owner occupied loans	413	1,491	1,161	3,065
Nonowner occupied loans	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	0	145	0	145
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,030	0	0	2,030
Open end and junior lien loans	188	0	0	188
Other consumer loans	0	0	7	7
Total	$3,225	$25,147	$1,397	$29,769

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
Modifications Made to Borrowers Experiencing Financial Difficulty
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point to estimate such credit losses is historical loss information. The Company uses a probability of default/loss given default model to determine the allowance for credit losses recorded at origination. Occasionally, the Company subsequently modifies loans for borrowers experiencing financial distress by providing the following forms of relief: forgiveness of loan principal, extension of repayment terms, reduction of interest rate or an other than insignificant payment delay. In some instances, the Company provides multiple types of concessions for such modifications. Because the effect of most modifications to borrowers experiencing financial difficulty is already included in the allowance for credit losses, no change to the allowance for credit losses is generally recorded for these modifications.
The following tables present the amortized cost basis at the end of the reporting period of loans that were experiencing financial difficulty and received a modification of terms during the twelve months ended December 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivables at the end of the reporting period is also presented below:

(dollars in thousands)	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension	Combination Principal Forgiveness, Interest Rate Reduction, Term Extension and Payment Delay	Total Modifications	Total Class of Financing Receivable
Twelve Months Ended December 31, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$1,912	$944	$0	$2,856	0.47%
Non-working capital loans	0	0	1,572	1,572	0.19
Total commercial and industrial loans	1,912	944	1,572	4,428	0.31
Total loan modifications made to borrowers experiencing financial difficulty	$1,912	$944	$1,572	$4,428	0.09%
The Company has no material commitments to lend additional funds to borrowers included in the previous table.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following table presents the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the twelve months ended December 31, 2023:

(dollars in thousands)	Principal Forgiveness	Interest Rate Reduction	Term Extension	Payment Delay	Total Class of Financing Receivable
Twelve Months Ended December 31, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$0	Reduction of two variable Prime Rate lines of credit to 1.00% Fixed Reduction of one variable line of credit from Prime plus 1.00% to 1.00% Fixed	Term extension for one variable rate line of credit from 12 months to 120 months	None	0.47%
Non-working capital loans (1)	9,380	Reduction of one term loan from Prime plus 0.75% to 1.00% Fixed	Term extension from 40 months to 60 months	Extension of amortization period from 40 months to 480 months with excess cash flow recapture provisions for earlier repayment	0.19
(1) Represents one $11.0 million non-working capital loan that received principal forgiveness of $9.4 million, of which $3.7 million and $5.6 million was charged off during the twelve months ended December 31, 2023 and 2022, respectively.
During the twelve months ended December 31, 2022, no modifications were made to loans for borrowers experiencing financial difficulty.
The company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At December 31, 2023, no loans receiving such a modification within the last twelve months were 30 days or greater past due.
At December 31, 2023, no loans receiving a modification due to borrower financial difficulty within the last twelve months has experienced a payment default.
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
Mortgage servicing rights:  As of December 31, 2023, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $2.2 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.5%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2023, the constant prepayment speed (“PSA”) used was 148 and discount rate used was 10.5%. At December 31, 2022, the PSA used was 159 and the discount rate used was 9.5%.
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

NOTE 5 – FAIR VALUE (continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	2023
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. government sponsored agency securities	$0	$119,479	$0	$119,479
Mortgage-backed securities: residential	0	447,842	0	447,842
State and municipal securities	0	482,127	2,280	484,407
Total Available-for-Sale Securities	0	1,049,448	2,280	1,051,728
Mortgage banking derivative	0	47	0	47
Interest rate swap derivative	0	27,189	0	27,189
Total assets	$0	$1,076,684	$2,280	$1,078,964

Liabilities:
Mortgage banking derivative	$0	$11	$0	$11
Interest rate swap derivative	0	27,190	0	27,190
Total liabilities	$0	$27,201	$0	$27,201

	2022
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. Treasury securities	$3,034	$0	$0	$3,034
U.S. government sponsored agency securities	0	126,961	0	126,961
Mortgage-backed securities: residential	0	492,308	0	492,308
State and municipal securities	0	561,150	2,075	563,225
Total Available-for-Sale Securities	3,034	1,180,419	2,075	1,185,528
Mortgage banking derivative	0	43	0	43
Interest rate swap derivative	0	36,920	0	36,920
Total assets	$3,034	$1,217,382	$2,075	$1,222,491

Liabilities:
Mortgage banking derivative	$0	$0	$0	$0
Interest rate swap derivative	0	36,921	0	36,921
Total liabilities	$0	$36,921	$0	$36,921
The fair value of Level 3 available-for-sale securities was immaterial to warrant additional recurring fair value disclosures as of December 31, 2023 and 2022.

NOTE 5 – FAIR VALUE (continued)

The tables below present the amount of assets measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022:

	2023
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$1,263	$1,263
Non-working capital loans	0	0	3,374	3,374
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	682	682
Agri-business and agricultural loans:
Loans secured by farmland	0	0	31	31
Total collateral dependent loans	$0	$0	$5,350	$5,350
Other real estate owned	0	0	384	384
Total assets	$0	$0	$5,734	$5,734

	2022
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$3,178	$3,178
Non-working capital loans	0	0	8,354	8,354
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	425	425
Agri-business and agricultural loans:
Loans secured by farmland	0	0	35	35
Total collateral dependent loans	$0	$0	$11,992	$11,992
Other real estate owned	0	0	100	100
Total assets	$0	$0	$12,092	$12,092

NOTE 5 – FAIR VALUE (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2023:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$4,637	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	64%	9%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential	682	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	37%	9%-69%

Collateral dependent loans:
Loans secured by farmland	31	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	69%
Other real estate owned	384	Appraisals	Discount to reflect current market conditions and ultimate collectability	36%

NOTE 5 – FAIR VALUE (continued)
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2022:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$11,532	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	62%	29%-99%

Collateral dependent loans:
Commercial real estate	425	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	57%	37%-76%

Collateral dependent loans:
Loans secured by farmland	35	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	76%
Other real estate owned	100	Appraisals	Discount to reflect current market conditions and ultimate collectability	68%

NOTE 5 – FAIR VALUE (continued)

The following tables contain the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2023 and 2022. Items which are not financial instruments are not included.

	2023
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$151,824	$151,824	$0	$0	$151,824
Securities available-for-sale	1,051,728	0	1,049,448	2,280	1,051,728
Securities held-to-maturity	129,918	0	119,215	0	119,215
Real estate mortgages held-for-sale	1,158	0	1,158	0	1,158
Loans, net	4,844,562	0	0	4,694,532	4,694,532
Mortgage banking derivative	47	0	47	0	47
Interest rate swap derivative	27,189	0	27,189	0	27,189
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	30,011	0	8,558	21,453	30,011
Financial Liabilities:
Certificates of deposit	1,016,821	0	1,010,172	0	1,010,172
All other deposits	4,703,704	4,703,704	0	0	4,703,704
Federal Home Loan Bank advances	50,000	50,000	0	0	50,000
Mortgage banking derivative	11	0	11	0	11
Interest rate swap derivative	27,190	0	27,190	0	27,190
Standby letters of credit	289	0	0	289	289
Accrued interest payable	20,893	753	20,140	0	20,893

NOTE 5 – FAIR VALUE (continued)

	2022
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$130,282	$129,069	$1,213	$0	$130,282
Securities available-for-sale	1,185,528	3,034	1,180,419	2,075	1,185,528
Securities held-to-maturity	128,242	0	111,029	0	111,029
Real estate mortgages held-for-sale	357	0	372	0	372
Loans, net	4,637,790	0	0	4,454,678	4,454,678
Mortgage banking derivative	43	0	43	0	43
Interest rate swap derivative	36,920	0	36,920	0	36,920
Federal Reserve and Federal Home Loan Bank Stock	15,795	N/A	N/A	N/A	N/A
Accrued interest receivable	27,994	0	9,598	18,396	27,994
Financial Liabilities:
Certificates of deposit	626,186	0	621,206	0	621,206
All other deposits	4,834,434	4,834,434	0	0	4,834,434
Federal Funds purchased	22,000	22,000	0	0	22,000
Federal Home Loan Bank advances	275,000	275,000	0	0	275,000
Interest rate swap derivative	36,921	0	36,921	0	36,921
Standby letters of credit	249	0	0	249	249
Accrued interest payable	3,186	486	2,700	0	3,186

NOTE 6 – LAND, PREMISES AND EQUIPMENT, NET
Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Land	$12,472	$12,472
Premises and improvements	63,862	61,185
Equipment and furniture	37,483	37,460
Total cost	113,817	111,117
Less accumulated depreciation	55,918	53,020
Land, premises and equipment, net	$57,899	$58,097
The Company had no land, premises and equipment held for sale and included in other assets as of December 31, 2023 and 2022.
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
There have been no changes in the $5.0 million carrying amount of goodwill since 2002.
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2023, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. The Company’s annual impairment analysis was performed as of May 31, 2023. Circumstances did not substantially change during the second half of the year such that the Company believed it was necessary to perform an additional impairment analysis.
NOTE 8 – DEPOSITS
The following table details total deposits as of December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Non-interest bearing demand deposits	$1,353,477	$1,736,761
Savings and transaction accounts:
Savings deposits	301,168	403,773
Interest bearing demand deposits	3,049,059	2,693,900
Time deposits:
Other time deposits	224,083	170,759
Deposits of $100,000 to $250,000	235,096	185,194
Deposits of $250,000 or more	557,642	270,233
Total deposits	$5,720,525	$5,460,620

NOTE 8 – DEPOSITS (continued)

At December 31, 2023, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2024	$879,303
Maturing in 2025	84,751
Maturing in 2026	16,885
Maturing in 2027	31,638
Maturing in 2028	4,110
Thereafter	134
Total time deposits	$1,016,821
During 2023 and 2022 the Bank entered into agreements with IntraFi Network relative to their Insured Cash Sweep One-Way Buy program. As of December 31, 2023 and 2022 the total amount available to the Bank via this program was $100.0 million, of which, $10.0 million was drawn.
NOTE 9 – BORROWINGS
The following table details outstanding fixed rate bullet advances with the Federal Home Loan Bank ("FHLB") of Indianapolis for the years ended December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Federal Home Loan Bank of Indianapolis	$50,000	$275,000
The advance outstanding at December 31, 2023 was a fixed-rate bullet advance and could not be prepaid by the Company without a penalty. The advance had an interest rate of 5.55% and matured on January 5, 2024. The note required payment at maturity and was secured by residential real estate loans and securities with a carrying value of approximately $824.0 million at December 31, 2023.
The advance outstanding at December 31, 2022 was a fixed-rate bullet advance and could not be prepaid by the Company without a penalty. The advance had an interest rate of 4.21% and matured on January 5, 2023. The note required payment at maturity and was secured by residential real estate loans and securities with a carrying value of $549.0 million.
At December 31, 2023 and 2022, the Company owned $18.0 million and $12.4 million, respectively, of FHLB stock which also secures debts owed to the FHLB. The Company is authorized by the Board to borrow up to $800.0 million at the FHLB, but availability is limited to $574.9 million based on collateral and outstanding borrowings. Federal Reserve Discount Window borrowings were secured by commercial loans and investment securities with a carrying value of $1.59 billion and $928.6 million as of December 31, 2023 and 2022. The Company had a borrowing capacity of $1.26 billion and $758.3 million at the Federal Reserve Bank as of December 31, 2023 and 2022, respectively. The Company enrolled in the Federal Reserve Bank Term Funding Program, initiated in March 2023, and had borrowings secured by investment securities with a collateral value of $150.5 million as of December 31, 2023. There were no borrowings outstanding under either program at the Federal Reserve Bank at December 31, 2023 and 2022.
The Company had $325.0 million and $350.0 million of availability in federal funds lines with eleven correspondent banks as of December 31, 2023 and 2022, respectively; $0 and $22.0 million were drawn upon as of December 31, 2023 and 2022, respectively. The Bank is also a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the Exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an ‘offer’ out to sell that day. The total amount approved for the Bank via AFX banks was $319.0 million at December 31, 2023 and 2022. There were no amounts drawn as of December 31, 2023 and 2022.

NOTE 9 – BORROWINGS (continued)
On October 11, 2023, the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million. This credit agreement replaced an existing agreement of $12.5 million in place with a different financial institution that the Company terminated on October 11, 2023. There were no borrowings outstanding on either credit agreement at December 31, 2023 or December 31, 2022. Funds provided under the current agreement may be used to repurchase shares of the Company's common stock under the share repurchase program, which was reauthorized by the Company's board of directors on April 11, 2023 and expires on April 30, 2025, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed.
NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS
In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, six retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2023 and 2022.
Information as to the Company’s employee benefit plans at December 31, 2023 and 2022 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2023	2022	2023	2022
Change in benefit obligation:
Beginning benefit obligation	$1,546	$2,298	$700	$867
Interest cost	75	53	33	20
Actuarial (gain) loss	(112)	(611)	93	(52)
Benefits paid	(12)	(194)	(133)	(135)
Ending benefit obligation	1,497	1,546	693	700

Change in plan assets (primarily equity and fixed income investments and money market funds), at fair value:
Beginning plan assets	1,820	2,303	606	848
Actual return	232	(289)	73	(107)
Employer contribution	0	0	0	0
Benefits paid	(217)	(194)	(133)	(135)
Ending plan assets	1,835	1,820	546	606
Funded status at end of year	$338	$274	$(147)	$(94)
Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2023	2022	2023	2022
Funded status included in other liabilities	$338	$274	$(147)	$(94)
Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2023	2022	2023	2022
Net actuarial loss	$478	$538	$502	$487

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
The accumulated benefit obligation for the pension plan was $1.5 million for both December 31, 2023 and 2022. The accumulated benefit obligation for the SERP was $693,000 and $700,000 for December 31, 2023 and 2022, respectively.
Net period benefit cost and other amounts recognized in other comprehensive income (loss) include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2023	2022	2021	2023	2022	2021
Net pension expense:
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	75	53	52	33	20	18
Expected return on plan assets	(123)	(130)	(133)	(38)	(45)	(47)
Recognized net actuarial (gain) loss	18	99	160	42	45	82
Settlement cost	27	23	65	0	0	0
Net pension expense	$(3)	$45	$144	$37	$20	$53

Net (gain) loss	$(43)	$(215)	$(350)	$56	$100	$(40)
Amortization of net loss	(17)	(99)	(160)	(42)	(45)	(82)
Total recognized in other comprehensive income (loss)	(60)	(314)	(510)	14	55	(122)
Total recognized in net pension expense and other comprehensive income (loss)	$(63)	$(269)	$(366)	$51	$75	$(69)
The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized (accreted) from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is ($34,000) for the pension plan and $42,000 for the SERP. The settlement costs in 2023, 2022 and 2021 were related to participants taking lump sum distributions from the pension plan during those years.
For 2023, 2022 and 2021, the assumed form of payment elected by active participants upon retirement was a lump sum to reflect participant trends. The lump sum assumed interest rates, on the next page, for December 31, 2023, 2022 and 2021 reflect the mortality table in effect for 2023, 2022 and 2021, respectively. For 2023, 2022, and 2021, the mortality assumption was the PRI-2012 White Collar Mortality Table, with full generational Projection Scale MP-2021 at year-end.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

	Pension Benefits			SERP Benefits
	2023	2022	2021	2023	2022	2021
The following assumptions were used in calculating the net benefit obligation:
Weighted average discount rate	4.83%	5.03%	2.49%	4.83%	5.03%	2.49%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates First 5 years	5.77%	5.10%	0.87%	N/A	N/A	N/A
Next 15 years	6.14%	5.83%	2.74%	N/A	N/A	N/A
All future years	6.19%	5.68%	3.16%	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	5.03%	2.49%	2.08%	5.03%	2.49%	2.08%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
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

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The Company’s pension plan asset allocation at year end 2023 and 2022, target allocation for 2024, and expected long-term rate of return by asset category are as follows:

	Target Allocation			Percentage of Plan Assets at Year End		Weighted Average Expected Long-Term Rate of Return
Asset Category	2024			2023	2022
Equity securities	55	-	65%	63%	60%	8.85%
Debt securities	35	-	45%	34%	39%	3.00%
Other	5	-	10%	3%	1%	0.10%
Total				100%	100%	6.50%
The Company’s SERP plan asset allocation at year end 2023 and 2022, target allocation for 2024, and expected long-term rate of return by asset category are as follows:

	Target Allocation			Percentage of Plan Assets at Year End		Weighted Average Expected Long-Term Rate of Return
Asset Category	2024			2023	2022
Equity securities	55	-	65%	65%	62%	8.85%
Debt securities	35	-	45%	33%	35%	3.00%
Other	5	-	10%	2%	3%	0.10%
Total				100%	100%	6.50%
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

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company’s pension plan assets at December 31, 2023, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$763	$763	$0	$0
Equity securities - US mid cap stock mutual funds	44	44	0	0
Equity securities - US small cap stock mutual funds	135	135	0	0
Equity securities - international stock mutual funds	143	143	0	0
Equity securities - emerging markets stock mutual funds	68	68	0	0
Debt securities - intermediate term bond mutual funds	373	373	0	0
Debt securities - short term bond mutual funds	153	153	0	0
Debt securities - high yield bond mutual funds	18	18	0	0
Debt securities - nontraditional bond mutual funds	12	12	0	0
Debt securities - bank loan mutual funds	35	35	0	0
Debt securities - preferred stock mutual funds	36	36	0	0
Cash - money market account	55	55	0	0
Total	$1,835	$1,835	$0	$0
The fair values of the Company’s pension plan assets at December 31, 2022, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$718	$718	$0	$0
Equity securities - US mid cap stock mutual funds	43	43	0	0
Equity securities - US small cap stock mutual funds	131	131	0	0
Equity securities - international stock mutual funds	158	158	0	0
Equity securities - emerging markets stock mutual funds	34	34	0	0
Debt securities - intermediate term bond mutual funds	232	232	0	0
Debt securities - short term bond mutual funds	484	484	0	0
Cash - money market account	20	20	0	0
Total	$1,820	$1,820	$0	$0
There were no Level 2 or 3 securities during either year.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company’s SERP assets at December 31, 2023, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$236	$236	$0	$0
Equity securities - US mid cap stock mutual funds	42	42	0	0
Equity securities - US small cap stock mutual funds	13	13	0	0
Equity securities - emerging markets stock mutual funds	20	20	0	0
Equity securities - international stock mutual funds	45	45	0	0
Debt securities - intermediate term bond mutual funds	107	107	0	0
Debt securities - short term bond mutual funds	44	44	0	0
Debt securities - high yield bond mutual funds	5	5	0	0
Debt securities - nontraditional bond mutual funds	4	4	0	0
Debt securities - bank loan mutual funds	10	10	0	0
Debt securities - preferred stock mutual funds	10	10	0	0
Cash - money market account	10	10	0	0
Total	$546	$546	$0	$0
The fair values of the Company’s SERP assets at December 31, 2022, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$249	$249	$0	$0
Equity securities - US mid cap stock mutual funds	16	16	0	0
Equity securities - US small cap stock mutual funds	43	43	0	0
Equity securities - emerging markets stock mutual funds	12	12	0	0
Equity securities - international stock mutual funds	57	57	0	0
Debt securities - intermediate term bond mutual funds	63	63	0	0
Debt securities - short term bond mutual funds	149	149	0	0
Cash - money market account	17	17	0	0
Total	$606	$606	$0	$0
There were no Level 2 or 3 securities during either year.
Contributions
The Company did not contribute to its pension or SERP plans in 2023.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next ten years:

Plan Year	Pension Benefits	SERP Benefits
(dollars in thousands)
2024	$185	$129
2025	176	120
2026	186	109
2027	132	97
2028	132	84
2029-2033	491	232
NOTE 11 – OTHER BENEFIT PLANS
401(k) Plan
The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employee contributions up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $2.0 million, $2.4 million and $2.3 million in 2023, 2022 and 2021, respectively.
Deferred Compensation Plan
Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The expense (benefit) recognized was $425,000, ($1.0) million and $1.2 million during the years ended December 31, 2023, 2022 and 2021, respectively. This resulted in a deferred compensation liability of $4.1 million and $6.1 million as of year end 2023 and 2022, respectively. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.
Employee Agreements
Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $5.1 million as of December 31, 2023. On December 31, 2023, no amounts were accrued on these contingent obligations.
Directors’ Deferred Compensation and Cash Plans
The Company maintains a directors’ deferred compensation plan and a cash plan. The amount owed to directors for fees under the deferred directors’ compensation and cash plans as of December 31, 2023 and 2022 was $5.8 million and $5.6 million, respectively. The related expense for the deferred directors’ compensation and cash plans for the years ended December 31, 2023, 2022 and 2021 was $432,000, $458,000 and $482,000, respectively.

NOTE 12 – INCOME TAXES
Income tax expense for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

(dollars in thousands)	2023	2022	2021
Current federal	$16,171	$22,825	$21,329
Deferred federal	1,302	(2,327)	(1,249)
Current state	(131)	1,297	1,892
Deferred state	(776)	(448)	(261)
Total income tax expense	$16,566	$21,347	$21,711
The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes were as follows:

(dollars in thousands)	2023	2022	2021
Income taxes at statutory federal rate of 21%	$23,170	$26,284	$24,663
Increase (decrease) in taxes resulting from:
Tax exempt income	(4,226)	(4,438)	(2,822)
Nondeductible expense	269	159	116
State income tax, net of federal tax effect	(716)	671	1,288
Captive insurance premium income	(261)	(417)	(303)
Tax credits	(713)	(586)	(578)
Bank owned life insurance	(658)	(78)	(596)
Long-term incentive plan and deferred compensation	(715)	(530)	(274)
Nondeductible compensation expense	784	181	156
Other	(368)	101	61
Total income tax expense	$16,566	$21,347	$21,711

NOTE 12 – INCOME TAXES (continued)
The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2023 and 2022 consisted of the following:

(dollars in thousands)	2023	2022
Deferred tax assets:
Bad debts	$18,384	$18,561
Pension and deferred compensation liability	1,823	2,272
Nonaccrual loan interest	494	256
Long-term incentive plan	2,342	2,894
Lease liability	1,199	1,354
Deferred loan fees	781	572
Accrued legal reserve	635	819
Net operating loss carryforward	913	0
Other	591	1,130
	27,162	27,858
Deferred tax liabilities:
Depreciation	3,645	4,257
Loan servicing rights	570	694
State taxes	949	786
Intangible assets	1,270	1,270
REIT spillover dividend	2,140	1,290
Prepaid expenses	801	988
Lease right of use	1,199	1,354
Other	480	585
	11,054	11,224
Valuation allowance	0	0
Net deferred tax asset	$16,108	$16,634
At December 31, 2023, the Company has Indiana net operating loss carryforwards of approximately $20.0 million that will expire in 2038 if not used. Management has concluded that the state net operating losses will be fully utilized and therefore no valuation allowance is necessary on the state net operating loss.
In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized net gain (loss) on securities available-for-sale included in equity was $41.1 million and $50.0 million for 2023 and 2022, respectively. The deferred income tax asset allocated to the pension plan and SERP included in equity was $243,000 and $255,000 for 2023 and 2022, respectively.
The Company evaluated its deferred tax asset at year end 2023 and has concluded that it is more likely than not that it will be realized. The Company expects to have taxable income in the future such that the deferred tax asset will be realized. Therefore, no valuation allowance is required.
Unrecognized Tax Benefits
The Company did not have any unrecognized tax benefits at December 31, 2023 or 2022. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the periods ending December 31, 2023, 2022 and 2021. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.
The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2019.

NOTE 13 – RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates as of December 31, 2023 and 2022 were as follows:

(dollars in thousands)	2023	2022
Beginning balance	$113,435	$99,865
New loans and advances	69,822	54,085
Effect of changes in related parties	230	(10,463)
Repayments and renewals	(51,006)	(30,052)
Ending balance	$132,481	$113,435
Deposits from principal officers, directors, and their affiliates at year end 2023 and 2022 were $22.5 million and $16.2 million, respectively.
The Company and Bank are an investor in certain funds managed by Centerfield Capital (“Centerfield”), a private equity investment firm. Faraz Abbasi, a director of the Company, is a Managing Partner and an owner of Centerfield. As of December 31, 2023 and 2022, the Company had an aggregate investment balance of approximately $3.0 million and $2.3 million, respectively, in such funds, which are included in other assets on the consolidated balance sheet, and had remaining commitments to invest up to approximately $2.3 million and $2.8 million, respectively. Under the terms of the applicable funds, Centerfield is entitled to customary management fees with respect to the amounts under management and investment gains, and it is estimated that Mr. Abbasi’s interest in such fees was less than $25,000 annually for the years ended December 31, 2023 and 2022.
NOTE 14 – STOCK BASED COMPENSATION
Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by the Company’s stockholders. At its inception there were 1,125,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 435,867 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Non-vested shares from the 2008 Plan that were unused at vesting were added to the shares available to grant of the 2013 Plan. Effective April 12, 2017, the Company adopted the Lakeland Financial Corporation 2017 Equity Incentive Plan (the “2017 Plan”), which was also approved by the Company’s stockholders and does not permit share recycling. At its inception there were 1,000,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. As of December 31, 2023, 279,618 shares were available for future grants in the 2017 Plan, which is the only active plan. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.
Included in net income for the years ended December 31, 2023, 2022 and 2021 was employee stock compensation expense of $3.7 million, $7.8 million and $7.2 million, and a related tax benefit of $908,000, $2.0 million and $1.8 million, respectively.
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
There were no stock option grants or modifications in 2023, 2022 or 2021. As of December 31, 2023, there was no unrecognized compensation cost related to non-vested stock options granted under the plan.
There were no options exercised during the years ended December 31, 2023, 2022 or 2021.
Restricted Stock Awards and Units
The fair value of restricted stock awards and units is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest after one year or more of service, determined at the grant date, with the exception of 13,000 shares granted to non-employee directors of the Board included as vested, below, which vested on the grant date.
A summary of the changes in the Company’s non-vested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	23,065	$76.13
Granted	40,109	63.36
Vested	(14,026)	61.84
Forfeited	(1,808)	73.32
Nonvested at December 31, 2023	47,340	$69.65
As of December 31, 2023, there was $862,000 unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $862,000, $1.2 million and $1.1 million, respectively.
Performance Stock Units
The fair value of stock awards is the closing price of the Company’s common stock on the date of grant, adjusted for the present value of expected dividends. The expected dividend rate is assumed to be the most recent dividend rate declared by the Board on the grant date. The grant date fair value of stock awards is assumed at the target payout rate. The stock awards fully vest on the third anniversary of the grant date. The 2022-2024, 2021-2023 and 2020-2022 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on beginning equity. Shares granted below include the number of shares assumed granted based on actual performance criteria of the 2022-2024, 2021-2023 and 2020-2022 Long-Term Incentive Plans at December 31, 2023.

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	304,621	$57.79
Granted, net	(33,137)	69.56
Vested	(107,789)	45.65
Forfeited	(7,489)	68.32
Nonvested at December 31, 2023	156,206	$63.18
As of December 31, 2023, there was $2.1 million of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted period of 1.5 years. The total fair value of shares vested during the year ended December 31, 2023, 2022 and 2021 was $7.8 million, $4.3 million and $5.2 million, respectively. During the years ended December 31, 2023, 2022 and 2021, 107,789, 53,670 and 83,216 shares vested, respectively.

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
The capital adequacy requirements were heightened by the Basel III Rule, previously defined, which went into effect on January 1, 2015 with a phase-in period for certain aspects of the rule through 2019. Under the Basel III rule, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.00% for 2015 to 2.50% by 2019. The capital conservation buffer for 2023 and 2022 was 2.50%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The quantitative measures established by regulation to ensure capital adequacy that were in effect on December 31, 2023 and 2022, require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total, Tier I and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2023 and 2022, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 15 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2023, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank’s category.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum "Required" to Be "Well" Capitalized Under "Prompt" Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$870,390	15.47%	$450,211	8.00%	$590,901	N/A	N/A	N/A
Bank	852,405	15.16	449,894	8.00	590,486	10.50%	$562,367	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	799,929	14.21	337,658	6.00	478,349	N/A	N/A	N/A
Bank	781,999	13.91	337,420	6.00	478,012	8.50	449,894	8.00
Common Equity Tier 1 (CET1)
Consolidated	799,929	14.21	253,243	4.50	393,934	N/A	N/A	N/A
Bank	781,999	13.91	253,065	4.50	393,657	7.00	365,539	6.50
Tier I Capital (to Average Assets)
Consolidated	799,929	11.82	270,636	4.00	270,636	N/A	N/A	N/A
Bank	781,999	11.58	270,041	4.00	270,041	4.00	337,551	5.00

As of December 31, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$821,008	15.07%	$435,786	8.00%	$571,969	N/A	N/A	N/A
Bank	801,044	14.74	434,758	8.00	570,620	10.50%	$543,448	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	752,751	13.82	326,840	6.00	463,023	N/A	N/A	N/A
Bank	732,966	13.49	326,069	6.00	461,930	8.50	434,758	8.00
Common Equity Tier 1 (CET1)
Consolidated	752,751	13.82	245,130	4.50	381,313	N/A	N/A	N/A
Bank	732,966	13.49	244,551	4.50	380,413	7.00	353,241	6.50
Tier I Capital (to Average Assets)
Consolidated	752,751	11.50	261,859	4.00	261,859	N/A	N/A	N/A
Bank	732,966	11.22	261,222	4.00	261,222	4.00	326,527	5.00
The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2023, approximately $116.7 million was available to be paid as dividends to the Company by the Bank.
The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2023. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 16 – OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2023 and 2022.

	2023
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(dollars in thousands)				Financial Instruments	Cash Collateral Position	Net Amount
Assets
Interest Rate Swap Derivatives	$27,189	$0	$27,189	$0	$(25,555)	$1,634
Total Assets	$27,189	$0	$27,189	$0	$(25,555)	$1,634
Liabilities
Interest Rate Swap Derivatives	$27,190	$0	$27,190	$0	$(90)	$27,100
Total Liabilities	$27,190	$0	$27,190	$0	$(90)	$27,100

	2022
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(dollars in thousands)				Financial Instruments	Cash Collateral Position	Net Amount
Assets
Interest Rate Swap Derivatives	$36,920	$0	$36,920	$0	$(34,185)	$2,735
Total Assets	$36,920	$0	$36,920	$0	$(34,185)	$2,735
Liabilities
Interest Rate Swap Derivatives	$36,921	$0	$36,921	$0	$(90)	$36,831
Total Liabilities	$36,921	$0	$36,921	$0	$(90)	$36,831
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

NOTE 17 – COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES
During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2023 and 2022, were as follows:

	2023		2022
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial loan lines of credit	$96,814	$2,373,830	$140,022	$2,129,211
Standby letters of credit	0	51,383	0	48,406
Real estate mortgage loans	302	4,271	377	5,668
Real estate construction mortgage loans	0	4,271	2,212	9,043
Home equity mortgage open-ended revolving lines	0	364,928	0	341,622
Consumer loan open-ended revolving lines	0	26,870	0	25,916
Total	$97,116	$2,825,553	$142,611	$2,559,866

The index on variable rate commercial loan commitments is principally the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2023 and 2022, were as follows:

	2023		2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial loan	1.00-14.50%	1.63-14.50%	1.99-14.50%	1.63-13.00%
Real estate mortgage loan	7.38%	4.63-13.50%	0.00-7.00%	3.13-12.50%
Consumer loan open-ended revolving line	15.00%	8.50-15.00%	15.00%	7.00-15.00%
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

NOTE 18 – PARENT COMPANY STATEMENTS
The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2023	2022
ASSETS
Deposits with Lake City Bank	$15,239	$386
Deposits with other depository institutions	1,887	1,954
Cash	17,126	2,340
Investments in banking subsidiary	631,774	549,031
Investments in other subsidiaries	0	3,845
Other assets	3,578	13,819
Total assets	$652,478	$569,035
LIABILITIES
Dividends payable and other liabilities	$2,774	$237
STOCKHOLDERS’ EQUITY	649,704	568,798
Total liabilities and stockholders’ equity	$652,478	$569,035
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Dividends from Lake City Bank	$46,263	$40,590	$47,355
Dividends from non-bank subsidiaries	1,525	1,300	1,035
Other income	5	1	3
Interest expense	0	0	(7)
Miscellaneous expense	(4,768)	(8,795)	(8,133)
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	43,025	33,096	40,253
Income tax benefit	1,957	2,770	2,360
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	44,982	35,866	42,613
Equity in undistributed income of subsidiaries	48,785	67,951	53,120
NET INCOME	$93,767	$103,817	$95,733
COMPREHENSIVE INCOME (LOSS)	$127,495	$(101,199)	$84,082

NOTE 18 – PARENT COMPANY STATEMENTS (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$93,767	$103,817	$95,733
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(48,785)	(67,951)	(53,120)
Other changes	16,601	6,157	5,177
Net cash from operating activities	61,583	42,023	47,790
Cash flows from investing activities:
Return of capital from subsidiary	3,602	0	0
Cash flows from investing activities	3,602	0	0
Cash flows from financing activities:
Proceeds from (payments on) short-term borrowings	0	0	(10,500)
Payments related to equity incentive plans	(3,135)	(1,780)	(1,914)
Purchase of treasury stock	(575)	(579)	(559)
Sales of treasury stock	405	221	115
Dividends paid	(47,094)	(40,838)	(34,640)
Cash flows from financing activities	(50,399)	(42,976)	(47,498)
Net increase (decrease) in cash and cash equivalents	14,786	(953)	292
Cash and cash equivalents at beginning of the year	2,340	3,293	3,001
Cash and cash equivalents at end of the year	$17,126	$2,340	$3,293
NOTE 19 – EARNINGS PER SHARE
Following are the factors used in the earnings per share computations:

(dollars in thousand except share and per share data)	2023	2022	2021
Basic earnings per common share:
Net income	$93,767	$103,817	$95,733
Weighted-average common shares outstanding	25,604,751	25,528,328	25,475,994
Basic earnings per common share	$3.67	$4.07	$3.76
Diluted earnings per common share:
Net income	$93,767	$103,817	$95,733
Weighted-average common shares outstanding for basic earnings per common share	25,604,751	25,528,328	25,475,994
Add: Dilutive effect of assumed exercises of stock options and awards	118,414	184,210	144,111
Average shares and dilutive potential common shares	25,723,165	25,712,538	25,620,105
Diluted earnings per common share	$3.65	$4.04	$3.74
There were no antidilutive stock options for 2023, 2022 and 2021.

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022, all shown net of tax:

(dollars in thousands)	Unrealized Gains and (Losses) on Available-for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2023	$(188,154)	$(769)	$(188,923)
Other comprehensive income (loss) before reclassification	32,105	(10)	32,095
Amounts reclassified from accumulated other comprehensive income (loss)	1,589	44	1,633
Net current period other comprehensive income (loss)	33,694	34	33,728
Balance at December 31, 2023	$(154,460)	$(735)	$(155,195)

(dollars in thousands)	Unrealized Gains and (Losses) on Available-for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$17,056	$(963)	$16,093
Other comprehensive income (loss) before reclassification	(206,392)	86	(206,306)
Amounts reclassified from accumulated other comprehensive income (loss)	1,182	108	1,290
Net current period other comprehensive income (loss)	(205,210)	194	(205,016)
Balance at December 31, 2022	$(188,154)	$(769)	$(188,923)

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
2023
(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,987)	Interest income
Realized gains and (losses) on available-for-sale securities	(25)	Net securities gains (losses)
Tax effect	423	Income tax expense
Subtotal	(1,589)	Net of tax
Amortization of defined benefit pension items(1)	(59)	Salaries and employee benefits
Tax effect	15	Income tax expense
Subtotal	(44)	Net of tax
Total reclassifications for the period	$(1,633)	Net income

2022
(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,518)	Interest income
Realized gains and (losses) on available-for-sale securities	21	Net securities gains (losses)
Tax effect	315	Income tax expense
Subtotal	(1,182)	Net of tax
Amortization of defined benefit pension items(1)	(144)	Salaries and employee benefits
Tax effect	36	Income tax expense
Subtotal	(108)	Net of tax
Total reclassifications for the period	$(1,290)	Net income

2021
(dollars in thousands)
Realized gains and (losses) on available-for-sale securities	$797	Net securities gains (losses)
Tax effect	(167)	Income tax expense
Subtotal	630	Net of tax
Amortization of defined benefit pension items(1)	(242)	Salaries and employee benefits
Tax effect	60	Income tax expense
Subtotal	(182)	Net of tax
Total reclassifications for the period	$448	Net income
(1)Included in the computation of net pension plan expense as more fully discussed in Note 10 – Pension and Other Postretirement Plans.

NOTE 21 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2023	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$90,942	$88,623	$84,482	$79,220
Interest expense	42,343	40,230	35,958	27,701
Net interest income	48,599	48,393	48,524	51,519
Provision for credit losses	300	400	800	4,350
Net interest income after provision	48,299	47,993	47,724	47,169
Noninterest income	17,208	10,835	11,501	10,314
Noninterest expense	29,445	29,097	42,734	29,434
Income tax expense	6,436	4,479	1,880	3,771
Net income	$29,626	$25,252	$14,611	$24,278

Basic earnings per common share	$1.16	$0.99	$0.57	$0.95
Diluted earnings per common share	$1.16	$0.98	$0.57	$0.94

2022	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$75,353	$62,558	$53,622	$48,034
Interest expense	18,516	10,066	4,944	3,154
Net interest income	56,837	52,492	48,678	44,880
Provision for credit losses	8,958	0	0	417
Net interest income after provision	47,879	52,492	48,678	44,463
Noninterest income	10,519	10,164	10,492	10,687
Noninterest expense	27,434	27,894	27,913	26,969
Income tax expense	4,987	6,237	5,584	4,539
Net income	$25,977	$28,525	$25,673	$23,642

Basic earnings per common share	$1.02	$1.12	$1.00	$0.93
Diluted earnings per common share	$1.01	$1.11	$1.00	$0.92
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
The following is a maturity analysis of the operating lease liabilities as of December 31, 2023:

Years ending December 31, (in thousands)	Operating Lease Obligation
2024	$744
2025	756
2026	731
2027	753
2028	593
2029 and thereafter	1,591
Total undiscounted lease payments	5,168
Less imputed interest	(473)
Lease liability	$4,695
Right-of-use asset	$4,695

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Lease cost
Operating lease cost	$724	$667	$536
Short-term lease cost	18	22	24
Total lease cost	$742	$689	$560

Other information
Operating cash outflows from operating leases	$724	$667	$536
Weighted-average remaining lease term - operating leases	6.3	7.3	7.9
Weighted average discount rate - operating leases	2.5%	2.5%	2.8%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Within the prior two years of the date of the most recent financial statement, there have been no changes in or disagreements with the Company’s accountants.
ITEM 9A. CONTROLS AND PROCEDURES
a)An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.
The Company’s independent registered public accounting firm (Crowe LLP - PCAOB ID: 173) has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.
c)There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained under the captions “Election of Directors,” “Corporate Governance and the Board of Directors” and “Delinquent Section 16(a) Reports” in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 9, 2024, to be filed with the SEC on Form DEF 14A, and such sections are incorporated herein by reference in response to this Item.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 9, 2024, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 9, 2024, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item.
See Item 5 above for equity compensation plan information.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 9, 2024, to be with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 13 - Related Party Transactions to the Company’s financial statements contained in Item 8.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 9, 2024, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The documents listed below are filed as a part of this report:
(a)Exhibits

Exhibit No.	Document	Location

3.1	Amended and Restated Articles of Incorporation of Lakeland Financial Corporation	Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 2022

3.2	Restated Bylaws of Lakeland Financial Corporation, as amended	Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 2022

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2003

4.2	Description of Securities	Exhibit 4.4 to the Company's Form 10-K for the fiscal year ended December 31, 2019

10.1*	Lakeland Financial Corporation 2008 Equity Incentive Plan	Exhibit 10.1 to the Company’s Form S-8 filed on May 14, 2008

10.2*	Amended and Restated Lakeland Financial Corporation Director’s Fee Deferral Plan	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.3*	Form of Change in Control Agreement entered into with David M. Findlay, Kevin L. Deardorff, Eric H. Ottinger, Michael E. Gavin, Lisa M. O’Neill and Kristin L. Pruitt	Exhibit 10.1 of the Company’s Form 8-K filed on March 2, 2016

10.4*	Amended and Restated Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.5*	First Amendment to Amended and Restated Employee Deferred Compensation Plan	Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 2020

10.6*	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2004

10.7*	Amended and Restated Long Term Incentive Plan	Exhibit 10.1 to the Company’s Form10-Q for the quarter ended September 30, 2009

10.8*	Lakeland Financial Corporation 2013 Equity Incentive Plan	Appendix A to the Definitive Proxy Statement on Form DEF-14A filed on March 4, 2013

10.9*	Form of Restricted Stock Award Agreement	Exhibit 4.3 to the Company’s Form S-8 filed on July 9, 2013

10.10*	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.4 to the Company’s Form S-8 filed on July 9, 2013

10.11*	Form of Restricted Stock Unit Award Agreement	Exhibit 4.5 to the Company’s Form S-8 filed on July 9, 2013

10.12*	Lakeland Financial Corporation 2017 Equity Incentive Plan	Exhibit 4.5 to the Company’s Form S-8 filed on April 13, 2017

10.13*	Form of Restricted Stock Unit Award Agreement	Exhibit 4.6 to the Company’s Form S-8 filed on April 13, 2017

10.14*	Form of Restricted Stock Award Agreement	Exhibit 4.7 to the Company’s Form S-8 filed on April 13, 2017

10.15*	Form of Restricted Stock Award Agreement	Exhibit 4.8 to the Company’s Form S-8 filed on April 13, 2017

10.16*	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.9 to the Company’s Form S-8 filed on April 13, 2017

10.17*	Lakeland Financial Corporation Amended and Restated 2017 Equity Incentive Plan	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2021

19.1	Lakeland Financial Corporation Insider Trading Policy	Attached hereto

21.1	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered Public Accounting Firm	Attached hereto

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

97.1	Clawback Policy	Attached hereto
* Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: February 21, 2024	By	/s/ David M. Findlay
David M. Findlay, Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Findlay
David M. Findlay	Chairman and Chief Executive Officer	February 21, 2024
(principal executive officer)

/s/ Kristin L. Pruitt
Kristin L. Pruitt	President and Director	February 21, 2024

/s/ Lisa M. O’Neill
Lisa M. O’Neill	Executive Vice President, Chief Financial Officer	February 21, 2024
(principal financial officer)

/s/ Brok A. Lahrman
Brok A. Lahrman	Senior Vice President, Finance and Chief Accounting Officer	February 21, 2024
(principal accounting officer)

/s/ A. Faraz Abbasi
A. Faraz Abbasi	Director	February 21, 2024

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	February 21, 2024

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	February 21, 2024

/s/Darrianne P. Christian
Darrianne P. Christian	Director	February 21, 2024

/s/ Michael L. Kubacki
Michael L. Kubacki	Director	February 21, 2024

/s/ Emily E. Pichon
Emily E. Pichon	Director	February 21, 2024

/s/ Steven D. Ross
Steven D. Ross	Director	February 21, 2024

/s/ Brian J. Smith
Brian J. Smith	Director	February 21, 2024

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	February 21, 2024

/s/ M. Scott Welch
M. Scott Welch	Director	February 21, 2024