Form 10-Q
period 2024-03-31
LAKELAND FINANCIAL CORP
filed 2024-05-01
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at April 25, 2024:  25,503,425

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$55,533	$70,451
Short-term investments	92,154	81,373
Total cash and cash equivalents	147,687	151,824

Securities available-for-sale, at fair value	1,014,481	1,051,728
Securities held-to-maturity, at amortized cost (fair value of $115,467 and $119,215, respectively)	130,335	129,918
Real estate mortgage loans held-for-sale	1,659	1,158
Loans, net of allowance for credit losses of $73,180 and $71,972	4,924,379	4,844,562
Land, premises and equipment, net	57,890	57,899
Bank owned life insurance	110,067	109,114
Federal Reserve and Federal Home Loan Bank stock	21,420	21,420
Accrued interest receivable	30,793	30,011
Goodwill	4,970	4,970
Other assets	123,180	121,425
Total assets	$6,566,861	$6,524,029

LIABILITIES
Noninterest bearing deposits	$1,254,200	$1,353,477
Interest bearing deposits	4,363,885	4,367,048
Total deposits	5,618,085	5,720,525

Federal Home Loan Bank advances	200,000	50,000

Accrued interest payable	14,524	20,893
Other liabilities	87,243	82,818
Total liabilities	5,919,852	5,874,236

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,966,500 shares issued and 25,503,425 outstanding as of March 31, 2024
25,903,686 shares issued and 25,430,566 outstanding as of December 31, 2023	125,873	127,692
Retained earnings	703,330	692,760
Accumulated other comprehensive income (loss)	(166,913)	(155,195)
Treasury stock at cost (463,075 shares as of March 31, 2024, 473,120 shares as of December 31, 2023)	(15,370)	(15,553)
Total stockholders’ equity	646,920	649,704
Noncontrolling interest	89	89
Total equity	647,009	649,793
Total liabilities and equity	$6,566,861	$6,524,029

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
NET INTEREST INCOME
Interest and fees on loans
Taxable	$82,042	$69,542
Tax exempt	900	901
Interest and dividends on securities
Taxable	3,039	3,513
Tax exempt	3,947	4,300
Other interest income	1,106	964
Total interest income	91,034	79,220

Interest on deposits	41,164	24,918
Interest on short-term borrowings	2,454	2,783
Total interest expense	43,618	27,701

NET INTEREST INCOME	47,416	51,519

Provision for credit losses	1,520	4,350

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	45,896	47,169

NONINTEREST INCOME
Wealth advisory fees	2,455	2,200
Investment brokerage fees	522	534
Service charges on deposit accounts	2,691	2,630
Loan and service fees	2,852	2,846
Merchant and interchange fee income	863	877
Bank owned life insurance income (loss)	1,036	691
Mortgage banking income (loss)	52	(99)
Net securities gains (losses)	(46)	16
Other income	2,187	619
Total noninterest income	12,612	10,314

NONINTEREST EXPENSE
Salaries and employee benefits	16,833	16,063
Net occupancy expense	1,740	1,572
Equipment costs	1,412	1,438
Data processing fees and supplies	3,839	3,452
Corporate and business development	1,381	1,431
FDIC insurance and other regulatory fees	789	795
Professional fees	2,463	2,121
Other expense	2,248	2,562
Total noninterest expense	30,705	29,434

INCOME BEFORE INCOME TAX EXPENSE	27,803	28,049
Income tax expense	4,402	3,771
NET INCOME	$23,401	$24,278

BASIC WEIGHTED AVERAGE COMMON SHARES	25,657,063	25,583,026

BASIC EARNINGS PER COMMON SHARE	$0.91	$0.95

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,747,643	25,742,885

DILUTED EARNINGS PER COMMON SHARE	$0.91	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$23,401	$24,278
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(15,389)	26,793
Reclassification adjust for amortization of unrealized losses on securities transferred to held-to-maturity	496	491
Reclassification adjustment for (gains) losses included in net income	46	(16)
Net securities gain (loss) activity during the period	(14,847)	27,268
Tax effect	3,118	(5,726)
Net of tax amount	(11,729)	21,542
Defined benefit pension plans:
Amortization of net actuarial loss	15	15
Net gain activity during the period	15	15
Tax effect	(4)	(4)
Net of tax amount	11	11
Total other comprehensive income (loss), net of tax	(11,718)	21,553
Comprehensive income	$11,683	$45,831

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2023	25,349,225	$127,004	$646,100	$(188,923)	$(15,383)	$568,798	$89	$568,887
Comprehensive income:
Net income			24,278			24,278		24,278
Other comprehensive income (loss), net of tax				21,553		21,553		21,553
Cash dividends declared and paid, $0.46 per share			(11,749)			(11,749)		(11,749)
Treasury shares purchased under deferred directors' plan	(2,800)	204			(204)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,855	(405)			405	0		0
Stock activity under equity compensation plans	71,637	(3,124)				(3,124)		(3,124)
Stock based compensation expense		2,161				2,161		2,161
Balance at March 31, 2023	25,430,917	$125,840	$658,629	$(167,370)	$(15,182)	$601,917	$89	$602,006

Balance at January 1, 2024	25,430,566	$127,692	$692,760	$(155,195)	$(15,553)	$649,704	$89	$649,793
Impact of adoption ASU 2023-02, net of tax			(532)			(532)		(532)
Adjusted Balance at January 1, 2024	25,430,566	127,692	692,228	(155,195)	(15,553)	649,172	89	649,261
Comprehensive income:
Net income			23,401			23,401		23,401
Other comprehensive income (loss), net of tax				(11,718)		(11,718)		(11,718)
Cash dividends declared and paid, $0.48 per share			(12,299)			(12,299)		(12,299)
Treasury shares purchased under deferred directors' plan	(3,230)	208			(208)	0		0
Treasury shares sold and distributed under deferred directors' plan	13,275	(391)			391	0		0
Stock activity under equity compensation plans	62,814	(2,516)				(2,516)		(2,516)
Stock based compensation expense		880				880		880
Balance at March 31, 2024	25,503,425	$125,873	$703,330	$(166,913)	$(15,370)	$646,920	$89	$647,009

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Three Months Ended March 31,	2024	2023
Cash flows from operating activities:
Net income	$23,401	$24,278
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,534	1,538
Provision for credit losses	1,520	4,350
Amortization of loan servicing rights	109	133
Loans originated for sale, including participations	(4,535)	(795)
Net gain on sales of loans	(108)	(34)
Proceeds from sale of loans, including participations	4,112	672
Net (gain) loss on sales of premises and equipment	13	(4)
Net (gain) loss on sales and calls of securities available-for-sale	46	(16)
Net securities amortization	1,264	1,192
Stock based compensation expense	880	2,161
Losses (earnings) on life insurance	(1,036)	(691)
Gain on life insurance	(243)	0
Tax benefit of stock award issuances	(201)	(720)
Net change:
Interest receivable and other assets	3,298	501
Interest payable and other liabilities	(5,260)	(5,122)
Total adjustments	1,393	3,165
Net cash from operating activities	24,794	27,443

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	7,136	87,471
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	13,537	19,500
Proceeds from maturities, calls and principal paydowns of securities held-to-maturity	0	5
Purchases of securities available-for-sale	0	(4,046)
Purchase of life insurance	(193)	(153)
Net (increase) decrease in total loans	(81,337)	(50,273)
Proceeds from sales of land, premises and equipment	3	11
Purchases of land, premises and equipment	(1,541)	(2,155)
Purchase of Federal Home Loan Bank stock	0	0
Proceeds from redemption of Federal Home Loan Bank stock	0	0
Proceeds from sales of other real estate	0	0
Proceeds from life insurance	536	0
Net cash from investing activities	(61,859)	50,360

Cash flows from financing activities:
Net increase (decrease) in total deposits	(102,440)	57,108
Net increase (decrease) in short-term borrowings	0	(22,000)
Proceeds from (payments on) short-term FHLB borrowings	150,000	(75,000)
Common dividends paid	(12,299)	(11,749)
Payments related to equity incentive plans	(2,516)	(3,124)
Purchase of treasury stock	(208)	(204)
Sale of treasury stock	391	405
Net cash from financing activities	32,928	(54,564)
Net change in cash and cash equivalents	(4,137)	23,239
Cash and cash equivalents at beginning of the period	151,824	130,282
Cash and cash equivalents at end of the period	147,687	153,521
Cash paid during the period for:
Interest	$49,988	25,462
Income taxes	0	0

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
This report is filed for Lakeland Financial Corporation (the "Company"), which has one wholly owned subsidiary, Lake City Bank (the "Bank"). Also included in this report are results for the Bank’s wholly owned subsidiary, LCB Investments II, Inc. ("LCB Investments"), which manages the Bank’s investment securities portfolio. LCB Investments owns LCB Funding, Inc. ("LCB Funding"), a real estate investment trust. All significant inter-company balances and transactions have been eliminated in consolidation.
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2024. The Company’s 2023 Annual Report on Form 10-K should be read in conjunction with these statements.
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
For public business entities, the amendments in this update were effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. The amendments in this update must be applied on either a modified retrospective or a retrospective basis. The Company chose the modified retrospective approach and recorded a day one adjustment of ($532,000), net of tax, to beginning retained earnings on January 1, 2024, which did not have a material impact on the consolidated financial statements.
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
On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures", intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Provisions in the amendment include: (1) Requirement that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss (collectively referred to as the "significant expense principle"); (2) Requirement that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss; (3) Requirement that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by ASC 280 in interim periods; (4) Clarification that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocation resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is the most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements; (5) Requirement that a public entity disclose the title and position of the CODM and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (6) Requirement that a public entity that has a single reportable segment provide all the disclosures by the amendments in the Update and all existing segment disclosures in ASC 280.
The amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. For public business entities, amendments in the Update should be applied retrospectively to all periods presented in the financial statements, and upon transition to the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of this standard on its disclosures, however does not expect adoption of the update to have a material impact of the consolidated financial statements.
On December 14, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", to address investor requests for greater transparency in regards to income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments are designed to enhance transparency surrounding income tax disclosures by requiring (1) Consistent categories and greater disaggregation of information in the rate reconciliation and (2) Income taxes paid disaggregation by taxing jurisdiction, which will allow investors to better assess, in their capital allocation decisions, how an entity's operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. Other amendments in this
Update are designed to improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (loss) and income tax expense (benefit) to be consistent with the SEC's Regulation S-X 210.4-08(h), Rules of General Application-General Notes to Financial Statements: Income Tax Expense, and (2) Removing disclosures that are no longer considered cost beneficial or relevant.
The amendments in this Update are effective for public business entities for annual periods beginning after December 31, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of this update on its disclosures, however does not expect the adoption of this update to have a material impact on the consolidated financial statements.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2024
U.S. government sponsored agencies	$144,693	$0	$(28,241)	$0	$116,452
Mortgage-backed securities: residential	511,037	86	(79,105)	0	432,018
State and municipal securities	548,685	21	(82,695)	0	466,011
Total	$1,204,415	$107	$(190,041)	$0	$1,014,481

December 31, 2023
U.S. government sponsored agencies	$146,692	$0	$(27,213)	$0	$119,479
Mortgage-backed securities: residential	522,275	118	(74,551)	0	447,842
State and municipal securities	557,352	65	(73,010)	0	484,407
Total	$1,226,319	$183	$(174,774)	$0	$1,051,728
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2024
State and municipal securities	$130,335	$0	$(14,868)	$0	$115,467

December 31, 2023
State and municipal securities	$129,918	$0	$(10,703)	$0	$119,215
The Company has the current intent and ability to hold held-to-maturity securities until maturity. All of the Company's securities designated as held-to-maturity were transferred from the available-for-sale classification. The net unrealized gain or loss on the transferred securities was recorded as a component of accumulated other comprehensive income (loss) at the time of the transfer and is amortized over the remaining life of the underlying securities as an adjustment to the yield on those securities. The net amount of the unamortized unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) was $20.4 million ($16.1 million, net of tax) at March 31, 2024.

Information regarding the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by maturity as of March 31, 2024 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$695	$695	$0	$0
Due after one year through five years	7,805	7,149	0	0
Due after five years through ten years	46,433	43,245	0	0
Due after ten years	638,445	531,374	130,335	115,467
	693,378	582,463	130,335	115,467
Mortgage-backed securities	511,037	432,018	0	0
Total debt securities	$1,204,415	$1,014,481	$130,335	$115,467
Available-for-sale securities proceeds, gross gains and gross losses are presented below.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Sales of securities available-for-sale
Proceeds	$7,136	$87,471
Gross gains	0	411
Gross losses	(46)	(395)
Number of securities	15	81
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
Securities with fair values of $642.0 million and $792.0 million were pledged as of March 31, 2024 and December 31, 2023, respectively, as collateral for borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of March 31, 2024 and December 31, 2023 is presented on the following page. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
U.S. government sponsored agencies	$0	$0	$116,452	$28,241	$116,452	$28,241
Mortgage-backed securities: residential	1,325	11	427,086	79,094	428,411	79,105
State and municipal securities	18,355	430	440,893	82,265	459,248	82,695
Total available-for-sale	$19,680	$441	$984,431	$189,600	$1,004,111	$190,041

December 31, 2023
U.S. government sponsored agencies	$0	$0	$119,479	$27,213	$119,479	$27,213
Mortgage-backed securities: residential	52	0	442,765	74,551	442,817	74,551
State and municipal securities	31,345	440	440,446	72,570	471,791	73,010
Total available-for-sale	$31,397	$440	$1,002,690	$174,334	$1,034,087	$174,774
Information regarding held-to-maturity securities with unrealized losses as of March 31, 2024 and December 31, 2023 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
State and municipal securities	$0	$0	$115,467	$14,868	$115,467	$14,868

December 31, 2023
State and municipal securities	$0	$0	$119,215	$10,703	$119,215	$10,703
The total number of securities with unrealized losses as of March 31, 2024 and December 31, 2023 is presented below.

	Available-for-Sale			Held-to-Maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
March 31, 2024
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	4	126	130	0	0	0
State and municipal securities	24	384	408	0	41	41
Total temporarily impaired	28	527	555	0	41	41

December 31, 2023
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	1	126	127	0	0	0
State and municipal securities	40	370	410	0	41	41
Total temporarily impaired	41	513	554	0	41	41
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
No allowance for credit losses for available-for-sale or held-to-maturity debt securities was recorded at March 31, 2024 or December 31, 2023. Accrued interest receivable on securities totaled $7.0 million and $7.6 million at March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.
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

NOTE 3. LOANS

(dollars in thousands)	March 31, 2024		December 31, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$646,459	12.9%	$604,893	12.3%
Non-working capital loans	830,817	16.6	815,871	16.6
Total commercial and industrial loans	1,477,276	29.5	1,420,764	28.9

Commercial real estate and multi-family residential loans:
Construction and land development loans	659,712	13.2	634,435	12.9
Owner occupied loans	833,410	16.7	825,464	16.8
Nonowner occupied loans	744,346	14.9	724,101	14.7
Multifamily loans	239,974	4.8	253,534	5.1
Total commercial real estate and multi-family residential loans	2,477,442	49.6	2,437,534	49.5

Agri-business and agricultural loans:
Loans secured by farmland	167,271	3.3	162,890	3.3
Loans for agricultural production	200,581	4.0	225,874	4.6
Total agri-business and agricultural loans	367,852	7.3	388,764	7.9

Other commercial loans:	120,302	2.4	120,726	2.5
Total commercial loans	4,442,872	88.8	4,367,788	88.8

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	260,633	5.2	258,103	5.2
Open end and junior lien loans	188,927	3.8	189,663	3.9
Residential construction and land development loans	10,956	0.2	8,421	0.2
Total consumer 1-4 family mortgage loans	460,516	9.2	456,187	9.3

Other consumer loans	97,369	2.0	96,022	1.9
Total consumer loans	557,885	11.2	552,209	11.2
Subtotal	5,000,757	100.0%	4,919,997	100.0%
Less: Allowance for credit losses	(73,180)		(71,972)
Net deferred loan fees	(3,198)		(3,463)
Loans, net	$4,924,379		$4,844,562
The recorded investment in loans does not include accrued interest, which totaled $22.7 million and $21.5 million as of March 31, 2024 and December 31, 2023, respectively.
The Company had $417,000 and $238,000 in residential real estate loans in the process of foreclosure as of March 31, 2024 and December 31, 2023, respectively.
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

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods ended:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended March 31, 2024
Beginning balance, January 1	$30,338	$31,335	$4,150	$1,129	$3,474	$1,174	$372	$71,972
Provision for credit losses	542	717	(38)	(107)	21	256	129	1,520
Loans charged-off	(194)	0	0	0	0	(310)	0	(504)
Recoveries	34	26	0	0	23	109	0	192
Net loans (charged-off) recovered	(160)	26	0	0	23	(201)	0	(312)
Ending balance	$30,720	$32,078	$4,112	$1,022	$3,518	$1,229	$501	$73,180

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended March 31, 2023
Beginning balance, January 1	$35,290	$27,394	$4,429	$917	$3,001	$1,021	$554	$72,606
Provision for credit losses	1,504	1,642	192	117	394	215	286	4,350
Loans charged-off	(5,644)	0	0	0	0	(252)	0	(5,896)
Recoveries	40	0	0	0	3	112	0	155
Net loans (charged-off) recovered	(5,604)	0	0	0	3	(140)	0	(5,741)
Ending balance	$31,190	$29,036	$4,621	$1,034	$3,398	$1,096	$840	$71,215

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

The following table summarizes the risk category of loans by loan segment and year of origination as of March 31, 2024:

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$0	$173	$1,910	$2,085	$1,014	$0	$5,182	$578,879	$584,061
Special Mention	0	0	0	0	0	0	0	44,314	44,314
Substandard	0	0	0	0	0	125	125	17,956	18,081
Total	0	173	1,910	2,085	1,014	125	5,307	641,149	646,456
Working capital lines of credit loans:
Current period gross write offs	0	0	94	0	0	0	94	87	181
Non-working capital loans:
Pass	29,281	205,939	199,954	80,369	46,724	35,984	598,251	190,808	789,059
Special Mention	586	3,077	10,126	955	1,293	4,593	20,630	4,317	24,947
Substandard	0	3,674	1,604	674	3,681	270	9,903	396	10,299
Not Rated	273	2,481	1,773	729	611	136	6,003	0	6,003
Total	30,140	215,171	213,457	82,727	52,309	40,983	634,787	195,521	830,308
Non-working capital loans:
Current period gross write offs	0	0	0	0	0	0	0	13	13
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	19,348	43,392	12,546	47,129	0	175	122,590	534,622	657,212
Total	19,348	43,392	12,546	47,129	0	175	122,590	534,622	657,212
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	11,403	141,477	133,033	153,999	128,260	168,796	736,968	58,965	795,933
Special Mention	0	7,510	15,265	4,867	0	3,582	31,224	0	31,224
Substandard	0	351	236	2,134	1,471	1,499	5,691	0	5,691
Total	11,403	149,338	148,534	161,000	129,731	173,877	773,883	58,965	832,848
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Nonowner occupied loans:
Pass	56,730	133,775	156,608	110,545	127,439	115,982	701,079	29,333	730,412
Special Mention	586	4,453	0	6,161	0	2,223	13,423	0	13,423
Total	57,316	138,228	156,608	116,706	127,439	118,205	714,502	29,333	743,835

Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	21,016	90,723	22,315	8,985	35,305	24,943	203,287	5,804	209,091
Special Mention	30,588	0	0	0	0	0	30,588	0	30,588
Total	51,604	90,723	22,315	8,985	35,305	24,943	233,875	5,804	239,679
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	3,516	23,636	31,737	24,413	27,560	25,108	135,970	31,201	167,171
Substandard	0	0	0	0	0	96	96	0	96
Total	3,516	23,636	31,737	24,413	27,560	25,204	136,066	31,201	167,267
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	1,142	28,938	19,910	26,414	24,782	12,545	113,731	86,270	200,001
Special Mention	0	0	0	182	0	0	182	500	682
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	0	0	0	0	0	0	0	0	0
Total	1,142	28,938	19,910	26,596	24,782	12,545	113,913	86,770	200,683
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	150	6,798	26,338	33,783	13,061	6,712	86,842	31,102	117,944
Special Mention	0	0	0	0	0	2,230	2,230	0	2,230
Total	150	6,798	26,338	33,783	13,061	8,942	89,072	31,102	120,174
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	5,928	10,099	10,300	12,237	7,113	7,967	53,644	6,473	60,117
Special Mention	0	0	0	0	510	0	510	0	510
Substandard	0	87	0	93	123	228	531	0	531
Not Rated	3,871	64,742	49,563	37,397	16,804	26,741	199,118	0	199,118

Total	9,799	74,928	59,863	49,727	24,550	34,936	253,803	6,473	260,276
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	0	775	0	478	327	6	1,586	9,349	10,935
Substandard	0	107	21	21	0	131	280	100	380
Not Rated	5,616	22,446	26,928	7,466	1,288	3,793	67,537	112,000	179,537
Total	5,616	23,328	26,949	7,965	1,615	3,930	69,403	121,449	190,852
Open end and junior lien loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Residential construction loans:
Not Rated	681	2,712	3,726	1,473	819	1,465	10,876	0	10,876
Total	681	2,712	3,726	1,473	819	1,465	10,876	0	10,876
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	1,121	994	769	1,277	275	0	4,436	12,221	16,657
Substandard	0	190	33	34	0	0	257	0	257
Not Rated	6,607	30,095	15,759	9,109	5,352	2,952	69,874	10,305	80,179
Total	7,728	31,279	16,561	10,420	5,627	2,952	74,567	22,526	97,093
Other consumer loans:
Current period gross write offs	1	73	136	20	0	26	256	54	310

Total Loans	$198,443	$828,644	$740,454	$573,009	$443,812	$448,282	$3,232,644	$1,764,915	$4,997,559

Total period gross write offs	$1	$73	$230	$20	$0	$26	$350	$154	$504
As of March 31, 2024, $1.2 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration ("SBA").

The following table summarizes the risk category of loans by loan segment and year of origination as of December 31, 2023:

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
Other consumer loans:
Current period gross write offs	16	258	90	8	212	1	585	243	828

Total loans	$846,498	$755,972	$558,989	$464,644	$221,160	$293,243	$3,140,506	$1,776,028	$4,916,534

Total current period gross write offs	$16	$5,753	$179	$186	$480	$1	$6,615	$717	$7,332
As of December 31, 2023, $1.3 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the SBA.

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
The following table presents the aging of the amortized cost basis in past due loans as of March 31, 2024 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$644,813	$101	$0	$644,914	$1,516	$0	$646,430
Non-working capital loans	820,224	1,350	0	821,574	8,760	243	830,334
Commercial real estate and multi-family residential loans:
Construction and land development loans	657,212	0	0	657,212	0	0	657,212
Owner occupied loans	829,629	0	0	829,629	3,219	1,161	832,848
Nonowner occupied loans	743,835	0	0	743,835	0	0	743,835
Multifamily loans	239,679	0	0	239,679	0	0	239,679
Agri-business and agricultural loans:
Loans secured by farmland	167,171	0	0	167,171	96	0	167,267
Loans for agricultural production	200,683	0	0	200,683	0	0	200,683
Other commercial loans	120,174	0	0	120,174	0	0	120,174
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	258,505	1,233	7	259,745	531	302	260,276
Open end and junior lien loans	190,318	154	0	190,472	380	359	190,852
Residential construction loans	10,876	0	0	10,876	0	0	10,876
Other consumer loans	96,497	339	0	96,836	257	1	97,093
Total	$4,979,616	$3,177	$7	$4,982,800	$14,759	$2,066	$4,997,559
An insignificant amount of interest income was recognized on nonaccrual loans during the three month period ended March 31, 2024.

The following table presents the aging of the amortized cost basis in past due loans as of December 31, 2023 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$602,236	$0	$0	$602,236	$2,654	$0	$604,890
Non-working capital loans	805,305	1,372	0	806,677	8,741	244	815,418
Commercial real estate and multi-family residential loans:
Construction and land development loans	631,653	0	0	631,653	0	0	631,653
Owner occupied loans	821,701	0	0	821,701	3,247	1,161	824,948
Nonowner occupied loans	723,589	0	0	723,589	0	0	723,589
Multifamily loans	253,197	0	0	253,197	0	0	253,197
Agri-business and agricultural loans:
Loans secured by farmland	162,783	0	0	162,783	100	0	162,883
Loans for agricultural production	225,980	0	0	225,980	0	0	225,980
Other commercial loans	120,567	0	0	120,567	0	0	120,567
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	256,016	1,142	27	257,185	559	329	257,744
Open end and junior lien loans	190,956	344	0	191,300	272	164	191,572
Residential construction loans	8,344	0	0	8,344	0	0	8,344
Other consumer loans	95,135	502	0	95,637	112	3	95,749
Total	$4,897,462	$3,360	$27	$4,900,849	$15,685	$1,901	$4,916,534
An insignificant amount of interest income was recognized on nonaccrual loans was insignificant during the year ended December 31, 2023.
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

The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	March 31, 2024
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$1,516	$0	$1,566
Non-working capital loans	37	8,222	400	8,659
Commercial real estate and multi-family residential loans:
Owner occupied loans	574	1,471	1,161	3,206
Agri-business and agricultural loans:
Loans secured by farmland	0	96	0	96
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	488	0	43	531
Open end and junior lien loans	273	0	0	273
Other consumer loans	0	0	63	63
Total	$1,422	$11,305	$1,667	$14,394

	December 31, 2023
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$2,454	$0	$2,504
Non-working capital loans	40	8,202	400	8,642
Commercial real estate and multi-family residential loans:
Owner occupied loans	595	1,474	1,161	3,230
Agri-business and agricultural loans:
Loans secured by farmland	0	100	0	100
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	559	0	0	559
Open end and junior lien loans	164	0	0	164
Other consumer loans	0	0	112	112
Total	$1,408	$12,230	$1,673	$15,311
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The allowance for credit losses incorporates an estimate of lifetime expected credit losses using historical loss information. The Company uses a probability of default/loss given default model to determine an estimate which is recorded for each asset upon origination. Occasionally, the Company has reason to modify certain terms of loans for borrowers experiencing financial distress by providing the following forms of relief: forgiveness of loan principal, extension of repayment terms, interest rate reduction or an other than insignificant payment delay. The Company can make any or all of these types of concessions as part of such modifications. Since an estimate for historical losses is already included as a component of the allowance for credit losses, a change to the allowance for credit losses is generally not recorded at the time of such modifications. In the event forgiveness of principal is provided, the amount of the forgiveness is charged off against the allowance for credit losses.
During the three months ended March 31, 2024 and 2023, there were no material modifications made to borrowers experiencing financial difficulty.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months at March 31, 2024:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Commercial and industrial loans:
Working capital lines of credit loans	$941	$0	$0	$941
Total commercial and industrial loans	941	0	0	941
Total	$941	$0	$0	$941
One working capital line of credit loan receiving a modification due to borrower financial difficulty within the past 12 months was 30-59 days past due at March 31, 2024. The delinquency for this line of credit was due to ongoing negotiations with the borrower for an additional restructuring of the outstanding debt for the admission of new partners into the borrower's business.
At March 31, 2024, no loans receiving a modification due to borrower financial difficulty within the last twelve months experienced a payment default.
Upon the Company's determination that a modified loan (or portion thereof) has subsequently been deemed uncollectible, the loan (or a portion thereof) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
NOTE 5. BORROWINGS
For the period ended March 31, 2024, the Company had an advance outstanding from the FHLB in the amount of $200.0 million. The outstanding advance was a fixed rate bullet advance with an interest rate of 5.49% and matured April 10, 2024. For the period ended December 31, 2023, the Company had a fixed rate bullet advance from the FHLB with an interest rate of 5.55% in the amount of $50.0 million that matured on January 5, 2024.
On October 11, 2023 the Company entered into an unsecured revolving credit agreement with a financial institution allowing the Company to borrow up to $30.0 million. The credit agreement has a one year term which may be amended, extended, modified or renewed. Funds provided under the agreement can be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 11, 2023 and expires on April 30, 2025, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. There were no outstanding borrowings on the credit agreement at March 31, 2024 and December 31, 2023.
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
Mortgage servicing rights:  As of March 31, 2024, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $2.1 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.6%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At March 31, 2024, the constant prepayment speed (“PSA”) used was 154 and used a discount rate range of 10.0%-12.0%. At December 31, 2023, the PSA used was 148 and the discount rate used was 10.5%.
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

The tables below present the balances of assets measured at fair value on a recurring basis:

	March 31, 2024
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	0	116,452	0	116,452
Mortgage-backed securities: residential	0	432,018	0	432,018
State and municipal securities	0	463,773	2,238	466,011
Total securities available-for-sale	0	1,012,243	2,238	1,014,481
Mortgage banking derivative	0	97	0	97
Interest rate swap derivative	0	30,365	0	30,365
Total assets	$0	$1,042,705	$2,238	$1,044,943

Liabilities:
Mortgage banking derivative	$0	$9	$0	$9
Interest rate swap derivative	0	30,365	0	30,365
Total liabilities	$0	$30,374	$0	$30,374

	December 31, 2023
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	$0	$119,479	$0	$119,479
Mortgage-backed securities: residential	0	447,842	0	447,842
State and municipal securities	0	482,127	2,280	484,407
Total securities available-for-sale	0	1,049,448	2,280	1,051,728
Mortgage banking derivative	0	47	0	47
Interest rate swap derivative	0	27,189	0	27,189
Total assets	$0	$1,076,684	$2,280	$1,078,964

Liabilities:
Mortgage banking derivative	$0	$11	$0	$11
Interest rate swap derivative	0	27,190	0	27,190
Total liabilities	$0	$27,201	$0	$27,201
The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below present the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2024
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$609	$609
Non-working capital loans	0	0	3,192	3,192
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	680	680
Agri-business and agricultural loans:
Loans secured by farmland	0	0	30	30
Total collateral dependent loans	0	0	4,511	4,511
Other real estate owned	0	0	384	384
Total assets	$0	$0	$4,895	$4,895

	December 31, 2023
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$1,263	$1,263
Non-working capital loans	0	0	3,374	3,374
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	682	682
Agri-business and agricultural loans:
Loans secured by farmland	0	0	31	31
Total collateral dependent loans	0	0	5,350	5,350
Other real estate owned	0	0	384	384
Total assets	$0	$0	$5,734	$5,734
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2024:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$3,801	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	55%	10%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	680	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	38%	3%-69%

Collateral dependent loans:
Agri-business and agricultural	30	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	69%
Other real estate owned	384	Appraisals	Discount to reflect current market conditions and ultimate collectability	36%

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2023:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$4,637	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	64%	9%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	682	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	37%	9%-69%

Collateral dependent loans:
Agri-business and agricultural	31	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	69%
Other real estate owned	384	Appraisals	Discount to reflect current market conditions and ultimate collectability	36%
The following tables contain the estimated fair values and the related carrying values of the Company’s financial instruments. Items that are not financial instruments are not included.

	March 31, 2024
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$147,687	$147,687	$0	$0	$147,687
Securities available-for-sale	1,014,481	0	1,012,243	2,238	1,014,481
Securities held-to-maturity	130,335	0	115,467	0	115,467
Real estate mortgages held-for-sale	1,659	0	1,685	0	1,685
Loans, net	4,924,379	0	0	4,796,478	4,796,478
Mortgage banking derivative	97	0	97	0	97
Interest rate swap derivative	30,365	0	30,365	0	30,365
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	30,793	0	8,139	22,654	30,793
Financial Liabilities:
Certificates of deposit	1,026,189	0	1,018,557	0	1,018,557
All other deposits	4,591,896	4,591,896	0	0	4,591,896
Federal Home Loan Bank advances	200,000	199,996	0	0	199,996
Interest rate swap derivative	30,365	0	30,365	0	30,365
Standby letters of credit	203	0	0	203	203
Accrued interest payable	14,524	773	13,751	0	14,524

	December 31, 2023
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$151,824	$151,824	$0	$0	$151,824
Securities available-for-sale	1,051,728	0	1,049,448	2,280	1,051,728
Securities held-to-maturity	129,918	0	119,215	0	119,215
Real estate mortgages held-for-sale	1,158	0	1,158	0	1,158
Loans, net	4,844,562	0	0	4,694,532	4,694,532
Mortgage banking derivative	47	0	47	0	47
Interest rate swap derivative	27,189	0	27,189	0	27,189
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	30,011	0	8,558	21,453	30,011
Financial Liabilities:
Certificates of deposit	1,016,821	0	1,010,172	0	1,010,172
All other deposits	4,703,704	4,703,704	0	0	4,703,704
Federal Home Loan Bank advances	50,000	50,000	0	0	50,000
Mortgage banking derivative	11	0	11	0	11
Interest rate swap derivative	27,190	0	27,190	0	27,190
Standby letters of credit	289	0	0	289	289
Accrued interest payable	20,893	753	20,140	0	20,893
NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$30,365	$0	$30,365	$0	$(25,305)	$5,060
Total Assets	$30,365	$0	$30,365	$0	$(25,305)	$5,060
Liabilities
Interest Rate Swap Derivatives	$30,365	$0	$30,365	$0	$0	$30,365
Total Liabilities	$30,365	$0	$30,365	$0	$0	$30,365

	December 31, 2023
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$27,189	$0	$27,189	$0	$(25,555)	$1,634
Total Assets	$27,189	$0	$27,189	$0	$(25,555)	$1,634
Liabilities
Interest Rate Swap Derivatives	$27,190	$0	$27,190	$0	$(90)	$27,100
Total Liabilities	$27,190	$0	$27,190	$0	$(90)	$27,100
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

	Three Months Ended March 31,
	2024	2023
Weighted average shares outstanding for basic earnings per common share	25,657,063	25,583,026
Dilutive effect of stock based awards	90,580	159,859
Weighted average shares outstanding for diluted earnings per common share	25,747,643	25,742,885

Basic earnings per common share	$0.91	$0.95
Diluted earnings per common share	$0.91	$0.94

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2024	$(154,460)	$(735)	$(155,195)
Other comprehensive income (loss) before reclassification	(12,157)	0	(12,157)
Amounts reclassified from accumulated other comprehensive income (loss)	428	11	439
Net current period other comprehensive income (loss)	(11,729)	11	(11,718)
Balance at March 31, 2024	$(166,189)	$(724)	$(166,913)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2023	$(188,154)	$(769)	$(188,923)
Other comprehensive income (loss) before reclassification	21,167	0	21,167
Amounts reclassified from accumulated other comprehensive income (loss)	375	11	386
Net current period other comprehensive income (loss)	21,542	11	21,553
Balance at March 31, 2023	$(166,612)	$(758)	$(167,370)

Reclassifications out of accumulated comprehensive income (loss) for the three months ended March 31, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(496)	Interest income
Realized gains and (losses) on available-for-sale securities	(46)	Net securities gains (losses)
Tax effect	114	Income tax expense
	(428)	Net of tax
Amortization of defined benefit pension items	(15)	Other expense
Tax effect	4	Income tax expense
	(11)	Net of tax
Total reclassifications for the period	$(439)	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(491)	Interest income
Tax effect	100	Income tax expense
	(375)	Net of tax
Amortization of defined benefit pension items	(15)	Other expense
Tax effect	4	Income tax expense
	(11)	Net of tax
Total reclassifications for the period	$(386)	Net income
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

The following is a maturity analysis of the operating lease liabilities as of March 31, 2024:

Years ending December 31, (in thousands)	Operating Lease Obligation
2024	$561
2025	756
2026	731
2027	753
2028	593
2029 and thereafter	1,591
Total undiscounted lease payments	4,985
Less imputed interest	(443)
Lease liability	$4,542
Right-of-use asset	$4,542

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Lease cost
Operating lease cost	$185	$169
Short-term lease cost	2	2
Total lease cost	$187	$171

Other information
Operating cash outflows from operating leases	$185	$169
Weighted-average remaining lease term - operating leases	6.0 years	7.0 years
Weighted average discount rate - operating leases	2.5%	2.5%
NOTE 11. LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
In July 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which were filed in the United States Bankruptcy Court for the Western District of Michigan. On April 27, 2021, the bankruptcy court entered an order approving an amended plan of liquidation, which was filed by the former client, other debtors and bankruptcy plan proponents, and approving the consolidation of the assets in the aforementioned cases under the Khan IOI Consolidated Estate Trust. On August 9, 2021, the liquidating trustee for the bankruptcy estates filed a complaint against the Bank and the Company, and agreed to stay prosecution of the action through August 31, 2022. The original complaint focused on a series of business transactions among the client, related entities and the Bank, which the liquidating trustee alleged are voidable under applicable federal bankruptcy and state law. The complaint also addressed treatment of the Bank's claims filed in the bankruptcy cases.
On August 31, 2022, the trustee filed his amended complaint against the former client, the Bank, the Company, four officers of the Bank and one independent director of the Bank. The amended complaint alleged that the former client engaged in a check kiting scheme involving multiple banks. The amended complaint alleged that a series of business transactions among the client, his related entities and the Bank are voidable under applicable bankruptcy and state laws. The amended complaint also alleged that the Bank, the Company and the five individual bank representatives who are named as defendants violated various federal and state laws in assisting the former client in his check kiting scheme. On October 26, 2022, the trustee filed his second amended complaint which was virtually identical to his amended complaint. On January 5, 2023, the Bank, the Company and the five individual bank representatives filed motions to dismiss the second amended complaint. On May 30, 2023, the court issued its decision granting the defendants' motion to dismiss in part and denying it in part. The court dismissed all claims against the Company and the Bank's independent director. The court dismissed several of the claims against the defendants but granted the trustee the right to file an amended complaint. On June 20, 2023, the trustee filed his third amended complaint. The trustee alleges many of the same claims that were alleged in the second amended complaint. The defendants filed a motion to dismiss the third amended complaint on July 25, 2023. The trustee subsequently filed a response to this motion. On November 26, 2023, the court issued its decision granting the defendants' motion to dismiss in part and denying it in part. The court scheduled a pre-trial conference for January 11, 2024, to among other things, set the scope, timing and parameters of the pre-trial discovery process with the parties as the litigation of all claims not dismissed by the court in its ruling has ensued. Both parties commenced the steps in their respective pre-trial discovery plans in the first quarter and have agreed to another round of mediation, which is scheduled for May 2, 2024, in Grand Rapids, Michigan, at which time the trustee, the bank, its insurers and the parties’ respective counsel will attempt to settle the remaining claims.
Based on current information, we have determined that a material loss is neither probable nor estimable at this time, and the Bank and the four individual Bank representatives who remain as defendants intend to vigorously defend themselves against all allegations asserted in this amended complaint.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first three months of 2024 was $23.4 million, which decreased $877,000, or 3.6%, from $24.3 million for the comparable period of 2023. Diluted income per common share was $0.91 in the first three months of 2024, a decrease of 3.2% from $0.94 in the comparable period of 2023. The decrease in net income for 2024 was primarily due to a decrease to net interest income of $4.1 million, or 8.0%, and an increase in noninterest expense of $1.3 million, or 4.3%. Offsetting these effects was a decrease in provision for credit losses expense of $2.8 million, or 65.1%, and an increase to noninterest income of $2.3 million, or 22.3%. Pretax pre-provision earnings, a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense, were $29.3 million in the first three months of 2024, a decrease of $3.1 million, or 9.5%, compared to $32.4 million for the comparable period of 2023.
Annualized return on average total equity was 14.59% in the first three months of 2024 versus 16.81% in the comparable period of 2023. Annualized return on average total assets was 1.44% in the first three months of 2024 versus 1.54% for the comparable period of 2023. The Company's average equity to average assets ratio was 9.84% in the first three months of 2024 versus 9.13% in the comparable period of 2023. Equity has been negatively impacted by unrealized losses from the available-for-sale investment securities portfolio, which are reported as a component of accumulated other comprehensive income (loss).
Net income for the first three months of 2024 benefited from the recognition of $1.0 million in additional insurance recoveries associated with the wire fraud loss that occurred during the second quarter of 2023, creating an after-tax benefit of $0.03 diluted earnings per common share for the first three months of 2024. This recovery was in addition to insurance and loss recoveries of $6.3 million, or $0.18 diluted earnings per common share, that were recorded during the fourth quarter of 2023. Adjusting for these recoveries, the company's core operational profitability, a non-GAAP financial measure that excludes the impact of the wire fraud loss, insurance and loss recoveries and other related effects, was $22.7 million for the first three months of 2024, a decrease of $1.6 million, or 6.7%, compared to the first three months of 2023.
Total assets were $6.567 billion as of March 31, 2024 versus $6.524 billion as of December 31, 2023, an increase of $42.8 million, or less than 1%. Total loans, net of the allowance for credit losses, increased $79.8 million, or 1.6%, which was the primary driver behind balance sheet expansion between December 31, 2023 and March 31, 2024. Offsetting the increase to loans, net of the allowance of credit losses, was a decrease in available-for-sale securities of $37.2 million, or 3.5%. The Company's primary funding source for the balance sheet expansion came from an increase in total borrowings of $150.0 million, or 300.0%, between December 31, 2023 and March 31, 2024. Total deposits decreased $102.4 million, or 1.8%, between December 31, 2023 and March 31, 2024. Total equity decreased $2.8 million, or less than 1%, from $649.8 million at December 31, 2023 to $647.0 million at March 31, 2024. Retained earnings increased $10.6 million, or 1.5%, primarily as a result of net income of $23.4 million and reduced by dividends declared and paid of $12.3 million. Accumulated other comprehensive income (loss) ("AOCI"), decreased $11.7 million, or 7.6%, from a decline in the fair market values of available-for-sale investment securities during the three months ended March 31, 2024.
CRITICAL ACCOUNTING POLICIES
The Company’s accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

RESULTS OF OPERATIONS
Overview
Selected income statement information for the three months ended March 31, 2024 and 2023 is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Income Statement Summary:
Net interest income (a)	$47,416	$51,519
Provision for credit losses	1,520	4,350
Noninterest income (b)	12,612	10,314
Noninterest expense (c)	30,705	29,434
Other Data:
Efficiency ratio (1)	51.15%	47.60%
Diluted EPS	$0.91	$0.94
Average Equity/Average Assets	9.84%	9.13%
Tangible capital ratio (2)	9.80	9.34
Adjusted tangible capital ratio (3)	12.03	11.63
Net charge-offs to average loans	0.03	0.49
Net interest margin	3.15	3.54
Noninterest income to total revenue	21.01	16.68
Pretax pre-provision earnings (4)	$29,323	$32,399

(1)Noninterest expense (c)/(Net interest income (a) plus Noninterest income (b).
(2)Non-GAAP financial measure. Calculated by subtracting intangible assets, net of deferred tax, from total assets and total equity. Management believes this is an important measure because it is useful for planning and forecasting purposes. See reconciliation on the following pages.
(3)Non-GAAP financial measure. Calculated by removing the fair market value adjustment impact of the available-for-sale investment securities portfolio included in accumulated other comprehensive income (loss) ("AOCI") from tangible equity and tangible assets. Management believes this is an important measure because it provides better comparability to periods preceding the recent significant rise in prevailing interest rates. See reconciliation on the following pages.
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

	As of and For The
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Total Equity	$647,009	$602,006
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167
Tangible Common Equity (A)	643,206	598,203
Market Value Adjustment in AOCI	166,189	166,612
Adjusted Tangible Common Equity (C)	809,395	764,815

Total Assets	$6,566,861	$6,411,529
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167
Tangible Assets (B)	6,563,058	6,407,726
Market Value Adjustment in AOCI	166,189	166,612
Adjusted Tangible Assets (D)	6,729,247	6,574,338

Ending Common Shares Issued (E)	25,677,399	25,607,663

Tangible Book Value per Common Share (A/E)	$25.05	$23.36

Tangible Capital Ratio (A/B)	9.80%	9.34%
Adjusted Tangible Capital Ratio (C/D)	12.03	11.63

Net Interest Income	$47,416	$51,519
Plus: Noninterest Income	12,612	10,314
Minus: Noninterest Expense	(30,705)	(29,434)
Pretax Pre-Provision Earnings	$29,323	$32,399

The impact of the wire fraud loss, insurance and loss recoveries and adjustments to salaries and benefits is presented below. Management considers these measures of core financial performance to be meaningful to understanding the Company's business performance for these periods.

	Three Months Ended
(dollars in thousands, except per share data)	Mar. 31, 2024	Mar. 31, 2023
Noninterest Income	$12,612	$10,314
Less: Recoveries	(1,000)	0
Adjusted Core Noninterest Income	$11,612	$10,314

Noninterest Expense	$30,705	$29,434
Less: Wire Fraud Loss	0	0
Plus: Salaries and Employee Benefits	0	0
Adjusted Core Noninterest Expense	$30,705	$29,434

Earnings Before Income Taxes	$27,803	$28,049
Adjusted Core Impact:
Noninterest Income	(1,000)	0
Noninterest Expense	0	0
Total Adjusted Core Impact	(1,000)	0
Adjusted Earnings Before Income Taxes	26,803	28,049
Tax Effect	(4,153)	(3,771)
Core Operational Profitability (1)	22,650	24,278

Diluted Earnings Per Common Share	$0.91	$0.94
Impact of Wire Fraud Loss, Net of Recoveries	(0.03)	0.00
Core Operational Diluted Earnings Per Common Share	$0.88	$0.94

Adjusted Core Efficiency Ratio	52.02%	47.60%
(1)    Core operational profitability was $751,000 lower than reported net income for the three months ended March 31, 2024.
Net Income
Net income was $23.4 million in the first three months of 2024, which decreased $877,000, or 3.6%, from $24.3 million for the comparable period of 2023. The decrease in net income for the first three months of 2024 was primarily due to a decrease to net interest income of $4.1 million, or 8.0%, and an increase in noninterest expense of $1.3 million, or 4.3%. Offsetting these effects was a decrease in the provision for credit losses of $2.8 million, or 65.1%, and an increase to noninterest income of $2.3 million, or 22.3%.
Net income for the first three months of 2024 benefited from the recognition of $1.0 million in additional insurance recoveries associated with the wire fraud loss that occurred during the second quarter of 2023, creating an after-tax benefit of $0.03 diluted earnings per common share for the first three months of 2024. This recovery was in addition to insurance and loss recoveries of $6.3 million, or $0.18 diluted earnings per common share, that were recorded during the fourth quarter of 2023. Adjusting for these recoveries, the company's core operational profitability, a non-GAAP financial measure that excludes the impact of the wire fraud loss, insurance and loss recoveries and other related effects, was $22.7 million for the first three months of 2024, a decrease of $1.6 million, or 6.7%, compared to the first three months of 2023.

Net Interest Income
The following tables set forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2024			2023
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,916,943	$82,042	6.71%	$4,667,867	$69,542	6.04%
Tax exempt (1)	54,077	1,118	8.31	57,560	1,126	7.93
Investments:
Securities (1)	1,158,503	8,035	2.79	1,250,189	8,956	2.91
Short-term investments	2,710	33	4.90	2,242	22	3.98
Interest bearing deposits	84,696	1,073	5.10	89,718	942	4.26
Total earning assets	$6,216,929	$92,301	5.97%	$6,067,576	$80,588	5.39%
Less: Allowance for credit losses	(72,433)			(73,266)
Nonearning Assets
Cash and due from banks	68,584			76,578
Premises and equipment	57,883			58,319
Other nonearning assets	283,505			282,873
Total assets	$6,554,468			$6,412,080

Interest Bearing Liabilities
Savings deposits	$295,650	$49	0.07%	$392,567	$71	0.07%
Interest bearing checking accounts	3,046,958	30,365	4.01	2,757,120	21,402	3.15
Time deposits:
In denominations under $100,000	224,139	1,918	3.44	180,502	642	1.44
In denominations over $100,000	789,581	8,832	4.50	494,873	2,803	2.30
Miscellaneous short-term borrowings	175,809	2,454	5.61	241,870	2,783	4.67
Total interest bearing liabilities	$4,532,137	$43,618	3.87%	$4,066,932	$27,701	2.76%

Noninterest Bearing Liabilities
Demand deposits	1,274,103			1,662,530
Other liabilities	103,221			97,014
Stockholders' Equity	645,007			585,604
Total liabilities and stockholders' equity	$6,554,468			$6,412,080

Interest Margin Recap
Interest income/average earning assets		92,301	5.97%		80,588	5.39%
Interest expense/average earning assets		43,618	2.82		27,701	1.85
Net interest income and margin		$48,683	3.15%		$52,887	3.54%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.3 million and $1.4 million for the three-month periods ended March 31, 2024 and March 31, 2023, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2024 and 2023, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.
Net interest income, on a fully tax equivalent basis, decreased $4.2 million, or 7.9%, to $48.7 million for the three months ended March 31, 2024, compared to $52.9 million for the first three months of 2023. The decline in net interest income on a fully tax equivalent basis was driven by an increase in deposit interest expense of $16.2 million, or 65.2%, from $24.9 million to $41.2 million between the two periods. Securities interest income contributed further to the decline in fully tax equivalent net interest income, declining $779,000, or 7.9%. Loan interest income positively impacted fully tax equivalent net interest income, increasing $12.5 million, or 17.7%, from $70.7 million to $83.2 million between the two periods. Borrowings expense declined $329,000, or 11.8%.

Total average earning assets were $6.217 billion for the three months ended March 31, 2024, an increase of $149.4 million, or 2.5%, compared to $6.068 billion for the three months ended March 31, 2023. Average loans outstanding drove the increase to total average earning assets, increasing $245.6 million, or 5.2%, to $4.971 billion from $4.725 billion for the three months ended March 31, 2024 and 2023, respectively. Offsetting this increase was a decrease to average investment securities of $91.7 million, or 7.3%, to $1.159 billion from $1.250 billion between the respective periods. Total average interest bearing liabilities were $4.532 billion for the three months ended March 31, 2024, an increase of $465.2 million, or 11.4%, from $4.067 billion for the three months ended March 31, 2023. This increase was driven by increased interest bearing deposits of $531.3 million, or 13.9%, from $3.825 billion for the three months ended March 31, 2023 to $4.356 billion for the three months ended March 31, 2024. Offsetting the increase to average interest bearing deposits was a decrease in total average borrowings of $66.1 million, or 27.3%, to $175.8 million from $241.9 million for the three months ended March 31, 2024 and 2023, respectively. Noninterest bearing demand deposits decreased $388.4 million, or 23.4%, to $1.274 billion from $1.663 billion between the respective periods.
The tax equivalent net interest margin was 3.15% for the three months ended March 31, 2024, compared to 3.54% during the first three months of 2023, representing a 39 basis point, or 11.0%, contraction between the two periods. The net interest margin contraction was primarily driven by an increase to interest expense as a percentage of average earning assets, which increased to 2.82% for the three months ended March 31, 2024, up from 1.85% for the comparable period of 2023, for an increase of 97 basis points, or 52.4%. This increase was attributable to an increase in the rate for total interest bearing liabilities of 111 basis points, or 40.2%, to 3.87% from 2.76% between the respective periods. This increase was driven by increased costs associated with the Company's interest bearing deposits, as depositors sought higher rates on interest bearing deposit products and competition for deposits remains high throughout the industry, and by higher FHLB advances. The increase in rate for interest bearing deposits was a result of a combination of an increase in average interest bearing deposits of $531.3 million, or 13.9%, from $3.825 billion to $4.356 billion, and an increase in the average rate for interest bearing deposits of 116 basis points, from 2.64% to 3.80% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2024. The Company anticipates the costs of funds may continue to remain elevated as a result of increased market competition, shifts from noninterest bearing deposits into interest bearing deposits, and elevated wholesale funding costs. Offsetting the increase to interest expense as a percentage of average earning assets was an increase to interest income as a percentage of average earning assets of 58 basis points, or 10.8%, to 5.97% for the three months ended March 31, 2024, up from 5.39% for the comparable period of 2023. This increase was attributable to an increase in loan yields, which was driven by the combination of an increase in average loans of $245.6 million, or 5.2%, to $4.971 billion from $4.725 billion, and an increase in average yield of 66 basis points to 6.73% from 6.07% between the respective periods. Loan yields benefited from an increase in the target Federal Funds rate of 50 basis points between the two periods, increasing to a range of 5.25%-5.50% during the three months ended March 31, 2024. The Company expects the elevated interest rate environment will further benefit tax equivalent net interest margin as more commercial fixed rate loans mature and are renewed at higher interest rates.

Provision for Credit Losses
The Company recorded provision for credit losses expense of $1.5 million for the three months ended March 31, 2024, compared to provision expense of $4.4 million during the comparable period of 2023, a decrease of $2.8 million, or 65.1%. Net charge-offs were $312,000 during the three month period ended March 31, 2024, compared to $5.7 million during the comparable period of 2023, a decrease of $5.4 million, or 94.6%. The decrease in charge-offs between the respective periods was the result of a charge-off of $5.5 million attributable to a single commercial borrower during the first quarter of 2023.
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

Noninterest Income

Noninterest income categories for the three months ended March 31, 2024 and 2023 are shown in the following tables:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Wealth advisory fees	$2,455	$2,200	$255	11.6%
Investment brokerage fees	522	534	(12)	(2.2)
Service charges on deposit accounts	2,691	2,630	61	2.3
Loan and service fees	2,852	2,846	6	0.2
Merchant and interchange fee income	863	877	(14)	(1.6)
Bank owned life insurance income	1,036	691	345	49.9
Mortgage banking income (loss)	52	(99)	151	(152.5)
Net securities gains (losses)	(46)	16	(62)	(387.5)
Other income	2,187	619	1,568	253.3
Total noninterest income	$12,612	$10,314	$2,298	22.3%
Noninterest income to total revenue	21.01%	16.68%
Noninterest income increased by $2.3 million, or 22.3%, to $12.6 million for the three months ended March 31, 2024, compared to $10.3 million for the prior year three month period. The increase in noninterest income was driven primarily by an increase in other income of $1.6 million, or 253.3%, due to the recognition of an insurance recovery of $1.0 million during the first three months of 2024. Contributing further to the increase in other income was the recognition of a death benefit from the Company's bank owned life insurance program, increased FHLB dividend income and increased limited partnership investment income. Additionally, bank owned life insurance income increased $345,000, or 49.9%, wealth advisory fees increased $255,000, or 11.6%, and mortgage banking income increased $151,000. The increase to bank owned life insurance was driven by an improvement in market valuation for the Company's variable owned life insurance policies, which are tied to the performance of the equity markets. Wealth advisory fees benefited from new volume growth in addition to favorable market performance. The increase to mortgage banking income was attributable to growth in the Company's mortgage pipeline, which favorably impacted secondary market loan sale gains and mortgage rate lock income.
Adjusted core noninterest income, a non-GAAP financial measure that excludes the impact of the $1.0 million insurance recovery, was $11.6 million for the first three months of 2024, an increase of $1.3 million, or 12.6%, compared to the first three months of 2023.
Noninterest Expense
Noninterest expense categories for the three months ended March 31, 2024 and 2023 are shown in the following tables:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Salaries and employee benefits	$16,833	$16,063	$770	4.8%
Net occupancy expense	1,740	1,572	168	10.7
Equipment costs	1,412	1,438	(26)	(1.8)
Data processing fees and supplies	3,839	3,452	387	11.2
Corporate and business development	1,381	1,431	(50)	(3.5)
FDIC insurance and other regulatory fees	789	795	(6)	(0.8)
Professional fees	2,463	2,121	342	16.1
Other expense	2,248	2,562	(314)	(12.3)
Total noninterest expense	$30,705	$29,434	$1,271	4.3%
Efficiency ratio	51.15%	47.60%

Noninterest expense increased by $1.3 million, or 4.3%, for the three months ended March 31, 2024, from $29.4 million to $30.7 million. The increase in noninterest expense during the three months ended March 31, 2024 was driven by an increase of salaries and employee benefits of $770,000, or 4.8%. The increase to salaries and employees and benefits expense was driven by increases to expenses for employee salaries, incentive pay and health insurance as well as deferred compensation expense linked to the increase in market valuation of the Company's variable owned life insurance. Data processing fees and supplies expense increased $387,000, or 11.2%, from increased software as well as digital and core data processing expenses. Professional fees increased $342,000, or 16.1%, from continued investment in customer-facing and operational technology solutions. Other expense decreased $314,000, or 12.3%, due to a reduction in expenses related to credit card recourse reserve expense, telephone expense and semi-annual director share grant expense.
The Company's income tax expense increased $631,000, or 16.7%, to $4.4 million in the three months ended March 31, 2024, compared to $3.8 million for the same period in 2023. The effective tax rate was 15.8% in the three months ended March 31, 2024, compared to 13.4% for the comparable period of 2023. The year-to-date effective tax rate was increased due to adoption of ASU 2023-02, to account for the Company's investment in low-income housing tax credit structures, as well as a reduction in the tax benefit recognized from stock-based compensation vesting of shares for plan participants.
FINANCIAL CONDITION
Overview
Total assets were $6.567 billion as of March 31, 2024 versus $6.524 billion as of December 31, 2023, an increase of $42.8 million, or less than 1%. Total loans, net of the allowance for credit losses, increased $79.8 million, or 1.6%, between December 31, 2023 and March 31, 2024. Offsetting the increase to loans, net of the allowance for credit losses, was a decrease in available-for-sale securities of $37.2 million, or 3.5%. Total deposits decreased $102.4 million, or 1.8%, between December 31, 2023 and March 31, 2024. The decrease in total deposits was driven the change in noninterest bearing deposits which decreased $99.3 million, or 7.3%. An increase in total borrowings of $150.0 million, or 300.0%, offset the decrease in total deposits to fund the balance sheet growth between December 31, 2023 and March 31, 2024. Total equity decreased $2.8 million, or less than 1%, from $649.8 million at December 31, 2023 to $647.0 million at March 31, 2024. Retained earnings increased $10.6 million, or 1.5%, as a result of net income of $23.4 million but was reduced by dividends declared and paid of $12.3 million. Accumulated other comprehensive income (loss), decreased $11.7 million, or 7.6%, due primarily to a decline in available-for-sale securities fair market values during the three months ended March 31, 2024.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents decreased by $4.1 million, or 2.7%, to $147.7 million at March 31, 2024, from $151.8 million at December 31, 2023. Cash and cash equivalents include short-term investments. The fluctuation in cash and cash equivalents at March 31, 2024 was driven by a decrease in cash and due from banks of $14.9 million, or 21.2% and offset by an increase in interest bearing short-term investment accounts of $10.8 million, or 13.2%.
Investment Portfolio
The amortized cost and the fair value of securities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S government sponsored agencies	$144,693	$116,452	$146,692	$119,479
Mortgage-backed securities: residential	511,037	432,018	522,275	447,842
State and municipal securities	548,685	466,011	557,352	484,407
Total available-for-sale	$1,204,415	$1,014,481	$1,226,319	$1,051,728

Held-to-Maturity
State and municipal securities	$130,335	$115,467	$129,918	$119,215
Total Investment Portfolio	$1,334,750	$1,129,948	$1,356,237	$1,170,943

At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the available-for-sale investment securities portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
There were no purchases of available-for-sale securities in the first three months of 2024. Investment securities represented 17.4% of total assets on March 31, 2024, compared to 18.1% of total assets on December 31, 2023. Effective duration for the investment portfolio was 6.6 years at March 31, 2024, compared to 4.0 years at December 31, 2019 prior to the pandemic, and 6.5 years at December 31, 2023. Effective duration of the portfolio expanded following the deployment of excess liquidity to the portfolio and the rise in interest rates during the recent Federal Reserve tightening cycle. The ratio of investment securities as a percentage of total assets remains elevated over historical levels of approximately 12%-14% during 2014 to 2020. The Company expects the investment securities portfolio as a percentage of assets to decrease over time as the proceeds from pay downs, sales and maturities of these investment securities are used to fund loan portfolio growth and for other general liquidity purposes. Paydowns from prepayments and scheduled payments of $13.5 million were received in the first three months of 2024, and the amortization of premiums, net of the accretion of discounts, was $1.3 million. There were no maturities or calls of securities during the first three months of 2024. Sales of available-for-sale investment securities totaled $7.1 million in the first three months of 2024 and resulted in net losses of $46,000. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securities as of March 31, 2024 and December 31, 2023.
The fair value of the available-for-sale investment securities portfolio as of March 31, 2024 included net unrealized losses of $189.9 million, compared to net unrealized losses of $174.6 million as of December 31, 2023. Unrealized losses in the available-for-sale investment securities portfolio resulted from the declines in market values of the investment securities. These declines were driven by the rising interest rate environment as a result of the Federal Reserve's recent monetary tightening policy.

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
Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale increased by $501,000, or 43.3%, to $1.7 million at March 31, 2024, from $1.2 million at December 31, 2023. The balance of this asset category is subject to a high degree of variability depending on, among other factors, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $4.1 million in the first three months of 2024, compared to $672,000 in the first three months of 2023. Management expects the volume of loans originated for sale in the secondary market to remain at reduced levels due to elevated mortgage rates, limited inventory, and existing homeowners being locked in at historically low rates. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $328.8 million and $333.1 million, as of March 31, 2024 and December 31, 2023, respectively.

Loan Portfolio
The loan portfolio by portfolio segment as of March 31, 2024 and December 31, 2023 is summarized as follows:

(dollars in thousands)	March 31, 2024		December 31, 2023		Current Period Change
Commercial and industrial loans	$1,477,276	29.5%	$1,420,764	28.9%	$56,512
Commercial real estate and multi-family residential loans	2,477,442	49.6	2,437,534	49.5	39,908
Agri-business and agricultural loans	367,852	7.3	388,764	7.9	(20,912)
Other commercial loans	120,302	2.4	120,726	2.5	(424)
Consumer 1-4 family mortgage loans	460,516	9.2	456,187	9.3	4,329
Other consumer loans	97,369	2.0	96,022	1.9	1,347
Subtotal, gross loans	5,000,757	100.0%	4,919,997	100.0%	80,760
Less: Allowance for credit losses	(73,180)		(71,972)		(1,208)
Net deferred loan fees	(3,198)		(3,463)		265
Loans, net	$4,924,379		$4,844,562		$79,817
Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $80.8 million, or 1.6%, to $5.001 billion at March 31, 2024 from $4.920 billion at December 31, 2023. The increase was primarily driven by originations of loans concentrated in the commercial and industrial and commercial real estate and multi-family residential loans categories and was offset by paydowns in the agri-business and agricultural loans segment which traditionally experiences seasonal fluctuations in activity.
The following table summarizes the Company’s non-performing assets as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$14,762	$15,687
Loans past due over 90 days and still accruing	7	27
Total nonperforming loans	14,769	15,714
Other real estate owned	384	384
Repossessions	78	8
Total nonperforming assets	$15,231	$16,106

Individually analyzed loans	$15,181	$16,124

Nonperforming loans to total loans	0.30%	0.32%
Nonperforming assets to total assets	0.23%	0.25%

Total nonperforming assets decreased by $875,000, or 5.4%, to $15.2 million during the three month period ended March 31, 2024. The ratio of nonperforming assets to total assets decreased 2 basis point from 0.25% at December 31, 2023 to 0.23% at March 31, 2024.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans decreased by $943,000, or 5.8%, to $15.2 million at March 31, 2024 from $16.1 million at December 31, 2023, due primarily to loan paydowns.
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
At March 31, 2024, the allowance for credit losses was 1.46% of total loans, which was unchanged from December 31, 2023. At March 31, 2024, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing relatively conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $73.6 million for this sector represented 1.5% of total loans at March 31, 2024. Additionally, commercial real estate loans secured by multi-family residential properties and secured by non-farm non-residential properties were approximately 205% of the Bank's risk-based capital at March 31, 2024.
As of March 31, 2024, based on management’s review of the loan portfolio, the Company had 70 credit relationships totaling $183.3 million on the classified loan list versus 68 credit relationships totaling $183.1 million as of December 31, 2023. As of March 31, 2024, the Company had $147.9 million of assets classified as Special Mention, $35.3 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $143.6 million, $39.4 million, $0 and $0, respectively, at December 31, 2023. Watch list loans as a percentage of total loans decreased to 3.67% as of March 31, 2024 from 3.72% as of December 31, 2023.
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
The allowance for credit losses increased $1.2 million, or 1.7%, from $72.0 million at December 31, 2023 to $73.2 million at March 31, 2024. The increase was a result of provision expense of $1.5 million which was offset by net charge-offs of $312,000. Provision expense recorded during the three months ended March 31, 2024 was attributable to loan growth. As the bulk of the Company’s lending activity is concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits, management has historically considered growth and portfolio composition when determining credit loss allocations.
Sources of Funds
The Company's sources of funds include a diversified deposit base gathered throughout the Company's footprint and includes a stable mix of commercial, retail and public funds deposit accounts. While the traditional base of core deposits represents the primary source of funding for the Company, the Company has access to a robust array of other liquidity sources, including secured borrowings available from the Federal Home Loan Bank and the Federal Reserve Bank Discount Window. In addition, the Company has access to unsecured borrowing capacity through long established relationships within the brokered deposit markets, Federal Funds lines from correspondent bank partners and Insured Cash Sweep (ICS) one-way buy funds available from the Intrafi network. As of March 31, 2024, the Company had access to $3.13 billion in unused liquidity available from these aggregate sources as compared to $3.41 billion at December 31, 2023.
The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the three months ended March 31, 2024 and 2023 are summarized in the following table:

	Three months ended March 31,
	2024		2023
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,274,103	0.00%	$1,662,530	0.00%
Savings and transaction accounts:
Savings deposits	295,650	0.07	392,567	0.07
Interest bearing demand deposits	3,046,958	4.01	2,757,120	3.15
Time deposits:		.
Deposits of $100,000 or more	789,581	4.50	494,873	2.30
Other time deposits	224,139	3.44	180,502	1.44
Total deposits	$5,630,431	2.94%	$5,487,592	1.84%
FHLB advances and other borrowings	175,809	5.61	241,870	4.67
Total funding sources	$5,806,240	3.02%	$5,729,462	1.96%
Average total deposits were $5.630 billion for the three months ended March 31, 2024, an increase of $142.8 million, or 2.6%, from the comparable period in 2023. Average total borrowings were $175.8 million for the three months ended March 31, 2024, a decrease of $66.1 million, or 27.3%, from the comparable period in 2023. Total average deposit costs increased 110 basis points from 1.84% for the three months ended March 31, 2023, to 2.94% for the three months ended March 31, 2024. Total average borrowing costs increased 94 basis points from 4.67% for the three months ended March 31, 2023 to 5.61% for the three months ended March 31, 2024. As a result, total funding costs increased by 106 basis points from 1.96% for the three months ended March 31, 2023, to 3.02% for the three months ended March 31, 2024. This increase was driven by an increase in rates on interest bearing deposits and deposit migration from noninterest bearing deposits to interest bearing deposits.
Deposits and Borrowings
As of March 31, 2024, total deposits decreased by $102.4 million, or 1.8%, from December 31, 2023. Core deposits, which excludes brokered deposits, decreased by $152.8 million, or 2.7%, to $5.432 billion as of March 31, 2024 from $5.585 billion as of December 31, 2023. Total brokered deposits were $185.8 million at March 31, 2024, compared to $135.4 million at December 31, 2023, an increase of $50.4 million.

The following table summarizes deposit composition at March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	Percentage of Total	December 31, 2023	Percentage of Total	Current Period Change
Retail	$1,770,007	31.5%	$1,794,958	31.4%	$(24,951)
Commercial	2,117,536	37.7	2,227,147	38.9	(109,611)
Public funds	1,544,775	27.5	1,563,015	27.3	(18,240)
Core deposits	$5,432,318	96.7%	$5,585,120	97.6%	$(152,802)
Brokered deposits	185,767	3.3	135,405	2.4	50,362
Total deposits	$5,618,085	100.0%	$5,720,525	100.0%	$(102,440)
Core deposits declined $152.8 million, or 2.7%, during the first three months of 2024. Utilization of brokered deposits as a wholesale funding alternative has returned to pre-pandemic levels. On March 31, 2024 commercial deposits represented 37.7% of total deposits versus 38.9% at December 31, 2023. Retail deposits represented 31.5% at March 31, 2024 versus 31.4% at December 31, 2023. Public Funds deposits represented 27.5% at March 31, 2024 versus 27.3% at December 31, 2023. Brokered deposits represented 3.3% of total deposits at March 31, 2024 versus 2.4% at December 31, 2023. Commercial deposits contracted $109.6 million, or 4.9%, from $2.23 billion at December 31, 2023 to $2.12 billion at March 31, 2024; retail deposits contracted $25.0 million, or 1.4%, from $1.79 billion at December 31, 2023 to $1.77 billion at March 31, 2024; and public funds deposits contracted $18.2 million, or 1.2%, from $1.56 billion at December 31, 2023 to $1.54 billion at March 31, 2024.

Deposits not covered by FDIC deposit insurance were 54% as of March 31, 2024, versus 57% at December 31, 2023. Deposits not covered by FDIC deposit insurance or the Indiana Public Deposit Insurance Fund (which insures public fund deposits in Indiana), were 27% of total deposits as of March 31, 2024, versus 31% as of December 31, 2023. As of March 31, 2024 and December 31, 2023, 98% of deposit accounts had deposit balances less than $250,000.
Capital
As of March 31, 2024, total stockholders’ equity was $647.0 million, a decrease of $2.8 million, or less than 1%, from $649.8 million at December 31, 2023. The decrease to total stockholders' equity was driven by net income of $23.4 million and was reduced by a decrease of $11.7 million in accumulated other comprehensive income (loss) and dividends declared and paid of $12.3 million.
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of March 31, 2024, the Company's capital levels remained characterized as “well-capitalized”.
The actual capital amounts and ratios of the Company and the Bank as of March 31, 2024 and December 31, 2023, are presented in the table below. Capital ratios for March 31, 2024 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024:
Total Capital (to Risk Weighted Assets)
Consolidated	$880,112	15.46%	$455,440	8.00%	$597,765	N/A	N/A	N/A
Bank	$873,760	15.36%	$455,116	8.00%	$597,340	10.50%	$568,895	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$808,862	14.21%	$341,580	6.00%	$483,905	N/A	N/A	N/A
Bank	$802,533	14.11%	$341,337	6.00%	$483,561	8.50%	$455,116	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$808,862	14.21%	$256,185	4.50%	$398,510	N/A	N/A	N/A
Bank	$802,533	14.11%	$256,003	4.50%	$398,226	7.00%	$369,782	6.50%
Tier I Capital (to Average Assets)
Consolidated	$808,862	12.01%	$269,353	4.00%	$269,353	N/A	N/A	N/A
Bank	$802,533	11.93%	$269,154	4.00%	$269,154	4.00%	$336,442	5.00%

As of December 31, 2023:
Total Capital (to Risk Weighted Assets)
Consolidated	$870,390	15.47%	$450,211	8.00%	$590,901	N/A	N/A	N/A
Bank	$852,405	15.16%	$449,894	8.00%	$590,486	10.50%	$562,367	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$799,929	14.21%	$337,658	6.00%	$478,349	N/A	N/A	N/A
Bank	$781,999	13.91%	$337,420	6.00%	$478,012	8.50%	$449,894	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$799,929	14.21%	$253,243	4.50%	$393,934	N/A	N/A	N/A
Bank	$781,999	13.91%	$253,065	4.50%	$393,657	7.00%	$365,539	6.50%
Tier I Capital (to Average Assets)
Consolidated	$799,929	11.82%	$270,636	4.00%	$270,636	N/A	N/A	N/A
Bank	$781,999	11.58%	$270,041	4.00%	$270,041	4.00%	$337,551	5.00%

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
•changes in accounting policies, rules and practices; and
•the risks noted in the Risk Factors discussed under Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC.
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
Interest rate scenarios for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at March 31, 2024. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$210,667	$198,882	$204,394	$208,227	$209,638	$210,203	$211,025	$211,328	$211,772	$212,661	$213,518
Variance from Base		$(11,835)	$(6,273)	$(2,440)	$(1,029)	$(464)	$358	$661	$1,105	$1,994	$2,851
Percent of change from Base		(5.62)%	(2.98)%	(1.16)%	(0.49)%	(0.22)%	0.17%	0.31%	0.52%	0.95%	1.35%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2024, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company’s Form 10-K for the year ended December 31, 2023. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
On April 11, 2023, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2025, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended March 31, 2024.
The following table provides information as of March 31, 2024 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - 31	1,949	$63.80	0	$30,000,000
February 1 - 29	1,281	64.77	0	30,000,000
March 1 - 31	0	0.00	0	30,000,000
Total	3,230	$64.18	0	$30,000,000

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

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
N/A
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation
S-K.

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three months ended March 31, 2024 and March 31, 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and March 31, 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and March 31, 2023; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023; and (vi) Notes to Unaudited Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: May 1, 2024	/s/ David M. Findlay
David M. Findlay – Chairman and Chief Executive Officer

Date: May 1, 2024	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: May 1, 2024	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)