Form 10-Q
period 2024-06-30
LAKELAND FINANCIAL CORP
filed 2024-08-07
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at July 31, 2024:  25,507,451

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$60,887	$70,451
Short-term investments	60,290	81,373
Total cash and cash equivalents	121,177	151,824

Securities available-for-sale, at fair value	993,057	1,051,728
Securities held-to-maturity, at amortized cost (fair value of $113,997 and $119,215, respectively)	130,746	129,918
Real estate mortgage loans held-for-sale	399	1,158
Loans, net of allowance for credit losses of $80,711 and $71,972	4,971,630	4,844,562
Land, premises and equipment, net	58,793	57,899
Bank owned life insurance	110,985	109,114
Federal Reserve and Federal Home Loan Bank stock	21,420	21,420
Accrued interest receivable	30,681	30,011
Goodwill	4,970	4,970
Other assets	124,949	121,425
Total assets	$6,568,807	$6,524,029

LIABILITIES
Noninterest bearing deposits	$1,212,989	$1,353,477
Interest bearing deposits	4,550,548	4,367,048
Total deposits	5,763,537	5,720,525

Federal Funds purchased	55,000	0
Federal Home Loan Bank advances	0	50,000
Total borrowings	55,000	50,000

Accrued interest payable	15,354	20,893
Other liabilities	80,326	82,818
Total liabilities	5,914,217	5,874,236

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,968,167 shares issued and 25,503,744 outstanding as of June 30, 2024
25,903,686 shares issued and 25,430,566 outstanding as of December 31, 2023	126,871	127,692
Retained earnings	713,541	692,760
Accumulated other comprehensive income (loss)	(170,458)	(155,195)
Treasury stock at cost (464,423 shares as of June 30, 2024, 473,120 shares as of December 31, 2023)	(15,453)	(15,553)
Total stockholders’ equity	654,501	649,704
Noncontrolling interest	89	89
Total equity	654,590	649,793
Total liabilities and equity	$6,568,807	$6,524,029

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INTEREST INCOME
Interest and fees on loans
Taxable	$84,226	$75,047	$166,268	$144,589
Tax exempt	632	960	1,532	1,861
Interest and dividends on securities
Taxable	3,104	3,376	6,143	6,889
Tax exempt	3,932	4,064	7,879	8,364
Other interest income	1,842	1,035	2,948	1,999
Total interest income	93,736	84,482	184,770	163,702

Interest on deposits	44,363	33,611	85,527	58,529
Interest on short-term borrowings	1,077	2,347	3,531	5,130
Total interest expense	45,440	35,958	89,058	63,659

NET INTEREST INCOME	48,296	48,524	95,712	100,043

Provision for credit losses	8,480	800	10,000	5,150

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	39,816	47,724	85,712	94,893

NONINTEREST INCOME
Wealth advisory fees	2,597	2,271	5,052	4,471
Investment brokerage fees	478	428	1,000	962
Service charges on deposit accounts	2,806	2,726	5,497	5,356
Loan and service fees	3,048	3,002	5,900	5,848
Merchant and interchange fee income	892	929	1,755	1,806
Bank owned life insurance income	890	693	1,926	1,384
Interest rate swap fee income	0	794	0	794
Mortgage banking income (loss)	23	(35)	75	(134)
Net securities gains (losses)	0	3	(46)	19
Net gain on Visa shares	9,011	0	9,011	0
Other income	694	690	2,881	1,309
Total noninterest income	20,439	11,501	33,051	21,815

NONINTEREST EXPENSE
Salaries and employee benefits	16,158	11,374	32,991	27,437
Net occupancy expense	1,698	1,681	3,438	3,253
Equipment costs	1,343	1,426	2,755	2,864
Data processing fees and supplies	3,812	3,474	7,651	6,926
Corporate and business development	1,265	1,298	2,646	2,729
FDIC insurance and other regulatory fees	816	803	1,605	1,598
Professional fees	2,123	2,049	4,586	4,170
Wire fraud loss	0	18,058	0	18,058
Other expense	6,118	2,571	8,366	5,133
Total noninterest expense	33,333	42,734	64,038	72,168

INCOME BEFORE INCOME TAX EXPENSE	26,922	16,491	54,725	44,540
Income tax expense	4,373	1,880	8,775	5,651
NET INCOME	$22,549	$14,611	$45,950	$38,889

BASIC WEIGHTED AVERAGE COMMON SHARES	25,678,231	25,607,663	25,667,647	25,595,412

BASIC EARNINGS PER COMMON SHARE	$0.88	$0.57	$1.79	$1.52

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,742,871	25,686,354	25,746,773	25,696,370

DILUTED EARNINGS PER COMMON SHARE	$0.87	$0.57	$1.78	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$22,549	$14,611	$45,950	$38,889
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(4,991)	(13,511)	(20,380)	13,282
Reclassification adjust for amortization of unrealized losses on securities transferred to held-to-maturity	489	494	985	985
Reclassification adjustment for (gains) losses included in net income	0	(3)	46	(19)
Net securities gain (loss) activity during the period	(4,502)	(13,020)	(19,349)	14,248
Tax effect	945	2,734	4,063	(2,992)
Net of tax amount	(3,557)	(10,286)	(15,286)	11,256
Defined benefit pension plans:
Amortization of net actuarial loss	16	15	31	30
Net gain activity during the period	16	15	31	30
Tax effect	(4)	(4)	(8)	(8)
Net of tax amount	12	11	23	22
Total other comprehensive income (loss), net of tax	(3,545)	(10,275)	(15,263)	11,278
Comprehensive income	$19,004	$4,336	$30,687	$50,167

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at April 1, 2023	25,430,917	$125,840	$658,629	$(167,370)	$(15,182)	$601,917	$89	$602,006
Comprehensive income:
Net income			14,611			14,611		14,611
Other comprehensive income (loss), net of tax				(10,275)		(10,275)		(10,275)
Cash dividends declared and paid, $0.46 per share			(11,793)			(11,793)		(11,793)
Treasury shares purchased under deferred directors' plan	(1,701)	81			(81)	0		0
Stock activity under equity compensation plans	0	0				0		0
Stock based compensation expense		(2,554)				(2,554)		(2,554)
Balance at June 30, 2023	25,429,216	$123,367	$661,447	$(177,645)	$(15,263)	$591,906	$89	$591,995

Balance at April 1, 2024	25,503,425	$125,873	$703,330	$(166,913)	$(15,370)	$646,920	$89	$647,009
Comprehensive income:
Net income			22,549			22,549		22,549
Other comprehensive income (loss), net of tax				(3,545)		(3,545)		(3,545)
Cash dividends declared and paid, $0.48 per share			(12,338)			(12,338)		(12,338)
Treasury shares purchased under deferred directors' plan	(1,348)	83			(83)	0		0
Stock activity under equity compensation plans	1,667	(80)				(80)		(80)
Stock based compensation expense		995				995		995
Balance at June 30, 2024	25,503,744	$126,871	$713,541	$(170,458)	$(15,453)	$654,501	$89	$654,590

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2023	25,349,225	$127,004	$646,100	$(188,923)	$(15,383)	$568,798	$89	$568,887
Comprehensive income:
Net income			38,889			38,889		38,889
Other comprehensive income (loss), net of tax				11,278		11,278		11,278
Cash dividends declared and paid, $0.92 per share			(23,542)			(23,542)		(23,542)
Treasury shares purchased under deferred directors' plan	(4,501)	285			(285)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,855	(405)			405	0		0
Stock activity under equity compensation plans	71,637	(3,124)				(3,124)		(3,124)
Stock based compensation expense		(393)				(393)		(393)
Balance at June 30, 2023	25,429,216	$123,367	$661,447	$(177,645)	$(15,263)	$591,906	$89	$591,995

Balance at January 1, 2024	25,430,566	$127,692	$692,760	$(155,195)	$(15,553)	$649,704	$89	$649,793
Impact of adoption ASU 2023-02, net of tax			(532)			(532)		(532)
Adjusted Balance at January 1, 2024	25,430,566	127,692	692,228	(155,195)	(15,553)	649,172	89	649,261
Comprehensive income:
Net income			45,950			45,950		45,950
Other comprehensive income (loss), net of tax				(15,263)		(15,263)		(15,263)
Cash dividends declared and paid, $0.96 per share			(24,637)			(24,637)		(24,637)
Treasury shares purchased under deferred directors' plan	(4,578)	291			(291)	0		0
Treasury shares sold and distributed under deferred directors' plan	13,275	(391)			391	0		0
Stock activity under equity compensation plans	64,481	(2,596)				(2,596)		(2,596)
Stock based compensation expense		1,875				1,875		1,875
Balance at June 30, 2024	25,503,744	$126,871	$713,541	$(170,458)	$(15,453)	$654,501	$89	$654,590

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Six Months Ended June 30,	2024	2023
Cash flows from operating activities:
Net income	$45,950	$38,889
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,011	3,069
Provision for credit losses	10,000	5,150
Amortization of loan servicing rights	241	286
Loans originated for sale, including participations	(8,177)	(4,266)
Net gain on sales of loans	(253)	(127)
Proceeds from sale of loans, including participations	9,116	3,421
Net (gain) loss on Visa shares	(9,011)	0
Net (gain) loss on sales of premises and equipment	55	(1)
Net (gain) loss on sales and calls of securities available-for-sale	46	(19)
Net securities amortization	2,393	2,369
Stock based compensation expense	1,875	(393)
Losses (earnings) on life insurance	(1,926)	(1,384)
Gain on life insurance	(243)	0
Tax benefit of stock award issuances	(208)	(720)
Net change:
Interest receivable and other assets	3,786	(1,411)
Interest payable and other liabilities	(10,859)	(7,958)
Total adjustments	(154)	(1,984)
Net cash from operating activities	45,796	36,905

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	7,136	99,951
Proceeds from sale of Visa shares	7,358	0
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	28,917	38,886
Proceeds from maturities, calls and principal paydowns of securities held-to-maturity	0	6
Purchases of securities available-for-sale	0	(4,314)
Purchase of life insurance	(241)	(191)
Net (increase) decrease in total loans	(137,068)	(157,846)
Proceeds from sales of land, premises and equipment	6	13
Purchases of land, premises and equipment	(3,966)	(3,823)
Purchase of Federal Home Loan Bank stock	0	(5,625)
Proceeds from life insurance	536	0
Net cash from investing activities	(97,322)	(32,943)

Cash flows from financing activities:
Net increase (decrease) in total deposits	43,012	(37,561)
Net increase (decrease) in short-term borrowings	55,000	(22,000)
Proceeds from short-term FHLB borrowings	0	125,000
Net payments on short-term FHLB borrowings	(50,000)	0
Common dividends paid	(24,624)	(23,529)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(2,596)	(3,124)
Purchase of treasury stock	(291)	(285)
Sale of treasury stock	391	405
Net cash from financing activities	20,879	38,893
Net change in cash and cash equivalents	(30,647)	42,855
Cash and cash equivalents at beginning of the period	151,824	130,282
Cash and cash equivalents at end of the period	121,177	173,137
Cash paid during the period for:
Interest	$94,597	57,011
Income taxes	11,680	7,125
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	0	284

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2024. The Company’s 2023 Annual Report on Form 10-K should be read in conjunction with these statements.
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
The amendments in this update permit reporting entities to elect to account for certain tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax benefits in the income statement as a component of income tax expense (benefit). To qualify for the proportional amortization method, all of the following conditions must be met: (1) It is probable that the income tax credits allocated to the tax equity investor will be available; (2) The tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; (3) Substantially all of the projected benefits are from income tax credits and other income tax benefits (projected benefits included income tax credits, other income tax benefits, and other non-income tax -related benefits and are determined on a discounted basis, using a discount rate that is consistent with the cash flow assumptions used by the tax equity investor in making its decision to invest in the project); (4) The tax equity investor's projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and (5) The tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor's liability is limited to its capital investment. An accounting policy election is allowed to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The amendments require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understanding the following information about its investments that generate income tax credits and other income tax benefits from a tax credit program including: (1) The nature of its tax equity investments; and (2) The effect of its tax equity investments and related income tax credits and other income tax benefits on its financial position and results of operations.
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
On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures", intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Provisions in the amendment include: (1) Requirement that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss (collectively referred to as the "significant expense principle"); (2) Requirement that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition (the other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss); (3) Requirement that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by ASC 280 in interim periods; (4) Clarification that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocation resources, a public entity may report one or more of those additional measures of segment profit (at least one of the reported segment profit or loss measures, or the single reported measure if only one is disclosed, should be the measure that is the most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements); (5) Requirement that a public entity disclose the title and position of the CODM and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (6) Requirement that a public entity that has a single reportable segment provide all the disclosures by the amendments in the update and all existing segment disclosures in ASC 280.
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
On December 13, 2023, the FASB issued ASU 2023-08, "Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets", to provide improved accounting and disclosure guidance for crypto assets. Stakeholders stated that current accounting guidance, except as provided in GAAP for certain specialized industries, surrounding crypto asset holdings as indefinite-lived intangible assets fails to provide financial statement users with decision-useful information. To remedy these shortcomings, the amendments in this update require an entity present (1) crypto assets measured at fair value separately from other intangible assets reported in the balance sheet and (2) changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. While the amendments in the update do not otherwise change the presentation requirements for the statement of cash flows, they do require specific presentation of cash receipts arising from crypto assets that are received as noncash consideration in the ordinary course of business and are converted nearly immediately into cash.
The amendments in the update also provide for several enhancements related to disclosure of an entity's crypto asset holdings. For annual and interim reporting periods, the amendments in the update require an entity disclose the following information: (1) The name, cost basis, fair value, and number of units for each significant crypto asset holding and aggregate fair values and costs bases of the crypto asset holdings that are not individually significant; and (2) For crypto assets that are subject to contractual sale restrictions, the fair value of those crypto assets, the nature and remaining duration of the restriction(s), and the circumstances that could cause the restriction(s) to lapse. For annual reporting periods, the amendments in the update require an entity disclose the following information: (1) A rollforward, in the aggregate, of activity in the reporting period for crypto asset holdings, including additions (with a description of the activities that resulted in the additions), dispositions, gains, and losses; (2) For any dispositions for crypto assets in the reporting period, the difference between the disposal price and the cost basis and a description of the activities that resulted in the dispositions; (3) If gains and losses are not presented separately, the income statement line item in which those gains and losses are recognized; and (4) The method for determining the cost basis of crypto assets.
The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The amendments in this update require a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. The Company is currently evaluating the impact of this update on its disclosures, however does not expect the adoption of this update to have a material impact on the consolidated financial statements based upon the nature of the Company's current operations.
On December 14, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", to address investor requests for greater transparency in regards to income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments are designed to enhance transparency surrounding income tax disclosures by requiring (1) Consistent categories and greater disaggregation of information in the rate reconciliation; and (2) Income taxes paid disaggregation by taxing jurisdiction, which will allow investors to better assess, in their capital allocation decisions, how an entity's operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. Other amendments in this update are designed to improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (loss) and income tax expense (benefit) to be consistent with the SEC's Regulation S-X 210.4-08(h), Rules of General Application-General Notes to Financial Statements: Income Tax Expense; and (2) Removing disclosures that are no longer considered cost beneficial or relevant.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2024
U.S. government sponsored agencies	$142,183	$0	$(28,486)	$0	$113,697
Mortgage-backed securities: residential	498,259	72	(79,101)	0	419,230
State and municipal securities	547,540	10	(87,420)	0	460,130
Total	$1,187,982	$82	$(195,007)	$0	$993,057

December 31, 2023
U.S. government sponsored agencies	$146,692	$0	$(27,213)	$0	$119,479
Mortgage-backed securities: residential	522,275	118	(74,551)	0	447,842
State and municipal securities	557,352	65	(73,010)	0	484,407
Total	$1,226,319	$183	$(174,774)	$0	$1,051,728
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2024
State and municipal securities	$130,746	$0	$(16,749)	$0	$113,997

December 31, 2023
State and municipal securities	$129,918	$0	$(10,703)	$0	$119,215
The Company has the current intent and ability to hold held-to-maturity securities until maturity. All of the Company's securities designated as held-to-maturity were transferred from the available-for-sale classification. The net unrealized gain or loss on the transferred securities was recorded as a component of accumulated other comprehensive income (loss) at the time of the transfer and is amortized over the remaining life of the underlying securities as an adjustment to the yield on those securities. The net amount of the unamortized unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) was $19.9 million ($15.8 million, net of tax) at June 30, 2024.

Information regarding the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by maturity as of June 30, 2024 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$505	$505	$0	$0
Due after one year through five years	8,813	8,095	0	0
Due after five years through ten years	50,558	45,514	0	0
Due after ten years	629,847	519,713	130,746	113,997
	689,723	573,827	130,746	113,997
Mortgage-backed securities	498,259	419,230	0	0
Total debt securities	$1,187,982	$993,057	$130,746	$113,997
Available-for-sale securities proceeds, gross gains and gross losses are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Sales of securities available-for-sale
Proceeds	$0	$12,480	$7,136	$99,951
Gross gains	0	28	0	439
Gross losses	0	(25)	(46)	(420)
Number of securities	0	22	15	103
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
Securities with fair values of $578.6 million and $792.0 million were pledged as of June 30, 2024 and December 31, 2023, respectively, as collateral for borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of June 30, 2024 and December 31, 2023 is presented on the following page. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
U.S. government sponsored agencies	$0	$0	$113,697	$28,486	$113,697	$28,486
Mortgage-backed securities: residential	921	10	414,450	79,091	415,371	79,101
State and municipal securities	22,367	828	434,707	86,592	457,074	87,420
Total available-for-sale	$23,288	$838	$962,854	$194,169	$986,142	$195,007

December 31, 2023
U.S. government sponsored agencies	$0	$0	$119,479	$27,213	$119,479	$27,213
Mortgage-backed securities: residential	52	0	442,765	74,551	442,817	74,551
State and municipal securities	31,345	440	440,446	72,570	471,791	73,010
Total available-for-sale	$31,397	$440	$1,002,690	$174,334	$1,034,087	$174,774
Information regarding held-to-maturity securities with unrealized losses as of June 30, 2024 and December 31, 2023 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
State and municipal securities	$0	$0	$113,997	$16,749	$113,997	$16,749

December 31, 2023
State and municipal securities	$0	$0	$119,215	$10,703	$119,215	$10,703
The total number of securities with unrealized losses as of June 30, 2024 and December 31, 2023 is presented below.

	Available-for-Sale			Held-to-Maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
June 30, 2024
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	3	126	129	0	0	0
State and municipal securities	33	384	417	0	41	41
Total temporarily impaired	36	527	563	0	41	41

December 31, 2023
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	1	126	127	0	0	0
State and municipal securities	40	370	410	0	41	41
Total temporarily impaired	41	513	554	0	41	41
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
No allowance for credit losses for available-for-sale or held-to-maturity debt securities was recorded at June 30, 2024 or December 31, 2023. Accrued interest receivable on securities totaled $7.5 million and $7.6 million at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.
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

NOTE 3. LOANS

(dollars in thousands)	June 30, 2024		December 31, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$697,754	13.8%	$604,893	12.3%
Non-working capital loans	828,523	16.4	815,871	16.6
Total commercial and industrial loans	1,526,277	30.2	1,420,764	28.9

Commercial real estate and multi-family residential loans:
Construction and land development loans	658,345	13.0	634,435	12.9
Owner occupied loans	830,018	16.4	825,464	16.8
Nonowner occupied loans	762,365	15.1	724,101	14.7
Multifamily loans	252,652	5.0	253,534	5.1
Total commercial real estate and multi-family residential loans	2,503,380	49.5	2,437,534	49.5

Agri-business and agricultural loans:
Loans secured by farmland	161,410	3.2	162,890	3.3
Loans for agricultural production	199,654	4.0	225,874	4.6
Total agri-business and agricultural loans	361,064	7.2	388,764	7.9

Other commercial loans:	96,703	1.9	120,726	2.5
Total commercial loans	4,487,424	88.8	4,367,788	88.8

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	259,094	5.1	258,103	5.2
Open end and junior lien loans	197,861	3.9	189,663	3.9
Residential construction and land development loans	12,952	0.3	8,421	0.2
Total consumer 1-4 family mortgage loans	469,907	9.3	456,187	9.3

Other consumer loans	97,895	1.9	96,022	1.9
Total consumer loans	567,802	11.2	552,209	11.2
Subtotal	5,055,226	100.0%	4,919,997	100.0%
Less: Allowance for credit losses	(80,711)		(71,972)
Net deferred loan fees	(2,885)		(3,463)
Loans, net	$4,971,630		$4,844,562
The recorded investment in loans does not include accrued interest, which totaled $22.4 million and $21.5 million as of June 30, 2024 and December 31, 2023, respectively.
The Company had $325,000 and $238,000 in residential real estate loans in the process of foreclosure as of June 30, 2024 and December 31, 2023, respectively.
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

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods ended:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended June 30, 2024
Beginning balance, April 1	$30,720	$32,078	$4,112	$1,022	$3,518	$1,229	$501	$73,180
Provision for credit losses	8,412	422	(444)	(202)	68	326	(102)	8,480
Loans charged-off	(12)	(840)	0	0	(22)	(202)	0	(1,076)
Recoveries	41	27	0	0	22	37	0	127
Net loans (charged-off) recovered	29	(813)	0	0	0	(165)	0	(949)
Ending balance	$39,161	$31,687	$3,668	$820	$3,586	$1,390	$399	$80,711

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended June 30, 2023
Beginning balance, April 1	$31,190	$29,036	$4,621	$1,034	$3,398	$1,096	$840	$71,215
Provision for credit losses	(272)	1,593	(219)	86	51	50	(489)	800
Loans charged-off	(7)	0	0	0	(14)	(369)	0	(390)
Recoveries	67	284	0	0	13	69	0	433
Net loans (charged-off) recovered	60	284	0	0	(1)	(300)	0	43
Ending balance	$30,978	$30,913	$4,402	$1,120	$3,448	$846	$351	$72,058

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Six Months Ended June 30, 2024
Beginning balance, January 1	$30,338	$31,335	$4,150	$1,129	$3,474	$1,174	$372	$71,972
Provision for credit losses	8,954	1,139	(482)	(309)	89	582	27	10,000
Loans charged-off	(206)	(840)	0	0	(22)	(512)	0	(1,580)
Recoveries	75	53	0	0	45	146	0	319
Net loans (charged-off) recovered	(131)	(787)	0	0	23	(366)	0	(1,261)
Ending balance	$39,161	$31,687	$3,668	$820	$3,586	$1,390	$399	$80,711

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Six Months Ended June 30, 2023
Beginning balance, January 1	$35,290	$27,394	$4,429	$917	$3,001	$1,021	$554	$72,606
Provision for credit losses	1,232	3,235	(27)	203	445	265	(203)	5,150
Loans charged-off	(5,651)	0	0	0	(14)	(621)	0	(6,286)
Recoveries	107	284	0	0	16	181	0	588
Net loans (charged-off) recovered	(5,544)	284	0	0	2	(440)	0	(5,698)
Ending balance	$30,978	$30,913	$4,402	$1,120	$3,448	$846	$351	$72,058

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

The following table summarizes the risk category of loans by loan segment and year of origination as of June 30, 2024:

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$0	$160	$1,820	$1,956	$894	$0	$4,830	$573,427	$578,257
Special Mention	0	0	0	0	0	0	0	52,721	52,721
Substandard	0	0	962	0	294	173	1,429	65,185	66,614
Total	0	160	2,782	1,956	1,188	173	6,259	691,333	697,592
Working capital lines of credit loans:
Current period gross write offs	0	0	94	0	0	0	94	87	181
Non-working capital loans:
Pass	71,583	181,854	192,454	72,592	42,447	35,471	596,401	188,024	784,425
Special Mention	3,005	2,914	9,978	2,084	1,187	3,116	22,284	4,116	26,400
Substandard	0	3,548	1,574	682	3,907	888	10,599	720	11,319
Not Rated	1,010	2,160	1,516	607	537	95	5,925	0	5,925
Total	75,598	190,476	205,522	75,965	48,078	39,570	635,209	192,860	828,069
Non-working capital loans:
Current period gross write offs	0	0	0	0	0	0	0	25	25
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	21,179	40,050	8,490	46,822	0	173	116,714	537,960	654,674
Special Mention	0	0	0	0	0	0	0	1,661	1,661
Total	21,179	40,050	8,490	46,822	0	173	116,714	539,621	656,335
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	26,223	141,833	130,613	150,745	124,741	159,885	734,040	59,286	793,326
Special Mention	6,409	1,241	15,104	3,365	0	3,495	29,614	0	29,614
Substandard	0	928	226	3,591	1,465	330	6,540	0	6,540
Total	32,632	144,002	145,943	157,701	126,206	163,710	770,194	59,286	829,480
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	840	840	0	840
Nonowner occupied loans:
Pass	88,177	127,562	157,827	110,245	123,116	87,035	693,962	45,086	739,048
Special Mention	603	15,925	110	6,065	0	0	22,703	0	22,703

Nonowner occupied loans (continued):
Total	88,780	143,487	157,937	116,310	123,116	87,035	716,665	45,086	761,751
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	39,014	61,964	21,895	8,927	35,003	22,586	189,389	17,557	206,946
Special Mention	30,504	12,344	315	0	0	2,203	45,366	0	45,366
Total	69,518	74,308	22,210	8,927	35,003	24,789	234,755	17,557	252,312
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	7,312	22,252	30,410	24,024	26,726	22,573	133,297	28,026	161,323
Substandard	0	0	0	0	0	86	86	0	86
Total	7,312	22,252	30,410	24,024	26,726	22,659	133,383	28,026	161,409
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	14,189	27,670	22,196	25,765	23,309	5,702	118,831	80,243	199,074
Special Mention	0	0	0	182	0	0	182	500	682
Total	14,189	27,670	22,196	25,947	23,309	5,702	119,013	80,743	199,756
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	6,631	6,727	31,576	4,110	12,528	6,231	67,803	26,763	94,566
Special Mention	0	0	0	0	0	2,039	2,039	0	2,039
Total	6,631	6,727	31,576	4,110	12,528	8,270	69,842	26,763	96,605
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	6,506	9,920	10,682	11,987	6,828	5,917	51,840	3,618	55,458
Special Mention	0	231	169	0	0	0	400	0	400
Substandard	0	87	0	92	121	224	524	0	524
Not Rated	13,147	63,005	48,503	35,241	16,446	26,013	202,355	0	202,355
Total	19,653	73,243	59,354	47,320	23,395	32,154	255,119	3,618	258,737

Closed end first mortgage loans (continued):
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	49	763	0	464	0	6	1,282	10,845	12,127
Special Mention	0	0	0	0	321	0	321	0	321
Substandard	0	106	0	21	0	82	209	122	331
Not Rated	12,375	20,215	23,823	6,421	1,056	3,376	67,266	119,770	187,036
Total	12,424	21,084	23,823	6,906	1,377	3,464	69,078	130,737	199,815
Open end and junior lien loans:
Current period gross write offs	0	0	22	0	0	0	22	0	22
Residential construction loans:
Not Rated	2,206	3,171	3,799	1,443	798	1,448	12,865	0	12,865
Total	2,206	3,171	3,799	1,443	798	1,448	12,865	0	12,865
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	479	986	274	1,162	97	0	2,998	12,656	15,654
Special Mention	0	0	475	0	152	0	627	0	627
Substandard	0	163	32	36	0	0	231	0	231
Not Rated	14,166	27,096	14,266	8,212	4,656	2,413	70,809	10,294	81,103
Total	14,645	28,245	15,047	9,410	4,905	2,413	74,665	22,950	97,615
Other consumer loans:
Current period gross write offs	3	207	147	26	0	26	409	103	512

Total Loans	$364,767	$774,875	$729,089	$526,841	$426,629	$391,560	$3,213,761	$1,838,580	$5,052,341

Total period gross write offs	$3	$207	$263	$26	$0	$866	$1,365	$215	$1,580
As of June 30, 2024, $1.2 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration ("SBA").

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

Nonowner occupied loans (continued):
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

Closed end first mortgage loans (continued):
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
The following table presents the aging of the amortized cost basis in past due loans as of June 30, 2024 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$652,483	$0	$0	$652,483	$45,109	$148	$697,592
Non-working capital loans	819,241	122	0	819,363	8,800	10	828,163
Commercial real estate and multi-family residential loans:
Construction and land development loans	656,335	0	0	656,335	0	0	656,335
Owner occupied loans	827,449	0	0	827,449	2,031	566	829,480
Nonowner occupied loans	761,751	0	0	761,751	0	0	761,751
Multifamily loans	252,312	0	0	252,312	0	0	252,312
Agri-business and agricultural loans:
Loans secured by farmland	161,323	0	0	161,323	86	0	161,409
Loans for agricultural production	199,756	0	0	199,756	0	0	199,756
Other commercial loans	96,605	0	0	96,605	0	0	96,605
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	257,676	511	26	258,213	524	296	258,737
Open end and junior lien loans	198,892	498	0	199,390	331	331	199,721
Residential construction loans	12,865	0	0	12,865	0	0	12,865
Other consumer loans	96,899	485	0	97,384	231	1	97,615
Total	$4,993,587	$1,616	$26	$4,995,229	$57,112	$1,352	$5,052,341
An insignificant amount of interest income was recognized on nonaccrual loans during the six month period ended June 30, 2024.

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
An insignificant amount of interest income was recognized on nonaccrual loans during the year ended December 31, 2023.
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

The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	June 30, 2024
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$61,625	$448	$62,123
Non-working capital loans	31	9,699	291	10,021
Commercial real estate and multi-family residential loans:
Owner occupied loans	1,144	3,939	0	5,083
Agri-business and agricultural loans:
Loans secured by farmland	0	86	0	86
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	524	0	0	524
Open end and junior lien loans	331	0	0	331
Residential construction and land development loans	0	0	0	0
Other consumer loans	0	0	183	183
Total	$2,080	$75,349	$922	$78,351

	December 31, 2023
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$2,454	$0	$2,504
Non-working capital loans	40	8,202	400	8,642
Commercial real estate and multi-family residential loans:
Owner occupied loans	595	1,474	1,161	3,230
Agri-business and agricultural loans:
Loans secured by farmland	0	100	0	100
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	559	0	0	559
Open end and junior lien loans	164	0	0	164
Other consumer loans	0	0	112	112
Total	$1,408	$12,230	$1,673	$15,311
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

During the three and six months ended June 30, 2024, there were no material modifications made to borrowers experiencing financial difficulty.

(dollars in thousands)	Combination Principal Forgiveness, Interest Rate Reduction and Term Extension and Payment Delay	Total Modifications	Total Class of Financing Receivable
Three and Six Months Ended June 30, 2023
Commercial and industrial loans:
Non-working capital loans	$1,544	$1,544	0.19%
Total commercial and industrial loans	1,544	1,544	0.10
Total loan modifications made to borrowers experiencing financial difficulty	$1,544	$1,544	0.03%
The Company has no material commitments to lend additional funds to borrowers included in the previous table.
The following tables present the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the three and six months ended June 30, 2023:

(dollars in thousands)	Principal Forgiveness	Interest Rate Reduction Financial Effect	Term Extension Financial Effect	Payment Delay	Total Class of Financing Receivable
Three and Six Months Ended June 30, 2023
Commercial and industrial loans:
Non-working capital loans (1)	$9,380	Reduction of one term loan from Prime plus 0.75% to 1.00% Fixed	Term extension from 40 months to 60 months	Extension of amortization period from 40 months to 480 months with excess cash flow recapture provisions for earlier repayment	0.19%
(1) Represents one $11.0 million non-working capital loan that received principal forgiveness of $9.4 million, of which $9.3 million was charged off.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At June 30, 2024, no loans receiving such a modification within the last twelve months were 30 days or greater past due.
At June 30, 2024, no loans receiving a modification due to borrower financial difficulty within the last twelve months experienced a payment default.
Upon the Company's determination that a modified loan (or portion thereof) has subsequently been deemed uncollectible, the loan (or a portion thereof) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
NOTE 5. BORROWINGS
For the period ended June 30, 2024, the Company had no outstanding advances from the FHLB. For the period ended December 31, 2023, the Company had a fixed rate bullet advance from the FHLB with an interest rate of 5.55% in the amount of $50.0 million that matured on January 5, 2024. Federal Funds purchased were $55.0 million at June 30, 2024, and there were none at December 31, 2023.
On October 11, 2023 the Company entered into an unsecured revolving credit agreement with a financial institution allowing the Company to borrow up to $30.0 million. The credit agreement has a one year term which may be amended, extended, modified or renewed. Funds provided under the agreement can be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 11,

2023 and expires on April 30, 2025, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. There were no outstanding borrowings on the credit agreement at June 30, 2024 and December 31, 2023.
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
Mortgage servicing rights:  As of June 30, 2024, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $2.0 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.6%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At June 30, 2024, the constant prepayment speed (“PSA”) used was 156 and used a discount rate range of 10.0%-12.0%. At December 31, 2023, the PSA used was 148 and the discount rate used was 10.5%.
Other real estate owned: Nonrecurring adjustments to certain commercial and residential real estate properties, classified as other real estate owned, are measured at the lower of carrying amount or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are reviewed by the Company’s internal appraisal officer. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable properties used to determine value. Such adjustments are usually significant and result in a Level 3 classification. In addition, the Company’s management may apply discount factors to the appraisals to take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.
Real estate mortgage loans held-for-sale: Real estate mortgage loans held-for-sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors, and result in a Level 2 classification.
Visa Class C Shares: On April 8, 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock, which was being carried at a historical cost basis of zero. On May 7, 2024, the Bank received notice that Visa had accepted the Bank's tender of its 23,804 shares of Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. Visa's acceptance resulted in a gain for the Company relating to the Visa Class C common stock, which is carried at fair value, and results in a Level 1 classification.

Subsequent to the exchange and during the second quarter of 2024, the Bank sold its Visa Class B-2 common stock, which resulted in a realized gain of $3.9 million, and liquidated two-thirds of its Visa Class C common stock, which resulted in a realized gain of $3.4 million. Of this recognized net gain on Visa shares, $1.7 million related to Visa Class C common stock that is still owned and held by the Bank as of June 30, 2024 and carried at fair value in other assets on the consolidated balance sheet. The Bank plans to liquidate these remaining shares during the third quarter of 2024 pursuant to the Visa redemption provisions. The recognized net gain on Visa shares was $9.0 million during the second quarter of 2024.

The tables below present the balances of assets measured at fair value on a recurring basis:

	June 30, 2024
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	$0	$113,697	$0	$113,697
Mortgage-backed securities: residential	0	419,230	0	419,230
State and municipal securities	0	457,424	2,706	460,130
Total securities available-for-sale	0	990,351	2,706	993,057
Visa class c shares	1,653	0	0	1,653
Mortgage banking derivative	0	99	0	99
Interest rate swap derivative	0	29,995	0	29,995
Total assets	$1,653	$1,020,445	$2,706	$1,024,804

Liabilities:
Interest rate swap derivative	$0	$29,995	$0	$29,995
Total liabilities	$0	$29,995	$0	$29,995

	December 31, 2023
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	$0	$119,479	$0	$119,479
Mortgage-backed securities: residential	0	447,842	0	447,842
State and municipal securities	0	482,127	2,280	484,407
Total securities available-for-sale	0	1,049,448	2,280	1,051,728
Mortgage banking derivative	0	47	0	47
Interest rate swap derivative	0	27,189	0	27,189
Total assets	$0	$1,076,684	$2,280	$1,078,964

Liabilities:
Mortgage banking derivative	$0	$11	$0	$11
Interest rate swap derivative	0	27,190	0	27,190
Total liabilities	$0	$27,201	$0	$27,201
The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below present the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2024
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$33,309	$33,309
Non-working capital loans	0	0	4,254	4,254
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	477	477
Agri-business and agricultural loans:
Loans secured by farmland	0	0	28	28
Total collateral dependent loans	0	0	38,068	38,068
Other real estate owned	0	0	384	384
Total assets	$0	$0	$38,452	$38,452

	December 31, 2023
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$1,263	$1,263
Non-working capital loans	0	0	3,374	3,374
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	682	682
Agri-business and agricultural loans:
Loans secured by farmland	0	0	31	31
Total collateral dependent loans	0	0	5,350	5,350
Other real estate owned	0	0	384	384
Total assets	$0	$0	$5,734	$5,734
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2024:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$37,563	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	65%	10%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	477	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	67%

Collateral dependent loans:
Agri-business and agricultural	28	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	67%
Other real estate owned	384	Appraisals	Discount to reflect current market conditions and ultimate collectability	36%

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

	June 30, 2024
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$121,177	$121,177	$0	$0	$121,177
Securities available-for-sale	993,057	0	990,351	2,706	993,057
Securities held-to-maturity	130,746	0	113,997	0	113,997
Real estate mortgages held-for-sale	399	0	409	0	409
Visa class c shares	1,653	1,653	0	0	1,653
Loans, net	4,971,630	0	0	4,842,857	4,842,857
Mortgage banking derivative	99	0	99	0	99
Interest rate swap derivative	29,995	0	29,995	0	29,995
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	30,681	0	8,294	22,387	30,681
Financial Liabilities:
Certificates of deposit	$992,560	$0	$985,114	$0	$985,114
All other deposits	4,770,977	4,770,977	0	0	4,770,977
Federal Home Loan Bank advances	55,000	55,000	0	0	55,000
Interest rate swap derivative	29,995	0	29,995	0	29,995
Standby letters of credit	171	0	0	171	171
Accrued interest payable	15,354	798	14,556	0	15,354

	December 31, 2023
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$151,824	$151,824	$0	$0	$151,824
Securities available-for-sale	1,051,728	0	1,049,448	2,280	1,051,728
Securities held-to-maturity	129,918	0	119,215	0	119,215
Real estate mortgages held-for-sale	1,158	0	1,158	0	1,158
Loans, net	4,844,562	0	0	4,694,532	4,694,532
Mortgage banking derivative	47	0	47	0	47
Interest rate swap derivative	27,189	0	27,189	0	27,189
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	30,011	0	8,558	21,453	30,011
Financial Liabilities:
Certificates of deposit	$1,016,821	$0	$1,010,172	$0	$1,010,172
All other deposits	4,703,704	4,703,704	0	0	4,703,704
Federal Home Loan Bank advances	50,000	50,000	0	0	50,000
Mortgage banking derivative	11	0	11	0	11
Interest rate swap derivative	27,190	0	27,190	0	27,190
Standby letters of credit	289	0	0	289	289
Accrued interest payable	20,893	753	20,140	0	20,893
NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$29,995	$0	$29,995	$0	$(28,825)	$1,170
Total Assets	$29,995	$0	$29,995	$0	$(28,825)	$1,170
Liabilities
Interest Rate Swap Derivatives	$29,995	$0	$29,995	$0	$0	$29,995
Total Liabilities	$29,995	$0	$29,995	$0	$0	$29,995

	December 31, 2023
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$27,189	$0	$27,189	$0	$(25,555)	$1,634
Total Assets	$27,189	$0	$27,189	$0	$(25,555)	$1,634
Liabilities
Interest Rate Swap Derivatives	$27,190	$0	$27,190	$0	$(90)	$27,100
Total Liabilities	$27,190	$0	$27,190	$0	$(90)	$27,100
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares outstanding for basic earnings per common share	25,678,231	25,607,663	25,667,647	25,595,412
Dilutive effect of stock based awards	64,640	78,691	79,126	100,958
Weighted average shares outstanding for diluted earnings per common share	25,742,871	25,686,354	25,746,773	25,696,370

Basic earnings per common share	$0.88	$0.57	$1.79	$1.52
Diluted earnings per common share	$0.87	$0.57	$1.78	$1.51

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended June 30, 2024 and 2023, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at April 1, 2024	$(166,189)	$(724)	$(166,913)
Other comprehensive income (loss) before reclassification	(3,943)	0	(3,943)
Amounts reclassified from accumulated other comprehensive income (loss)	386	12	398
Net current period other comprehensive income (loss)	(3,557)	12	(3,545)
Balance at June 30, 2024	$(169,746)	$(712)	$(170,458)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at April 1, 2023	$(166,612)	$(758)	$(167,370)
Other comprehensive income (loss) before reclassification	(10,674)	0	(10,674)
Amounts reclassified from accumulated other comprehensive income (loss)	388	11	399
Net current period other comprehensive income (loss)	(10,286)	11	(10,275)
Balance at June 30, 2023	$(176,898)	$(747)	$(177,645)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the six months ended June 30, 2024 and 2023, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2024	$(154,460)	$(735)	$(155,195)
Other comprehensive income (loss) before reclassification	(16,100)	0	(16,100)
Amounts reclassified from accumulated other comprehensive income (loss)	814	23	837
Net current period other comprehensive income (loss)	(15,286)	23	(15,263)
Balance at June 30, 2024	$(169,746)	$(712)	$(170,458)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2023	$(188,154)	$(769)	$(188,923)
Other comprehensive income (loss) before reclassification	10,493	0	10,493
Amounts reclassified from accumulated other comprehensive income (loss)	763	22	785
Net current period other comprehensive income (loss)	11,256	22	11,278
Balance at June 30, 2023	$(176,898)	$(747)	$(177,645)

Reclassifications out of other accumulated other comprehensive income (loss) for the three months ended June 30, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(489)	Interest income
Realized gains and (losses) on available-for-sale securities	0	Net securities gains (losses)
Tax effect	103	Income tax expense
	(386)	Net of tax
Amortization of defined benefit pension items	(16)	Other expense
Tax effect	4	Income tax expense
	(12)	Net of tax
Total reclassifications for the period	$(398)	Net income
Reclassifications out of other accumulated comprehensive income (loss) for the three months ended June 30, 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(494)	Interest income
Realized gains and (losses) on available-for-sale securities	3	Net securities gains (losses)
Tax effect	103	Income tax expense
	(388)	Net of tax
Amortization of defined benefit pension items	(15)	Other expense
Tax effect	4	Income tax expense
	(11)	Net of tax
Total reclassifications for the period	$(399)	Net income

Reclassifications out of accumulated comprehensive income (loss) for the six months ended June 30, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(985)	Interest income
Realized gains and (losses) on available-for-sale securities	(46)	Net securities gains (losses)
Tax effect	217	Income tax expense
	(814)	Net of tax
Amortization of defined benefit pension items	(31)	Other expense
Tax effect	8	Income tax expense
	(23)	Net of tax
Total reclassifications for the period	$(837)	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(985)	Interest income
Realized gains and (losses) on available-for-sale securities	19	Net securities gains (losses)
Tax effect	203	Income tax expense
	(763)	Net of tax
Amortization of defined benefit pension items	(30)	Other expense
Tax effect	8	Income tax expense
	(22)	Net of tax
Total reclassifications for the period	$(785)	Net income
NOTE 10. LEASES
The Company leases certain office facilities under long-term operating lease agreements. The leases expire at various dates through 2037 and some include renewal options. Many of these leases require the payment of property taxes, insurance premiums, maintenance, utilities and other costs. In many cases, rentals are subject to increase in relation to a cost-of-living index. The Company accounts for lease and non-lease components together as a single lease component. The Company determines if an arrangement is a lease at inception. Operating leases are recorded as a right-of-use ("ROU") lease asset and are included in other assets on the consolidated balance sheet. The Company's corresponding lease obligations are included in other liabilities on the consolidated balance sheet. ROU lease assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as a practical expedient of the standard.

The following is a maturity analysis of the operating lease liabilities as of June 30, 2024:

Years ending December 31, (in thousands)	Operating Lease Obligation
2024	$376
2025	756
2026	731
2027	753
2028	593
2029 and thereafter	1,591
Total undiscounted lease payments	4,800
Less imputed interest	(415)
Lease liability	$4,385
Right-of-use asset	$4,385

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Lease cost
Operating lease cost	$161	$220	$346	$389
Short-term lease cost	2	2	4	4
Total lease cost	$163	$222	$350	$393

Other information
Operating cash outflows from operating leases	$161	$220	$346	$389
Weighted-average remaining lease term - operating leases	5.8 years	6.8 years	5.8 years	6.8 years
Weighted average discount rate - operating leases	2.5%	2.5%	2.5%	2.5%
NOTE 11. LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
As previously disclosed, in July 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which were filed in the United States Bankruptcy Court for the Western District of Michigan. The Bank and the other remaining individual defendants have settled the matter with the liquidating trustee and the case was dismissed with prejudice on June 21, 2024. A $4.5 million accrual was recorded during the second quarter of 2024 related to the resolution of this matter.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first six months of 2024 was $46.0 million, which increased $7.1 million, or 18.2%, from $38.9 million for the comparable period of 2023. Diluted income per common share was $1.78 in the first six months of 2024, an increase of 17.9% from $1.51 in the comparable period of 2023. The increase in net income for 2024 was primarily due to an increase to noninterest income of $11.2 million, or 51.5%, and a decrease in noninterest expense of $8.1 million, or 11.3%. Offsetting these effects was an increase in the provision for credit losses of $4.9 million, or 94.2%, and a decrease to net interest income of $4.3 million, or 4.3%. Pretax pre-provision earnings, a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense, were $64.7 million in the first six months of 2024, an increase of $15.0 million, or 30.3%, compared to $49.7 million for the comparable period of 2023.
Annualized return on average total equity was 14.39% in the first six months of 2024 versus 13.18% in the comparable period of 2023. Annualized return on average total assets was 1.40% in the first six months of 2024 versus 1.22% for the comparable period of 2023. The Company's average equity to average assets ratio was 9.73% in the first six months of 2024 versus 9.26% in the comparable period of 2023.
Net income in the second quarter of 2024 was $22.5 million, up $7.9 million, or 54.3%, from $14.6 million for the comparable period of 2023. Diluted earnings per common share was $0.87 in the second quarter of 2024, up 52.6% from $0.57 in the comparable period of 2023. The increase was driven primarily by an increase in noninterest income of $8.9 million, or 77.7%, and a decrease in noninterest expense of $9.4 million, or 22.0%. Offsetting these effects was an increase in provision for credit losses of $7.7 million and a decrease in net interest income of $228,000, or less than 1%. Pretax pre-provision earnings in the second quarter of 2024 were $35.4 million, an increase of $18.1 million, or 104.7%, compared to $17.3 million for the comparable period of 2023.
Annualized return on average total equity was 14.19% in the second quarter of 2024 versus 9.70% in the comparable period of 2023. Annualized return on average total assets was 1.37% in the second quarter of 2024 versus 0.91% in the comparable period of 2023. The average equity to average assets ratio was 9.62% in the second quarter of 2024 versus 9.39% the comparable period of 2023.

The Company’s performance in the second quarter was impacted by two non-routine events. During the quarter, the Bank recognized $9.0 million in net gains on Visa shares previously carried at cost basis of $0 since 2008. On April 8, 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Bank subsequently tendered its Visa Class B-1 common stock in exchange for a combination of Visa Class C common stock and Visa Class B-2 common stock. After entering the exchange, the Bank redeemed two-thirds of its Visa Class C common stock and sold its remaining Visa B-2 common stock in the secondary market. As of June 30, 2024, the Bank held 1,574 shares of Visa Class C common stock valued at $1.7 million and intends to redeem these remaining shares during the third quarter of 2024 pursuant to the Visa redemption provisions. In addition, the Company incurred a one-time accrual of $4.5 million related to the resolution of a legal matter during the second quarter. The lawsuit against the Company related to this resolution was dismissed by the court.
The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 9.91% at June 30, 2024, compared to 9.04% at June 30, 2023 and 9.91% at December 31, 2023. Unrealized losses from available-for-sale investment securities were $194.9 million at June 30, 2024, compared to $202.0 million at June 30, 2023 and $174.6 million at December 31, 2023. When excluding the impact of accumulated other comprehensive income (loss) ("AOCI") on tangible common equity and tangible assets, the Company's adjusted tangible common equity to adjusted tangible assets ratio, which is a non-GAAP financial measure, was 12.18% at June 30, 2024, compared to 11.45% at June 30, 2023 and 11.99% at December 31, 2023.
Total assets were $6.569 billion as of June 30, 2024 versus $6.524 billion as of December 31, 2023, an increase of $44.8 million, or less than 1%. Total loans, net of the allowance for credit losses, increased $127.1 million, or 2.6%, which was the primary driver behind balance sheet expansion between December 31, 2023 and June 30, 2024. Offsetting the increase to loans, net of the allowance of credit losses, was a decrease in available-for-sale securities of $58.7 million, or 5.6%. Total deposits increased by $43.0 million, or less than 1%, between December 31, 2023 and June 30, 2024. Total equity increased $4.8 million, or less than 1%, from $649.8 million at December 31, 2023 to $654.6 million at June 30, 2024. Retained earnings increased $20.8 million, or 3.0%, primarily as a result of net income of $46.0 million and reduced by dividends declared and paid of $24.6 million. AOCI decreased $15.3 million, or 9.8%, from a decline in the fair market values of available-for-sale investment securities during the six months ended June 30, 2024.
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
RESULTS OF OPERATIONS
Overview
Selected income statement information for the three and six months ended June 30, 2024 and 2023 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Income Statement Summary:
Net interest income (a)	$48,296	48,524	$95,712	$100,043
Provision for credit losses	8,480	800	10,000	5,150
Noninterest income (b)	20,439	11,501	33,051	21,815
Noninterest expense (c)	33,333	42,734	64,038	72,168
Other Data:
Efficiency ratio (1)	48.49%	71.19%	49.73%	59.22%
Diluted EPS	$0.87	$0.57	$1.78	$1.51
Average Equity/Average Assets	9.62%	9.39%	9.73%	9.26%
Tangible capital ratio (2)	9.91	9.04	9.91	9.04
Adjusted tangible capital ratio (3)	12.18	11.45	12.18	11.45
Net charge-offs to average loans	0.08	0.00	0.05	0.24
Net interest margin	3.17	3.28	3.16	3.41
Noninterest income to total revenue	29.74	19.16	25.67	17.90
Pretax pre-provision earnings (4)	$35,402	$17,291	$64,725	$49,690

(1)Noninterest expense (c) / (Net interest income (a) + Noninterest income (b)) = Efficiency Ratio
(2)Non-GAAP financial measure. Calculated by subtracting intangible assets, net of deferred tax, from total assets and total equity. Management believes this is an important measure because it is useful for planning and forecasting purposes. See reconciliation on the following pages.
(3)Non-GAAP financial measure. Calculated by removing the fair market value adjustment impact of the available-for-sale investment securities portfolio included in accumulated other comprehensive income (loss) ("AOCI") from tangible equity and tangible assets. Management believes this is an important measure because it provides better comparability to periods preceding the recent significant rise in prevailing interest rates and demonstrates long-term trends capital strength. See reconciliation on the following pages.
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
Tangible common equity, adjusted tangible common equity, tangible assets, adjusted tangible assets, tangible book value per common share, tangible common equity to tangible assets, adjusted tangible common equity to adjusted tangible assets, and pretax pre-provision earnings are non-GAAP financial measures calculated based on GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets from the calculation of equity, net of deferred tax. Tangible assets are calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets, net of deferred tax. Adjusted tangible assets and adjusted tangible common equity remove the fair market value adjustment impact of the available-for-sale investment securities portfolio in accumulated other comprehensive income (loss) ("AOCI"). Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding less true treasury stock. Pretax pre-provision earnings is calculated by adding net interest income to noninterest income and subtracting noninterest expense. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. However, management considers these measures of the company’s value meaningful to understanding of the company’s financial information and performance.
A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	As of and For The		As of and For The
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Total Equity	$654,590	$591,995	$654,590	$591,995
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Common Equity (A)	650,787	588,192	650,787	588,192
Market Value Adjustment in AOCI	169,747	176,898	169,747	176,898
Adjusted Tangible Common Equity (C)	820,534	765,090	820,534	765,090

Total Assets	$6,568,807	$6,509,546	$6,568,807	$6,509,546
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Assets (B)	6,565,004	6,505,743	6,565,004	6,505,743
Market Value Adjustment in AOCI	169,747	176,898	169,747	176,898
Adjusted Tangible Assets (D)	6,734,751	6,682,641	6,734,751	6,682,641

Ending Common Shares Issued (E)	25,679,066	25,607,663	25,679,066	25,607,663

Tangible Book Value per Common Share (A/E)	$25.34	$22.97	$25.34	$22.97

Tangible Capital Ratio (A/B)	9.91%	9.04%	9.91%	9.04%
Adjusted Tangible Capital Ratio (C/D)	12.18%	11.45%	12.18%	11.45%

Net Interest Income	$48,296	$48,524	$95,712	$100,043
Plus: Noninterest Income	20,439	11,501	33,051	21,815
Minus: Noninterest Expense	(33,333)	(42,734)	(64,038)	(72,168)
Pretax Pre-Provision Earnings	$35,402	$17,291	$64,725	$49,690

Adjusted core noninterest income, adjusted core noninterest expense, adjusted earnings before income taxes, core operational profitability, core operational diluted earnings per common share and adjusted core efficiency ratio are non-GAAP financial measures calculated based on GAAP amounts. These adjusted amounts are calculated by excluding the impact of the net gain on Visa shares, legal accrual, and wire fraud loss and associated insurance and loss recoveries and adjustments to salaries and employee benefits expense for the periods presented below. Management considers these measures of financial performance to be meaningful to understanding the company’s core business performance for these periods.
A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	Jun. 30, 2024	Jun. 30, 2023	Jun. 30, 2024	Jun. 30, 2023
Noninterest Income	$20,439	$11,501	$33,051	$21,815
Less: Net Gain on Visa Shares	(9,011)	0	(9,011)	0
Less: Insurance Recoveries	0	0	(1,000)	0
Adjusted Core Noninterest Income	$11,428	$11,501	$23,040	$21,815

Noninterest Expense	$33,333	$42,734	$64,038	$72,168
Less: Legal Accrual	(4,537)	0	(4,537)	0
Less: Wire Fraud Loss	0	(18,058)	0	(18,058)
Plus: Salaries and Employee Benefits (1)	0	1,850	0	1,850
Adjusted Core Noninterest Expense	$28,796	$26,526	$59,501	$55,960

Earnings Before Income Taxes	$26,922	$16,491	$54,725	$44,540
Adjusted Core Impact:
Noninterest Income	(9,011)	0	(10,011)	0
Noninterest Expense	4,537	16,208	4,537	16,208
Total Adjusted Core Impact	(4,474)	16,208	(5,474)	16,208
Adjusted Earnings Before Income Taxes	22,448	32,699	49,251	60,748
Tax Effect	(3,261)	(5,873)	(7,414)	(9,644)
Core Operational Profitability (2)	$19,187	$26,826	$41,837	$51,104

Diluted Earnings Per Common Share	$0.87	$0.57	$1.78	$1.51
Impact of Adjusted Core Items	(0.13)	0.48	(0.16)	0.48
Core Operational Diluted Earnings Per Common Share	$0.74	$1.05	$1.62	$1.99

Adjusted Core Efficiency Ratio	48.22%	44.19%	50.11%	45.92%
(1) In 2023, long-term, incentive-based compensation accruals were reduced as a result of the wire fraud loss and subsequent insurance and loss recoveries.
(2) Core operational profitability was $3.4 million lower and $12.2 million higher than reported net income for the three months ended June 30, 2024 and June 30, 2023, respectively. Core operational profitability was $4.1 million lower and $12.2 million higher than reported net income for the six months ended June 30, 2024 and 2023, respectively.
Net Income
Net income was $46.0 million in the first six months of 2024, which increased $7.1 million, or 18.2%, from $38.9 million for the comparable period of 2023. Diluted income per common share was $1.78 in the first six months of 2024, an increase of 17.9% from $1.51 in the comparable period of 2023. The increase in net income for the first six months of 2024 was primarily due to an increase to noninterest income of $11.2 million, or 51.5%, and a decrease in noninterest expense of $8.1 million, or 11.3%. Offsetting these effects was a decrease to net interest income of $4.3 million, or 4.3%, and an increase in the provision for credit losses of $4.9 million, or 94.2%.

Net income during the second quarter of 2024 was $22.5 million, up 54.3% from $14.6 million for the comparable period of 2023. Diluted earnings per common share was $0.87 in the second quarter of 2024, up 52.6% from $0.57 in the comparable period of 2023. The increase was driven primarily by an increase in noninterest income of $8.9 million, or 77.7% and a decrease in noninterest expense of $9.4 million, or 22.0%, and was offset by an increase in the provision for credit losses of $7.7 million and a decrease in net interest income of $228,000, or less than 1%.
Net Interest Income
The following tables set forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2024			2023
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,955,106	$166,268	6.75%	$4,704,075	$144,589	6.20%
Tax exempt (1)	47,829	1,901	7.99	57,709	2,322	8.11
Investments:
Securities (1)	1,138,639	16,117	2.85	1,230,421	17,476	2.86
Short-term investments	2,773	68	4.93	2,275	48	4.25
Interest bearing deposits	111,758	2,880	5.18	87,529	1,951	4.49
Total earning assets	$6,256,105	$187,234	6.02%	$6,082,009	$166,386	5.52%
Less: Allowance for credit losses	(73,299)			(72,366)
Nonearning Assets
Cash and due from banks	66,551			72,797
Premises and equipment	58,292			58,657
Other nonearning assets	291,062			281,465
Total assets	$6,598,711			$6,422,562

Interest Bearing Liabilities
Savings deposits	$292,378	$97	0.07%	$376,281	$137	0.07%
Interest bearing checking accounts	3,161,230	63,688	4.05	2,844,181	48,627	3.45
Time deposits:
In denominations under $100,000	220,643	3,788	3.45	189,734	1,789	1.90
In denominations over $100,000	798,442	17,954	4.52	553,472	7,976	2.91
Miscellaneous short-term borrowings	126,443	3,531	5.62	213,990	5,130	4.83
Total interest bearing liabilities	$4,599,136	$89,058	3.89%	$4,177,658	$63,659	3.07%

Noninterest Bearing Liabilities
Demand deposits	1,252,503			1,555,877
Other liabilities	105,069			94,175
Stockholders' Equity	642,003			594,852
Total liabilities and stockholders' equity	$6,598,711			$6,422,562

Interest Margin Recap
Interest income/average earning assets		187,234	6.02%		166,386	5.52%
Interest expense/average earning assets		89,058	2.86		63,659	2.11
Net interest income and margin		$98,176	3.16%		$102,727	3.41%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $2.5 million and $2.7 million for the six-month periods ended June 30, 2024 and June 30, 2023, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2024 and 2023, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended June 30,
	2024			2023
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,993,270	$84,226	6.78%	$4,739,885	$75,047	6.35%
Tax exempt (1)	41,581	783	7.57	57,857	1,198	8.31
Investments:
Securities (1)	1,118,776	8,082	2.91	1,210,870	8,520	2.82
Short-term investments	2,836	35	4.96	2,308	26	4.52
Interest bearing deposits	138,818	1,807	5.24	85,364	1,009	4.74
Total earning assets	$6,295,281	$94,933	6.07%	$6,096,284	$85,800	5.65%
Less: Allowance for credit losses	(74,166)			(71,477)
Nonearning Assets
Cash and due from banks	64,518			69,057
Premises and equipment	58,702			58,992
Other nonearning assets	298,619			280,073
Total assets	$6,642,954			$6,432,929

Interest Bearing Liabilities
Savings deposits	$289,107	$48	0.07%	$360,173	$65	0.07%
Interest bearing checking accounts	3,275,502	33,323	4.09	2,930,285	27,226	3.73
Time deposits:
In denominations under $100,000	217,146	1,871	3.47	198,864	1,147	2.31
In denominations over $100,000	807,304	9,121	4.54	611,427	5,173	3.39
Miscellaneous short-term borrowings	77,077	1,077	5.62	186,418	2,347	5.05
Total interest bearing liabilities	$4,666,136	$45,440	3.92%	$4,287,167	$35,958	3.36%

Noninterest Bearing Liabilities
Demand deposits	1,230,903			1,450,396
Other liabilities	106,916			91,367
Stockholders' Equity	638,999			603,999
Total liabilities and stockholders' equity	$6,642,954			$6,432,929

Interest Margin Recap
Interest income/average earning assets		94,933	6.07%		85,800	5.65%
Interest expense/average earning assets		45,440	2.90		35,958	2.37
Net interest income and margin		$49,493	3.17%		$49,842	3.28%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.2 million and $1.3 million in the three-month periods ended June 30, 2024 and June 30, 2023, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2024 and 2023, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.
Net interest income, on a fully tax equivalent basis, decreased $4.6 million, or 4.4%, to $98.2 million for the six months ended June 30, 2024, compared to $102.7 million for the first six months of 2023. The decline in net interest income on a fully tax equivalent basis was driven by an increase in deposit interest expense of $27.0 million, or 46.1%, from $58.5 million to $85.5 million. Securities interest income contributed further to the decline in fully tax equivalent net interest income, declining $1.4 million, or 7.8%. Loan interest income positively impacted fully tax equivalent net interest income, increasing $21.3 million, or 14.5%, from $146.9 million to $168.2 million between the two periods. Borrowings expense declined $1.6 million, or 31.2%.

Total average earning assets were $6.256 billion for the six months ended June 30, 2024, an increase of $174.1 million, or 2.9%, compared to $6.082 billion for the six months ended June 30, 2023. Average loans outstanding drove the increase to total average earning assets, increasing $241.2 million, or 5.1%, to $5.003 billion from $4.762 billion for the six months ended June 30, 2024 and 2023, respectively. Offsetting this increase was a decrease to average investment securities of $91.8 million, or 7.5%, to $1.139 billion from $1.230 billion between the respective periods. Total average interest bearing liabilities were $4.599 billion for the six months ended June 30, 2024, an increase of $421.5 million, or 10.1%, from $4.178 billion for the six months ended June 30, 2023. This increase was driven by increased interest bearing deposits of $509.0 million, or 12.8%, from $3.964 billion for the six months ended June 30, 2023 to $4.473 billion for the six months ended June 30, 2024. Offsetting the increase to average interest bearing deposits was a decrease in total average borrowings of $87.5 million, or 40.9%, to $126.4 million from $214.0 million for the six months ended June 30, 2024 and 2023, respectively. Noninterest bearing demand deposits decreased $303.4 million, or 19.5%, to $1.253 billion from $1.556 billion between the respective periods.
The tax equivalent net interest margin was 3.16% for the six months ended June 30, 2024, compared to 3.41% during the first six months of 2023, representing a 25 basis point, or 7.3%, contraction between the two periods. The net interest margin contraction was primarily driven by an increase to interest expense as a percentage of average earning assets, which increased to 2.86% for the six months ended June 30, 2024, up from 2.11% for the comparable period of 2023, for an increase of 75 basis points, or 35.5%. This increase was attributable to an increase in the rate for total interest bearing liabilities of 82 basis points, or 26.7%, from 3.07% to 3.89% between the respective periods. This increase was driven by increased costs associated with the Company's interest bearing deposits, as depositors sought higher rates on interest bearing deposit products while competition for deposits remained high throughout the industry. This increase was offset by reduced borrowings expense due to lower average borrowings. The increase in rate for interest bearing deposits was a result of a combination of an increase in average interest bearing deposits of $509.0 million, or 12.8%, from $3.964 billion to $4.473 billion, and an increase in the average rate for interest bearing deposits of 87 basis points, from 2.98% to 3.85% for the six months ended June 30, 2024 as compared to the comparable period in the prior year. The Company anticipates the cost of funds may continue to remain elevated as a result of increased market competition, shifts from noninterest bearing deposits into interest bearing deposits, and elevated wholesale funding costs. Offsetting the increase to interest expense as a percentage of average earning assets was an increase to interest income as a percentage of average earning assets of 50 basis points, or 9.1%, to 6.02% for the six months ended June 30, 2024, up from 5.52% for the comparable period of 2023. This increase was attributable to an increase in loan yields, which was driven by the combination of an increase in average loans of $241.2 million, or 5.1%, to $5.003 billion from $4.762 billion, and an increase in average yield of 54 basis points from 6.22% to 6.76% between the respective periods. Loan yields benefited from an increase in the target Federal Funds rate of 25 basis points between the two periods, increasing to a range of 5.25%-5.50%. The Company expects loan yields to improve as commercial fixed rate loans continue to mature and reprice at current interest rates.

Net interest income, on a fully tax equivalent basis, decreased by $349,000, or less than 1%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decline in net interest income on a fully tax equivalent basis was driven by an increase in deposit interest expense of $10.8 million, or 32.0%, from $33.6 million to $44.4 million. Securities interest income contributed further to the decline, decreasing $438,000, or 5.1%. Loan interest income positively impacted fully tax equivalent net interest income, increasing $8.8 million, or 11.5%, from $76.2 million to $85.0 million. Additionally, income from short-term investments and interest bearing deposits increased $807,000. Borrowings expense decreased $1.3 million, or 54.1%.
Total average earning assets were $6.295 billion for the second quarter of 2024, an increase of $199.0 million, or 3.3%, compared to $6.096 billion for the second quarter of 2023. The increase in average earning assets was driven by an increase in average loans of $237.1 million, or 4.9%, from $4.798 billion for the second quarter of 2023 to $5.035 billion for the second quarter of 2024. Offsetting the increase in average loans was a decrease in average investment securities, which decreased $92.1 million, or 7.6%, from $1.211 billion for the second quarter of 2023 to $1.119 billion for the second quarter of 2024. Total average interest bearing liabilities were $4.666 billion for the second quarter of 2024, an increase of $379.0 million, or 8.8%, from $4.287 billion for the second quarter of 2023. This increase was driven by increased interest bearing deposits of $488.3 million, or 11.9%, from $4.101 billion for the second quarter of 2023 to $4.589 billion for the second quarter of 2024. Noninterest bearing demand deposits decreased $219.5 million, or 15.1%, from $1.450 billion for the second quarter of 2023 to $1.231 billion for the second quarter of 2024 and average borrowings decreased $109.3 million, or 58.7%, from $186.4 million for the second quarter of 2023 to $77.1 million for the second quarter of 2024.
The tax equivalent net interest margin contracted by 11 basis points, or 3.4%, to 3.17% for the second quarter of 2024, compared to 3.28% for the second quarter of 2023. The net interest margin contraction was primarily driven by an increase in interest expense as a percentage of average earning assets, which increased to 2.90% for the three months ended June 30, 2024, up from 2.37% for the comparable period of 2023, for an increase of 53 basis points, or 22.4%. This increase was attributable to an increase in the rate for total interest bearing liabilities of 56 basis points, or 16.7%, from 3.36% to 3.92% between the respective periods. This increase was driven by increased costs associated with the Company's interest bearing deposits, as depositors sought higher interest rates on interest bearing deposit products while competition for deposits remains high throughout the industry. This increase was offset by reduced borrowings expense due to lower average borrowings. The increase in rate for interest bearing deposits was a result of an increase in average interest bearing deposits of $488.3 million, or 11.9%, from $4.101 billion to $4.589 billion, and an increase in the average rate for interest bearing deposits of 60 basis points, from 3.29% to 3.89% for the three months ended June 30, 2024, as compared to the comparable period in the prior year. The Company anticipates the cost of funds may continue to remain elevated as a result of increased market competition, shifts from noninterest bearing deposits to interest bearing deposits, and elevated wholesale funding costs. Offsetting the increase to interest expense as a percentage of average earning assets was an increase to interest income as a percentage of average earning assets of 42 basis points, or 7.4%, to 6.07% for the three months ended June 30, 2024, up from 5.65% for the comparable period of 2023. This increase was attributable to an increase in loan yields, which was driven by an increase in average loans of $237.1 million, or 4.9%, to $5.035 billion from $4.798 billion, and an increase in average yield of 42 basis points from 6.37% to 6.79% between the respective periods. Loan yields benefited from an increase in the target Federal Funds rate of 25 basis points between the two periods, increasing to a range of 5.25%-5.50%. The Company expects loan yields to improve as commercial fixed rate loans continue to mature and reprice at current interest rates.

Provision for Credit Losses
The Company recorded provision for credit losses expense of $10.0 million for the six months ended June 30, 2024, compared to provision expense of $5.2 million during the comparable period of 2023, an increase of $4.9 million, or 94.2%. Net charge-offs were $1.3 million during the six month period ended June 30, 2024, compared to $5.7 million during the comparable period of 2023, a decrease of $4.4 million, or 77.9%. The decrease in charge-offs between the respective periods was the result of a charge-off of $5.5 million attributable to a single commercial borrower during the first quarter of 2023.
The Company recorded provision expense of $8.5 million during the second quarter of 2024, compared to $800,000 during the second quarter of 2023. Provision expense during the quarter was primarily driven by an increase in the specific reserve allocation from the downgrade of a single $43.3 million commercial relationship, an industrial company in Northern Indiana, that was placed on nonperforming status during the second quarter of 2024. Net charge-offs were $949,000 during the second quarter of 2024, compared to net recoveries of $43,000 during the second quarter of 2023.
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

Noninterest Income

Noninterest income categories for the three and six months ended June 30, 2024 and 2023 are shown in the following tables:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Wealth advisory fees	$5,052	$4,471	$581	13.0%
Investment brokerage fees	1,000	962	38	4.0
Service charges on deposit accounts	5,497	5,356	141	2.6
Loan and service fees	5,900	5,848	52	0.9
Merchant and interchange fee income	1,755	1,806	(51)	(2.8)
Bank owned life insurance income	1,926	1,384	542	39.2
Interest rate swap fee income	0	794	(794)	(100.0)
Mortgage banking income (loss)	75	(134)	209	(156.0)
Net securities gains (losses)	(46)	19	(65)	(342.1)
Net gain on Visa shares	9,011	0	9,011	100.0
Other income	2,881	1,309	1,572	120.1
Total noninterest income	$33,051	$21,815	$11,236	51.5%
Noninterest income to total revenue	25.67%	17.90%

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Wealth advisory fees	$2,597	$2,271	$326	14.4%
Investment brokerage fees	478	428	50	11.7
Service charges on deposit accounts	2,806	2,726	80	2.9
Loan and service fees	3,048	3,002	46	1.5
Merchant card fee income	892	929	(37)	(4.0)
Bank owned life insurance income (loss)	890	693	197	28.4
Interest rate swap fee income	0	794	(794)	(100.0)
Mortgage banking income (loss)	23	(35)	58	(165.7)
Net securities gains (losses)	0	3	(3)	(100.0)
Net gain on Visa shares	9,011	0	9,011	100.0
Other income	694	690	4	0.6
Total noninterest income	$20,439	$11,501	$8,938	77.7%
Noninterest income to total revenue	29.74%	19.16%
Noninterest income increased by $11.2 million, or 51.5%, to $33.1 million for the six months ended June 30, 2024, compared to $21.8 million for the prior year six-month period. The increase in noninterest income was driven primarily by net gain on Visa shares of $9.0 million. Additionally, other income increased $1.6 million, or 120.1%, wealth advisory fees increased $581,000, or 13.0%, bank owned life insurance income increased $542,000, or 39.2%, and mortgage banking income increased $209,000. Other income increased from the insurance recovery and bank owned life insurance benefit received during the first quarter of 2024. Wealth advisory fees increased from new volume growth in addition to favorable market performance. Bank owned life insurance income increased through an improvement in market valuation for the Company's variable bank owned life insurance policies, which are tied to the performance of the equity markets. Adjusted core noninterest income for the six months ended June 30, 2024, was $23.0 million, an increase of $1.2 million, or 5.6%, compared to $21.8 million for the six months ended June 30, 2023.

The Company’s noninterest income increased $8.9 million, or 77.7%, to $20.4 million for the second quarter of 2024, compared to $11.5 million for the second quarter of 2023. The increase in noninterest income was driven primarily by the net gain on Visa shares of $9.0 million. Wealth advisory fees increased $326,000, or 14.4%, because of new volume growth in addition to favorable market performance. Bank owned life insurance income increased $197,000, or 28.4%, primarily from improved market performance of the Company's variable bank owned life insurance policies. Offsetting these increases was a decrease in interest rate swap fee income of $794,000 due to no new swap fee activity during the quarter. Adjusted core noninterest income was $11.4 million for the second quarter of 2024, a decrease of $73,000, or 0.6%, compared to $11.5 million for the second quarter of 2023.
Noninterest Expense
Noninterest expense categories for the three and six months ended June 30, 2024 and 2023 are shown in the following tables:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Salaries and employee benefits	$32,991	$27,437	$5,554	20.2%
Net occupancy expense	3,438	3,253	185	5.7
Equipment costs	2,755	2,864	(109)	(3.8)
Data processing fees and supplies	7,651	6,926	725	10.5
Corporate and business development	2,646	2,729	(83)	(3.0)
FDIC insurance and other regulatory fees	1,605	1,598	7	0.4
Professional fees	4,586	4,170	416	10.0
Wire fraud loss	0	18,058	(18,058)	(100.0)
Other expense	8,366	5,133	3,233	63.0
Total noninterest expense	$64,038	$72,168	$(8,130)	(11.3)%
Efficiency ratio	49.73%	59.22%

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Salaries and employee benefits	$16,158	$11,374	$4,784	42.1%
Net occupancy expense	1,698	1,681	17	1.0
Equipment costs	1,343	1,426	(83)	(5.8)
Data processing fees and supplies	3,812	3,474	338	9.7
Corporate and business development	1,265	1,298	(33)	(2.5)
FDIC insurance and other regulatory fees	816	803	13	1.6
Professional fees	2,123	2,049	74	3.6
Wire fraud loss	0	18,058	(18,058)	(100.0)
Other expense	6,118	2,571	3,547	138.0
Total noninterest expense	$33,333	$42,734	$(9,401)	(22.0)%
Efficiency ratio	48.49%	71.19%
Noninterest expense decreased by $8.1 million, or 11.3%, for the six months ended June 30, 2024 to $64.0 million compared to $72.2 million for the six months ended June 30, 2023. The primary driver behind the decrease was the $18.1 million wire fraud loss recorded during the second quarter of 2023. Offsetting this decrease were increases to salaries and employee benefits expense of $5.6 million, or 20.2%, other expense of $3.2 million or 63.0%, data processing fees and supplies expense of $725,000, or 10.5%, and professional fees of $416,000, or 10.0%. The increase to data processing fees resulted from continued investment in customer-facing and operational technology solutions. Professional fees increased due to higher costs to implement technology solutions as well as higher legal and accounting costs. Adjusted core noninterest expense was $59.5 million for the six months ended June 30, 2024, an increase of $3.5 million, or 6.3%, from $56.0 million recorded during the comparable period of 2023.

Noninterest expense decreased $9.4 million, or 22.0%, to $33.3 million for the second quarter of 2024, compared to $42.7 million during the second quarter of 2023. Noninterest expense for the second quarter of 2023 included an $18.1 million wire fraud loss. During the second quarter 2024 salaries and benefits expense increased $4.8 million, or 42.1%, other expense increased $3.5 million, or 138.0%, and data processing fees and supplies expense increased $338,000, or 9.7%, compared to the second quarter of 2023. Salaries and employee benefits expense increased due to higher performance-based incentive compensation of $2.9 million, salaries and wages increases of $1.5 million and increased health insurance expense of $500,000. During the second quarter of 2023 performance-based incentive accruals were reversed by $1.9 million due to the wire fraud loss. Other expense increased primarily due to a $4.5 million litigation accrual. Data processing fees increased due to investments in software, digital banking, and core data processing technologies. Adjusted core noninterest expense was $28.8 million for the three months ended June 30, 2024, an increase of $2.3 million, or 8.6%, from $26.5 million for the three months ended June 30, 2023.

The Company's income tax expense increased $3.1 million, or 55.3%, to $8.8 million in the six months ended June 30, 2024, compared to $5.7 million for the same period in 2023. The effective tax rate was 16.0% in the six months ended June 30, 2024, compared to 12.7% for the comparable period of 2023. The year-to-date effective tax rate was increased due to adoption of ASU 2023-02, to account for the Company's investment in low-income housing tax credit structures, as well as a reduction in the tax benefit recognized from stock-based compensation vesting of shares for plan participants.
FINANCIAL CONDITION
Overview
Total assets were $6.569 billion as of June 30, 2024 versus $6.524 billion as of December 31, 2023, an increase of $44.8 million, or less than 1%. Total loans, net of the allowance for credit losses, increased $127.1 million, or 2.6%, between December 31, 2023 and June 30, 2024. Offsetting the increase to loans, net of the allowance for credit losses, was a decrease in available-for-sale securities of $58.7 million, or 5.6%. Total deposits increased $43.0 million, or less than 1%, between December 31, 2023 and June 30, 2024. The increase in total deposits was driven by an increase in interest bearing deposits of $183.5 million, or 4.2%, and was offset by a decrease in noninterest bearing deposits of $140.5 million, or 10.4%. Total equity increased $4.8 million, or less than 1%, from $649.8 million at December 31, 2023 to $654.6 million at June 30, 2024. Retained earnings increased $20.8 million, or 3.0%, as a result of net income of $46.0 million but was reduced by dividends declared and paid of $24.6 million. Accumulated other comprehensive income (loss), decreased $15.3 million, or 9.8%, due primarily to a decline in available-for-sale securities fair market values during the six months ended June 30, 2024.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents decreased by $30.6 million, or 20.2%, to $121.2 million at June 30, 2024, from $151.8 million at December 31, 2023. Cash and cash equivalents include short-term investments. The fluctuation in cash and cash equivalents at June 30, 2024 was driven by a decrease in cash and due from banks of $9.6 million, or 13.6%, and a decrease in interest bearing short-term investment accounts of $21.1 million, or 25.9%.

Investment Portfolio
The amortized cost and the fair value of securities as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S government sponsored agencies	$142,183	$113,697	$146,692	$119,479
Mortgage-backed securities: residential	498,259	419,230	522,275	447,842
State and municipal securities	547,540	460,130	557,352	484,407
Total available-for-sale	$1,187,982	$993,057	$1,226,319	$1,051,728

Held-to-Maturity
State and municipal securities	$130,746	$113,997	$129,918	$119,215
Total Investment Portfolio	$1,318,728	$1,107,054	$1,356,237	$1,170,943
At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that, as interest rates rise, any unrealized loss in the available-for-sale investment securities portfolio will increase, and as interest rates fall the unrealized gain in the investment portfolio will rise. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
There were no purchases of available-for-sale securities in the first six months of 2024. Investment securities represented 17.1% of total assets on June 30, 2024, compared to 18.1% of total assets on December 31, 2023. The ratio of investment securities as a percentage of total assets remains elevated over historical levels of approximately 12% to 14%. The Company expects the investment securities portfolio as a percentage of assets to continue to decrease over time as the proceeds from pay downs, sales and maturities are used to fund loan portfolio growth and for general liquidity purposes. Tax equivalent adjusted effective duration for the investment securities portfolio was 6.5 years at June 30, 2024 and 6.5 years at December 31, 2023. Effective duration of the portfolio remains elevated as compared to 4.0 at December 31, 2019, prior to the deployment of excess liquidity to the investment portfolio and the rise in interest rates from the recent tightening cycle by the Federal Reserve. Paydowns from prepayments and scheduled payments of $28.9 million were received in the first six months of 2024, and the amortization of premiums, net of the accretion of discounts, was $2.4 million. Sales of available-for-sale investment securities totaled $7.1 million in the first six months of 2024 and resulted in net losses of $46,000. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securities as of June 30, 2024 and December 31, 2023. The Company anticipates receiving principal and interst cash flows of approximately $52.4 million throughout the remainder of 2024 from its investment securities portfolio.
The fair value of the available-for-sale investment securities portfolio as of June 30, 2024 included net unrealized losses of $194.9 million, compared to net unrealized losses of $174.6 million as of December 31, 2023. Unrealized losses in the available-for-sale investment securities portfolio resulted from the declines in market values of the investment securities. These declines were driven by the rising interest rate environment as a result of the Federal Reserve's recent cycle of monetary policy tightening during 2022 and 2023.

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

Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale decreased by $759,000, or 65.5%, to $399,000 at June 30, 2024, from $1.2 million at December 31, 2023. The balance of this asset category is subject to a high degree of variability depending on, among other factors, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $9.1 million in the first six months of 2024, compared to $3.4 million in the first six months of 2023. Management expects the volume of loans originated for sale in the secondary market to remain at reduced levels due to elevated mortgage rates, limited inventory, and existing homeowners being locked in at historically low rates. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $322.9 million and $333.1 million, as of June 30, 2024 and December 31, 2023, respectively.
Loan Portfolio
The loan portfolio by portfolio segment as of June 30, 2024 and December 31, 2023 is summarized as follows:

(dollars in thousands)	June 30, 2024		December 31, 2023		Current Period Change
Commercial and industrial loans	$1,526,277	30.2%	$1,420,764	28.9%	$105,513
Commercial real estate and multi-family residential loans	2,503,380	49.5	2,437,534	49.5	65,846
Agri-business and agricultural loans	361,064	7.2	388,764	7.9	(27,700)
Other commercial loans	96,703	1.9	120,726	2.5	(24,023)
Consumer 1-4 family mortgage loans	469,907	9.3	456,187	9.3	13,720
Other consumer loans	97,895	1.9	96,022	1.9	1,873
Subtotal, gross loans	5,055,226	100.0%	4,919,997	100.0%	135,229
Less: Allowance for credit losses	(80,711)		(71,972)		(8,739)
Net deferred loan fees	(2,885)		(3,463)		578
Loans, net	$4,971,630		$4,844,562		$127,068
Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $135.2 million, or 2.7%, to $5.055 billion at June 30, 2024 from $4.920 billion at December 31, 2023. The increase was primarily driven by originations of loans concentrated in the commercial and industrial and commercial real estate and multi-family residential loans categories and was offset by paydowns in the agri-business and agricultural loans segment which traditionally experiences seasonal fluctuations in activity.
The following table summarizes the Company’s non-performing assets as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans	$57,124	$15,687
Loans past due over 90 days and still accruing	26	27
Total nonperforming loans	57,150	15,714
Other real estate owned	384	384
Repossessions	90	8
Total nonperforming assets	$57,624	$16,106

Individually analyzed loans	$78,533	$16,124

Nonperforming loans to total loans	1.13%	0.32%
Nonperforming assets to total assets	0.88%	0.25%

Total nonperforming assets increased by $41.5 million, or 257.8%, to $57.6 million during the six month period ended June 30, 2024. The ratio of nonperforming assets to total assets increased 63 basis point from 0.25% at December 31, 2023 to 0.88% at June 30, 2024. The increase in nonperforming assets was primarily driven by the downgrade of a single $43.3 million commercial relationship, an industrial company in Northern Indiana, that was moved to nonperforming status during the second quarter of 2024.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans increased by $62.4 million, or 387.1%, to $78.5 million at June 30, 2024 from $16.1 million at December 31, 2023. The increase to individually analyzed loans was primarily related to the downgrade of two commercial relationships.
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
At June 30, 2024, the allowance for credit losses was 1.60% of total loans, an increase of 14 basis points from 1.46% at December 31, 2023. At June 30, 2024, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing relatively conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $101.2 million for this sector represented 2.0% of total loans at June 30, 2024. Additionally, commercial real estate loans secured by multi-family residential properties and secured by non-farm non-residential properties were approximately 205% of the Bank's risk-based capital at June 30, 2024.
As of June 30, 2024, based on management’s review of the loan portfolio, the Company had 85 credit relationships totaling $268.3 million on the classified loan list versus 68 credit relationships totaling $183.1 million as of December 31, 2023. As of June 30, 2024, the Company had $182.6 million of assets classified as Special Mention, $85.7 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $143.6 million, $39.4 million, $0 and $0, respectively, at December 31, 2023. Watch list loans as a percentage of total loans increased to 5.31% as of June 30, 2024 from 3.72% as of December 31, 2023. The increase to the classified loan listing was primarily a result of downgraded credits added to the watch list during the first six months of 2024, offset by upgrades of loans.
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
The allowance for credit losses increased $8.7 million, or 12.1%, from $72.0 million at December 31, 2023 to $80.7 million at June 30, 2024. The increase was a result of provision expense of $10.0 million which was offset by net charge-offs of $1.3 million. Provision expense recorded during the six months ended June 30, 2024 was attributable to an increase in the specific reserve allocation from the downgrade of a single $43.3 million commercial relationship, an industrial company in Northern Indiana, that was placed on nonperforming status during the second quarter of 2024. As the bulk of the Company’s lending activity is concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits, management has historically considered growth and portfolio composition when determining credit loss allocations.
Sources of Funds
The Company's sources of funds include a diversified deposit base gathered throughout the Company's footprint and includes a stable mix of commercial, retail and public funds deposit accounts. While the traditional base of core deposits represents the primary source of funding for the Company, the Company has access to a robust array of other liquidity sources, including secured borrowings available from the Federal Home Loan Bank and the Federal Reserve Bank Discount Window. In addition, the Company has access to unsecured borrowing capacity through long established relationships within the brokered deposit markets, Federal Funds lines from correspondent bank partners and Insured Cash Sweep (ICS) one-way buy funds available from the Intrafi network. As of June 30, 2024, the Company had access to $3.31 billion in unused liquidity available from these aggregate sources as compared to $3.41 billion at December 31, 2023.
The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the six months ended June 30, 2024 and 2023 are summarized in the following table:

	Six months ended June 30,
	2024		2023
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,252,503	0.00%	$1,555,877	0.00%
Savings and transaction accounts:
Savings deposits	292,378	0.07	376,281	0.07
Interest bearing demand deposits	3,161,230	4.05	2,844,181	3.45
Time deposits:
Deposits of $100,000 or more	798,442	4.52	553,472	2.91
Other time deposits	220,643	3.45	189,734	1.90
Total deposits	$5,725,196	3.00%	$5,519,545	2.14%
FHLB advances and other borrowings	126,443	5.62	213,990	4.83
Total funding sources	$5,851,639	3.06%	$5,733,535	2.24%
Average total deposits were $5.725 billion for the six months ended June 30, 2024, an increase of $205.7 million, or 3.7%, from the comparable period in 2023. Average total borrowings were $126.4 million for the six months ended June 30, 2024, a decrease of $87.5 million, or 40.9%, from the comparable period in 2023. Total average deposit costs increased 86 basis points from 2.14% for the six months ended June 30, 2023, to 3.00% for the six months ended June 30, 2024. Total average borrowing costs increased 79 basis points from 4.83% for the six months ended June 30, 2023 to 5.62% for the six months ended June 30, 2024. As a result, total funding costs increased by 82 basis points from 2.24% for the six months ended June 30, 2023, to 3.06% for the six months ended June 30, 2024. This increase was driven by an increase in rates on interest bearing deposits and deposit migration from noninterest bearing deposits to interest bearing deposits.
Deposits and Borrowings
As of June 30, 2024, total deposits increased by $43.0 million, or less than 1%, from December 31, 2023. Core deposits, which excludes brokered deposits, increased by $17.4 million, or less than 1%, to $5.602 billion as of June 30, 2024 from $5.585 billion as of December 31, 2023. Total brokered deposits were $161.0 million at June 30, 2024, compared to $135.4 million at December 31, 2023, an increase of $25.6 million, or 18.9%.

The following table summarizes deposit composition at June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	Percentage of Total	December 31, 2023	Percentage of Total	Current Period Change
Retail	$1,724,777	29.9%	$1,794,958	31.4%	$(70,181)
Commercial	2,150,127	37.3	2,227,147	38.9	(77,020)
Public funds	1,727,593	30.0	1,563,015	27.3	164,578
Core deposits	$5,602,497	97.2%	$5,585,120	97.6%	$17,377
Brokered deposits	161,040	2.8	135,405	2.4	25,635
Total deposits	$5,763,537	100.0%	$5,720,525	100.0%	$43,012
Core deposits, which excludes brokered deposits, expanded $17.4 million, or less than 1%, during the first six months of 2024. Utilization of brokered deposits as a wholesale funding alternative has returned to pre-pandemic levels. On June 30, 2024, commercial deposits represented 37.3% of total deposits versus 38.9% at December 31, 2023. Retail deposits represented 29.9% at June 30, 2024 versus 31.4% at December 31, 2023. Public Funds deposits represented 30.0% at June 30, 2024 versus 27.3% at December 31, 2023. Brokered deposits represented 2.8% of total deposits at June 30, 2024 versus 2.4% at December 31, 2023. Commercial deposits contracted $77.0 million, or 3.5%, from $2.23 billion at December 31, 2023 to $2.15 billion at June 30, 2024; retail deposits contracted $70.2 million, or 3.9%, from $1.79 billion at December 31, 2023 to $1.72 billion at June 30, 2024; and public funds deposits expanded $164.6 million, or 10.5%, from $1.56 billion at December 31, 2023 to $1.73 billion at June 30, 2024.

Deposits not covered by FDIC deposit insurance were 58% as of June 30, 2024, versus 57% at December 31, 2023. Deposits not covered by FDIC deposit insurance or the Indiana Public Deposit Insurance Fund (which insures public fund deposits in Indiana), were 29% of total deposits as of June 30, 2024, versus 31% as of December 31, 2023. As of June 30, 2024 and December 31, 2023, 98% of deposit accounts had deposit balances less than $250,000.
Capital
As of June 30, 2024, total stockholders’ equity was $654.6 million, an increase of $4.8 million, or less than 1%, from $649.8 million at December 31, 2023. The increase to total stockholders' equity was driven by net income of $46.0 million and was reduced by dividends declared and paid of $24.6 million and a decrease of $15.3 million in accumulated other comprehensive income (loss).
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of June 30, 2024, the Company's capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of June 30, 2024 and December 31, 2023, are presented in the table below. Capital ratios for June 30, 2024 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024:
Total Capital (to Risk Weighted Assets)
Consolidated	$891,912	15.53%	$459,531	8.00%	$603,135	N/A	N/A	N/A
Bank	$887,497	15.46%	$459,279	8.00%	$602,803	10.50%	$574,099	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$819,990	14.28%	$344,649	6.00%	$488,252	N/A	N/A	N/A
Bank	$815,536	14.21%	$344,459	6.00%	$487,984	8.50%	$459,279	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$819,990	14.28%	$258,486	4.50%	$402,090	N/A	N/A	N/A
Bank	$815,536	14.21%	$258,344	4.50%	$401,869	7.00%	$373,164	6.50%
Tier I Capital (to Average Assets)
Consolidated	$819,990	11.98%	$273,877	4.00%	$273,877	N/A	N/A	N/A
Bank	$815,536	11.92%	$273,686	4.00%	$273,686	4.00%	$342,108	5.00%

As of December 31, 2023:
Total Capital (to Risk Weighted Assets)
Consolidated	$870,390	15.47%	$450,211	8.00%	$590,901	N/A	N/A	N/A
Bank	$852,405	15.16%	$449,894	8.00%	$590,486	10.50%	$562,367	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$799,929	14.21%	$337,658	6.00%	$478,349	N/A	N/A	N/A
Bank	$781,999	13.91%	$337,420	6.00%	$478,012	8.50%	$449,894	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$799,929	14.21%	$253,243	4.50%	$393,934	N/A	N/A	N/A
Bank	$781,999	13.91%	$253,065	4.50%	$393,657	7.00%	$365,539	6.50%
Tier I Capital (to Average Assets)
Consolidated	$799,929	11.82%	$270,636	4.00%	$270,636	N/A	N/A	N/A
Bank	$781,999	11.58%	$270,041	4.00%	$270,041	4.00%	$337,551	5.00%

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
•the impact of litigation and other claims we may be subject to from time to time;
•changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
•changes in the prices, values and sales volumes of residential real estate;
•the impact of labor shortages, and changes in trade policy and tariffs;
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have a material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2024. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but do not necessarily indicate the effect on future net interest income. The Company, through the Bank's Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model. The current balance sheet structure is considered to be within acceptable risk levels.
Interest rate scenarios for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at June 30, 2024. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$210,872	$206,168	$208,083	$209,808	$210,458	$210,707	$210,969	$211,009	$211,033	$211,048	$211,061
Variance from Base		$(4,704)	$(2,789)	$(1,064)	$(414)	$(165)	$97	$137	$161	$176	$189
Percent of change from Base		(2.23)%	(1.32)%	(0.50)%	(0.20)%	(0.08)%	0.05%	0.06%	0.08%	0.08%	0.09%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2024, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary, routine litigation incidental to their respective businesses.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2023. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
On April 11, 2023, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2025, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended June 30, 2024.
The following table provides information as of June 30, 2024 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1 - 30	0	$0.00	0	$30,000,000
May 1 - 31	1,348	61.87	0	30,000,000
June 1 - 30	0	0.00	0	30,000,000
Total	1,348	$61.87	0	$30,000,000

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

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
N/A
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation
S-K.

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2024 and June 30, 2023; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and June 30, 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and June 30, 2023; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023; and (vi) Notes to Unaudited Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 7, 2024	/s/ David M. Findlay
David M. Findlay – Chairman and Chief Executive Officer

Date: August 7, 2024	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 7, 2024	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)