Form 10-Q
period 2024-09-30
LAKELAND FINANCIAL CORP
filed 2024-10-30
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at October 23, 2024:  25,506,084

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$86,785	$70,451
Short-term investments	73,405	81,373
Total cash and cash equivalents	160,190	151,824

Securities available-for-sale, at fair value	1,016,649	1,051,728
Securities held-to-maturity, at amortized cost (fair value of $118,861 and $119,215, respectively)	131,157	129,918
Real estate mortgage loans held-for-sale	3,148	1,158
Loans, net of allowance for credit losses of $83,627 and $71,972	4,998,363	4,844,562
Land, premises and equipment, net	59,987	57,899
Bank owned life insurance	112,075	109,114
Federal Reserve and Federal Home Loan Bank stock	21,420	21,420
Accrued interest receivable	28,471	30,011
Goodwill	4,970	4,970
Other assets	108,941	121,425
Total assets	$6,645,371	$6,524,029

LIABILITIES
Noninterest bearing deposits	$1,284,527	$1,353,477
Interest bearing deposits	4,552,786	4,367,048
Total deposits	5,837,313	5,720,525

Federal Funds purchased	30,000	0
Federal Home Loan Bank advances	0	50,000
Total borrowings	30,000	50,000

Accrued interest payable	14,784	20,893
Other liabilities	64,093	82,818
Total liabilities	5,946,190	5,874,236

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,974,017 shares issued and 25,506,084 outstanding as of September 30, 2024
25,903,686 shares issued and 25,430,566 outstanding as of December 31, 2023	128,346	127,692
Retained earnings	724,550	692,760
Accumulated other comprehensive income (loss)	(138,136)	(155,195)
Treasury stock at cost (467,933 shares as of September 30, 2024, 473,120 shares as of December 31, 2023)	(15,668)	(15,553)
Total stockholders’ equity	699,092	649,704
Noncontrolling interest	89	89
Total equity	699,181	649,793
Total liabilities and equity	$6,645,371	$6,524,029

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INTEREST INCOME
Interest and fees on loans
Taxable	$86,118	$78,910	$252,386	$223,499
Tax exempt	298	1,008	1,830	2,869
Interest and dividends on securities
Taxable	2,908	3,077	9,051	9,966
Tax exempt	3,921	4,023	11,800	12,387
Other interest income	1,773	1,605	4,721	3,604
Total interest income	95,018	88,623	279,788	252,325

Interest on deposits	45,556	37,108	131,083	95,637
Interest on short-term borrowings	189	3,122	3,720	8,252
Total interest expense	45,745	40,230	134,803	103,889

NET INTEREST INCOME	49,273	48,393	144,985	148,436

Provision for credit losses	3,059	400	13,059	5,550

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	46,214	47,993	131,926	142,886

NONINTEREST INCOME
Wealth advisory fees	2,718	2,298	7,770	6,769
Investment brokerage fees	438	408	1,438	1,370
Service charges on deposit accounts	2,835	2,735	8,332	8,091
Loan and service fees	2,955	2,934	8,855	8,782
Merchant and interchange fee income	898	938	2,653	2,744
Bank owned life insurance income	1,068	1,009	2,994	2,393
Interest rate swap fee income	0	0	0	794
Mortgage banking income (loss)	(7)	(50)	68	(184)
Net securities gains (losses)	0	(35)	(46)	(16)
Net gain (loss) on Visa shares	(15)	0	8,996	0
Other income	1,027	598	3,908	1,907
Total noninterest income	11,917	10,835	44,968	32,650

NONINTEREST EXPENSE
Salaries and employee benefits	16,476	15,977	49,467	43,414
Net occupancy expense	1,721	1,621	5,159	4,874
Equipment costs	1,452	1,325	4,207	4,189
Data processing fees and supplies	3,768	3,379	11,419	10,305
Corporate and business development	1,369	1,201	4,015	3,930
FDIC insurance and other regulatory fees	966	871	2,571	2,469
Professional fees	2,089	2,114	6,675	6,284
Wire fraud loss	0	0	0	18,058
Other expense	2,552	2,609	10,918	7,742
Total noninterest expense	30,393	29,097	94,431	101,265

INCOME BEFORE INCOME TAX EXPENSE	27,738	29,731	82,463	74,271
Income tax expense	4,400	4,479	13,175	10,130
NET INCOME	$23,338	$25,252	$69,288	$64,141

BASIC WEIGHTED AVERAGE COMMON SHARES	25,684,407	25,613,456	25,673,275	25,601,493

BASIC EARNINGS PER COMMON SHARE	$0.91	$0.99	$2.70	$2.51

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,767,739	25,693,535	25,754,357	25,709,841

DILUTED EARNINGS PER COMMON SHARE	$0.91	$0.98	$2.69	$2.49

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited - dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$23,338	$25,252	$69,288	$64,141
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	40,411	(64,432)	20,031	(51,150)
Reclassification adjust for amortization of unrealized losses on securities transferred to held-to-maturity	488	501	1,473	1,486
Reclassification adjustment for (gains) losses included in net income	0	35	46	16
Net securities gain (loss) activity during the period	40,899	(63,896)	21,550	(49,648)
Tax effect	(8,589)	13,419	(4,526)	10,427
Net of tax amount	32,310	(50,477)	17,024	(39,221)
Defined benefit pension plans:
Amortization of net actuarial loss	16	15	47	45
Net gain activity during the period	16	15	47	45
Tax effect	(4)	(4)	(12)	(12)
Net of tax amount	12	11	35	33
Total other comprehensive income (loss), net of tax	32,322	(50,466)	17,059	(39,188)
Comprehensive income (loss)	$55,660	$(25,214)	$86,347	$24,953

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at July 1, 2023	25,429,216	$123,367	$661,447	$(177,645)	$(15,263)	$591,906	$89	$591,995
Comprehensive loss:
Net income			25,252			25,252		25,252
Other comprehensive income (loss), net of tax				(50,466)		(50,466)		(50,466)
Cash dividends declared and paid, $0.46 per share			(11,782)			(11,782)		(11,782)
Treasury shares purchased under deferred directors' plan	(3,992)	206			(206)	0		0
Stock activity under equity compensation plans	6,500	0				0		0
Stock based compensation expense		2,185				2,185		2,185
Balance at September 30, 2023	25,431,724	$125,758	$674,917	$(228,111)	$(15,469)	$557,095	$89	$557,184

Balance at July 1, 2024	25,503,744	$126,871	$713,541	$(170,458)	$(15,453)	$654,501	$89	$654,590
Comprehensive income:
Net income			23,338			23,338		23,338
Other comprehensive income (loss), net of tax				32,322		32,322		32,322
Cash dividends declared and paid, $0.48 per share			(12,329)			(12,329)		(12,329)
Treasury shares purchased under deferred directors' plan	(3,510)	215			(215)	0		0
Stock activity under equity compensation plans	5,850	0				0		0
Stock based compensation expense		1,260				1,260		1,260
Balance at September 30, 2024	25,506,084	$128,346	$724,550	$(138,136)	$(15,668)	$699,092	$89	$699,181

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2023	25,349,225	$127,004	$646,100	$(188,923)	$(15,383)	$568,798	$89	$568,887
Comprehensive income:
Net income			64,141			64,141		64,141
Other comprehensive income (loss), net of tax				(39,188)		(39,188)		(39,188)
Cash dividends declared and paid, $1.38 per share			(35,324)			(35,324)		(35,324)
Treasury shares purchased under deferred directors' plan	(8,493)	491			(491)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,855	(405)			405	0		0
Stock activity under equity compensation plans	78,137	(3,124)				(3,124)		(3,124)
Stock based compensation expense		1,792				1,792		1,792
Balance at September 30, 2023	25,431,724	$125,758	$674,917	$(228,111)	$(15,469)	$557,095	$89	$557,184

Balance at January 1, 2024	25,430,566	$127,692	$692,760	$(155,195)	$(15,553)	$649,704	$89	$649,793
Impact of adoption ASU 2023-02, net of tax			(532)			(532)		(532)
Adjusted Balance at January 1, 2024	25,430,566	127,692	692,228	(155,195)	(15,553)	649,172	89	649,261
Comprehensive income:
Net income			69,288			69,288		69,288
Other comprehensive income (loss), net of tax				17,059		17,059		17,059
Cash dividends declared and paid, $1.44 per share			(36,966)			(36,966)		(36,966)
Treasury shares purchased under deferred directors' plan	(8,088)	506			(506)	0		0
Treasury shares sold and distributed under deferred directors' plan	13,275	(391)			391	0		0
Stock activity under equity compensation plans	70,331	(2,596)				(2,596)		(2,596)
Stock based compensation expense		3,135				3,135		3,135
Balance at September 30, 2024	25,506,084	$128,346	$724,550	$(138,136)	$(15,668)	$699,092	$89	$699,181

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Nine Months Ended September 30,	2024	2023
Cash flows from operating activities:
Net income	$69,288	$64,141
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,475	4,579
Provision for credit losses	13,059	5,550
Amortization of loan servicing rights	373	431
Loans originated for sale, including participations	(14,399)	(6,120)
Net gain on sales of loans	(342)	(224)
Proceeds from sale of loans, including participations	12,657	6,075
Net (gain) loss on Visa shares	(8,996)	0
Net (gain) loss on sales of premises and equipment	74	3
Net (gain) loss on sales and calls of securities available-for-sale	46	16
Net securities amortization	3,638	3,732
Stock based compensation expense	3,135	1,792
Earnings on life insurance	(2,994)	(2,393)
Gain on life insurance	(243)	0
Tax benefit of stock award issuances	(208)	(720)
Net change:
Interest receivable and other assets	4,749	(3,386)
Interest payable and other liabilities	(20,515)	14,000
Total adjustments	(5,491)	23,335
Net cash from operating activities	63,797	87,476

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	7,136	102,827
Proceeds from sale of Visa shares	8,996	0
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	44,569	56,830
Proceeds from maturities, calls and principal paydowns of securities held-to-maturity	0	6
Purchases of securities available-for-sale	0	(4,314)
Purchase of life insurance	(282)	(222)
Net (increase) decrease in total loans	(166,860)	(166,904)
Proceeds from sales of land, premises and equipment	8	13
Purchases of land, premises and equipment	(6,645)	(5,010)
Purchase of Federal Home Loan Bank stock	0	(5,625)
Proceeds from life insurance	536	0
Net cash from investing activities	(112,542)	(22,399)

Cash flows from financing activities:
Net increase (decrease) in total deposits	116,788	196,455
Net increase (decrease) in short-term borrowings	30,000	(22,000)
Net payments on short-term FHLB borrowings	(50,000)	(185,000)
Common dividends paid	(36,953)	(35,311)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(2,596)	(3,124)
Purchase of treasury stock	(506)	(491)
Sale of treasury stock	391	405
Net cash from financing activities	57,111	(49,079)
Net change in cash and cash equivalents	8,366	15,998
Cash and cash equivalents at beginning of the period	151,824	130,282
Cash and cash equivalents at end of the period	160,190	146,280
Cash paid during the period for:
Interest	$140,912	90,897
Income taxes	17,100	9,275
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	0	284
Right-of-use assets obtained in exchange for lease liabilities, net	2,699	0

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2024. The Company’s 2023 Annual Report on Form 10-K should be read in conjunction with these statements.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2024
U.S. government sponsored agencies	$139,998	$0	$(23,330)	$0	$116,668
Mortgage-backed securities: residential	485,128	158	(62,219)	0	423,067
State and municipal securities	546,037	55	(69,178)	0	476,914
Total	$1,171,163	$213	$(154,727)	$0	$1,016,649

December 31, 2023
U.S. government sponsored agencies	$146,692	$0	$(27,213)	$0	$119,479
Mortgage-backed securities: residential	522,275	118	(74,551)	0	447,842
State and municipal securities	557,352	65	(73,010)	0	484,407
Total	$1,226,319	$183	$(174,774)	$0	$1,051,728
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2024
State and municipal securities	$131,157	$0	$(12,296)	$0	$118,861

December 31, 2023
State and municipal securities	$129,918	$0	$(10,703)	$0	$119,215
The Company has the current intent and ability to hold held-to-maturity securities until maturity. All of the Company's securities designated as held-to-maturity were transferred from the available-for-sale classification. The net unrealized gain or loss on the transferred securities was recorded as a component of accumulated other comprehensive income (loss) at the time of the transfer and is amortized over the remaining life of the underlying securities as an adjustment to the yield on those securities. The net amount of the unamortized unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) was $19.5 million ($15.4 million, net of tax) at September 30, 2024.

Information regarding the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by maturity as of September 30, 2024 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$440	$439	$0	$0
Due after one year through five years	8,366	7,907	0	0
Due after five years through ten years	54,524	50,804	0	0
Due after ten years	622,705	534,432	131,157	118,861
	686,035	593,582	131,157	118,861
Mortgage-backed securities	485,128	423,067	0	0
Total debt securities	$1,171,163	$1,016,649	$131,157	$118,861
Available-for-sale securities proceeds, gross gains and gross losses are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Sales of securities available-for-sale
Proceeds	$0	$2,876	$7,136	$102,827
Gross gains	0	0	0	439
Gross losses	0	(35)	(46)	(455)
Number of securities	0	6	15	109
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
Securities with fair values of $592.6 million and $792.0 million were pledged as of September 30, 2024 and December 31, 2023, respectively, as collateral for borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of September 30, 2024 and December 31, 2023 is presented on the following page. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
U.S. government sponsored agencies	$0	$0	$116,668	$23,330	$116,668	$23,330
Mortgage-backed securities: residential	35	1	418,148	62,218	418,183	62,219
State and municipal securities	19,621	395	450,442	68,783	470,063	69,178
Total available-for-sale	$19,656	$396	$985,258	$154,331	$1,004,914	$154,727

December 31, 2023
U.S. government sponsored agencies	$0	$0	$119,479	$27,213	$119,479	$27,213
Mortgage-backed securities: residential	52	0	442,765	74,551	442,817	74,551
State and municipal securities	31,345	440	440,446	72,570	471,791	73,010
Total available-for-sale	$31,397	$440	$1,002,690	$174,334	$1,034,087	$174,774
Information regarding held-to-maturity securities with unrealized losses as of September 30, 2024 and December 31, 2023 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
State and municipal securities	$0	$0	$118,861	$12,296	$118,861	$12,296

December 31, 2023
State and municipal securities	$0	$0	$119,215	$10,703	$119,215	$10,703
The total number of securities with unrealized losses as of September 30, 2024 and December 31, 2023 is presented below.

	Available-for-Sale			Held-to-Maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
September 30, 2024
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	1	124	125	0	0	0
State and municipal securities	27	382	409	0	41	41
Total temporarily impaired	28	523	551	0	41	41

December 31, 2023
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	1	126	127	0	0	0
State and municipal securities	40	370	410	0	41	41
Total temporarily impaired	41	513	554	0	41	41
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the consolidated income statement. For available-for-sale debt securities that do not meet the above criteria and for held-to-maturity securities, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. For available-for-sale debt securities, any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes.
No allowance for credit losses for available-for-sale or held-to-maturity debt securities was recorded at September 30, 2024 or December 31, 2023. Accrued interest receivable on securities totaled $7.0 million and $7.6 million at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.
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

NOTE 3. LOANS

(dollars in thousands)	September 30, 2024		December 31, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$678,079	13.3%	$604,893	12.3%
Non-working capital loans	814,804	16.0	815,871	16.6
Total commercial and industrial loans	1,492,883	29.3	1,420,764	28.9

Commercial real estate and multi-family residential loans:
Construction and land development loans	729,293	14.3	634,435	12.9
Owner occupied loans	810,453	15.9	825,464	16.8
Nonowner occupied loans	766,821	15.1	724,101	14.7
Multifamily loans	243,283	4.8	253,534	5.1
Total commercial real estate and multi-family residential loans	2,549,850	50.1	2,437,534	49.5

Agri-business and agricultural loans:
Loans secured by farmland	157,413	3.1	162,890	3.3
Loans for agricultural production	200,971	4.0	225,874	4.6
Total agri-business and agricultural loans	358,384	7.1	388,764	7.9

Other commercial loans:	94,309	1.9	120,726	2.5
Total commercial loans	4,495,426	88.4	4,367,788	88.8

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	261,462	5.1	258,103	5.2
Open end and junior lien loans	210,275	4.1	189,663	3.9
Residential construction and land development loans	14,200	0.3	8,421	0.2
Total consumer 1-4 family mortgage loans	485,937	9.5	456,187	9.3

Other consumer loans	103,547	2.1	96,022	1.9
Total consumer loans	589,484	11.6	552,209	11.2
Subtotal	5,084,910	100.0%	4,919,997	100.0%
Less: Allowance for credit losses	(83,627)		(71,972)
Net deferred loan fees	(2,920)		(3,463)
Loans, net	$4,998,363		$4,844,562
The recorded investment in loans does not include accrued interest, which totaled $20.7 million and $21.5 million as of September 30, 2024 and December 31, 2023, respectively.
The Company had $432,000 and $238,000 in residential real estate loans in the process of foreclosure as of September 30, 2024 and December 31, 2023, respectively.
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
Allocations are also applied to categories of loans considered not to be individually analyzed, but for which the rate of loss is expected to be consistent with or greater than historical averages. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values. These general pooled loan allocations are performed for portfolio segments of commercial and industrial; commercial real estate, multi-family, and construction; agri-business and agricultural; other commercial loans; and consumer 1-4 family mortgage and other consumer loans. General allocations of the allowance are determined by a historical loss rate based on the calculation of each pool’s probability of default-loss given default, subject to a floor. The length of the historical period for each pool is based on the average life of the pool, which is updated at least annually. The historical loss rates are supplemented with consideration of economic conditions and portfolio trends.
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

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods ended:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended September 30, 2024
Beginning balance, July 1	$39,161	$31,687	$3,668	$820	$3,586	$1,390	$399	$80,711
Provision for credit losses	3,498	(355)	(254)	(86)	(16)	308	(36)	3,059
Loans charged-off	(72)	0	0	0	(3)	(156)	0	(231)
Recoveries	18	26	0	0	4	40	0	88
Net loans (charged-off) recovered	(54)	26	0	0	1	(116)	0	(143)
Ending balance	$42,605	$31,358	$3,414	$734	$3,571	$1,582	$363	$83,627

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended September 30, 2023
Beginning balance, July 1	$30,978	$30,913	$4,402	$1,120	$3,448	$846	$351	$72,058
Provision for credit losses	(167)	230	(139)	(102)	197	283	98	400
Loans charged-off	(193)	0	0	0	(149)	(138)	0	(480)
Recoveries	21	12	0	0	3	91	0	127
Net loans (charged-off) recovered	(172)	12	0	0	(146)	(47)	0	(353)
Ending balance	$30,639	$31,155	$4,263	$1,018	$3,499	$1,082	$449	$72,105

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Nine Months Ended September 30, 2024
Beginning balance, January 1	$30,338	$31,335	$4,150	$1,129	$3,474	$1,174	$372	$71,972
Provision for credit losses	12,452	784	(736)	(395)	73	890	(9)	13,059
Loans charged-off	(278)	(840)	0	0	(25)	(668)	0	(1,811)
Recoveries	93	79	0	0	49	186	0	407
Net loans (charged-off) recovered	(185)	(761)	0	0	24	(482)	0	(1,404)
Ending balance	$42,605	$31,358	$3,414	$734	$3,571	$1,582	$363	$83,627

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Nine Months Ended September 30, 2023
Beginning balance, January 1	$35,290	$27,394	$4,429	$917	$3,001	$1,021	$554	$72,606
Provision for credit losses	1,065	3,465	(166)	101	642	548	(105)	5,550
Loans charged-off	(5,844)	0	0	0	(163)	(759)	0	(6,766)
Recoveries	128	296	0	0	19	272	0	715
Net loans (charged-off) recovered	(5,716)	296	0	0	(144)	(487)	0	(6,051)
Ending balance	$30,639	$31,155	$4,263	$1,018	$3,499	$1,082	$449	$72,105

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

The following table summarizes the risk category of loans by loan segment and year of origination as of September 30, 2024:

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$0	$141	$1,730	$1,824	$773	$0	$4,468	$556,307	$560,775
Special Mention	0	0	0	0	0	0	0	49,662	49,662
Substandard	0	0	1,011	0	245	269	1,525	22,855	24,380
Doubtful	0	3,090	39,994	0	0	0	43,084	0	43,084
Total	0	3,231	42,735	1,824	1,018	269	49,077	628,824	677,901
Working capital lines of credit loans:
Current period gross write offs	0	0	94	0	0	0	94	136	230
Non-working capital loans:
Pass	111,883	164,110	173,692	67,117	38,804	32,074	587,680	182,203	769,883
Special Mention	2,998	2,783	9,670	1,892	441	3,014	20,798	6,753	27,551
Substandard	0	3,269	1,608	134	4,400	673	10,084	467	10,551
Doubtful	0	227	0	540	416	0	1,183	0	1,183
Not Rated	1,101	1,809	1,265	506	455	46	5,182	0	5,182
Total	115,982	172,198	186,235	70,189	44,516	35,807	624,927	189,423	814,350
Non-working capital loans:
Current period gross write offs	0	0	0	0	0	0	0	48	48
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	26,122	78,524	6,339	46,776	0	153	157,914	566,886	724,800
Special Mention	603	0	0	0	0	0	603	1,832	2,435
Total	26,725	78,524	6,339	46,776	0	153	158,517	568,718	727,235
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	48,999	138,425	124,911	144,352	119,933	138,956	715,576	58,462	774,038
Special Mention	6,404	1,501	14,942	3,330	626	3,436	30,239	0	30,239
Substandard	0	329	0	3,545	1,462	323	5,659	0	5,659
Total	55,403	140,255	139,853	151,227	122,021	142,715	751,474	58,462	809,936
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	840	840	0	840
Nonowner occupied loans:

Pass (continued)	108,277	123,755	152,690	107,647	121,272	80,108	693,749	50,584	744,333
Special Mention	0	15,790	109	5,967	0	0	21,866	0	21,866
Nonowner occupied loans:
Total	108,277	139,545	152,799	113,614	121,272	80,108	715,615	50,584	766,199
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	39,959	61,825	21,799	8,868	29,457	7,714	169,622	28,061	197,683
Special Mention	42,750	0	311	0	0	2,193	45,254	0	45,254
Total	82,709	61,825	22,110	8,868	29,457	9,907	214,876	28,061	242,937
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	8,437	22,063	30,104	23,670	25,940	21,147	131,361	25,973	157,334
Substandard	0	0	0	0	0	80	80	0	80
Total	8,437	22,063	30,104	23,670	25,940	21,227	131,441	25,973	157,414
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	14,238	28,084	21,946	24,986	22,259	3,807	115,320	85,084	200,404
Special Mention	0	0	0	171	0	0	171	500	671
Total	14,238	28,084	21,946	25,157	22,259	3,807	115,491	85,584	201,075
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	6,715	10,648	30,858	3,661	11,851	5,711	69,444	22,872	92,316
Special Mention	0	0	0	0	0	1,900	1,900	0	1,900
Total	6,715	10,648	30,858	3,661	11,851	7,611	71,344	22,872	94,216
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	9,358	10,486	9,391	11,531	6,485	5,381	52,632	6,217	58,849
Special Mention	124	228	167	66	0	0	585	0	585
Substandard	0	86	322	90	0	219	717	0	717

Not Rated (continued)	18,866	58,659	47,720	34,711	16,226	24,767	200,949	0	200,949
Total	28,348	69,459	57,600	46,398	22,711	30,367	254,883	6,217	261,100
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	47	751	0	451	0	5	1,254	11,476	12,730
Special Mention	0	0	0	0	315	0	315	0	315
Substandard	0	105	0	18	0	81	204	180	384
Not Rated	17,554	18,349	20,546	5,571	822	3,043	65,885	132,942	198,827
Total	17,601	19,205	20,546	6,040	1,137	3,129	67,658	144,598	212,256
Open end and junior lien loans:
Current period gross write offs	0	0	22	0	0	0	22	3	25
Residential construction loans:
Not Rated	5,602	2,790	2,097	1,410	777	1,432	14,108	0	14,108
Total	5,602	2,790	2,097	1,410	777	1,432	14,108	0	14,108
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	78	979	254	1,011	40	0	2,362	18,308	20,670
Special Mention	0	0	475	0	184	0	659	0	659
Substandard	0	181	44	86	17	0	328	0	328
Not Rated	19,849	24,849	13,148	7,327	4,145	2,063	71,381	10,225	81,606
Total	19,927	26,009	13,921	8,424	4,386	2,063	74,730	28,533	103,263
Other consumer loans:
Current period gross write offs	4	229	158	28	0	26	445	223	668

Total Loans	$489,964	$773,836	$727,143	$507,258	$407,345	$338,595	$3,244,141	$1,837,849	$5,081,990

Total period gross write offs	$4	$229	$274	$28	$0	$866	$1,401	$410	$1,811
As of September 30, 2024, $1.2 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration ("SBA").

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
The following table presents the aging of the amortized cost basis in past due loans as of September 30, 2024 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$632,488	$0	$0	$632,488	$45,413	$596	$677,901
Non-working capital loans	805,427	97	0	805,524	8,826	86	814,350
Commercial real estate and multi-family residential loans:
Construction and land development loans	727,235	0	0	727,235	0	0	727,235
Owner occupied loans	808,145	0	0	808,145	1,791	329	809,936
Nonowner occupied loans	766,199	0	0	766,199	0	0	766,199
Multifamily loans	242,937	0	0	242,937	0	0	242,937
Agri-business and agricultural loans:
Loans secured by farmland	157,334	0	0	157,334	80	0	157,414
Loans for agricultural production	201,075	0	0	201,075	0	0	201,075
Other commercial loans	94,216	0	0	94,216	0	0	94,216
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	260,271	86	26	260,383	717	170	261,100
Open end and junior lien loans	211,534	269	69	211,872	384	384	212,256
Residential construction loans	14,108	0	0	14,108	0	0	14,108
Other consumer loans	102,560	375	0	102,935	328	17	103,263
Total	$5,023,529	$827	$95	$5,024,451	$57,539	$1,582	$5,081,990
An insignificant amount of interest income was recognized on nonaccrual loans during the nine month period ended September 30, 2024.

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

The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	September 30, 2024
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$61,463	$449	$61,962
Non-working capital loans	285	9,319	79	9,683
Commercial real estate and multi-family residential loans:
Owner occupied loans	323	3,925	0	4,248
Agri-business and agricultural loans:
Loans secured by farmland	0	80	0	80
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	717	0	0	717
Open end and junior lien loans	384	0	0	384
Residential construction and land development loans	0	0	0	0
Other consumer loans	0	0	183	183
Total	$1,759	$74,787	$711	$77,257

	December 31, 2023
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$2,454	$0	$2,504
Non-working capital loans	40	8,202	400	8,642
Commercial real estate and multi-family residential loans:
Owner occupied loans	595	1,474	1,161	3,230
Agri-business and agricultural loans:
Loans secured by farmland	0	100	0	100
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	559	0	0	559
Open end and junior lien loans	164	0	0	164
Other consumer loans	0	0	112	112
Total	$1,408	$12,230	$1,673	$15,311
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
The allowance for credit losses incorporates an estimate of lifetime expected credit losses using historical loss information. The Company uses a probability of default/loss given default model to determine an estimate which is recorded for each asset upon origination. Occasionally, the Company has reason to modify certain terms of loans for borrowers experiencing financial distress by providing the following forms of relief: forgiveness of loan principal, extension of repayment terms, interest rate reduction or an other than insignificant payment delay. The Company can make any or all of these types of concessions as part of such modifications. Since an estimate for historical losses is already included as a component of the allowance for credit losses, a change to the allowance for credit losses is generally not recorded at the time of such modifications unless the loan is individually analyzed and the modification changes the specific reserve allocation. In the event forgiveness of principal is provided, the amount of the forgiveness is charged off against the allowance for credit losses.

During the three and nine months ended September 30, 2024, there were no material modifications made to borrowers experiencing financial difficulty.
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

(dollars in thousands)	Interest Rate Reduction	Combination Interest Rate Reduction, Term Extension and Payment Delay	Combination Principal Forgiveness, Interest Rate Reduction, Term Extension and Payment Delay	Total Modifications	Total Class of Financing Receivable
Three Months Ended September 30, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$931	$0	$0	$931	0.16%
Non-working capital loans	0	2,000	0	2,000	0.25
Total commercial and industrial loans	931	2,000	0	2,931	0.21
Total loan modifications made to borrowers experiencing financial difficulty	$931	$2,000	$0	$2,931	0.06%

(dollars in thousands)	Interest Rate Reduction	Combination Interest Rate Reduction, Term Extension and Payment Delay	Combination Principal Forgiveness, Interest Rate Reduction, Term Extension and Payment Delay	Total Modifications	Total Class of Financing Receivable
Nine Months Ended September 30, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$931	$0	$0	$931	0.16%
Non-working capital loans	0	2,000	1,596	3,596	0.44
Total commercial and industrial loans	931	2,000	1,596	4,527	0.32
Total loan modifications made to borrowers experiencing financial difficulty	$931	$2,000	$1,596	$4,527	0.09%
The Company had committed, as of September 30, 2024, to lend additional funds of $694,000 to borrowers included in the previous tables.
The following tables present the financial effect of the loan modifications presented above for borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023:

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Payment Delay
Three Months Ended September 30, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$0	7.50%	None	None
Non-working capital loans	0	8.50	180 months	Extension of payment terms from monthly variable rate interest only payments with balloon payment at end of term to fully amortizing ten year fixed rate principal and interest payment schedule
Total	$0	8.15%	70 months

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Payment Delay
Nine Months Ended September 30, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$0	7.50%	None	None
Non-working capital loans (1)	9,380	7.87	58 months
Extension of payment terms from fully amortizing variable rate 40 month term to 60 month fixed rate term with 480 month amortization schedule, monthly interest and semiannual principal payments, and excess cash flow recapture provisions

Extension of payment terms from monthly variable rate interest only payments with balloon payment at end of term to fully amortizing ten year fixed rate principal and interest payment schedule

Total	$9,380	7.84%	44 months
(1) Principal forgiveness of $9.4 million represents one $11.0 million non-working capital loan, of which $9.3 million was charged off.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At September 30, 2024, no loans receiving such a modification within the last twelve months were 30 days or greater past due.
At September 30, 2024, no loans receiving a modification due to borrower financial difficulty within the last twelve months experienced a payment default.
Upon the Company's determination that a modified loan (or portion thereof) has subsequently been deemed uncollectible, the loan (or a portion thereof) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
NOTE 5. BORROWINGS
For the period ended September 30, 2024, the Company had no outstanding advances from the FHLB. For the period ended December 31, 2023, the Company had a fixed rate bullet advance from the FHLB with an interest rate of 5.55% in the amount of $50.0 million that matured on January 5, 2024. Federal Funds purchased were $30.0 million at September 30, 2024, and there were none at December 31, 2023.
On October 2, 2024 the Company renewed an unsecured revolving credit agreement with a financial institution allowing the Company to borrow up to $30.0 million. The credit agreement has a one year term which may be amended, extended, modified or renewed. Funds provided under the agreement can be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 11, 2023 and expires on April 30, 2025, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. There were no outstanding borrowings on the credit agreement at September 30, 2024 and December 31, 2023.
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
Collateral dependent loans:  Collateral dependent loans with specific allocations of the allowance for credit losses are generally based on the fair value of the underlying collateral when repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of collateral dependent loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 30-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: (a) raw and finished inventory is discounted from its cost or book value by 40-60%, depending on the marketability of the goods; (b) finished goods are generally discounted by 40-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good; (c) work in process inventory is typically discounted by 60%-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base; (d) equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 20-50% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons; and (e) marketable securities are discounted by 10%-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.
Mortgage servicing rights:  As of September 30, 2024, the value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $1.9 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.7%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At September 30, 2024, the constant prepayment speed (“PSA”) used was 160 and used a discount rate range of 10.0%-12.0%. At December 31, 2023, the PSA used was 148 and the discount rate used was 10.5%.
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

The tables below present the balances of assets measured at fair value on a recurring basis:

	September 30, 2024
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	$0	$116,668	$0	$116,668
Mortgage-backed securities: residential	0	423,067	0	423,067
State and municipal securities	0	473,823	3,091	476,914
Total securities available-for-sale	0	1,013,558	3,091	1,016,649
Mortgage banking derivative	0	137	0	137
Interest rate swap derivative	0	20,399	0	20,399
Total assets	$0	$1,034,094	$3,091	$1,037,185

Liabilities:
Mortgage banking derivative	$0	$2	$0	$2
Interest rate swap derivative	0	20,400	0	20,400
Total liabilities	$0	$20,402	$0	$20,402

	December 31, 2023
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	$0	$119,479	$0	$119,479
Mortgage-backed securities: residential	0	447,842	0	447,842
State and municipal securities	0	482,127	2,280	484,407
Total securities available-for-sale	0	1,049,448	2,280	1,051,728
Mortgage banking derivative	0	47	0	47
Interest rate swap derivative	0	27,189	0	27,189
Total assets	$0	$1,076,684	$2,280	$1,078,964

Liabilities:
Mortgage banking derivative	$0	$11	$0	$11
Interest rate swap derivative	0	27,190	0	27,190
Total liabilities	$0	$27,201	$0	$27,201
The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below present the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2024
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$28,318	$28,318
Non-working capital loans	0	0	2,986	2,986
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	467	467
Agri-business and agricultural loans:
Loans secured by farmland	0	0	69	69
Total collateral dependent loans	0	0	31,840	31,840
Other real estate owned	0	0	384	384
Total assets	$0	$0	$32,224	$32,224

	December 31, 2023
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$1,263	$1,263
Non-working capital loans	0	0	3,374	3,374
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	682	682
Agri-business and agricultural loans:
Loans secured by farmland	0	0	31	31
Total collateral dependent loans	0	0	5,350	5,350
Other real estate owned	0	0	384	384
Total assets	$0	$0	$5,734	$5,734
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2024:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$31,304	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	74%	35%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	467	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	68%

Collateral dependent loans:
Agri-business and agricultural	69	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	13%
Other real estate owned	384	Appraisals	Discount to reflect current market conditions and ultimate collectability	36%

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

	September 30, 2024
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$160,190	$160,190	$0	$0	$160,190
Securities available-for-sale	1,016,649	0	1,013,558	3,091	1,016,649
Securities held-to-maturity	131,157	0	118,861	0	118,861
Real estate mortgages held-for-sale	3,148	0	3,210	0	3,210
Loans, net	4,998,363	0	0	4,913,027	4,913,027
Mortgage banking derivative	137	0	137	0	137
Interest rate swap derivative	20,399	0	20,399	0	20,399
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	28,471	0	7,819	20,652	28,471
Financial Liabilities:
Certificates of deposit	$1,002,913	$0	$1,001,063	$0	$1,001,063
All other deposits	4,834,400	4,834,400	0	0	4,834,400
Federal Funds purchased	30,000	0	30,000	0	30,000
Mortgage banking derivative	2	0	2	0	2
Interest rate swap derivative	20,400	0	20,400	0	20,400
Standby letters of credit	262	0	0	262	262
Accrued interest payable	14,784	471	14,313	0	14,784

	December 31, 2023
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$151,824	$151,824	$0	$0	$151,824
Securities available-for-sale	1,051,728	0	1,049,448	2,280	1,051,728
Securities held-to-maturity	129,918	0	119,215	0	119,215
Real estate mortgages held-for-sale	1,158	0	1,158	0	1,158
Loans, net	4,844,562	0	0	4,694,532	4,694,532
Mortgage banking derivative	47	0	47	0	47
Interest rate swap derivative	27,189	0	27,189	0	27,189
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	30,011	0	8,558	21,453	30,011
Financial Liabilities:
Certificates of deposit	$1,016,821	$0	$1,010,172	$0	$1,010,172
All other deposits	4,703,704	4,703,704	0	0	4,703,704
Federal Home Loan Bank advances	50,000	50,000	0	0	50,000
Mortgage banking derivative	11	0	11	0	11
Interest rate swap derivative	27,190	0	27,190	0	27,190
Standby letters of credit	289	0	0	289	289
Accrued interest payable	20,893	753	20,140	0	20,893
NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$20,399	$0	$20,399	$0	$(16,565)	$3,834
Total Assets	$20,399	$0	$20,399	$0	$(16,565)	$3,834
Liabilities
Interest Rate Swap Derivatives	$20,400	$0	$20,400	$0	$0	$20,400
Total Liabilities	$20,400	$0	$20,400	$0	$0	$20,400

	December 31, 2023
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$27,189	$0	$27,189	$0	$(25,555)	$1,634
Total Assets	$27,189	$0	$27,189	$0	$(25,555)	$1,634
Liabilities
Interest Rate Swap Derivatives	$27,190	$0	$27,190	$0	$(90)	$27,100
Total Liabilities	$27,190	$0	$27,190	$0	$(90)	$27,100
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares outstanding for basic earnings per common share	25,684,407	25,613,456	25,673,275	25,601,493
Dilutive effect of stock based awards	83,332	80,079	81,082	108,348
Weighted average shares outstanding for diluted earnings per common share	25,767,739	25,693,535	25,754,357	25,709,841

Basic earnings per common share	$0.91	$0.99	$2.70	$2.51
Diluted earnings per common share	$0.91	$0.98	$2.69	$2.49

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended September 30, 2024 and 2023, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at July 1, 2024	$(169,746)	$(712)	$(170,458)
Other comprehensive income (loss) before reclassification	31,925	0	31,925
Amounts reclassified from accumulated other comprehensive income (loss)	385	12	397
Net current period other comprehensive income (loss)	32,310	12	32,322
Balance at September 30, 2024	$(137,436)	$(700)	$(138,136)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at July 1, 2023	$(176,898)	$(747)	$(177,645)
Other comprehensive income (loss) before reclassification	(50,900)	0	(50,900)
Amounts reclassified from accumulated other comprehensive income (loss)	423	11	434
Net current period other comprehensive income (loss)	(50,477)	11	(50,466)
Balance at September 30, 2023	$(227,375)	$(736)	$(228,111)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 and 2023, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2024	$(154,460)	$(735)	$(155,195)
Other comprehensive income (loss) before reclassification	15,825	0	15,825
Amounts reclassified from accumulated other comprehensive income (loss)	1,199	35	1,234
Net current period other comprehensive income (loss)	17,024	35	17,059
Balance at September 30, 2024	$(137,436)	$(700)	$(138,136)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2023	$(188,154)	$(769)	$(188,923)
Other comprehensive income (loss) before reclassification	(40,407)	0	(40,407)
Amounts reclassified from accumulated other comprehensive income (loss)	1,186	33	1,219
Net current period other comprehensive income (loss)	(39,221)	33	(39,188)
Balance at September 30, 2023	$(227,375)	$(736)	$(228,111)

Reclassifications out of other accumulated other comprehensive income (loss) for the three months ended September 30, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(488)	Interest income
Realized gains and (losses) on available-for-sale securities	0	Net securities gains (losses)
Tax effect	103	Income tax expense
	(385)	Net of tax
Amortization of defined benefit pension items	(16)	Other expense
Tax effect	4	Income tax expense
	(12)	Net of tax
Total reclassifications for the period	$(397)	Net income
Reclassifications out of other accumulated comprehensive income (loss) for the three months ended September 30, 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(501)	Interest income
Realized gains and (losses) on available-for-sale securities	(35)	Net securities gains (losses)
Tax effect	113	Income tax expense
	(423)	Net of tax
Amortization of defined benefit pension items	(15)	Other expense
Tax effect	4	Income tax expense
	(11)	Net of tax
Total reclassifications for the period	$(434)	Net income

Reclassifications out of accumulated comprehensive income (loss) for the nine months ended September 30, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,473)	Interest income
Realized gains and (losses) on available-for-sale securities	(46)	Net securities gains (losses)
Tax effect	320	Income tax expense
	(1,199)	Net of tax
Amortization of defined benefit pension items	(47)	Other expense
Tax effect	12	Income tax expense
	(35)	Net of tax
Total reclassifications for the period	$(1,234)	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,486)	Interest income
Realized gains and (losses) on available-for-sale securities	(16)	Net securities gains (losses)
Tax effect	316	Income tax expense
	(1,186)	Net of tax
Amortization of defined benefit pension items	(45)	Other expense
Tax effect	12	Income tax expense
	(33)	Net of tax
Total reclassifications for the period	$(1,219)	Net income
NOTE 10. LEASES
The Company leases certain office facilities under long-term operating lease agreements. The leases expire at various dates through 2044 and some include renewal options. Many of these leases require the payment of property taxes, insurance premiums, maintenance, utilities and other costs. In many cases, rentals are subject to increase in relation to a cost-of-living index. The Company accounts for lease and non-lease components together as a single lease component. The Company determines if an arrangement is a lease at inception. Operating leases are recorded as a right-of-use ("ROU") lease asset and are included in other assets on the consolidated balance sheet. The Company's corresponding lease obligations are included in other liabilities on the consolidated balance sheet. ROU lease assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as a practical expedient of the standard.

The following is a maturity analysis of the operating lease liabilities as of September 30, 2024:

Years ending December 31, (in thousands)	Operating Lease Obligation
2024	$206
2025	822
2026	792
2027	810
2028	770
2029 and thereafter	5,911
Total undiscounted lease payments	9,311
Less imputed interest	(2,391)
Lease liability	$6,920
Right-of-use asset	$6,920

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Lease cost
Operating lease cost	$198	$172	$544	$561
Short-term lease cost	2	2	6	6
Total lease cost	$200	$174	$550	$567

Other information
Operating cash outflows from operating leases	$198	$172	$544	$561
Weighted-average remaining lease term - operating leases	7.9 years	6.5 years	7.9 years	6.5 years
Weighted average discount rate - operating leases	3.6%	2.5%	3.6%	2.5%
NOTE 11. LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
As previously disclosed, in July 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several related bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which were filed in the United States Bankruptcy Court for the Western District of Michigan. The Bank and the other remaining individual defendants have settled the matter with the liquidating trustee and the case was dismissed with prejudice on June 21, 2024. A $4.5 million accrual was recorded and recognized during the second quarter of 2024 related to the resolution of this matter.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first nine months of 2024 was $69.3 million, which increased $5.1 million, or 8.0%, from $64.1 million for the comparable period of 2023. Diluted income per common share was $2.69 in the first nine months of 2024, an increase of 8.0% from $2.49 in the comparable period of 2023. The increase in net income for 2024 was primarily due to an increase to noninterest income of $12.3 million, or 37.7%, and a decrease in noninterest expense of $6.8 million, or 6.7%. Offsetting these effects was an increase in the provision for credit losses of $7.5 million, or 135.3%, and a decrease to net interest income of $3.5 million, or 2.3%. Pretax pre-provision earnings, a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense, were $95.5 million in the first nine months of 2024, an increase of $15.7 million, or 19.7%, compared to $79.8 million for the comparable period of 2023.
Annualized return on average total equity was 14.21% in the first nine months of 2024 versus 14.44% in the comparable period of 2023. Annualized return on average total assets was 1.40% in the first nine months of 2024 versus 1.33% for the comparable period of 2023. The Company's average equity to average assets ratio was 9.84% in the first nine months of 2024 versus 9.21% in the comparable period of 2023.
Net income in the third quarter of 2024 was $23.3 million, down $1.9 million, or 7.6%, from $25.3 million for the comparable period of 2023. Diluted earnings per common share was $0.91 in the third quarter of 2024, down 7.1% from $0.98 in the comparable period of 2023. The decrease was driven primarily by an increase in provision for credit losses of $2.7 million and an increase in noninterest expense of $1.3 million, or 4.5%. Offsetting these effects was an increase in noninterest income of $1.1 million, or 10.0%, and an increase in net interest income of $880,000, or 1.8%. Pretax pre-provision earnings in the third quarter of 2024 were $30.8 million, an increase of $666,000, or 2.2%, compared to $30.1 million for the comparable period of 2023.
Annualized return on average total equity was 13.85% in the third quarter of 2024 versus 16.91% in the comparable period of 2023. Annualized return on average total assets was 1.39% in the third quarter of 2024 versus 1.54% in the comparable period of 2023. The average equity to average assets ratio was 10.07% in the third quarter of 2024 versus 9.12% in the comparable period of 2023.

The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 10.47% at September 30, 2024, compared to 8.62% at September 30, 2023 and 9.91% at December 31, 2023. Unrealized losses from available-for-sale investment securities were $154.5 million at September 30, 2024, compared to $266.4 million at September 30, 2023 and $174.6 million at December 31, 2023. When excluding the impact of accumulated other comprehensive income (loss) ("AOCI") on tangible common equity and tangible assets, the Company's adjusted tangible common equity to adjusted tangible assets ratio, which is a non-GAAP financial measure, was 12.29% at September 30, 2024, compared to 11.74% at September 30, 2023 and 11.99% at December 31, 2023.
Total assets were $6.645 billion as of September 30, 2024 versus $6.524 billion as of December 31, 2023, an increase of $121.3 million, or 1.9%. Total loans, net of the allowance for credit losses, increased $153.8 million, or 3.2%, which was the primary driver of balance sheet expansion between December 31, 2023 and September 30, 2024. Offsetting the increase to loans, net of the allowance of credit losses, was a decrease in available-for-sale securities of $35.1 million, or 3.3%. Total deposits increased by $116.8 million, or 2.0%, between December 31, 2023 and September 30, 2024. Total equity increased $49.4 million, or 7.6%, from $649.8 million at December 31, 2023 to $699.2 million at September 30, 2024. Retained earnings increased $31.8 million, or 4.6%, primarily as a result of net income of $69.3 million and reduced by dividends declared and paid of $37.0 million. AOCI increased $17.1 million, or 11.0%, from improvement in the fair market values of available-for-sale investment securities during the nine months ended September 30, 2024.
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
RESULTS OF OPERATIONS
Overview
Selected income statement information for the three and nine months ended September 30, 2024 and 2023 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Income Statement Summary:
Net interest income (a)	$49,273	48,393	$144,985	$148,436
Provision for credit losses	3,059	400	13,059	5,550
Noninterest income (b)	11,917	10,835	44,968	32,650
Noninterest expense (c)	30,393	29,097	94,431	101,265
Other Data:
Efficiency ratio (1)	49.67%	49.13%	49.71%	55.92%
Diluted EPS	$0.91	$0.98	$2.69	$2.49
Average Equity/Average Assets	10.07%	9.12%	9.84%	9.21%
Tangible capital ratio (2)	10.47	8.62	10.47	8.62
Adjusted tangible capital ratio (3)	12.29	11.74	12.29	11.74
Net charge-offs to average loans	0.01	0.03	0.04	0.17
Net interest margin	3.16	3.21	3.16	3.33
Noninterest income to total revenue	19.48	18.29	23.67	18.03
Pretax pre-provision earnings (4)	$30,797	$30,131	$95,522	$79,821

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
A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	As of and For The		As of and For The
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Total Equity	$699,181	$557,184	$699,181	$557,184
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Common Equity (A)	695,378	553,381	695,378	553,381
Market Value Adjustment in AOCI	137,435	227,375	137,435	227,375
Adjusted Tangible Common Equity (C)	832,813	780,756	832,813	780,756

Total Assets	$6,645,371	$6,426,844	$6,645,371	$6,426,844
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Assets (B)	6,641,568	6,423,041	6,641,568	6,423,041
Market Value Adjustment in AOCI	137,435	227,375	137,435	227,375
Adjusted Tangible Assets (D)	6,779,003	6,650,416	6,779,003	6,650,416

Ending Common Shares Issued (E)	25,684,916	25,614,163	25,684,916	25,614,163

Tangible Book Value per Common Share (A/E)	$27.07	$21.60	$27.07	$21.60

Tangible Capital Ratio (A/B)	10.47%	8.62%	10.47%	8.62%
Adjusted Tangible Capital Ratio (C/D)	12.29%	11.74%	12.29%	11.74%

Net Interest Income	$49,273	$48,393	$144,985	$148,436
Plus: Noninterest Income	11,917	10,835	44,968	32,650
Minus: Noninterest Expense	(30,393)	(29,097)	(94,431)	(101,265)
Pretax Pre-Provision Earnings	$30,797	$30,131	$95,522	$79,821

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
A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	Sep. 30, 2024	Sep. 30, 2023	Sep. 30, 2024	Sep. 30, 2023
Noninterest Income	$11,917	$10,835	$44,968	$32,650
Less: Net (Gain) Loss on Visa Shares	15	0	(8,996)	0
Less: Insurance Recoveries	0	0	(1,000)	0
Adjusted Core Noninterest Income	$11,932	$10,835	$34,972	$32,650

Noninterest Expense	$30,393	$29,097	$94,431	$101,265
Less: Legal Accrual	0	0	(4,537)	0
Less: Wire Fraud Loss	0	0	0	(18,058)
Plus: Salaries and Employee Benefits (1)	0	0	0	1,850
Adjusted Core Noninterest Expense	$30,393	$29,097	$89,894	$85,057

Earnings Before Income Taxes	$27,738	$29,731	$82,463	$74,271
Adjusted Core Impact:
Noninterest Income	15	0	(9,996)	0
Noninterest Expense	0	0	4,537	16,208
Total Adjusted Core Impact	15	0	(5,459)	16,208
Adjusted Earnings Before Income Taxes	27,753	29,731	77,004	90,479
Tax Effect	(4,404)	(4,479)	(11,817)	(14,123)
Core Operational Profitability (2)	$23,349	$25,252	$65,187	$76,356

Diluted Earnings Per Common Share	$0.91	$0.98	$2.69	$2.49
Impact of Adjusted Core Items	0.00	0.00	(0.16)	0.48
Core Operational Diluted Earnings Per Common Share	$0.91	$0.98	$2.53	$2.97

Adjusted Core Efficiency Ratio	49.66%	49.13%	49.95%	46.97%
(1) In 2023, long-term, incentive-based compensation accruals were reduced as a result of the wire fraud loss and associated insurance and loss recoveries.
(2) Core operational profitability was $11,000 higher than reported net income for the three months ended September 30, 2024. Core operational profitability was $4.1 million lower than reported net income for the nine months ended September 30, 2024 and 2023, respectively.
Net Income
Net income was $69.3 million in the first nine months of 2024, which increased $5.1 million, or 8.0%, from $64.1 million for the comparable period of 2023. Diluted income per common share was $2.69 in the first nine months of 2024, an increase of 8.0% from $2.49 in the comparable period of 2023. The increase in net income for the first nine months of 2024 was primarily due to an increase to noninterest income of $12.3 million, or 37.7%, and a decrease in noninterest expense of $6.8 million, or 6.7%. Offsetting these effects was a decrease to net interest income of $3.5 million, or 2.3%, and an increase in the provision for credit losses of $7.5 million, or 135.3%.

Net income during the third quarter of 2024 was $23.3 million, down 7.6% from $25.3 million for the comparable period of 2023. Diluted earnings per common share was $0.91 in the third quarter of 2024, down 7.1% from $0.98 in the comparable period of 2023. The decrease was driven primarily by an increase in the provision for credit losses of $2.7 million and an increase in noninterest expense of $1.3 million, or 4.5%, and was offset by an increase in noninterest income of $1.1 million, or 10.0% and an increase in net interest income of $880,000, or 1.8%.
Net Interest Income
The following tables set forth consolidated information regarding average balances and rates:

	Nine Months Ended September 30,
	2024			2023
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$4,982,891	$252,386	6.77%	$4,733,421	$223,499	6.31%
Tax exempt (1)	40,665	2,267	7.45	58,010	3,577	8.24
Investments:
Securities (1)	1,135,304	23,987	2.82	1,210,540	25,645	2.83
Short-term investments	2,796	103	4.92	2,362	77	4.36
Interest bearing deposits	119,021	4,618	5.18	99,205	3,527	4.75
Total earning assets	$6,280,677	$283,361	6.03%	$6,103,538	$256,325	5.61%
Less: Allowance for credit losses	(76,003)			(72,242)
Nonearning Assets
Cash and due from banks	65,608			71,406
Premises and equipment	58,695			58,699
Other nonearning assets	289,125			286,915
Total assets	$6,618,102			$6,448,316

Interest Bearing Liabilities
Savings deposits	$288,283	$141	0.07%	$360,535	$194	0.07%
Interest bearing checking accounts	3,206,452	97,511	4.06	2,854,161	76,518	3.58
Time deposits:
In denominations under $100,000	218,755	5,702	3.48	196,914	3,296	2.24
In denominations over $100,000	814,034	27,729	4.55	616,477	15,629	3.39
Miscellaneous short-term borrowings	88,605	3,720	5.61	218,561	8,252	5.05
Total interest bearing liabilities	$4,616,129	$134,803	3.90%	$4,246,648	$103,889	3.27%

Noninterest Bearing Liabilities
Demand deposits	1,249,710			1,509,292
Other liabilities	100,806			98,313
Stockholders' Equity	651,457			594,063
Total liabilities and stockholders' equity	$6,618,102			$6,448,316

Interest Margin Recap
Interest income/average earning assets		283,361	6.03%		256,325	5.61%
Interest expense/average earning assets		134,803	2.87		103,889	2.28
Net interest income and margin		$148,558	3.16%		$152,436	3.33%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $3.6 million and $4.0 million for the nine-month periods ended September 30, 2024 and September 30, 2023, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2024 and 2023, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended September 30,
	2024			2023
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$5,037,855	$86,118	6.80%	$4,791,156	$78,910	6.53%
Tax exempt (1)	26,493	366	5.50	58,602	1,258	8.52
Investments:
Securities (1)	1,128,705	7,871	2.77	1,171,426	8,169	2.77
Short-term investments	2,841	35	4.90	2,533	29	4.54
Interest bearing deposits	133,393	1,738	5.18	122,177	1,576	5.12
Total earning assets	$6,329,287	$96,128	6.04%	$6,145,894	$89,942	5.81%
Less: Allowance for credit losses	(81,353)			(71,997)
Nonearning Assets
Cash and due from banks	63,744			68,669
Premises and equipment	59,493			58,782
Other nonearning assets	285,293			297,636
Total assets	$6,656,464			$6,498,984

Interest Bearing Liabilities
Savings deposits	$280,180	$45	0.06%	$329,557	$57	0.07%
Interest bearing checking accounts	3,295,911	33,822	4.08	2,873,795	27,891	3.85
Time deposits:
In denominations under $100,000	215,020	1,914	3.54	211,039	1,507	2.83
In denominations over $100,000	844,882	9,775	4.60	740,434	7,653	4.10
Miscellaneous short-term borrowings	13,752	189	5.48	227,555	3,122	5.44
Total interest bearing liabilities	$4,649,745	$45,745	3.91%	$4,382,380	$40,230	3.64%

Noninterest Bearing Liabilities
Demand deposits	1,244,184			1,417,641
Other liabilities	92,375			106,453
Stockholders' Equity	670,160			592,510
Total liabilities and stockholders' equity	$6,656,464			$6,498,984

Interest Margin Recap
Interest income/average earning assets		96,128	6.04%		89,942	5.81%
Interest expense/average earning assets		45,745	2.88		40,230	2.60
Net interest income and margin		$50,383	3.16%		$49,712	3.21%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.1 million and $1.3 million in the three-month periods ended September 30, 2024 and September 30, 2023, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2024 and 2023, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.
Net interest income, on a fully tax equivalent basis, decreased $3.9 million, or 2.5%, to $148.6 million for the nine months ended September 30, 2024, compared to $152.4 million for the first nine months of 2023. The decline in net interest income on a fully tax equivalent basis was driven by an increase in deposit interest expense of $35.4 million, or 37.1%, from $95.6 million to $131.1 million. Securities interest income contributed further to the decline in fully tax equivalent net interest income, declining $1.7 million, or 6.5%. Loan interest income positively impacted fully tax equivalent net interest income, increasing $27.6 million, or 12.1%, from $227.1 million to $254.7 million between the two periods. Borrowings expense declined $4.5 million, or 54.9%.

Total average earning assets were $6.281 billion for the nine months ended September 30, 2024, an increase of $177.1 million, or 2.9%, compared to $6.104 billion for the nine months ended September 30, 2023. Average loans outstanding drove the increase to total average earning assets, increasing $232.1 million, or 4.8%, to $5.024 billion from $4.791 billion for the nine months ended September 30, 2024 and 2023, respectively. Offsetting this increase was a decrease to average investment securities of $75.2 million, or 6.2%, to $1.135 billion from $1.211 billion between the respective periods. Total average interest bearing liabilities were $4.616 billion for the nine months ended September 30, 2024, an increase of $369.5 million, or 8.7%, from $4.247 billion for the nine months ended September 30, 2023. This increase was driven by increased interest bearing deposits of $499.4 million, or 12.4%, from $4.028 billion for the nine months ended September 30, 2023 to $4.528 billion for the nine months ended September 30, 2024. Offsetting the increase to average interest bearing deposits was a decrease in total average borrowings of $130.0 million, or 59.5%, to $88.6 million from $218.6 million for the nine months ended September 30, 2024 and 2023, respectively. Noninterest bearing demand deposits decreased $259.6 million, or 17.2%, to $1.250 billion from $1.509 billion between the two periods.
The tax equivalent net interest margin was 3.16% for the nine months ended September 30, 2024, compared to 3.33% during the first nine months of 2023, representing a 17 basis point contraction between the two periods. The net interest margin contraction was primarily driven by an increase to interest expense as a percentage of average earning assets, which increased to 2.87% for the nine months ended September 30, 2024, up from 2.28% for the comparable period of 2023, for an increase of 59 basis points. This increase was attributable to an increase in the rate for total interest bearing liabilities of 63 basis points from 3.27% to 3.90% between the respective periods. This increase was driven by increased costs associated with the Company's interest bearing deposits, as depositors sought higher rates on interest bearing deposit products while competition for deposits remained high throughout the industry. This increase was offset by reduced borrowing expense due to lower average borrowings. The increase in interest expense for interest bearing deposits was a result of a combination of an increase in average interest bearing deposits of $499.4 million, or 12.4%, from $4.028 billion to $4.528 billion, and an increase in the average rate for interest bearing deposits of 70 basis points, from 3.17% to 3.87% for the nine months ended September 30, 2024 as compared to the comparable period in the prior year. The Company anticipates the cost of funds may continue to remain elevated as a result of market competition and shifts from noninterest bearing deposits into interest bearing deposits. Offsetting the increase to interest expense as a percentage of average earning assets was an increase to interest income as a percentage of average earning assets of 42 basis points, or 7.4%, to 6.03% for the nine months ended September 30, 2024, up from 5.61% for the comparable period of 2023. This increase was attributable to an increase in loan yields, which was driven by the combination of an increase in average loans of $232.1 million, or 4.8%, to $5.024 billion from $4.791 billion, and an increase in average yield of 43 basis points from 6.34% to 6.77% between the respective periods. The Company expects that easing of monetary policy by the Federal Reserve Bank, which commenced in late September 2024, will exert downward pressure on loan yields as variable rate commercial loans reprice lower; however, deposits repricing lower is expected to offset the decline in loan yields.

Net interest income, on a fully tax equivalent basis, increased by $671,000, or 1.3%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in net interest income on a fully tax equivalent basis was driven by loan interest income, which increased by $6.3 million, or 7.9%, from $80.2 million to $86.5 million, income from short-term investments and interest bearing deposits, which increased $168,000, or 10.5%, and reduced borrowing expense, which decreased by $2.9 million, or 93.9%. Offsetting these positive factors was an increase in deposit interest expense of $8.4 million, or 22.8%, from $37.1 million to $45.6 million and a decrease to securities interest income of $298,000, or 3.6%.
Total average earning assets were $6.329 billion for the third quarter of 2024, an increase of $183.4 million, or 3.0%, compared to $6.146 billion for the third quarter of 2023. The increase in average earning assets was driven by an increase in average loans of $214.6 million, or 4.4%, from $4.850 billion for the third quarter of 2023 to $5.064 billion for the third quarter of 2024. Offsetting the increase in average loans was a decrease in average investment securities, which decreased $42.7 million, or 3.6%, from $1.171 billion for the third quarter of 2023 to $1.129 billion for the third quarter of 2024. Total average interest bearing liabilities were $4.650 billion for the third quarter of 2024, an increase of $267.4 million, or 6.1%, from $4.382 billion for the third quarter of 2023. This increase was driven by growth in interest bearing deposits of $481.2 million, or 11.6%, from $4.155 billion for the third quarter of 2023 to $4.636 billion for the third quarter of 2024. Noninterest bearing demand deposits decreased $173.5 million, or 12.2%, from $1.418 billion for the third quarter of 2023 to $1.244 billion for the third quarter of 2024 and average borrowings decreased $213.8 million, or 94.0%, from $227.6 million for the third quarter of 2023 to $13.8 million for the third quarter of 2024.
The tax equivalent net interest margin contracted by 5 basis points, or 1.6%, to 3.16% for the third quarter of 2024, compared to 3.21% for the third quarter of 2023. The net interest margin contraction was primarily driven by an increase in interest expense as a percentage of average earning assets, which increased to 2.88% for the three months ended September 30, 2024, up from 2.60% for the comparable period of 2023, for an increase of 28 basis points. This increase was attributable to an increase in the rate for total interest bearing liabilities of 27 basis points, or 7.5%, from 3.64% to 3.91% between the respective periods. This increase was driven by increased costs associated with the Company's interest bearing deposits, as depositors sought higher interest rates on interest bearing deposit products while competition for deposits remained high throughout the industry. This increase was offset by reduced borrowings expense due to lower average borrowings. The increase in rate for interest bearing deposits was a result of an increase in average interest bearing deposits of $481.2 million, or 11.6%, from $4.155 billion to $4.636 billion, and an increase in the average rate for interest bearing deposits of 37 basis points, from 3.54% to 3.91% for the three months ended September 30, 2024, as compared to the comparable period in the prior year. The Company anticipates the cost of funds may continue to remain elevated as a result of market competition, shifts from noninterest bearing deposits to interest bearing deposits, and elevated wholesale funding costs. Offsetting the increase to interest expense as a percentage of average earning assets was an increase to interest income as a percentage of average earning assets of 23 basis points, or 4.0%, to 6.04% for the three months ended September 30, 2024, up from 5.81% for the comparable period of 2023. This increase was attributable to an increase in loan yields, which was driven by an increase in average loans of $214.6 million, or 4.4%, to $5.064 billion from $4.850 billion, and an increase in average yield of 23 basis points from 6.56% to 6.79% between the respective periods. The Company expects that easing of monetary policy by the Federal Reserve Bank will exert downward pressure on loan yields as variable rate commercial loans reprice lower, however the impact of the policy easing on loan yields will partly depend on the extent and timing of future rate cuts.

Provision for Credit Losses
The Company recorded provision for credit losses expense of $13.1 million for the nine months ended September 30, 2024, compared to provision expense of $5.6 million during the comparable period of 2023, an increase of $7.5 million, or 135.3%. Net charge-offs were $1.4 million during the nine month period ended September 30, 2024, compared to $6.1 million during the comparable period of 2023, a decrease of $4.6 million, or 76.8%. The decrease in charge-offs between the respective periods was the result of a charge-off of $5.5 million attributable to a single commercial borrower that occurred during the first quarter of 2023.
The Company recorded provision expense of $3.1 million during the third quarter of 2024, compared to $400,000 during the third quarter of 2023. Provision expense during the quarter was primarily driven by an increase in the specific reserve allocation from the downgrade of a single $43.3 million commercial relationship, an industrial company in Northern Indiana, that was placed on nonperforming status during the second quarter of 2024. Net charge-offs were $143,000 during the third quarter of 2024, compared to $353,000 during the third quarter of 2023.
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

Noninterest Income

Noninterest income categories for the three and nine months ended September 30, 2024 and 2023 are shown in the following tables:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Wealth advisory fees	$7,770	$6,769	$1,001	14.8%
Investment brokerage fees	1,438	1,370	68	5.0
Service charges on deposit accounts	8,332	8,091	241	3.0
Loan and service fees	8,855	8,782	73	0.8
Merchant and interchange fee income	2,653	2,744	(91)	(3.3)
Bank owned life insurance income	2,994	2,393	601	25.1
Interest rate swap fee income	0	794	(794)	(100.0)
Mortgage banking income (loss)	68	(184)	252	(137.0)
Net securities gains (losses)	(46)	(16)	(30)	187.5
Net gain (loss) on Visa shares	8,996	0	8,996	100.0
Other income	3,908	1,907	2,001	104.9
Total noninterest income	$44,968	$32,650	$12,318	37.7%
Noninterest income to total revenue	23.67%	18.03%

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Wealth advisory fees	$2,718	$2,298	$420	18.3%
Investment brokerage fees	438	408	30	7.4
Service charges on deposit accounts	2,835	2,735	100	3.7
Loan and service fees	2,955	2,934	21	0.7
Merchant card fee income	898	938	(40)	(4.3)
Bank owned life insurance income	1,068	1,009	59	5.8
Mortgage banking income (loss)	(7)	(50)	43	(86.0)
Net securities gains (losses)	0	(35)	35	100.0
Net gain (loss) on Visa shares	(15)	0	(15)	(100.0)
Other income	1,027	598	429	71.7
Total noninterest income	$11,917	$10,835	$1,082	10.0%
Noninterest income to total revenue	19.48%	18.29%
Noninterest income increased by $12.3 million, or 37.7%, to $45.0 million for the nine months ended September 30, 2024, compared to $32.7 million for the prior year nine-month period. The increase in noninterest income was driven primarily by the net gain on Visa shares of $9.0 million. Additionally, other income increased $2.0 million, or 104.9%, wealth advisory fees increased $1.0 million, or 14.8%, bank owned life insurance income increased $601,000, or 25.1%, and mortgage banking income increased $252,000. Other income increased primarily from improved performance from limited partnership investment income and the receipt of a $1.0 million insurance recovery related to the 2023 wire fraud loss. Improved market performance of the Company's variable bank owned life insurance policies, which are tied to the performance of the equity markets, drove the increase to bank owned life insurance income. Mortgage banking income increased from pipeline expansion and a related positive impact to mortgage rate lock income. Offsetting these increases was a decrease to interest rate swap fee income of $794,000, or 100.0%, due to no new swap fee activity during the period. Adjusted core noninterest income, a non-GAAP financial measure that excludes the effects of certain non-routine events, was $35.0 million for the nine months ended September 30, 2024, an increase of $2.3 million, or 7.1%, compared to $32.7 million for the nine months ended September 30, 2023.

The Company’s noninterest income increased $1.1 million, or 10.0%, to $11.9 million for the third quarter of 2024, compared to $10.8 million for the third quarter of 2023. Wealth advisory fees increased $420,000, or 18.3%, driven by growth in customers and favorable market performance. Other income increased $429,000, or 71.7%, primarily from an improvement to income from the Company's limited partnership investments. Adjusted core noninterest income was $11.9 million for the third quarter of 2024, an increase of $1.1 million, or 10.1%, compared to $10.8 million for the third quarter of 2023.
Noninterest Expense
Noninterest expense categories for the three and nine months ended September 30, 2024 and 2023 are shown in the following tables:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Salaries and employee benefits	$49,467	$43,414	$6,053	13.9%
Net occupancy expense	5,159	4,874	285	5.8
Equipment costs	4,207	4,189	18	0.4
Data processing fees and supplies	11,419	10,305	1,114	10.8
Corporate and business development	4,015	3,930	85	2.2
FDIC insurance and other regulatory fees	2,571	2,469	102	4.1
Professional fees	6,675	6,284	391	6.2
Wire fraud loss	0	18,058	(18,058)	(100.0)
Other expense	10,918	7,742	3,176	41.0
Total noninterest expense	$94,431	$101,265	$(6,834)	(6.7)%
Efficiency ratio	49.71%	55.92%

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	Dollar Change	Percent Change
Salaries and employee benefits	$16,476	$15,977	$499	3.1%
Net occupancy expense	1,721	1,621	100	6.2
Equipment costs	1,452	1,325	127	9.6
Data processing fees and supplies	3,768	3,379	389	11.5
Corporate and business development	1,369	1,201	168	14.0
FDIC insurance and other regulatory fees	966	871	95	10.9
Professional fees	2,089	2,114	(25)	(1.2)
Other expense	2,552	2,609	(57)	(2.2)
Total noninterest expense	$30,393	$29,097	$1,296	4.5%
Efficiency ratio	49.67%	49.13%
Noninterest expense decreased by $6.8 million, or 6.7%, for the nine months ended September 30, 2024, to $94.4 million compared to $101.3 million for the nine months ended September 30, 2023. The $18.1 million wire fraud loss recorded during the second quarter of 2023 was the primary driver of the decrease between the comparative periods. Offsetting this decrease were increases to salaries and employee benefits expense of $6.1 million, or 13.9%, other expense of $3.2 million or 41.0%, data processing fees of $1.1 million, or 10.8%, and professional fees of $391,000, or 6.2%. The increase to salaries and benefits expense resulted primarily from increases to salaries and wages of $2.3 million, performance-based incentive compensation of $2.2 million, health insurance expense of $695,000 and variable deferred compensation related to the Company's variable bank owned life insurance of $536,000. Other expense increased due to the recognition of a $4.5 million legal accrual during the second quarter of 2024. The increase for data processing fees resulted from continued investment in customer-facing and operational technology solutions. Professional fees increased due to higher costs to implement technology solutions. Adjusted core noninterest expense, a non-GAAP financial measure that excludes the impact of certain non-routine events, was $89.9 million for the nine months ended September 30, 2024, an increase of $4.8 million, or 5.7%, from $85.1 million recorded during the comparable period of 2023.

Noninterest expense increased $1.3 million, or 4.5%, to $30.4 million for the third quarter of 2024, compared to $29.1 million during the third quarter of 2023. Driving the third quarter 2024 increase to noninterest expense were increases to salaries and benefits expense of $499,000, or 3.1%, data processing fees and supplies expense of $389,000, or 11.5%, and corporate and business development expense of $168,000, or 14.0%, as compared to the third quarter of 2023. Adjusted core noninterest expense was $30.4 million for the third quarter of 2024, an increase of $1.3 million, or 4.5%, compared to $29.1 million for the third quarter of 2023.

The Company's income tax expense increased $3.0 million, or 30.1%, to $13.2 million in the nine months ended September 30, 2024, compared to $10.1 million for the same period in 2023. The effective tax rate was 16.0% in the nine months ended September 30, 2024, compared to 13.6% for the comparable period of 2023. The year-to-date effective tax rate was increased due to adoption of ASU 2023-02, to account for the Company's investment in low-income housing tax credit structures, as well as a reduction in the tax benefit recognized from stock-based compensation vesting of shares for plan participants.
FINANCIAL CONDITION
Overview
Total assets were $6.645 billion as of September 30, 2024 versus $6.524 billion as of December 31, 2023, an increase of $121.3 million, or 1.9%. Total loans, net of the allowance for credit losses, increased $153.8 million, or 3.2%, between December 31, 2023 and September 30, 2024. Offsetting the increase to loans, net of the allowance for credit losses, was a decrease in available-for-sale securities of $35.1 million, or 3.3%. Total deposits increased $116.8 million, or 2.0%, between December 31, 2023 and September 30, 2024. The increase in total deposits was driven by an increase in interest bearing deposits of $185.7 million, or 4.3%, and was offset by a decrease in noninterest bearing deposits of $69.0 million, or 5.1%. Total equity increased $49.4 million, or 7.6%, from $649.8 million at December 31, 2023 to $699.2 million at September 30, 2024. Retained earnings increased $31.8 million, or 4.6%, as a result of net income of $69.3 million but was reduced by dividends declared and paid of $37.0 million. Accumulated other comprehensive income (loss), increased $17.1 million, or 11.0%, due primarily to an improvement in available-for-sale securities fair market values during the nine months ended September 30, 2024.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents increased by $8.4 million, or 5.5%, to $160.2 million at September 30, 2024, from $151.8 million at December 31, 2023. Cash and cash equivalents include short-term investments. The fluctuation in cash and cash equivalents at September 30, 2024 was driven by an increase in cash and due from banks of $16.3 million, or 23.2%, and a decrease in interest bearing short-term investment accounts of $8.0 million, or 9.8%.
Investment Portfolio
The amortized cost and the fair value of securities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S government sponsored agencies	$139,998	$116,668	$146,692	$119,479
Mortgage-backed securities: residential	485,128	423,067	522,275	447,842
State and municipal securities	546,037	476,914	557,352	484,407
Total available-for-sale	$1,171,163	$1,016,649	$1,226,319	$1,051,728

Held-to-Maturity
State and municipal securities	$131,157	$118,861	$129,918	$119,215
Total Investment Portfolio	$1,302,320	$1,135,510	$1,356,237	$1,170,943

At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that the directional change in the fair value of the available-for-sale investment securities portfolio is inversely related to the directional movement of the interest rate environment, with the resulting impact being reflected in the unrealized gain (loss) of the available-for-sale investment securities portfolio. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
There were no purchases of available-for-sale securities in the first nine months of 2024. Investment securities represented 17.3% of total assets on September 30, 2024, compared to 18.1% of total assets on December 31, 2023. The ratio of investment securities as a percentage of total assets remains elevated over historical levels of approximately 12% to 14%. The Company expects the investment securities portfolio as a percentage of assets to continue to decrease over time as the proceeds from pay downs, sales and maturities are used to fund loan portfolio growth and for general liquidity purposes. Tax equivalent adjusted effective duration for the investment securities portfolio was 6.3 years at September 30, 2024 and 6.5 years at December 31, 2023. Tax equivalent adjusted effective duration of the portfolio remains elevated as compared to 4.0 at December 31, 2019, prior to the deployment of excess liquidity to the investment portfolio and the rise in interest rates from the recent tightening cycle by the Federal Reserve. Paydowns from prepayments and scheduled payments of $44.6 million were received in the first nine months of 2024, and the amortization of premiums, net of the accretion of discounts, was $3.6 million. Sales of available-for-sale investment securities totaled $7.1 million in the first nine months of 2024 and resulted in net losses of $46,000. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securities as of September 30, 2024 and December 31, 2023. The Company anticipates receiving principal and interest cash flows of approximately $26.4 million throughout the remainder of 2024 from its investment securities portfolio.
The fair value of the available-for-sale investment securities portfolio as of September 30, 2024 included net unrealized losses of $154.5 million, compared to net unrealized losses of $174.6 million as of December 31, 2023. Unrealized losses in the available-for-sale investment securities portfolio resulted from the declines in market values of the investment securities. The improvement in market value seen since December 31, 2023 was driven partly by the commencement of monetary policy easing by the Federal Reserve during the third quarter of 2024, but available-for-sale securities fair values remain depressed compared to fair values prior to the policy tightening cycle during 2022 and 2023.

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
Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale increased by $2.0 million, or 171.8%, to $3.1 million at September 30, 2024, from $1.2 million at December 31, 2023. The balance of this asset category is subject to a high degree of variability depending on, among other factors, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $12.7 million in the first nine months of 2024, compared to $6.1 million in the first nine months of 2023. Management expects the volume of loans originated for sale in the secondary market could increase due to lower market rates for mortgage loans, however any uptick in activity may be encumbered by limited inventory, and existing homeowners being locked in at historically low rates. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $315.5 million and $333.1 million, as of September 30, 2024 and December 31, 2023, respectively.

Loan Portfolio
The loan portfolio by portfolio segment as of September 30, 2024 and December 31, 2023 is summarized as follows:

(dollars in thousands)	September 30, 2024		December 31, 2023		Current Period Change
Commercial and industrial loans	$1,492,883	29.3%	$1,420,764	28.9%	$72,119
Commercial real estate and multi-family residential loans	2,549,850	50.1	2,437,534	49.5	112,316
Agri-business and agricultural loans	358,384	7.1	388,764	7.9	(30,380)
Other commercial loans	94,309	1.9	120,726	2.5	(26,417)
Consumer 1-4 family mortgage loans	485,937	9.5	456,187	9.3	29,750
Other consumer loans	103,547	2.1	96,022	1.9	7,525
Subtotal, gross loans	5,084,910	100.0%	4,919,997	100.0%	164,913
Less: Allowance for credit losses	(83,627)		(71,972)		(11,655)
Net deferred loan fees	(2,920)		(3,463)		543
Loans, net	$4,998,363		$4,844,562		$153,801
Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $153.8 million, or 3.2%, to $4.998 billion at September 30, 2024 from $4.845 billion at December 31, 2023. The increase was primarily driven by originations of loans concentrated in the commercial and industrial and commercial real estate and multi-family residential loans categories and was offset by paydowns in the agri-business and agricultural loans segment which traditionally experiences seasonal fluctuations in activity.
The following table summarizes the Company’s non-performing assets as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans	$57,551	$15,687
Loans past due over 90 days and still accruing	95	27
Total nonperforming loans	57,646	15,714
Other real estate owned	384	384
Repossessions	21	8
Total nonperforming assets	$58,051	$16,106

Individually analyzed loans	$77,654	$16,124

Nonperforming loans to total loans	1.13%	0.32%
Nonperforming assets to total assets	0.87%	0.25%

Total nonperforming assets increased by $41.9 million, or 260.4%, to $58.1 million during the nine month period ended September 30, 2024. The ratio of nonperforming assets to total assets increased 62 basis points from 0.25% at December 31, 2023 to 0.87% at September 30, 2024. The increase in nonperforming assets was primarily driven by the downgrade of a single $43.3 million commercial relationship, an industrial company in Northern Indiana, that was moved to nonperforming status in late June during the second quarter of 2024.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans increased by $61.5 million, or 381.6%, to $77.7 million at September 30, 2024 from $16.1 million at December 31, 2023. The increase to individually analyzed loans was primarily related to the downgrade of two commercial relationships.

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
At September 30, 2024, the allowance for credit losses was 1.65% of total loans, an increase of 19 basis points from 1.46% at December 31, 2023. At September 30, 2024, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing relatively conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $102.6 million for this sector represented 2.0% of total loans at September 30, 2024. Additionally, commercial real estate loans secured by multi-family residential properties and secured by non-farm non-residential properties were approximately 210% of the Bank's risk-based capital at September 30, 2024.
As of September 30, 2024, based on management’s review of the loan portfolio, the Company had 91 credit relationships totaling $267.6 million on the classified loan list versus 68 credit relationships totaling $183.1 million as of December 31, 2023. As of September 30, 2024, the Company had $181.2 million of assets classified as Special Mention, $42.1 million classified as Substandard, $44.3 million classified as Doubtful and $0 classified as Loss as compared to $143.6 million, $39.4 million, $0 and $0, respectively, at December 31, 2023. Watch list loans as a percentage of total loans increased to 5.27% as of September 30, 2024 from 3.72% as of December 31, 2023. The increase to the classified loan listing during 2024 was primarily driven by downgrades to four commercial relationships individually greater than $10.0 million, net of paydowns, payoffs and upgrades to other relationships.
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
The allowance for credit losses increased $11.7 million, or 16.2%, from $72.0 million at December 31, 2023 to $83.6 million at September 30, 2024. The increase was a result of provision expense of $13.1 million which was offset by net charge-offs of $1.4 million. Provision expense recorded during the nine months ended September 30, 2024 was primarily attributable to an increase in the specific reserve allocation from the downgrade of a single $43.3 million commercial relationship, an industrial company in Northern Indiana, that was placed on nonperforming status during the second quarter of 2024. As the bulk of the Company’s lending activity is concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits, management has historically considered growth and portfolio composition when determining credit loss allocations.

Sources of Funds
The Company's sources of funds include a diversified deposit base gathered throughout the Company's footprint and includes a growing mix of commercial, retail and public funds deposit accounts. While the traditional base of core deposits represents the primary source of funding for the Company, the Company has access to a robust array of other liquidity sources, including secured borrowings available from the Federal Home Loan Bank and the Federal Reserve Bank Discount Window. In addition, the Company has access to unsecured borrowing capacity through long established relationships within the brokered deposit markets, Federal Funds lines from correspondent bank partners and Insured Cash Sweep (ICS) one-way buy funds available from the Intrafi network. As of September 30, 2024, the Company had access to $3.66 billion in unused liquidity available from these aggregate sources as compared to $3.41 billion at December 31, 2023.
The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the nine months ended September 30, 2024 and 2023 are summarized in the following table:

	Nine months ended September 30,
	2024		2023
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,249,710	0.00%	$1,509,292	0.00%
Savings and transaction accounts:
Savings deposits	288,283	0.07	360,535	0.07
Interest bearing demand deposits	3,206,452	4.06	2,854,161	3.58
Time deposits:
Deposits of $100,000 or more	814,034	4.55	616,477	3.39
Other time deposits	218,755	3.48	196,914	2.24
Total deposits	$5,777,234	3.03%	$5,537,379	2.31%
FHLB advances and other borrowings	88,605	5.61	218,561	5.05
Total funding sources	$5,865,839	3.07%	$5,755,940	2.41%
Average total deposits were $5.777 billion for the nine months ended September 30, 2024, an increase of $239.9 million, or 4.3%, from the comparable period in 2023. Average total borrowings were $88.6 million for the nine months ended September 30, 2024, a decrease of $130.0 million, or 59.5%, from the comparable period in 2023. Total average deposit costs increased 72 basis points from 2.31% for the nine months ended September 30, 2023, to 3.03% for the nine months ended September 30, 2024. Total average borrowing costs increased 56 basis points from 5.05% for the nine months ended September 30, 2023 to 5.61% for the nine months ended September 30, 2024. As a result, total funding costs increased by 66 basis points from 2.41% for the nine months ended September 30, 2023, to 3.07% for the nine months ended September 30, 2024. This increase was driven by an increase in rates on interest bearing deposits and a shift from noninterest bearing deposits to interest bearing deposits.
Deposits and Borrowings
As of September 30, 2024, total deposits increased by $116.8 million, or 2.0%, from December 31, 2023. Core deposits, which excludes brokered deposits, increased by $155.7 million, or 2.8%, to $5.741 billion as of September 30, 2024 from $5.585 billion as of December 31, 2023. Total brokered deposits were $96.5 million at September 30, 2024, compared to $135.4 million at December 31, 2023, a decrease of $38.9 million, or 28.7%.

The following table summarizes deposit composition at September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	Percentage of Total	December 31, 2023	Percentage of Total	Current Period Change
Retail	$1,709,899	29.3%	$1,794,958	31.4%	$(85,059)
Commercial	2,304,041	39.5	2,227,147	38.9	76,894
Public funds	1,726,869	29.6	1,563,015	27.3	163,854
Core deposits	$5,740,809	98.4%	$5,585,120	97.6%	$155,689
Brokered deposits	96,504	1.6	135,405	2.4	(38,901)
Total deposits	$5,837,313	100.0%	$5,720,525	100.0%	$116,788
Core deposits, which excludes brokered deposits, expanded $155.7 million, or 2.8%, during the first nine months of 2024. Utilization of brokered deposits as a wholesale funding alternative has returned to pre-pandemic levels. On September 30, 2024, commercial deposits represented 39.5% of total deposits versus 38.9% at December 31, 2023. Retail deposits represented 29.3% at September 30, 2024 versus 31.4% at December 31, 2023. Public Funds deposits represented 29.6% at September 30, 2024 versus 27.3% at December 31, 2023. Brokered deposits represented 1.6% of total deposits at September 30, 2024 versus 2.4% at December 31, 2023. Commercial deposits expanded $76.9 million, or 3.5%, from $2.23 billion at December 31, 2023 to $2.30 billion at September 30, 2024; retail deposits contracted $85.1 million, or 4.7%, from $1.79 billion at December 31, 2023 to $1.71 billion at September 30, 2024; and public funds deposits expanded $163.9 million, or 10.5%, from $1.56 billion at December 31, 2023 to $1.73 billion at September 30, 2024.
Deposits not covered by FDIC deposit insurance were 61% as of September 30, 2024, versus 57% at December 31, 2023. Deposits not covered by FDIC deposit insurance or the Indiana Public Deposit Insurance Fund (which insures public fund deposits in Indiana), were 32% of total deposits as of September 30, 2024, versus 31% as of December 31, 2023. As of September 30, 2024 and December 31, 2023, 98% of deposit accounts had deposit balances less than $250,000.
Capital
As of September 30, 2024, total stockholders’ equity was $699.2 million, an increase of $49.4 million, or 7.6%, from $649.8 million at December 31, 2023. The increase to total stockholders' equity was driven by net income of $69.3 million and was reduced by dividends declared and paid of $37.0 million and an increase of $17.1 million in accumulated other comprehensive income (loss).
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of September 30, 2024, the Company's capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of September 30, 2024 and December 31, 2023, are presented in the table below. Capital ratios for September 30, 2024 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024:
Total Capital (to Risk Weighted Assets)
Consolidated	$904,257	15.75%	$459,288	8.00%	$602,815	N/A	N/A	N/A
Bank	$899,528	15.67%	$459,248	8.00%	$602,763	10.50%	$574,060	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$832,258	14.50%	$344,466	6.00%	$487,993	N/A	N/A	N/A
Bank	$827,534	14.42%	$344,436	6.00%	$487,951	8.50%	$459,248	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$832,258	14.50%	$258,349	4.50%	$401,877	N/A	N/A	N/A
Bank	$827,534	14.42%	$258,327	4.50%	$401,842	7.00%	$373,139	6.50%
Tier I Capital (to Average Assets)
Consolidated	$832,258	12.18%	$273,354	4.00%	$273,354	N/A	N/A	N/A
Bank	$827,534	12.12%	$273,162	4.00%	$273,162	4.00%	$341,453	5.00%

As of December 31, 2023:
Total Capital (to Risk Weighted Assets)
Consolidated	$870,390	15.47%	$450,211	8.00%	$590,901	N/A	N/A	N/A
Bank	$852,405	15.16%	$449,894	8.00%	$590,486	10.50%	$562,367	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$799,929	14.21%	$337,658	6.00%	$478,349	N/A	N/A	N/A
Bank	$781,999	13.91%	$337,420	6.00%	$478,012	8.50%	$449,894	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$799,929	14.21%	$253,243	4.50%	$393,934	N/A	N/A	N/A
Bank	$781,999	13.91%	$253,065	4.50%	$393,657	7.00%	$365,539	6.50%
Tier I Capital (to Average Assets)
Consolidated	$799,929	11.82%	$270,636	4.00%	$270,636	N/A	N/A	N/A
Bank	$781,999	11.58%	$270,041	4.00%	$270,041	4.00%	$337,551	5.00%

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
Interest rate scenarios for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at September 30, 2024. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$212,656	$206,220	$209,301	$211,410	$212,204	$212,501	$212,772	$212,815	$212,866	$212,803	$212,741
Variance from Base		$(6,436)	$(3,355)	$(1,246)	$(452)	$(155)	$116	$159	$210	$147	$85
Percent of change from Base		(3.03)%	(1.58)%	(0.59)%	(0.21)%	(0.07)%	0.05%	0.07%	0.10%	0.07%	0.04%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2024, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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
On April 11, 2023, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2025, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended September 30, 2024.
The following table provides information as of September 30, 2024 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 - 31	2,143	$60.67	0	$30,000,000
August 1 - 31	1,367	62.34	0	30,000,000
September 1 - 30	0	0.00	0	30,000,000
Total	3,510	$61.32	0	$30,000,000

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

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
N/A
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2024 and September 30, 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and September 30, 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and September 30, 2023; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: October 30, 2024	/s/ David M. Findlay
David M. Findlay – Chairman and Chief Executive Officer

Date: October 30, 2024	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: October 30, 2024	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)