Form 10-K
period 2024-12-31
LAKELAND FINANCIAL CORP
filed 2025-02-19
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,514,168,000.

Number of shares of common stock outstanding at February 11, 2025: 25,555,969
DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 8, 2025 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
The Company
Lakeland Financial Corporation ("Lakeland Financial"), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly owned subsidiary Lake City Bank (the "Bank") and together with Lakeland Financial (the "Company"), a broad array of financial products and services throughout its Northern and Central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a diverse customer base, including commercial customers across a wide variety of industries including, among others, commercial real estate, manufacturing, agriculture, construction, retail, wholesale, finance and insurance, accommodation and food services, and health care. The Company is not dependent upon any single industry or customer. At December 31, 2024, Lakeland Financial had consolidated total assets of $6.7 billion.
Company’s Business. Lakeland Financial is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. Lakeland Financial owns all of the outstanding stock of the Bank, a full-service commercial bank organized under Indiana law. Lakeland Financial conducts no business except that which is incidental to its ownership of the outstanding stock of the Bank. Although Lakeland Financial is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Lakeland Financial are required to act as a source of financial strength for their subsidiary banks. The principal source of Lakeland Financial’s income is dividends from the Bank. There are certain regulatory restrictions on the extent to which subsidiary banks can pay dividends or otherwise supply funds to their holding companies. See "Supervision and Regulation of the Company" below for further discussion of these matters.
Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2024, the Bank had 54 offices in fifteen counties, including 46 offices in Northern Indiana and eight offices in Central Indiana, in the Indianapolis market. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent provided under federal law and FDIC regulations. The Bank’s activities cover all traditional facets of commercial banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, and wealth advisory, trust and brokerage services. On July 22, 2024, the Bank opened its 54th branch in Carmel on the north side of Indianapolis.
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
Expansion Strategy. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 54 offices in 15 Indiana counties through de novo branching. During this period, the Company has grown its assets from $286 million to $6.7 billion, a compound annual growth rate of 10%. Mergers and acquisitions have not played a significant role as the Company’s expansion over 34 years has been exclusively driven by its organic growth strategy. However, merger and acquisition opportunities are evaluated from time to time. The Company plans to continue its organic expansion by capturing increased share in existing markets of operation and by growing its branch network in the Indianapolis market and in additional markets that are in close proximity to the Company's footprint. In addition, the Company evaluates new growth markets that are in close proximity to the Company's footprint, such as the 10 de novo branches that have been added in the past decade.

The Company has primarily targeted growth in the larger cities located in Northern Indiana and the Indianapolis market in Central Indiana and areas that are within two hours from a Lake City Bank branch. The Company believes these areas offer above average growth potential with attractive demographics and potential for commercial lending and deposit gathering opportunities. The Company considers expanding into a market when the Company believes that market would be receptive to its strategic plan to deliver broad-based financial services to businesses with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management and staff with a similar philosophy in order to provide a basis for success.
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
Human Capital. The Bank is committed to being the acknowledged and recognized leader in Indiana community banking. We achieve this mission only through the hard work and dedication of our employees. The Bank team is 683 people strong, including 632 full-time, 33 part-time, and 18 seasonal/temporary employees as of December 31, 2024.
Diversity and Inclusiveness. The Bank is committed to social and governance responsibility, and in 2020, the management team added "inclusivity" as the eighth core value defining our organizational culture. The Bank’s employee Code of Conduct supports diversity and inclusion efforts in our workplace, and a Diversity and Inclusion Task Force is charged with developing and promoting initiatives throughout the corporation. In 2022, every employee participated in a foundational course to establish a base level of awareness and education on the topic of diversity and inclusion. In 2023 and 2024, these efforts continued with a host of interactive, informative courses being offered to continue the learning process around these important issues. Eighty-three percent of our employees identify as women or people of color. At present, women represent 60% of the Bank’s officers (288 officers – 174 women), 42% (10 of 24 members) of the Senior Leadership Council (which includes those with the title of "Senior Vice President" and above) and 56% (5 of 9 members) of the executive Management Committee. Additionally, four of our 11 board members identify as women or people of color.
Employee Engagement and Development. A positive workplace culture is vital to the Bank’s success. By supporting, respecting, engaging, and appreciating employees, the Bank has built a team well-equipped to show the same commitment to its customers. Building and strengthening this positive workplace culture starts with Lake City University. Founded in 1999, Lake City University is dedicated to helping employees thrive professionally and personally. In 2024, the Bank employees averaged 24.6 hours of instruction per employee through the program. From courses to improve technical skills, product knowledge, and customer service to classes focused on well-being, like personal financial planning and benefits education, Lake City University supports and promotes the personal and professional growth of all the Bank employees. In 2024, 161 employees were promoted and 153 employees were hired externally, demonstrating a commitment to the professional development of Lake City Bank employees.
In addition to the substantial investment in employee professional development, the Bank’s benefit and compensation programs are designed to ensure we recruit and retain top talent. The Bank offers employees a comprehensive health benefits package, a 401(k) match of up to 6% of an employee’s salary to encourage retirement savings, and tuition reimbursement that 22 employees used in 2024. The Bank also structures its bonus program for officers to create meaningful performance-based incentives. These programs, combined with an intentional focus to create a positive, values-based culture, ensures the Bank team will continue as the acknowledged and recognized leader in Indiana community banking.

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
•the performance of our commercial real estate loan portfolio, including the effects of the elevated interest rate environment, the strength of the commercial real estate market in our Indiana markets, and changes in retail and office usage patterns;
•risk of cybersecurity attacks that could result in damage to the Company's or third-party service providers' networks or data of the Company;
•the impact of labor shortages, and changes in trade policy and tariffs;
•the timing and scope of any legislative and regulatory changes, including changes in tax, banking and securities laws and regulations and their application by our regulators;
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
•changes in the prices, values and sales volumes of residential and multi-family real estate;
•changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;
•the impact of litigation and other claims we may be subject to from time to time;
•the effects of fraud by or affecting employees, customers or third parties;
•changes in the availability and cost of credit and capital in the financial markets;
•changes in technology, including the use of artificial intelligence, or products that may be more difficult, more costly, or less effective than anticipated;
•changes in accounting policies, rules and practices;
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
SUPERVISION AND REGULATION
General
FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the Indiana Department of Financial Institutions (the "DFI"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the FDIC and the Consumer Financial Protection Bureau (the "CFPB"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury ("Treasury") have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments that we may make, required capital levels relative to our assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with our insiders and affiliates and our payment of dividends.

In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act ("Regulatory Relief Act") was enacted by the U.S. Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations. It is anticipated that the Trump Administration and the current U.S. Congress likely will not increase the regulatory burden on community banking organizations and may seek to reduce and streamline certain prudential and regulatory requirements applicable to community banking organizations at a federal level based on statements made by relevant congressional leaders and the acting leaders of certain federal banking agencies. At this time, however, it is not possible to predict with any certainty the actual impact that the Trump Administration may have on the banking industry or our operations.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. The approach to supervision adopted by each banking agency may have significant impacts on our operations and results, as well as the banking industry in general. Based on statements made by congressional leaders and the acting leaders of certain federal banking agencies, there may be changes in the supervisory processes and approach made by the Trump Administration banking agencies, but it is not possible at this time to predict the specific changes (or the timing of any such changes) that may be made.
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
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e. banking organizations) are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and the Basel III Rule, discussed and defined below, establish capital standards for banking organizations that are meaningfully more stringent than those in place previously.
Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of "capital" divided by "total assets". The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as the "Basel" accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. federal banking agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored into the calculations.
Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the "Basel III Rule"). In contrast to capital requirements historically, which were in the form of guidelines, the Basel III Rule was released in the form of binding regulations by each of the banking agencies. The Basel III Rule increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The assignment of risk weights is likely to continue to be under review by the federal banking agencies as they seek to implement certain remaining elements of the Basel III accords. In July 2023, the Biden Administration federal banking agencies had proposed wide-ranging and significant changes to the Basel III Rules (the "Basel III Endgame Proposal"), which would have, among other requirements, imposed structural changes to the calculation of capital requirements and risk-weighted assets. The Basel III Endgame Proposal would generally have impacted capital requirements of banking organizations with $100 billion or more in total assets, and as a general matter, would not have impacted the Company. The Basel III Endgame Proposal has not been, and is not expected to be, adopted in a form substantially similar to the Basel III Endgame Proposal. The Trump Administration federal banking agencies may issue their own version of this proposal.
The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than "small bank holding companies" (generally holding companies with consolidated assets of less than $3 billion) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.
Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.
The Basel III Rule requires banking organizations to maintain minimum capital ratios as follows:
•A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
In addition, banking organizations that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
Well-Capitalized Requirements. The ratios described above are minimum standards for banking organizations to be considered "adequately capitalized." Banking agencies uniformly encourage banks to hold more capital and be "well-capitalized" and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
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

As of December 31, 2024: (i) the Bank was not subject to a directive from the Federal Reserve or the DFI to increase its capital and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.
Prompt Corrective Action. The concept of a banking organization being "well-capitalized" is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take "prompt corrective action" to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
Community Bank Capital Simplification. Community banking organizations have long raised concerns with federal bank agencies about the regulatory burden, complexity and costs associated with certain provisions of the Basel III Rule. In response, the U.S. Congress provided an "off-ramp" for institutions, like us, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single "Community Bank Leverage Ratio" ("CBLR") of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: (i) less than $10 billion in total consolidated assets, (ii) limited amounts of certain assets and off-balance sheet exposures, and (iii) a CBLR greater than 9%. We may elect the CBLR framework at any time but have not currently determined to do so.
Supervision and Regulation of the Company
General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, we are registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"). We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and the Bank as the Federal Reserve may require.
Acquisitions, Activities and Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see "The Role of Capital" above.
The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999, to be "so closely related to banking ... as to be a proper incident thereto." This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed and the Bank must have at least a satisfactory Community Reinvestment Act "CRA") rating. If the Federal Reserve determines that a financial holding company or any bank subsidiary is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance with those requirements, but, during the period of noncompliance, the Federal Reserve may place any additional limitations on the financial holding company that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control. Federal law prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. As a bank holding company, we are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see "The Role of Capital" above.
Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, we are subject to the limitations of Indiana General Business Corporations Law, which prohibit us from paying dividends if we are, or by payment of the dividend would become, insolvent, or if the payment of dividends would render us unable to pay our debts as they become due in the usual course of business. In addition, under the Basel III Rule, institutions that want to pay unrestricted dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.
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
Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and their subsidiary banks, reflecting recognition by the federal banking agencies and the U.S. Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. The result is interagency guidance on sound incentive compensation practices for banking organizations.
The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance is directed at large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed and appropriately balance risks and rewards. Under the interagency guidance, smaller banking organizations, like us, that use incentive compensation arrangements are expected to implement less extensive, formalized and detailed policies, procedures and systems than those of the larger banks.

In May 2024, certain of the federal banking and other financial services agencies released a proposed rule regarding certain incentive-based compensation arrangements at certain financial institutions with at least $1 billion in assets, as required under Section 956 of the Dodd-Frank Act. This proposal was largely based on an earlier 2016 proposal. The Federal Reserve and the SEC, however, did not join this proposal, signaling potential interagency misalignment and raising doubts regarding the likelihood of the proposed rule being finalized in its current form. The FDIC has indicated that the agencies will continue to coordinate to reach consensus, but it is not yet clear whether this initiative will continue during the Trump Administration.
Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact our business and operations.
Federal Securities Regulation. Our common stock is registered with the SEC under the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased shareholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called "golden parachute" payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
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
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points to 32 basis points for institutions that are not considered large and highly complex banking organizations. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.
For this purpose, the reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. In its October 2024 semiannual update, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates is currently projected.
In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $24.1 billion, the FDIC adopted a special assessment for banking organizations with assets of $5 billion or more, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (January 1 through March 31, 2024) with an invoice payment date of June 28, 2024. The FDIC will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Although the Company and the Bank are subject to the FDIC's special assessment as a banking organization with assets of $5 billion or more, the Company does not have to pay the special assessment.

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2024, the Bank paid supervisory assessments to the DFI totaling approximately $318,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see "The Role of Capital" above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations, such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum on existing interagency guidance on funding and liquidity risk management.
The primary roles of liquidity risk management are to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Because the global financial crisis was in part a liquidity crisis, the Basel III Rule includes a liquidity framework that requires the largest FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits). While these rules do not apply to the Bank, we continue to review our liquidity risk management policies in light of developments. For instance, in July 2024, the FDIC released a request for information on deposits, soliciting information on whether and to what extent certain types of deposits may behave differently from each other (particularly during periods of economic or financial stress), the results of which may impact liquidity monitoring and risk management requirements, including for FDIC-insured institutions like the Bank going forward.
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
Moreover, the payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2024. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that want to pay unrestricted dividends must maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See "The Role of Capital" above.
State Bank Investments, Activities and Acquisitions. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Indiana law. However, under federal law, FDIC-insured institutions are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
The Bank may be required to seek approval from the DFI and the Federal Reserve (or in some cases, the FDIC) before engaging in certain acquisitions or mergers under applicable state and federal law. In 2024, each of the OCC and the FDIC separately released updated policy statements—and in the case of the OCC, a final rule—regarding how each banking agency reviews applications submitted pursuant to the Bank Merger Act based on statutory factors. The acting chairperson of the Trump Administration’s FDIC has indicated that the FDIC may seek to reverse the FDIC’s 2024 policy statement. Although the Federal Reserve, the Bank’s primary federal regulator, did not release any updated policy statement or rules regarding its review process under the Bank Merger Act in recent years, we have considered the impact that the OCC’s and FDIC’s rules and guidance may have on the review of any relevant transactions that the Bank undertakes.
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
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders under state and federal law. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.
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
In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the banking agency is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the banking agency’s order is cured, the agency may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the banking agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, third-party relationships and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing banking organizations including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Bank regulators have identified key risk themes for 2024 as: credit risk management given the current interest rate environment and persistent inflationary concerns, liquidity risk, cybersecurity risk and commercial and residential real estate concentration risk management. The agencies will also be monitoring banks for Bank Secrecy Act/anti-money laundering compliance, cybersecurity, third-party and change management, climate and environmental, social and governance initiatives, digital assets and CRA performance. The banking agencies also have released specific risk management guidance on certain topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly). The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public personal and other confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures are in effect across all business lines and geographic locations. The Bank and the Company also are subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. The Bank must also consider and address cybersecurity considerations as part of its risk management processes, as discussed above.
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
Federal Home Loan Bank System. The Bank is a member of a Federal Home Loan Bank (“FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The Federal Reserve regularly assesses the Bank’s record of meeting the credit needs of its communities. The Bank's CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Bank, or the Company's financial holding company status.
On October 24, 2023, the banking agencies issued a final rule to strengthen and modernize the CRA regulations (the "CRA Rule"). Elements of this rule were supposed to become effective on April 1, 2024, while other provisions had much later effective dates. However, the effective date of the CRA Rule was paused because of a preliminary injunction issued in connection with ongoing litigation claiming that the federal banking agencies exceeded their statutory authority in promulgating the CRA Rule. Despite this lawsuit, management of the Bank is continuing to assess the impact of the CRA Rule on their CRA lending and investment activities in their respective markets.
The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking, by modernizing assessment areas while maintaining a focus on branch-based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators.
Anti-Money Laundering/Countering the Financing of Terrorism/Sanctions. The Bank Secrecy Act ("BSA") is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism ("AML/CFT") regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts or move funds for other illicit purposes. The laws require financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities. The Bank must also comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.
Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate ("CRE") is one example of regulatory concern, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance ("CRE Guidance") provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. In recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks and an easing of CRE underwriting standards. The federal banking agencies have reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.
Based on the Bank’s loan portfolio as of December 31, 2024, it did not exceed the 300% guideline for commercial real estate loans nor did it exceed the 100% guideline for construction and land development loans.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators, but must comply with applicable regulations promulgated by the CFPB.
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain "qualified mortgages." The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan. The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay, most recently in 2021.
Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. For example, the CFPB has taken, or attempted to take, a proactive, multi-front approach to protect consumers from excessive overdraft and non-sufficient funds fees, including through proposed or final rules, interpretive opinions and enforcement actions. Given the increased number and expansive nature of its regulatory initiatives, the CFPB has been subject to lawsuits brought by the banking industry and other providers of consumer financial products and services. The CFPB’s approach may change under the Trump Administration, but it remains unclear exactly what changes will occur or how quickly. In addition, certain rules that the Biden Administration CFPB finalized may be subject to reversal by either the U.S. Congress or the new CFPB administration.
The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs. The Bank must also comply with certain state consumer protection laws and requirements in the states in which it operates.

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
Economic conditions in the United States and our Indiana markets are affected by complex factors that are difficult to predict and beyond our control, including uncertainties regarding the persistence of inflation, U.S. trade policy, including the potential impact of tariffs, geopolitical developments, such as ongoing conflicts in the Middle East and Ukraine, disruptions in the global energy market, labor market conditions, the potential impact of deportation initiatives, the effects of bird flu or other potential infectious diseases, supply chain issues both domestically and internationally, and the potential effects of the new presidential administration and its actions with respect to the foregoing. In addition, uncertainty in the business community regarding these potential developments can itself harm economic conditions in our markets. Collectively, these issues could adversely affect our business, financial condition, results of operations and growth prospects.
Monetary policies of the Federal Reserve could adversely affect our financial condition and results of operations.
In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Reserve to raise or lower short-term interest rates. Beginning in March of 2022, the Federal Reserve substantially increased the target Federal Funds rate in pursuit of its policy mandate to maintain maximum employment and achieve price stability and subsequently paused further rate raises starting in September 2023 as the rate of inflation had significantly subsided from levels experienced in 2022. In September of 2024, the Federal Reserve cut the Federal Funds rate by 50 basis points and proceeded with two additional 25 basis point cuts in November and December of 2024. At their December 2024 meeting, the Federal Reserve indicated the possibility of further cut rates in 2025, depending on the economic data. In 2023, funding costs rose substantially as the cost to retain deposits and borrow increased due to market competition and a series of bank failures in the first quarter of 2023. The Company's increase in cost of funds negatively affected net interest income in 2023 and throughout the first half of 2024. The pivot in policy actions by the Federal Reserve to lower the target Federal Funds rate allowed the Company to reprice deposits faster than loans in the second half of 2024, which had a positive impact on net interest income. However, future changes by the Federal Reserve to adjust the target Federal Funds rate could have varying impacts on the Company's net interest margin. Additionally, a reduction in longer-term rates would positively impact the fair value of our investment securities portfolio, which had $191.1 million in unrealized losses in available-for-sale investment securities at December 31, 2024. Alternatively, a rise in long-term interest rates could result in an increase in the unrealized losses in available-for-sale securities. Lower interest rates can also positively affect our customers’ businesses and financial condition and increase the value of collateral securing loans in our portfolio.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, international geopolitical developments, developments in the global energy market, labor market conditions and the impact of higher rates on consumers and businesses, there is a meaningful risk that the Federal Reserve and other central banks may underestimate the impact of their tightening policies and potentially cause an economic recession. Restrictive monetary policies could limit economic growth and potentially cause an economic recession. As noted above, this could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.
Continued elevated levels of inflation could adversely impact our business and results of operations.
The United States has recently experienced elevated levels of inflation, with the rate peaking in 2022 and moderating in 2023 and 2024, although still higher than 2%. Inflation pressures are currently expected to remain elevated as the inflation rate remains above the Federal Reserve’s target rate of 2%, which is intended to help accomplish its policy. Continued high levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense. In addition, if prevailing interest rates persist or increase in response to elevated levels of inflation, the value of our securities portfolio would be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients' ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.
Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.
A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, and decreased labor force size and participation rates. Although we have not experienced any material labor shortage to date, we have continued to experience a competitive local labor market, especially for commercial lenders. As of December 31, 2024, Indiana's unemployment rate was 4.5%. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.
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
Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest bearing assets and the interest paid by us on our interest bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest bearing assets, which may cause our profits to decrease. Conversely, when interest rates fall, our interest bearing assets generally reprice slower than our interest bearing liabilities, given our balance sheet composition, which may cause our net interest income to increase. The impact on earnings is more adverse when the slope of the yield curve flattens, i.e. when short-term interest rates increase more than corresponding changes in long-term interest rates or when long-term interest rates decrease more than corresponding changes in short-term interest rates. In addition, when competition for deposits increases and deposit costs rise more quickly than loan yields, net interest income may be negatively impacted.
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
At December 31, 2024, our allowance for credit losses as a percentage of total loans was 1.68% and as a percentage of total nonperforming loans was 152%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans and commercial real estate loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although a formal evaluation of the adequacy of the credit loss allowance is conducted monthly, we cannot predict credit losses with certainty and we cannot provide assurance that our allowance for credit losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves may adversely affect our business, results of operations and financial condition.
Commercial and industrial loans make up a significant portion of our loan portfolio.
Commercial and industrial loans were $1.451 billion, or approximately 28% of our total loan portfolio, as of December 31, 2024. Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. For example, the cumulative effects of changes in the economy and overall business environment, impact of tariffs, labor availability shortages and supply chain constraints have adversely affected commercial and industrial loans, and we expect this trend to continue for certain portions of our loan portfolio, particularly if general economic conditions worsen.
Negative economic trends can also harm the value of security for our commercial and industrial loans. These loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. As a result of elevated interest rates and other factors, we have observed a corresponding decline in the value of commercial real estate securing these loans, substantially all of which are located within our Indiana markets. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers, which could decline in the case of an economic recession.
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
Commercial real estate loans were $2.593 billion, or approximately 51% of our total loan portfolio, as of December 31, 2024. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in our Indiana markets, where substantially all of our commercial real estate collateral is located, and, as a general matter, some of these values have been significantly and negatively affected by prevailing interest rates.
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
Our agri-business loans, which totaled $387.4 million, or approximately 8% of our total loan portfolio, as of December 31, 2024, are subject to risks outside of our or the borrower’s control. Although our agriculture portfolio is well-diversified, the risks, specific to the agricultural industry, include decreases in livestock and crop prices, increases in labor and input prices, increase in stockpiles of agricultural commodities, the strength of the U.S. dollar, the potential impact of tariffs and other trade restrictions on commodities and the nature of climate and weather conditions. To the extent these or other factors affect the performance or financial condition of our agri-business borrowers, such as the Avian bird flu, our results of operations and financial performance could suffer.

Our consumer loans generally have a higher degree of risk of default than our other loans.
At December 31, 2024, consumer loans totaled $104.0 million, or 2% of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial, negative effect on our liquidity. Our primary sources of funds consist of deposits, cash from operations and investment security maturities and sales. Additional liquidity is provided by brokered deposits, Certificate of Deposit Account Registry Service ("CDARS") deposits, American Financial Exchange overnight borrowings and IntraFi Network’s insured cash sweep program. We are able to borrow from several federal funds lines at correspondent banks and are eligible to borrow from the Federal Reserve and the Federal Home Loan Bank (the "FHLB") subject to collateral availability. At December 31, 2024, $544.3 million of unpledged investment securities were eligible to serve as collateral for liquidity availability at the FHLB and the Federal Reserve Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with banks and credit unions in our footprint, brokerage firms and online deposit gatherers for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity.
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
At December 31, 2024, approximately 31% of our deposit balances are concentrated in public funds from municipalities and government agencies located in the Bank’s geographic footprint. The five largest of which have operating and other deposit accounts that, collectively, represented approximately 18% of total deposits at December 31, 2024. A shift in funding away from public fund deposits would impact liquidity availability and could increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, can be higher-cost, are less favorable deposits and could require collateral to be pledged. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank’s liquidity and could materially impact our ability to grow and remain profitable.

Declines in asset values may result in impairment charges and adversely affect the value of our investment securities, financial performance and capital.
We maintain an investment securities portfolio that includes, but is not limited to, mortgage-backed securities and municipal securities. The market value of these investment securities has been, and may continue to be, affected by factors other than the performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we evaluate investment securities and other assets for credit and other impairment indicators. We may be required to record additional credit reserve charges if our investment securities suffer a decline in fair value that has resulted from credit losses or other factors. If we determine that a significant reserve is needed, we would be required to charge against earnings the credit-related portion, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. In addition, we may determine to sell securities in our available-for-sale investment securities portfolio, and any such sale could cause us to realize currently unrealized losses that resulted from the increases in the prevailing interest rates.
Risks Relating to Our Corporate Strategy
We may need to raise additional capital in the future to achieve our growth plans, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Accordingly, we may need to raise additional capital to support our future growth plans. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital, if needed, on terms acceptable to us. In particular, if we were required to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us. If we cannot raise additional capital when needed, our financial condition and our ability to further expand our operations through organic growth or acquisitions could be materially impaired.
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
We are subject to extensive federal and state regulation, supervision and examination. A more detailed description of the primary federal and state banking laws and regulations that affect us is contained in the section of this Annual Report on Form 10-K captioned "Supervision and Regulation". Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.
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
The laws, regulations, rules, standards, policies and interpretations governing us are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies operate. In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the CFPB has broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future, including with respect to fees charged by banks and other financial companies. Any enforcement actions or other rule-making in these areas could negatively affect our business and our ability to maintain or grow levels of noninterest income.
The failures of Silicon Valley Bank and Signature Bank are expected to result in modifications to existing laws or the passage of additional laws and regulations governing banks and bank holding companies, including increasing capital requirements, modifications to regulatory requirements with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, safe and sound banking practices and enhanced supervisory or enforcement activities. Other legislative initiatives could detrimentally impact our operations in the future. Governments and agencies may enact new laws or promulgate new regulations or view matters or interpret existing laws and regulations differently than they have in the past, including as a result of the new presidential administration, or commence investigations or inquiries into our business practices. For example, the previous presidential administration announced a government-wide effort to eliminate "junk fees" which could subject our business practices to further scrutiny. The CFBP’s action on junk fees thus far has largely focused on fees associated with deposit products, such as "surprise" overdraft fees and non-sufficient funds fees. However, what constitutes a "junk fee" remains undefined. The CFPB is actively soliciting consumer input on fee practices associated with other consumer financial products or services, signaling that the "junk fee" initiative is likely to continue to broaden in scope. As a result of this regulatory focus, we have changed how we assess overdraft and non-sufficient funds fees and may be required to implement additional changes based on regulatory directives or guidance. Such changes have led to and may continue to cause a reduction in our noninterest income and thus impact our overall net income.

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
Management has identified one accounting policy as being "critical" to the presentation of the Company’s financial condition and results of operations because it requires management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. This critical accounting policy relates to the allowance for credit losses. Because of the inherent uncertainty of this estimate, no assurance can be given that the application of alternative policies or methods might not result in the reporting of a different amount of the allowance for credit losses and, accordingly, net income.
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
The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements, such as artificial intelligence. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide assurances that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.
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
Many aspects of our business and operations involve the risk of legal liability, and in some cases we or our subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from our business activities. For example, as previously disclosed in the third quarter of 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. In the context of resulting bankruptcy proceedings involving the former client, the liquidating trustee had filed a complaint against the Bank, focused on a series of business transactions among the former client, related entities and the Bank. This matter was dismissed with prejudice on June 21, 2024. In addition, companies in our industry are frequently the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.
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
ITEM 1C. CYBERSECURITY
We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use these systems and their own electronic information systems. Any of these systems can be compromised, including through the employees, customers and other individuals who are authorized to use them, and threat actors use a sophisticated and constantly evolving set of software, tools and strategies to do so. The nature of our business, as a financial services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue. See section "Risks Relation to our Operations".
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
In addition, our board of directors, as a whole and through the Bank's Corporate Risk Committee (the "Risk Committee"), is responsible for the oversight of risk management. In that role, our board of directors and Risk Committee, with support from the Company’s cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, our board of directors receives reports, at least quarterly, from our management team regarding cybersecurity risks, and the Company’s efforts to prevent, detect, mitigate and remediate any cybersecurity incidents.
ITEM 2. PROPERTIES
The Company is headquartered in the main office building of the Bank at 202 E. Center Street, Warsaw, Indiana 46580. The Company operates in 61 locations, 52 of which are owned by the Bank and nine of which are leased from third parties.
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

	2024			2023
	High	Low	Cash Dividend	High	Low	Cash Dividend
Fourth quarter	$78.61	$61.10	$0.48	$67.88	$45.59	$0.46
Third quarter	72.25	57.45	0.48	57.00	44.47	0.46
Second quarter	66.62	57.59	0.48	62.71	43.05	0.46
First quarter	73.22	60.56	0.48	77.07	59.55	0.46
The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol "LKFN" on August 14, 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol "LKFN." On February 11, 2025, the Company had approximately 278 stockholders of record.
The Company paid dividends on its common stock as set forth in the table above. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See "Supervision and Regulation of the Company – Dividend Payments" for additional information.

STOCK PRICE PERFORMANCE GRAPH
The graph below compares the cumulative total return of the Company, the Nasdaq Market Index, the KBW Nasdaq Bank Index, and the S&P U.S. BMI Banks Index.

Lakeland Financial Corporation

Total Return Performance
Lakeland Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Bank Index
S&P U.S. BMI Banks Index
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Lakeland Financial Corporation	$100.00	$112.55	$171.90	$159.87	$147.44	$160.24
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60
S&P U.S. BMI Banks Index	100.00	87.24	118.61	98.38	107.32	143.68
The above returns assume that $100 was invested on December 31, 2019 and that all dividends were reinvested.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
On January 8, 2019, the Company's board of directors approved a share repurchase program, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30.0 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. On April 11, 2023, the Company's board of directors reauthorized and extended the share repurchase program through April 30, 2025. As extended, the repurchase program has remaining aggregate purchase price authority of $30.0 million as of December 31, 2024. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the year ended December 31, 2024.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)

10/01/24 - 10/31/24	$0	$0.00	0	$30,000,000
11/01/24 - 11/30/24	1,306	65.71	0	30,000,000
12/01/24 - 12/31/24	0	0.00	0	30,000,000
Total	$1,306	$65.71	0	$30,000,000
(a) The shares purchased during the quarter were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with past practice.
(b) Following the renewal and extension of the Company's share repurchase program on April 11, 2023, the maximum dollar value of shares that may be repurchased under the program is $30.0 million as of December 31, 2024. The share repurchase program terminates April 30, 2025.
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in 2024 was $93.5 million, a decrease of 0.3%, from $93.8 million in 2023. Net income for 2023 was 9.7% lower than $103.8 million in 2022.
Diluted net income per common share was $3.63 in 2024, $3.65 in 2023 and $4.04 in 2022. Return on average total assets was 1.40% in 2024, versus 1.45% in 2023 and 1.62% in 2022. Return on average total equity was 14.12% in 2024, versus 15.93% in 2023 and 17.40% in 2022. The dividend payout ratio, with respect to diluted earnings per share, was 52.89% in 2024, versus 50.41% in 2023 and 39.60% in 2022. The average equity to average assets ratio was 9.94% in 2024, compared to 9.11% in 2023 and 9.28% in 2022.
Net income in 2024 as compared to 2023 was positively impacted by a $7.0 million increase in noninterest income and a $5.6 million decrease in noninterest expense. Offsetting these positive contributions to net income were an increase to the provision for credit losses of $10.9 million, an increase to income tax expense of $1.6 million, and a decrease to net interest income of $356,000. Pretax pre-provision earnings, which is a non-GAAP measure, were $128.4 million for the year ended December 31, 2024, an increase of $12.3 million, or 10.5%, compared to $116.2 million for the year ended December 31, 2023.
Net income in 2023 as compared to 2022 was negatively impacted by a $20.5 million increase in noninterest expense and a $5.9 million decrease in net interest income. Offsetting these negative effects on net income were an $8.0 million increase in noninterest income and a $3.5 million decrease in provision for credit losses.
Total assets were $6.678 billion as of December 31, 2024, versus $6.524 billion as of December 31, 2023, an increase of $154.3 million or 2.4%. Balance sheet expansion in 2024 was driven by loan growth of $201.4 million, or 4.1%. Offsetting the loan growth was a decrease in investments securities of $58.7 million, or 5.0%. Deposits increased by $180.4 million, or 3.2%, during 2024 to fund the balance sheet expansion.
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
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default ("PD/LGD") model, subject to a floor. A default can be triggered by one of several different asset quality factors, including past due status, nonaccrual status, material modification to a borrower experiencing financial difficulty or if the loan has had a charge off. This PD is then combined with a LGD derived from historical charge off data to construct a default rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee’s Summary of Economic Projections, and other environmental factors based on the risks present for each portfolio segment. These environmental factors include consideration of the following: levels of, and trends in, delinquencies and nonperforming loans; trends in volume and terms of loans; changes in collateral strength; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are subject to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for credit losses deemed adequate to cover expected losses inherent in the loan portfolio. The Company's allowance for credit losses balance was comprised of 32% specific reserves and 68% general reserves at December 31, 2024, compared to 11% specific reserves and 89% general reserves at December 31, 2023. The increase in specific reserves was driven by a large commercial credit with a balance of $43.3 million being placed on nonaccrual during 2024.
Commercial loans are subject to a dual standardized grading process administered by the credit administration function. These grade assignments are performed independently of each other and a consensus is reached by credit administration and the loan officer. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that indicate it should be evaluated on an individual basis. Considerations with respect to specific allocations for these individual credits include, but are not limited to, the following: (a) the sufficiency of the customer’s cash flow or net worth to repay the loan; (b) the adequacy of the discounted value of collateral relative to the loan balance; (c) whether the loan has been criticized in a regulatory examination; (d) whether the loan is nonperforming; (e) any other reasons the ultimate collectability of the loan may be in question; or (f) any unique loan characteristics that require special monitoring.
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
The allowance is inherently uncertain as it represents the Company’s expectation of the future collectability of loans in its portfolio; actual collections may be greater than or less than expectations. Actual collections may be impacted by wider economic conditions such as changes in the competitive environment or in the levels of business investment or consumer spending, or by the quality of borrowers’ management teams and the success of their strategy execution. Borrowers’ ability to repay may also change due to the effects of government monetary or fiscal policy, which could affect the level of demand for borrowers’ products or services or the borrowers' ability to service their debt payments in the future.
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
RESULTS OF OPERATIONS
Overview
In 2024, the Company continued to expand its balance sheet organically, achieving average loan growth of 4.7% and average deposit growth of 4.1% in its geographic footprint of northern Indiana and in central Indiana in the Indianapolis market. The Company had 54 branches as of December 31, 2024. The Company’s net interest income remained stable during the year, declining by less than 1%. However, net interest margin declined from 3.31% in 2023 to 3.18% in 2024. The combined effects of the 2022-2023 monetary policy tightening cycle, increased market competition for deposits and a deposit mix shift from noninterest bearing demand accounts to interest bearing deposit products drove funding costs higher and net interest margin compression in 2023. The rise in deposit costs peaked in the second quarter of 2024 and began to decline in the second half of 2024 as the Federal Reserve Bank started to ease rates. An increase to noninterest income of 14.0% and a decrease in noninterest expense of 4.3% contributed positively to net income.
An increase in nonperforming loans of $40.7 million drove provision expense higher in 2024. Provision expense increased by $10.9 million, or 186.3%, primarily related to the downgrade of one commercial borrower to nonperforming status in the second quarter of 2024. The allowance coverage ratio increased to 1.68% from 1.46% at December 31, 2024 and 2023, respectively, primarily as a result of the elevated provision. Individually analyzed and watch list loans as a percentage of total loans increased to 4.13% at December 31, 2024 from 3.72% at December 31, 2023, remaining near the historic low of 3.42%.
Fee based lines of business including wealth advisory fees and brokerage fees anchored growth in adjusted core noninterest income, a non-GAAP financial measure that excludes the impact of certain non-routine operating events, increasing by 7.6% and 4.1%, respectively. The growth in adjusted core noninterest expense, a non-GAAP financial measure that excludes the impact of certain non-routine operating events, reflects the Company's continued investment in its people, technology, and physical infrastructure. The outlook for 2025 includes plans for continued organic balance sheet growth, disciplined credit philosophy with proactive management of loan portfolio challenges, continued investments in human and technological capital, a significant investment in the downtown Warsaw campus headquarters to establish the Lake City Bank Innovation and Technology Center, and continued expansion of our branch network with a new office scheduled to open in the Indianapolis market in 2025.

Selected income statement information for the years ended December 31, 2024, 2023 and 2022 is presented in the following table.

(dollars in thousands, except per share data)	2024	2023	2022
Income Statement Summary:
Net interest income (a)	$196,679	$197,035	$202,887
Provision for credit losses	16,750	5,850	9,375
Noninterest income (b)	56,844	49,858	41,862
Adjusted Core Noninterest Income (1)	46,848	43,558	41,862
Noninterest expense (c)	125,084	130,710	110,210
Adjusted Core Noninterest Expense (1)	120,547	114,049	110,210
Other Data:
Efficiency ratio (2)	49.34%	52.94%	45.03%
Adjusted Core Efficiency Ratio (1)	49.49	47.40	45.03
Dilutive EPS	$3.63	$3.65	$4.04
Total equity	683,911	649,793	568,887
Tangible capital ratio (3)	10.19%	9.91%	8.79%
Adjusted tangible capital ratio (4)	12.37	11.99	11.38
Net charge offs to average loans	0.05	0.13	0.10
Net interest margin	3.18	3.31	3.40
Noninterest income to total revenue	22.42	20.19	17.10
Pretax Pre-Provision Earnings (5)	$128,439	$116,183	$134,539
(1)Non-GAAP financial measure. Calculated by excluding the effects of the 2024 net gain on Visa shares, legal accrual, and additional wire fraud loss recovery and the 2023 wire fraud loss and related recoveries and adjustments to salary and benefits. Management believes this is an important measure that helps management and investors understand the Company’s core business performance for these periods. See reconciliation on the following pages.
(2)Noninterest expense (c)/(Net interest income (a) plus Noninterest income (b)).
(3)Non-GAAP financial measure. Calculated by subtracting intangible assets, net of deferred tax, from total assets and total equity. Management believes this is an important measure because it is useful for planning and forecasting purposes. See reconciliation on the following pages.
(4)Non-GAAP financial measure. Calculated by removing the fair market value adjustment impact of the available-for-sale investment securities portfolio included in accumulated other comprehensive income/loss ("AOCI") from tangible equity and tangible assets. Management believes this is an important measure because it provides better comparability to periods preceding the significant rise in prevailing interest rates. See reconciliation on the following pages.
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

	Year Ended
(dollars in thousands, except per share data)	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2022
Total Equity	$683,911	$649,793	$568,887
Less: Goodwill	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167
Tangible Common Equity	680,108	645,990	565,084
Market Value Adjustment in AOCI	165,932	154,460	188,154
Adjusted Tangible Common Equity	846,040	800,450	753,238

Assets	$6,678,374	$6,524,029	$6,432,371
Less: Goodwill	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167
Tangible Assets	6,674,571	6,520,226	6,428,568
Market Value Adjustment in AOCI	165,932	154,460	188,154
Adjusted Tangible Assets	6,840,503	6,674,686	6,616,722

Ending Common Shares Issued	25,689,730	25,614,585	25,536,026

Tangible Book Value Per Common Share	$26.47	$25.22	$22.13

Tangible Common Equity/Tangible Assets	10.19%	9.91%	8.79%
Adjusted Tangible Common Equity/Adjusted Tangible Assets	12.37	11.99	11.38

Net Interest Income	$196,679	$197,035	$202,887
Plus: Noninterest Income	56,844	49,858	41,862
Minus: Noninterest Expense	(125,084)	(130,710)	(110,210)
Pretax Pre-Provision Earnings	$128,439	$116,183	$134,539

The impact of the net gain on Visa shares, legal accrual, wire fraud loss and associated insurance and loss recoveries and adjustments to salaries and benefits is presented below. Management considers these measures of core financial performance to be meaningful to understanding the Company’s business performance for these periods.

	Year Ended
(dollars in thousands, except per share data)	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2022
Noninterest Income	$56,844	$49,858	$41,862
Less: Net (Gain) on Visa Shares	(8,996)	0	0
Less: Insurance and Loss Recoveries	(1,000)	(6,300)	0
Adjusted Core Noninterest Income	$46,848	$43,558	$41,862

Noninterest Expense	$125,084	$130,710	$110,210
Less: Legal Accrual	(4,537)	0	0
Less: Wire Fraud Loss	0	(18,058)	0
Plus: Salaries and Employee Benefits (1)	0	1,397	0
Adjusted Core Noninterest Expense	$120,547	$114,049	$110,210

Earnings Before Income Taxes	$111,689	$110,333	$125,164
Adjusted Core Impact:
Noninterest Income	(9,996)	(6,300)	0
Noninterest Expense	4,537	16,661	0
Total Adjusted Core Impact	(5,459)	10,361	0
Adjusted Earnings Before Income Taxes	106,230	120,694	125,164
Tax Effect	(16,853)	(19,119)	(21,347)
Core Operational Profitability (2)	$89,377	$101,575	$103,817

Diluted Earnings Per Share	$3.63	$3.65	$4.04
Impact of Wire Fraud Loss, Net of Recoveries	(0.16)	0.30	0.00
Core Operational Diluted Earnings Per Common Share	$3.47	$3.95	$4.04

Adjusted Core Efficiency Ratio	49.49%	47.40%	45.03%
(1)In 2023, long-term, incentive-based compensation accruals were reduced as a result of the wire fraud loss and associated insurance and loss recoveries.
(2)Core operational profitability was $4.1 million lower and $7.8 million higher than reported net income for the years ended December 31, 2024 and 2023, respectively.

Net Income
Net income was $93.5 million in 2024, a decrease of $289,000, versus net income of $93.8 million in 2023. The decrease in net income from 2023 to 2024 was driven by an increase in provision expense of $10.9 million, or 186.3%, an increase in income tax expense of $1.6 million, or 9.9%, and a decrease in net interest income of $356,000. Offsetting these items were an increase in noninterest income of $7.0 million, or 14.0%, and a decrease to noninterest expense of $5.6 million, or 4.3%. Pretax pre-provision earnings were $128.4 million for the year ended December 31, 2024, an increase of $12.3 million, or 10.5%, compared to $116.2 million for the year ended December 31, 2023.
The increase to noninterest income in 2024 was primarily driven by the net gains on the exchange and sale of Visa shares previously held at a cost basis of $0 since 2008. In the second quarter of 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock. The Company accepted the exchange offer and tendered its Visa Class B-1 common stock in exchange for a combination of Visa Class C and Visa Class B-2 common stock. After entering the exchange, the Company redeemed its Visa Class C common shares and sold its Visa Class B-2 shares in the secondary market. The Company recognized $9.0 million in net gains from these transactions. Other items contributing to the increase in noninterest income were a $1.0 million insurance recovery, a $1.4 million, or 15.3% increase, in wealth advisory fees, a $1.1 million, or 34.4% increase, in bank owned life insurance income, and a $370,000 increase in mortgage banking income. The decrease to noninterest expense in 2024 was driven by lower miscellaneous expenses for losses incurred in 2023 and was partially offset by a $4.5 million legal accrual recorded in the second quarter of 2024 related to resolution of a previously disclosed legal matter.
Net income was $93.8 million in 2023, a decrease of $10.1 million, or 9.7%, versus net income of $103.8 million in 2022. The decrease in net income from 2022 to 2023 was driven by an increase in noninterest expense of $20.5 million, or 18.6%, and a decrease in net interest income of $5.9 million, or 2.9%. Offsetting these decreases were an increase in noninterest income of $8.0 million, or 19.1%, and a decrease in the provision for credit losses of $3.5 million, or 37.6%.
Core operational profitability, a non-GAAP financial measure that excludes the impact of certain non-routine operating events, was $89.4 million for the year ended December 31, 2024, a decrease of 12.0%, or $12.2 million, compared to $101.6 million for the year ended December 31, 2023. Core operational diluted earnings per common share, a non-GAAP financial measure, were $3.47 for the year ended December 31, 2024, a decrease of 12.2% from $3.95 for the prior year.

Net Interest Income
The following table presents a three-year average balance sheet and, for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31, 2024, 2023 and 2022.
THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2024			2023			2022
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (1)(2)	$5,002,373	$335,639	6.71%	$4,755,341	$304,130	6.40%	$4,391,590	$202,004	4.60%
Tax exempt (2)	37,033	2,632	7.11	58,337	4,839	8.29	35,576	2,094	5.89
Investments: (2)
Securities	1,134,979	31,940	2.81	1,184,659	33,907	2.86	1,432,287	38,882	2.71
Short-term investments	2,789	132	4.73	2,425	109	4.49	2,266	30	1.32
Interest bearing deposits	151,324	7,499	4.96	113,463	5,594	4.93	261,444	2,184	0.84
Total earning assets	$6,328,498	$377,842	5.97%	$6,114,225	$348,579	5.70%	$6,123,163	$245,194	4.00%
Less: Allowance for credit losses	(78,186)			(72,222)			(67,717)
Nonearning Assets
Cash and due from banks	66,208			70,941			72,302
Premises and equipment	59,105			58,633			58,894
Other nonearning assets	287,093			293,403			240,937
Total assets	$6,662,718			$6,464,980			$6,427,579

Interest Bearing Liabilities
Savings deposits	$284,934	$184	0.06%	$347,009	$246	0.07%	$419,997	$327	0.08%
Interest bearing checking accounts	3,281,615	129,073	3.93	2,909,464	107,471	3.69	2,689,572	31,182	1.16
Time deposits:
In denominations under $100,000	217,667	7,623	3.50	202,904	5,106	2.52	185,215	1,289	0.70
In denominations over $100,000	794,003	35,879	4.52	669,545	24,968	3.73	579,797	3,483	0.60
Miscellaneous short-term borrowings	66,334	3,720	5.61	166,821	8,441	5.06	6,559	272	4.15
Long-term borrowings	0	0	0.00	0	0	0.00	32,055	127	0.40
Total interest bearing liabilities	$4,644,553	$176,479	3.80%	$4,295,743	$146,232	3.40%	$3,913,195	$36,680	0.94%

Noninterest Bearing Liabilities
Demand deposits	1,257,806			1,475,306			1,842,777
Other liabilities	98,272			105,264			75,120
Stockholders' Equity	662,087			588,667			596,487
Total liabilities and stockholders' equity	$6,662,718			$6,464,980			$6,427,579

Interest Margin Recap
Interest income/average earning assets		377,842	5.97%		348,579	5.70%		245,194	4.00%
Interest expense/average earning assets		176,479	2.79		146,232	2.39		36,680	0.60
Net interest income and margin		$201,363	3.18%		$202,347	3.31%		$208,514	3.40%

(1)Nonaccrual loans are included in the average balance of taxable loans.
(2)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility

Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $4.7 million, $5.3 million and $5.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

	2024 Over (Under) 2023 (1)			2023 Over (Under) 2022 (1)
	Attributable to		Total Change	Attributable to		Total Change
	Volume	Rate		Volume	Rate
Interest Income (2)
Loans:
Taxable	$16,198	$15,311	$31,509	$17,875	$84,251	$102,126
Tax exempt	(1,585)	(622)	(2,207)	1,674	1,071	2,745
Investments:
Securities	(1,405)	(562)	(1,967)	(7,000)	2,025	(4,975)
Short-term investments	17	6	23	2	77	79
Interest bearing deposits	1,876	29	1,905	(1,863)	5,273	3,410
Total interest income	15,101	14,162	29,263	10,688	92,697	103,385

Interest Expense
Savings deposits	(41)	(21)	(62)	(53)	(28)	(81)
Interest bearing checking accounts	14,338	7,264	21,602	2,750	73,539	76,289
Time deposits:
In denominations under $100,000	394	2,123	2,517	134	3,683	3,817
In denominations over $100,000	5,101	5,810	10,911	620	20,865	21,485
Miscellaneous short-term borrowings	(5,551)	830	(4,721)	8,096	73	8,169
Long-term borrowings and
subordinated debentures	0	0	0	(127)	0	(127)
Total interest expense	14,241	16,006	30,247	11,420	98,132	109,552
Net Interest Income (tax equivalent)	$860	$(1,844)	$(984)	$(732)	$(5,435)	$(6,167)
(1)The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2024, 2023 and 2022. The changes in net interest income are created by changes in interest rates and changes in the volumes of loans, investments, deposits and borrowings. In the table above, changes attributable to volume are computed using the change in volume from the prior year multiplied by the previous year’s rate, and changes attributable to rate are computed using the change in rate from the prior year multiplied by the previous year’s volume. The change in interest or expense due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Net interest income decreased by $356,000 to $196.7 million in 2024 compared to $197.0 million in 2023, primarily as a result of increased funding costs. Total interest expense increased $30.2 million, or 20.7%. Of this increase, deposit interest expense increased $35.0 million, or 25.4%, from increased rates paid for customer deposits and a shift in deposit mix from noninterest bearing deposits to interest bearing deposits. Funding costs for deposits increased 50 basis points to 2.96% during 2024, compared to 2.46% during 2023. Noninterest bearing deposits to total deposits were 22.0% at 2024 compared to 23.7% at 2023. Average noninterest bearing deposits decreased $217.5 million, or 14.7%, to $1.258 billion for 2024 as compared to $1.475 billion for 2023. Average interest bearing deposits increased $449.3 million, or 10.9%, to $4.578 billion for 2024 as compared, to $4.129 billion for 2023. Wholesale funding reliance remained low at 0.70% as of December 31, 2024 compared to 3.21% at December 31, 2023.
Investment securities interest income decreased $1.8 million, or 6.0%, and contributed to the decline in net interest income during 2024. The decrease in investment securities income was driven by a decrease in average securities balances of

$49.7 million, or 4.2%, during 2024 as a result of available-for-sale investment securities sales of $7.1 million, maturities, calls and paydowns of $59.7 million, and offset by purchases of securities of $27.5 million. Realized losses of $46,000 were recognized on the securities sales during 2024. The yield on average investment securities decreased 5 basis points to 2.81% for 2024, as compared to 2.86% for 2023. Investment securities cash flows were primarily used to fund loan growth during 2024.
An increase in loans interest income partially offset the negative impacts to net interest income, increasing $29.8 million, or 9.7%, to $337.8 million during 2024 compared to $308.0 million during 2023. The increase in average loans was driven by loan growth during the period as average loan balances increased $225.7 million, or 4.7%, from $4.814 billion during 2023 to $5.039 billion during 2024. Loan yields increased 29 basis points, or 4.6%, from 6.42% for 2023 to 6.71% for 2024 as a result of the higher rate environment and loan repricing opportunities.
Net interest margin decreased 13 basis points to 3.18% in 2024 versus 3.31% in 2023. Net interest margin decreased to 3.31% in 2023 from 3.40% in 2022. The decrease in net interest margin between the periods was primarily driven by the effects of the dramatic tightening of monetary policy by the Federal Reserve during 2022 and 2023. The rate increases quickly bolstered loan yields due to the asset sensitive nature of the balance sheet, which drove net interest margin expansion in 2022. Net interest margin contracted in 2023 and 2024 due to the lag in deposit repricing by the Company and a shift in deposit mix from noninterest bearing demand accounts to interest bearing deposit products, as customers became more rate sensitive during the increased rate environment.
The utilization of commercial and retail lines of credit increased to 41% at December 31, 2024, as compared to 39% at December 31, 2023, and down from 42% at December 31, 2022. Available lines of credit have decreased by $238.0 million to $4.548 billion at December 31, 2024, compared to $4.786 billion at December 31, 2023, or a 5.0% reduction. The increase in line usage is attributable to more normalized cash balances for our business customers as the elevated levels of commercial demand deposits have been utilized post-pandemic.
Provision for Credit Losses
The Company recorded a provision for credit losses of $16.8 million in 2024 compared to $5.9 million in 2023 and $9.4 million in 2022. Provision expense during 2024 was driven primarily by an increase in specific allocations from the downgrade of a $43.3 million credit to an industrial company in Northern Indiana. The relationship was placed on nonperforming status in conjunction with the downgrade, which occurred during the second quarter of 2024. The remainder of expense was driven by growth in the loan portfolio during the year. The Company’s allowance for credit losses as of December 31, 2024 was $86.0 million compared to $72.0 million as of December 31, 2023 and $72.6 million as of December 31, 2022. The allowance for credit losses represented 1.68% of total loans as of December 31, 2024, versus 1.46% at December 31, 2023 and 1.54% at December 31, 2022. Net charge offs of $2.8 million, or 0.05% of average loans, and $6.5 million, or 0.13% of average loans, were recorded in 2024 and 2023, respectively. Net charge offs for 2023 resulted primarily from the deterioration of a single commercial credit. Management believes the charge off related to this credit was an isolated instance as a result of negative impacts caused by unique circumstances from the pandemic and are not reflective of deteriorating trends in the loan portfolio. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions including the impact of the increased interest rate environment, inflation levels, and other factors that may influence the assessment of the collectability of loans.

Noninterest Income
The following table presents changes in the components of noninterest income for the years ended December 31, 2024, 2023 and 2022.

				% Change From Prior Year
(dollars in thousands)	2024	2023	2022	2024	2023
Wealth advisory fees	$10,469	$9,080	$8,636	15.3%	5.1%
Investment brokerage fees	1,894	1,815	2,318	4.4	(21.7)
Service charges on deposit accounts	11,157	10,773	11,595	3.6	(7.1)
Loan and service fees	11,832	11,750	12,214	0.7	(3.8)
Merchant and interchange fee income	3,542	3,651	3,560	(3.0)	2.6
Bank owned life insurance income	4,210	3,133	432	34.4	625.2
Interest rate swap fee income	0	794	579	(100.0)	37.1
Mortgage banking income (loss)	116	(254)	633	145.7	(140.1)
Net securities gains (losses)	(46)	(25)	21	(84.0)	(219.0)
Net gain on Visa Shares	8,996	0	0	100.0	0.0
Other income	4,674	9,141	1,874	(48.9)	387.8
Total noninterest income	$56,844	$49,858	$41,862	14.0%	19.1%
Noninterest income to total revenue	22.4%	20.2%	17.1%
Noninterest income increased by $7.0 million, or 14.0%, to $56.8 million for the year ended December 31, 2024, compared to $49.9 million for the prior year. The increase in noninterest income for the year ended December 31, 2024 was primarily driven by the net gain on sale of Visa shares of $9.0 million. Contributing further to the increase in noninterest income was an increase to wealth and advisory fees of $1.4 million, or 15.3%, driven by growth in customers and favorable market performance. Bank owned life insurance income increased $1.1 million, or 34.4%, due to favorable market performance of the Company's variable bank owned life insurance policies. Offsetting these increases was a $4.5 million, or 48.9%, decrease to other income. Other income was elevated during the year ended December 31, 2023 from insurance and loss recoveries of $6.3 million that were related to the 2023 wire fraud loss. Offsetting the impact of these recoveries was increased investment income from the Company's limited partnership investments and the receipt of an additional $1.0 million in insurance recoveries. Adjusted core noninterest income was $46.8 million for the year ended December 31, 2024, an increase of $3.3 million, or 7.6%, compared to $43.6 million for year ended December 31, 2023.
Noninterest income was $49.9 million in 2023 versus $41.9 million in 2022, an increase of $8.0 million, or 19.1%. Adjusted core noninterest income was $43.6 million in 2023, an increase of $1.7 million, or 4.1% compared to 2022. Wealth advisory fees increased by 5.1%, or $444,000, during 2023, from $8.6 million to $9.1 million reflecting continued growth in the business and improving equity market valuations. Service charges on deposit accounts decreased by 7.1%, or $822,000, during 2023 from $11.6 million to $10.8 million due primarily to an increase to earnings allowances on business checking accounts and reduced overdraft and other deposit fees. Loan and service fees declined by 3.8%, or $464,000, during 2023 primarily due to a decline in interchange revenue due to reduced volume and spend per debit card as compared to higher trends during the pandemic. Merchant fee income improved by 2.6%, or $91,000, during 2023.

Noninterest Expense
The following table presents changes in the components of noninterest expense for the years ended December 31, 2024, 2023 and 2022.

				% Change From Prior Year
(dollars in thousands)	2024	2023	2022	2024	2023
Salaries and employee benefits	$66,728	$59,147	$58,530	12.8%	1.1%
Net occupancy expense	6,865	6,360	6,287	7.9	1.2
Equipment costs	5,612	5,632	5,763	(0.4)	(2.3)
Data processing fees and supplies	15,161	14,003	12,826	8.3	9.2
Corporate and business development	4,965	4,807	5,198	3.3	(7.5)
FDIC insurance and other regulatory fees	3,465	3,363	1,999	3.0	68.2
Professional fees	8,950	8,583	6,483	4.3	32.4
Wire fraud loss	0	18,058	0	(100.0)	100.0
Other expense	13,338	10,757	13,124	24.0	(18.0)
Total noninterest expense	$125,084	$130,710	$110,210	(4.3)%	18.6%
Noninterest expense decreased by $5.6 million, or 4.3%, from $130.7 million to $125.1 million for the year ended December 31, 2023 and 2024, respectively. Noninterest expense during 2023 was elevated as compared to 2024 due to the wire fraud loss, which added a net $16.7 million to noninterest expense. Offsetting this impact on noninterest expense was a $7.6 million, or 12.8%, increase in salaries and employees benefits during 2024. The increase to salaries and benefits expense resulted primarily from increases to salaries and wages of $3.2 million, performance-based incentive compensation of $2.3 million, health insurance expense of $918,000, and variable deferred compensation of $950,000, which relates to the Company's variable bank owned life insurance. Other expense increased $2.6 million, or 24.0%, primarily due to an accrued legal accrual expense of $4.5 million. Data processing fees and supplies increased by $1.2 million, or 8.3%, from the continued investment in customer-facing and operational technology solutions. Adjusted core noninterest expense was $120.5 million for the year ended December 31, 2024, an increase of $6.5 million, or 5.7%, compared to $114.0 million for the year ended December 31, 2023.
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
Income Taxes
The Company recognized income tax expense in 2024 of $18.2 million, compared to $16.6 million in 2023 and $21.3 million in 2022. The effective tax rate was 16.3% in 2024, compared to 15.0% in 2023 and 17.1% in 2022. The effective tax rate increased due to the adoption of ASU 2023-02, which changed how the Company's investment in low-income housing tax credit structures are accounted for by moving the investment write-down impact from operating revenues to income tax expense within the consolidated statements of income, as well as a reduction in the tax benefit recognized from stock-based compensation vesting of shares for plan participants. For a detailed analysis of the Company’s income taxes see "Note 12 – Income Taxes".

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company. The following table provides certain of those disclosures.

	Year ended December 31,
	2024	2023	2022
Return on average assets	1.40%	1.45%	1.62%
Return on average equity	14.12	15.93	17.40
Average equity to average assets	9.94	9.11	9.28
Dividend payout ratio	52.89	50.41	39.60
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
FINANCIAL CONDITION
Overview
Total assets of the Company were $6.678 billion as of December 31, 2024, an increase of $154.3 million, or 2.4%, when compared to $6.524 billion as of December 31, 2023. Total loans outstanding increased by $201.4 million, or 4.1%, to $5.118 billion at December 31, 2024, from $4.917 billion at December 31, 2023. Total deposits increased $180.4 million, or 3.2%, from $5.721 billion at December 31, 2023, to $5.901 billion at December 31, 2024, driven by increased public funds deposits due to the addition of new customers and offset by net brokered and retail outflows.
Total cash and equivalents increased $16.4 million, to $168.2 million at December 31, 2024, from $151.8 million at December 31, 2023. Total investment securities decreased by $58.7 million, to $1.123 billion at December 31, 2024, from $1.182 billion at December 31, 2023. The decrease was attributable to a decrease in available-for-sale securities, which decreased by $60.3 million, primarily as a result of calls and paydowns of $59.7 million, a decline in fair market valuations of $16.5 million, and investment securities sales of $7.1 million, and offset by purchases of $27.5 million. Losses of $46,000 were realized from the sale of available-for-sale securities in 2024. The Company was not in a borrowed position at December 31, 2024, compared to borrowings of $50.0 million at December 31, 2023, as a result of the liquidity provided by increased deposits at period end.

Uses of Funds
Investment Portfolio
At year end 2024, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See "Note 2 – Securities" for more information on these investments.
Purchases of securities available-for-sale totaled $27.5 million in 2024, $7.2 million in 2023 and $315.3 million in 2022. Growth of the investment portfolio during 2022 served to provide an earning asset alternative for excess balance sheet liquidity stemming from increased levels of liquidity provided by government stimulus programs in response to the COVID-19 pandemic. Prior to the Federal Reserve monetary tightening cycle starting in March of 2022, the Company deployed $250.0 million of excess liquidity to the investment securities portfolio during 2022 to preserve net interest margin. Investment securities represented 16.8% of total assets on December 31, 2024 compared to 18.1% on December 31, 2023 and 20.4% on December 31, 2022. Management expects the investment securities portfolio as a percentage of assets to decrease over time and return to historical levels of approximately 12%-14% during 2014 to 2020 as the proceeds from paydowns and maturities of these investment securities provide liquidity to fund future loan growth as the balance sheet continues to grow.
Securities sales totaled $7.1 million in 2024, $105.2 million in 2023 and $25.3 million in 2022. Paydowns from prepayments and scheduled payments of $59.0 million, $56.2 million and $98.8 million were received in 2024, 2023 and 2022, and the amortization of premiums, net of the accretion of discounts, was $4.8 million, $4.9 million and $6.3 million, respectively. Maturities and calls of securities totaled $695,000, $13.6 million and $9.3 million in 2024, 2023 and 2022, respectively. No provision for allowance for credit loss was recorded in connection with the investment securities portfolio in 2024, 2023 or 2022. The investment portfolio is managed to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level. The longer duration of the investment security portfolio serves to balance the shorter duration of the loan portfolio.
On April 1, 2022, the Company elected to transfer $151.4 million in net book value of municipal bonds from the available-for-sale securities portfolio to held-to-maturity as an overall balance sheet management strategy. The fair value of these securities transferred was $127.0 million at the time of transfer, and the unrealized loss on securities transferred from available-for-sale to held-to-maturity was $19.0 million at December 31, 2024 and will be amortized over the remaining life of the underlying security as an adjustment to yield on those securities.
The weighted average yields and maturity distribution for the securities portfolio at December 31, 2024, were as follows:

	Within One Year		After One Within Five Years		After Five Years Within Ten years		After Ten Years
(fully tax equivalent basis, dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
U.S. government sponsor agency	$0	0.00%	$4,445	1.00%	$0	0.00%	$104,990	1.58%
Mortgage-backed securities: residential	0	0.00	17,621	2.39	28,010	2.51	376,778	2.22
State and municipal securities	438	2.75	3,333	3.93	61,389	2.83	507,529	3.04
Total Securities	$438	2.75%	$25,399	2.35%	$89,399	2.73%	$989,297	2.57%
The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.
Real Estate Mortgage Loans Held-For-Sale
Real estate mortgages held-for-sale increased by $542,000 to $1.7 million at December 31, 2024 from $1.2 million at December 31, 2023 as a result of fluctuations in secondary market sales activity. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the quantity and timing of loan sales into the secondary market. The Company generally sells almost all of the conforming mortgage loans it originates in the secondary market. Proceeds from sales totaled $20.8 million in 2024, $8.0 million in 2023 and $36.5 million in 2022.

Loan Portfolio
The loan portfolio by class as of December 31, 2024, 2023 and 2022 was as follows:

(dollars in thousands)	2024	2023	2022
Commercial and industrial loans:
Working capital lines of credit loans	$649,609	$604,893	$650,948
Non-working capital loans	801,256	815,871	842,101
Total commercial and industrial loans	1,450,865	1,420,764	1,493,049
Commercial real estate and multi-family residential loans:
Construction and land development loans	567,781	634,435	517,664
Owner occupied loans	807,090	825,464	758,091
Nonowner occupied loans	872,671	724,101	706,107
Multi-family loans	344,978	253,534	197,232
Total commercial real estate and multi-family residential loans	2,592,520	2,437,534	2,179,094
Agri-business and agricultural loans:
Loans secured by farmland	156,609	162,890	201,200
Loans for agricultural production	230,787	225,874	230,888
Total agri-business and agricultural loans	387,396	388,764	432,088
Other commercial loans	95,584	120,726	113,593
Total commercial loans	4,526,365	4,367,788	4,217,824
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	259,286	258,103	212,742
Open end and junior lien loans	214,125	189,663	175,575
Residential construction and land development loans	16,818	8,421	19,249
Total consumer 1-4 family mortgage loans	490,229	456,187	407,566
Other consumer loans	104,041	96,022	88,075
Total consumer loans	594,270	552,209	495,641
Gross loans	5,120,635	4,919,997	4,713,465
Less: Allowance for credit losses	(85,960)	(71,972)	(72,606)
Net deferred loan fees	(2,687)	(3,463)	(3,069)
Loans, net	$5,031,988	$4,844,562	$4,637,790
The ratio of loans to total loans by portfolio segment as of December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022

Commercial and industrial loans	28.33%	28.89%	31.68%
Commercial real estate and multi-family residential loans	50.63	49.54	46.23
Agri-business and agricultural loans	7.57	7.90	9.17
Other commercial loans	1.87	2.45	2.41
Consumer 1-4 family mortgage loans	9.57	9.27	8.64
Other consumer loans	2.03	1.95	1.87
Total Loans	100.00%	100.00%	100.00%

The mix of the Company's loan portfolio consists primarily of commercial loans, and the Bank's lending focus is on the commercial sector of the Lake City Bank footprint. Owner occupied commercial real estate loans represent in many instances the buildings and factories of our commercial and industrial borrowers. Commercial and industrial loans together with owner occupied commercial real estate loans represented 44.1% and 45.7% of total loans as of December 31, 2024 and 2023, respectively. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $101.7 million for this sector represented 2.0% of total loans at December 31, 2024. Loans to the agriculture and agri-business sector of our Indiana footprint represent a significant loan segment of the overall loan portfolio. This loan segment is well diversified with loans to corn, soybean, poultry, dairy, swine, beef and egg growers.
The residential construction and land development loans class included construction loans totaling $7.6 million and $1.0 million as of December 31, 2024 and 2023. Increases in consumer loans during 2024 resulted from an increased focus on indirect lending to consumers and adjustable rate mortgages. The Bank generally sells conforming mortgage loans, which it originates locally, into the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.
Repricing opportunities of the loan portfolio occur either according to predetermined float rate indices, adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2024:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Total	Percent
Within one year	$624,284	$853,489	$139,023	$22,566	$18,688	$23,446	$1,681,496	32.84%
After one year, within five years	571,969	1,161,573	113,033	33,398	63,697	36,239	1,979,909	38.66
Over five years	201,760	575,683	135,269	39,620	406,401	44,080	1,402,813	27.40
Nonaccrual loans	52,852	1,775	71	0	1,443	276	56,417	1.10
Total loans	$1,450,865	$2,592,520	$387,396	$95,584	$490,229	$104,041	$5,120,635	100.00%
At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.
Based upon the table above, all loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2024 amounted to $2.178 billion and $1.205 billion, respectively.
Bank Owned Life Insurance
Bank owned life insurance increased by $4.2 million to $113.3 million at December 31, 2024 and by $707,000 to $109.1 million at December 31, 2023 from $108.4 million at December 31, 2022. The increases during 2023 and 2024 were primarily due to income from traditional policies and from improved market performance of the Bank's variable bank owned life insurance policies, which track with the performance of the equity markets. Bank owned life insurance investment income is used as an offset to the cost of life insurance purchased by the Bank as a benefit for bank officers.

Sources of Funds
The average daily deposits and borrowings together with the average rates paid on those deposits and borrowings for the years ended December 31, 2024, 2023 and 2022 are summarized in the following table:

	2024		2023		2022		% Balance Change From Prior Year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2024	2023
Noninterest bearing demand deposits	$1,257,806	0.00%	$1,475,306	0.00%	$1,842,777	0.00%	(14.7)%	(19.9)%
Savings and transaction accounts:
Savings deposits	284,934	0.06	347,009	0.07	419,997	0.08	(17.9)	(17.4)
Interest bearing demand deposits	3,281,615	3.93	2,909,464	3.69	2,689,572	1.16	12.8	8.2
Time deposits:
Deposits of $100,000 or more	794,003	4.52	669,545	3.73	579,797	0.60	18.6	15.5
Other time deposits	217,667	3.50	202,904	2.52	185,215	0.70	7.3	9.6
Total deposits	5,836,025	2.96	5,604,228	2.46	5,717,358	0.63	4.1	(2.0)
FHLB advances and other borrowings	66,334	5.61	166,821	5.06	38,614	1.03	(60.2)	332.0
Total funding sources	$5,902,359	2.99%	$5,771,049	2.53%	$5,755,972	0.64%	2.3%	0.3%
Time deposits as of December 31, 2024 will mature as follows:

(dollars in thousands)	$100,000 or more	$100,000 or less	Total	% of Total
Within three months	$201,959	$79,439	$281,398	32.9%
Over three months, within six months	206,961	63,445	270,406	31.5
Over six months, within twelve months	137,242	31,048	168,290	19.7
Over twelve months	96,615	39,167	135,782	15.9
Total time certificates of deposit	$642,777	$213,099	$855,876	100.0%
Deposits
Deposits by portfolio segment for December 31, 2024, 2023 and 2022 are presented below:

(dollars in thousands)	December 31, 2024		December 31, 2023		December 31, 2022
Commercial	$2,269,049	38.4%	$2,227,147	38.9%	$2,085,934	38.2%
Retail	1,780,726	30.2	1,794,958	31.4	1,934,787	35.4
Public fund	1,809,631	30.7	1,563,015	27.3	1,429,872	26.1
Core deposits	5,859,406	99.3	5,585,120	97.6	5,450,593	99.7
Brokered deposits	41,560	0.7	135,405	2.4	10,027	0.3
Total	$5,900,966	100.0%	$5,720,525	100.0%	$5,460,620	100.0%
Total deposits increased by $180.4 million, or 3.2%, to $5.901 billion, at December 31, 2024 compared to $5.721 billion at December 31, 2023. The increase in deposits was attributable to increases in commercial and public fund deposits. Commercial deposits increased $41.9 million, or 1.9% and represented 38.4% and 38.9% of total deposits at December 31, 2024 and 2023, respectively. Public fund deposits increased $246.6 million, or 15.8% and represented 30.7% and 27.3% of total deposits at December 31, 2024 and 2023, respectively. Additionally, brokered deposits decreased $93.8 million, and represented 0.7% and 2.4% of total deposits at December 31, 2024 and 2023, respectively. Retail deposits decreased $14.2 million, or 0.8%, and represented 30.2% and 31.4% of deposits at December 31, 2024 and 2023, respectively. The growth in public funds was positively impacted by the addition of new public funds customers in the Lake City Bank footprint, which included the addition of their operating accounts.
Total deposits increased by $259.9 million, or 4.8%, to $5.721 billion, at December 31, 2023 compared to $5.461 billion December 31, 2022. The increase in deposits was attributable to increases in commercial and public fund deposits. Commercial deposits increased $141.2 million, or 6.8% and represented 38.9% and 38.2% of total deposits at December 31,

2023 and 2022, respectively. Public fund deposits increased by $133.1 million, or 9.3% and represented 27.3% and 26.1% of total deposits at December 31, 2023 and 2022, respectively. Additionally, brokered deposits increased $125.4 million and represented 2.4% and 0.3% of total deposits at December 31, 2023 and 2022, respectively. Retail deposits decreased $139.8 million, or 7.2% and represented 31.4% and 35.4% of total deposits at December 31, 2023 and 2022, respectively.

As previously noted, 30.7% of the Company’s deposit base is attributable to public fund entities which consist primarily of customers in the Company’s geographic footprint. A majority of public fund balances represent customers with operating accounts at the Bank. The public fund segment is a stable source of deposit funding and a focus in the treasury management area due to their business needs. A shift in funding away from public fund deposits could require the Company to execute alternative funding plans under the Contingency Funding Plan discussed in further detail under "Liquidity Risk".
FHLB Advances and Other Borrowings
During 2024, average total short-term borrowings decreased by $100.5 million to $66.3 million. Ending balances of short-term and miscellaneous borrowings decreased to zero at December 31, 2024 compared to $50.0 million at December 31, 2023. There were no long-term borrowings outstanding during 2024 and 2023.
During 2023, average total short-term borrowings increased by $160.3 million to $166.8 million. Ending balances of short-term and miscellaneous borrowings decreased to $50.0 million at December 31, 2023 compared to $297.0 million at December 31, 2022. Average total long-term borrowings decreased by $32.1 million to zero, as no long-term FHLB advances were outstanding during 2023.
Capital
The Company believes that a strong, appropriately managed capital position is critical to support continued growth of loans and earnings. Capital is used primarily to fund continued organic loan growth and to support dividends to shareholders. The Company had a total risk-based capital ratio of 15.90%, a Tier I risk-based capital ratio of 14.64% and a common Tier 1 risk-based capital ratio of 14.64% as of December 31, 2024. These ratios met or exceeded the Federal Reserve Bank’s "well-capitalized" minimums of 10.0%, 8.0% and 6.5%, respectively. The Company also had a Tier 1 leverage ratio of 12.15% and a tangible equity ratio of 10.19%. When excluding the impact of accumulated other comprehensive income (loss) on tangible common equity, the Company's adjusted tangible common equity to adjusted tangible assets was 12.37%. See "Note 15 – Capital Requirements and Restrictions on Retained Earnings" for more information.
The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 5.3% to $683.9 million as of December 31, 2024 from $649.8 million as of December 31, 2023. The Company earned $93.5 million in 2024 and $93.8 million in 2023. The Company declared cash dividends of $1.92 per share in 2024, which decreased equity by $49.3 million. The Company declared cash dividends of $1.84 per share in 2023, which decreased equity by $47.1 million. Total stockholder's equity has been impacted by declines in the market value of the Company's available-for-sale investment securities portfolio. The market value decline, resulting from higher interest rate environment, has generated unrealized losses in the available-for-sale portfolio. Unrealized losses from the available-for-sale investment securities portfolio are recorded, net of tax, in accumulated other comprehensive income (loss) in the statement of stockholders' equity. Changes in the fair value of securities and net defined pension plan gains negatively impacted equity by $11.3 million in 2024 compared to an increase of $33.7 million in 2023. The impact to equity due to other comprehensive income (loss) is not included in regulatory capital.
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

Investment Portfolio
The Company’s investment portfolio consists of government or government-sponsored entity securities and municipal bonds subject to an investment security policy that is approved annually by the board of directors. As of December 31, 2024, the Company’s investment in U.S government sponsored mortgage-backed securities represented approximately 38% of total investment securities fair value consisting of mortgage bonds issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company in 2024 were within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. As of December 31, 2024, all mortgage-backed securities were performing in a manner consistent with management’s expectations at time of purchase. Municipal securities represented 52% of total investment securities fair value as of December 31, 2024 and were rated investment grade at the time of purchase and continue to be rated investment grade. The Company uses analytics provided by its third party portfolio advisor to evaluate and monitor credit risk for all investments on a quarterly basis. Based upon these analytics as of December 31, 2024, the securities in the combined available-for-sale and held-to-maturity portfolios had an effective duration of approximately 5.96 years. The analysis indicated a negative 7.6% change in market value in the event of a 100 basis point upward, instantaneous rate shock and a positive 7.8% change in market value in the event of a 100 basis point downward, instantaneous rate shock.
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
There were no loan concentrations within industries that exceeded ten percent of total loans, except commercial real estate. Commercial real estate was $2.593 billion, or 50.6%, of total loans at December 31, 2024. The owner occupied commercial real estate portfolio generally represents the financing of factories and operational facilities for the Bank's commercial and industrial borrowers. The Company’s in-house lending limit is $40.0 million. Manufacturing loans are included in the commercial and industrial loans total and are well diversified by industry. Agri-business and agricultural loans represented 7.6% of total loans as of December 31, 2024 and are not concentrated to any agricultural sector. Substantially all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its geographic market areas and to diverse industries. When segmenting the Bank's loan portfolio as of December 31, 2024, the largest segments are multifamily housing, agriculture, industrial commercial real estate and the recreational vehicle industry which represented 13.1%, 8.7%, 4.9% and 4.2% of total loans, respectively.

The following is a summary of nonperforming loans on an amortized cost basis as of December 31, 2024 and 2023.

(dollars in thousands)	2024	2023
Amount of loans outstanding, net of deferred fees, December 31,	$5,117,948	$4,916,534

Commercial and industrial loans
Past due accruing loans (90 days or more)	3	0
Nonaccrual loans	52,857	11,395
Subtotal nonperforming loans	52,860	11,395
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans	1,775	3,247
Subtotal nonperforming loans	1,775	3,247
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans	71	100
Subtotal nonperforming loans	71	100
Other commercial loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans	0	0
Subtotal nonperforming loans	0	0
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	26	27
Nonaccrual loans	1,439	831
Subtotal nonperforming loans	1,465	858
Other consumer loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans	275	112
Subtotal nonperforming loans	275	112
Total nonperforming loans	$56,446	$15,712

Ratio:
Nonperforming loans to total loans	1.10%	0.32%

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments, other real estate owned and repossessions, the total of which amounted to $56.9 million and $16.1 million at December 31, 2024 and 2023, respectively. Nonperforming loans increased to 1.1% of total loans at December 31, 2024 compared to 0.3% at December 31, 2023. Nonperforming loans increased by $40.7 million during 2024, due primarily to the downgrade of a $43.3 million credit to an industrial company in Northern Indiana that occurred during the second quarter of 2024. Management remains vigilant in overseeing this credit exposure and is proactively working with the borrower.
Loans for which the borrower appears to be unable or unwilling to repay its debt in full or on time, and the collateral is insufficient to cover all principal and accrued interest, will be reclassified as nonperforming to the extent they are unsecured, on or before the date when the loan becomes 90 days delinquent, with the exception of small dollar other consumer loans which are not placed on nonaccrual status since these loans are typically charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued, all unpaid accrued interest is reversed and interest income is subsequently recorded only to the extent cash payments are received. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured.

A loan is individually analyzed when full payment under the original loan terms is not expected or when the amount collected is expected to differ materially from the estimate that would be arrived at under the pooled method. Reserves are evaluated in total for smaller-balance loans of similar nature not in nonaccrual status such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans including material modifications made to borrowers experiencing financial difficulty. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flow or at the fair value of collateral if repayment is expected solely from the collateral.
Total nonperforming loans were $56.4 million, or 1.1% of total loans, at December 31, 2024 versus $15.7 million, or 0.3% of total loans, at December 31, 2023. There were 43 relationships totaling $78.6 million classified as individually analyzed as of December 31, 2024 versus 33 relationships totaling $16.1 million at the end of 2023. The increase in individually analyzed loans during 2024 resulted primarily from the downgrade of two large commercial relationships to individually analyzed status for the year ended December 31, 2024.
Loans renegotiated as modifications to borrowers experiencing financial difficulty are those loans for which the Company modifies the terms of loans for borrowers experiencing financial distress by providing the following forms of relief: forgiveness of loan principal, extension of repayment terms, reduction of interest rate or an other than insignificant payment delay. For the year ended December 31, 2024, no loan modifications were made to borrowers experiencing financial difficulty. For the year ended December 31, 2023, loans to three financially distressed commercial borrowers with balances totaling $4.4 million at December 31, 2023 received such modifications.

The following is a summary of the credit loss experience for the years ended December 31, 2024, 2023 and 2022.

(dollars in thousands)	2024	2023	2022
Amount of loans outstanding, net of deferred fees, December 31,	$5,117,948	$4,916,534	$4,710,396
Average daily loans outstanding during the year ended December 31,	$5,039,406	$4,813,678	$4,427,166
Allowance for credit losses, January 1,	$71,972	$72,606	$67,773

Loans charged-off:
Commercial and industrial loans	1,615	6,341	4,022
Commercial real estate and multi-family residential loans	840	0	597
Agri-business and agricultural loans	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans	94	163	42
Other consumer loans	919	828	473
Total loans charged-off	3,468	7,332	5,134
Recoveries of loans previously charged-off:
Commercial and industrial loans	177	180	71
Commercial real estate and multi-family residential loans	106	322	277
Agri-business and agricultural loans	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans	53	38	52
Other consumer loans	370	308	192
Total recoveries	706	848	592
Net loans charged-off	2,762	6,484	4,542
Provision for credit loss charged to expense	16,750	5,850	9,375
Balance, December 31,	$85,960	$71,972	$72,606

Ratios:
Net charge offs (recoveries) to average daily loans outstanding:
Commercial and industrial loans	0.03%	0.13%	0.09%
Commercial real estate and multi-family residential loans	0.01	(0.01)	0.01
Agri-business and agricultural loans	0.00	0.00	0.00
Other commercial loans	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	0.00	0.00	0.00
Other consumer loans	0.01	0.01	0.00
Total ratio of net charge offs (recoveries)	0.05%	0.13%	0.10%

Allowance for credit losses on loans to:
Total loans	1.68%	1.46%	1.54%
Ratio of allowance for credit losses to nonperforming loans	152.25%	458.01%	424.91%

The following is a summary of the allocation for credit losses as of December 31, 2024 and 2023.

(dollars in thousands)	2024	2023
Allocated allowance for credit losses:
Commercial and industrial loans	$45,539	$30,338
Commercial real estate and multi-family residential loans	30,865	31,335
Agri-business and agricultural loans	3,541	4,150
Other commercial loans	743	1,129
Consumer 1-4 family mortgage loans	3,358	3,474
Other consumer loans	1,531	1,174
Total allocated allowance for credit losses	85,577	71,600
Unallocated allowance for credit losses	383	372
Total allowance for credit losses	$85,960	$71,972
At December 31, 2024, the allowance for credit losses was 1.68% of total loans outstanding, versus 1.46% of total loans outstanding at December 31, 2023. Management believes the allowance for credit losses is at a level commensurate with the overall risk exposure of the loan portfolio. The process of identifying expected credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover expected credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the credit loss reserve includes the considerations below.
Loans are charged against the allowance for credit losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate for expected credit losses relating to specifically identified loans based on an evaluation of the loans by management, as well as other expected credit losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current and forecasted economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of qualitative and environmental allowance is determined after considering the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality, changes in collateral strength and current economic conditions that may affect the borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans: Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s practice is to establish a specific allowance for credit losses for any assets where management has identified conditions or circumstances that indicate an asset is nonperforming. If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specific allocations for credit losses in the amount of 100% of the portion of the asset classified loss or charge off such amount.
At December 31, 2024, on the basis of management’s review of the loan portfolio, the Company had 81 credits totaling $211.1 million on the classified loan list, which includes Special Mention credits, versus 68 credits totaling $183.1 million on December 31, 2023. These amounts represent outstanding balances, excluding deferred fees and costs. While the increase in classified loans during 2024 could raise concerns regarding the deterioration of credit in the Company's Indiana footprint, it has not translated to broader loan quality issues in the portfolio as net charges offs for the year and watch list loans as a percentage of total loans remained near historic lows. The Company remains cautiously optimistic in regards to the credit quality of the loan portfolio given stable economic conditions within the Company's operating footprint and will continue to actively manage loan portfolio challenges. As of December 31, 2024, the Company had $123.6 million of assets classified as Special Mention, $44.0 million classified as Substandard, $43.5 million classified as Doubtful and $0 classified as Loss as compared to $143.6 million, $39.4 million, $0 and $0, respectively, at December 31, 2023. The balances reported in "Note 4 – Allowance for Credit Losses and Credit Quality" include deferred fees and costs.
Included in the classified loan amounts above were loans receiving modifications due to financial difficulty experienced by the borrower. No borrowers in financial distress received a modification for the year ended December 31, 2024. For the year ended December 31, 2023, loans to three commercial borrowers totaling $4.4 million with total allocations of $2.3 million received such modifications.

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
The allowance for credit losses increased $14.0 million, or 19.4%, from $72.0 million at December 31, 2023 to $86.0 million at December 31, 2024 due primarily to provision expense of $16.8 million and offset by net charge offs of $2.8 million during 2024. Pooled loan allocations decreased $5.4 million from $63.8 million at December 31, 2023 to $58.4 million at December 31, 2024. The unallocated component of the allowance for credit losses was $383,000 at December 31, 2024, which increased nominally from $372,000 reported at December 31, 2023. The unallocated component of the allowance for credit losses incorporates the Company’s judgmental determination of expected losses that may not be fully reflected in other allocations.
The Company has experienced organic growth in total loans over the last several years with an increase in gross loans of $201.4 million, or 4.1%, from December 31, 2023 to December 31, 2024. This growth is largely concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining credit loss allocations. Management believes that it is prudent to continue to provide for credit losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.
Watch list loans increased $28.1 million, or 15.3%, to $211.1 million as of December 31, 2024, compared to $183.1 million at December 31, 2023. Watch list loans represented 4.1% of total loans at December 31, 2024 compared to 3.7% at December 31, 2023. The increase in watch list loans resulted primarily from additions to the watch list from downgraded credits of approximately $107.8 million and offset by removals from upgrades and pay offs of approximately $77.6 million in addition to pay downs or charge offs of other watch list credits. The Company's continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative posture in loan work-out situations.
Liquidity Risk
Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. Liquidity is monitored and closely managed by the ALCO Committee.
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. The cash flow from the securities portfolio is expected to provide approximately $104.2 million of potential contingent funding in 2025.
The Bank had total available sources of liquidity totaling $3.681 billion at December 31, 2024 compared to $3.407 billion at December 31, 2023. The Company has approval of $3.723 billion in secondary funding sources available as of December 31, 2024, of which $41.6 million was utilized. The Company had $395.0 million of availability in federal funds lines with thirteen correspondent banks, of which none was drawn on as of December 31, 2024. The Company has board of directors approval to borrow up to $800.0 million at the FHLB, but given the Company’s current collateral structure and outstanding borrowings as of December 31, 2024, the Company could have only borrowed up to $555.9 million under this authority. The Company has additional collateral that could be pledged to the FHLB of $179.6 million as of December 31, 2024 to generate additional liquidity. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $1.364 billion given its current collateral structure at the Federal Reserve Bank discount window program and the terms of that facility at December 31, 2024, with no balances outstanding at December 31, 2024. The Federal Reserve Bank's Bank Term Funding Program ("BTFP") expired in March 2024, and any previously pledged collateral to this program was released. The Company also has established relationships in the brokered time deposit and brokered money market sectors, as well as the IntraFi Network CDARS One-Way Buy and Insured Cash Sweep One-Way Buy programs, to access these funds when desired with settlement of funds in one to two weeks’ time. The Bank is also a member of the American Financial Exchange ("AFX") where overnight fed funds purchased can be obtained from other banks on the exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an "offer" out to sell that day. As of December 31, 2024, the total amount approved for the Bank via AFX banks was $304.0 million and none was outstanding at year end.
The Company had 90% of its securities, based upon fair market value, in the available-for-sale portfolio at December 31, 2024, allowing the Company extensive flexibility to sell securities to meet funding demands. The remaining portion of investments securities were designated as held-to-maturity. Management believes the majority of the securities in investment portfolio are of high quality and marketable. Approximately 48% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. At December 31, 2024, 96% of municipal securities owned by the Company were AAA or AA rated with a diversified geography of state issuer. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.
The Company has a formalized Contingency Funding Plan ("CFP"). The Board and management recognize the importance of liquidity during times of normal operations and in times of stress. The CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. All liquidity sources are tested annually. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, the Federal Reserve Bank, brokered deposits, one-way buy products via the IntraFi Network (CDARS and Insured Cash Sweeps) and Federal Funds. The CFP also addresses the Bank’s ability to liquidate its securities portfolio or other liquid assets. The CFP funding sources at the holding company level include a holding company committed line of credit that renews annually, as well as the ability to transfer securities from the investment subsidiary of the Bank to the Company. The Company’s committed line of credit has availability up to $30.0 million, of which $0 was drawn upon as of December 31, 2024.
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
The following table discloses information on the maturity of the Company’s contractual long-term obligations as of December 31, 2024.

	Payments Due by Period
(dollars in thousands)	Total	One year or less	2-3 years	4-5 years	After 5 years
Operating leases	$9,105	$822	$1,602	$1,414	$5,267
Pension and SERP plans	1,885	270	552	415	648
Total contractual long-term cash obligations	$10,990	$1,092	$2,154	$1,829	$5,915
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

The following table discloses information on the maturity of the Company’s commitments.

	Amount of Commitment Expiration Per Period
(dollars in thousands)	Total Amount Committed	One year or less	Over one year
Unused loan commitments	$2,640,116	$1,504,238	$1,135,878
Standby letters of credit	49,558	47,984	1,574
Total commitments and letters of credit	$2,689,674	$1,552,222	$1,137,452
Interest Rate Risk
Interest rate risk is the risk that the estimated fair value of the Company’s assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.
Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Generally, the Bank is asset sensitive due to the impact of the variable rate commercial loan portfolio on the Bank's sensitivity to market rates. During 2024, asset sensitivity declined due to a shift to shorter-term interest bearing deposit accounts, such as money market accounts and due to fixed rate loans that repriced in 2024. As a result, the Company expects net interest margin to remain relatively stable in the first 100 basis points potential declines in the federal funds rate due to a more neutral posture for balance sheet sensitivity. Deposit re-pricing in a declining interest rate environment is expected to exceed past easing cycles. Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board.
During 2024 the Federal Reserve Board’s Federal Open Market Committee ("FOMC") decreased the target federal funds rate a total of 100 basis points, following a combined increase of 525 basis points in 2022 and 2023. Rate decreases were implemented during late 2024 at the September, November and December FOMC meetings. The combined effect of these actions decreased the target federal funds rate to a range of 4.25% to 4.50%. The FOMC statement released for the meeting in December 2024 recognized that inflation has made progress towards the Committee’s two percent objective but remains somewhat elevated. The statement also indicated that since earlier in 2024, labor market conditions have generally eased, and the unemployment rate has moved up but remains low. The Committee reaffirmed its dual objective relative to maximum employment and inflation targets. The updated economic projections released at the December meeting project the median federal funds rate decreasing to 3.9% in 2025 (lowering of the target federal funds rate by 50 basis points), with continued easing to 3.4% in 2026. Additionally, the longer run median forecast for the federal funds rate was increased to 3.0% as compared to 2.5% projected by the FOMC in December 2023. The combined result of the increase in the yield on earning assets, which was more than offset by an increase in the cost of funds due to continued increased competition for deposits experienced during 2024, led to a decrease in net interest margin from 3.31% for 2023 to 3.18% for 2024. The Company’s yield on earning assets increased 27 basis points during 2024 as assets repriced at higher rates primarily due to the FOMC rate increases during both 2022 and 2023 and a higher yield curve (for the middle-to-long end where the Company's earning assets would reprice) for the majority of 2024 as compared to year-end 2023. The commercial loan portfolio represents 88% of the total loan portfolio as of December 31, 2024. Approximately 66% of the commercial loan portfolio are variable rate loans which are primarily indexed to One Month Term SOFR, Prime and FHLB indices. The increase in earning asset yields was offset by an increase in the Company's funding costs, as depositors continued to seek higher interest bearing deposit products and competition for deposits remained strong throughout the industry. The rate paid on deposit accounts and purchased funds increased 40 basis points for 2024, following an increase of 179 basis points in 2023. The realized increase in the rate paid on deposit accounts and purchased funds was magnified by a decrease in the average balance of non-interest bearing demand deposit accounts for 2024 verses 2023, primarily in commercial deposit accounts. The Company anticipates that cost of funds may continue to decline if the FOMC continues to ease and that the deposit repricing may be more accelerated than variable loan repricing.
Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2025 in response to inflation, economic conditions and geopolitical concerns, the results of any of the administration’s changes to economic policy and laws, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services. In general, we expect loans to reprice quicker than deposits in a rising and falling rate environment as quantified in the sensitivity to market rates table in Item 7A, although to a lesser degree than historically projected due to a shift from a more asset sensitive balance sheet to neutral.
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

	2024
	Principal/Notional Amount Maturing in:
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Fair Value 12/31/2024
Rate sensitive assets:
Fixed interest rate loans	$840,141	$369,687	$288,183	$139,233	$75,574	$88,541	$1,801,359	$1,769,497
Average interest rate	5.12%	5.49%	5.96%	6.24%	6.22%	5.11%
Variable interest rate loans	$1,820,216	$489,519	$271,599	$187,711	$134,202	$413,342	$3,316,589	$3,257,927
Average interest rate	7.29%	7.08%	6.94%	6.90%	6.74%	6.59%
Total loans	$2,660,357	$859,206	$559,782	$326,944	$209,776	$501,883	$5,117,948	$5,027,424
Average interest rate	6.61%	6.40%	6.43%	6.62%	6.55%	6.33%
Fixed interest rate securities	$72,208	$63,570	$59,277	$66,569	$48,385	$1,023,025	$1,333,034	$1,104,530
Average interest rate	2.23%	2.23%	2.23%	2.10%	2.17%	2.40%
Variable interest rate securities	$0	$0	$0	$0	$0	$0	$0	$0
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Other interest-bearing assets	$96,472	$0	$0	$0	$0	$0	$96,472	$96,472
Average interest rate	4.12%	0.00%	0.00%	0.00%	0.00%	0.00%
Total earning assets	$2,829,037	$922,776	$619,059	$393,513	$258,161	$1,524,908	$6,547,454	$6,228,426
Average interest rate	6.41%	6.11%	6.03%	5.85%	5.73%	3.70%
Rate sensitive liabilities:
Noninterest bearing checking	$209,825	$114,309	$102,296	$91,544	$81,923	$697,559	$1,297,456	$1,297,456
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$667,263	$238,315	$214,414	$193,336	$174,694	$2,259,612	$3,747,634	$3,747,634
Average interest rate	3.09%	2.39%	2.44%	2.50%	2.56%	3.23%
Time deposits	$720,094	$90,709	$35,337	$5,813	$3,718	$205	$855,876	$851,933
Average interest rate	4.06%	3.49%	3.42%	3.06%	2.70%	0.50%
Total deposits	$1,597,182	$443,333	$352,047	$290,693	$260,335	$2,957,376	$5,900,966	$5,897,023
Average interest rate	3.12%	2.00%	1.83%	1.73%	1.75%	2.47%
Fixed interest rate borrowings	$0	$0	$0	$0	$0	$0	$0	$0
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable interest rate borrowings	$0	$0	$0	$0	$0	$0	$0	$0
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total funds	$1,597,182	$443,333	$352,047	$290,693	$260,335	$2,957,376	$5,900,966	$5,897,023
Average interest rate	3.12%	2.00%	1.83%	1.73%	1.75%	2.47%
Interest rate sensitivity gap by period	$1,231,855	$479,443	$267,012	$102,820	$(2,174)	$(1,432,468)
Cumulative rate sensitivity gap	$1,231,855	$1,711,298	$1,978,310	$2,081,130	$2,078,956	$646,488
Cumulative rate sensitivity ratio
at December 31, 2024	177.1%	208.1%	175.8%	135.4%	99.2%	51.6%
at December 31, 2023	122.3%	238.4%	187.4%	143.7%	130.7%	63.3%
The Company utilizes computer modeling software to measure interest rate risk and to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves as well as other factors. The ALCO Committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company’s asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools: GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling, which are constructed, presented and monitored quarterly. Management believes that the Company’s liquidity and interest sensitivity position at December 31, 2024, remained adequate to meet the Company’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places a greater level of credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company’s management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2024 for the next 12 months using a scenario in which interest rates remained unchanged was a negative 12.28% of earning assets.
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
Results for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at December 31, 2024. The net interest income shown represents cumulative net interest income over a twelve-month time horizon.

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$230,487	$223,080	$227,066	$229,245	$229,973	$230,294	$230,579	$230,651	$230,749	$230,900	$231,046
Variance from Base		($7,407)	($3,421)	($1,242)	($514)	($193)	$92	$164	$262	$413	$559
Percent of change from Base		(3.21)%	(1.48)%	(0.54)%	(0.22)%	(0.08)%	0.04%	0.07%	0.11%	0.18%	0.24%
For more information on the Company’s interest rate sensitivity see the Interest Rate Risk discussion in Item 7A. above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of Lakeland Financial Corporation
Warsaw, Indiana
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Allowance for Credit Losses (ACL) – Qualitative Adjustments
The Company adopted ASC 326 as of January 1, 2021, which among other things, required the Company to recognize expected credit losses over the contractual lives of financial asset carried at amortized costs, including loans receivables, utilizing the Current Expected Credit Losses (“CECL”) methodology. As of December 31, 2024, the ACL balance was $85,960,000. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. The Company utilized a Probability of Default/ Loss Given Default model derived from historical charge-off data to construct a loss rate for each identified loan segment. The loss rates, subject to a floor, are then adjusted, for reasonable and supportable forecasts of relevant economic indicators as well as other environmental factors based on the risks present for each portfolio segment. The environmental factors (“qualitative adjustments”) include consideration of economic conditions and portfolio trends.
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
South Bend, Indiana
February 19, 2025

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

December 31	2024	2023
ASSETS
Cash and due from banks	$71,733	$70,451
Short-term investments	96,472	81,373
Total cash and cash equivalents	168,205	151,824

Securities available-for-sale, at fair value	991,426	1,051,728
Securities held-to-maturity, at amortized cost (fair value of $113,107 and $119,215 respectively)	131,568	129,918
Real estate mortgage loans held-for-sale	1,700	1,158

Loans, net of allowance for credit losses of $85,960 and $71,972	5,031,988	4,844,562

Land, premises and equipment, net	60,489	57,899
Bank owned life insurance	113,320	109,114
Federal Reserve and Federal Home Loan Bank Stock	21,420	21,420
Accrued interest receivable	28,446	30,011
Goodwill	4,970	4,970
Other assets	124,842	121,425
Total assets	$6,678,374	$6,524,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest bearing deposits	$1,297,456	$1,353,477
Interest bearing deposits	4,603,510	4,367,048
Total deposits	5,900,966	5,720,525

Borrowings - Federal Home Loan Bank advances	0	50,000
Accrued interest payable	15,117	20,893
Other liabilities	78,380	82,818
Total liabilities	5,994,463	5,874,236

Commitments, off-balance sheet risks and contingencies (Notes 1 and 17)

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,978,831 shares issued and 25,509,592 outstanding as of December 31, 2024
25,903,686 shares issued and 25,430,566 outstanding as of December 31, 2023	129,664	127,692
Retained earnings	736,412	692,760
Accumulated other comprehensive income (loss)	(166,500)	(155,195)
Treasury stock, at cost (469,239 shares and 473,120 shares as of December 31, 2024 and 2023, respectively)	(15,754)	(15,553)
Total stockholders’ equity	683,822	649,704
Noncontrolling interest	89	89
Total equity	683,911	649,793
Total liabilities and equity	$6,678,374	$6,524,029
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)

Years Ended December 31	2024	2023	2022
NET INTEREST INCOME
Interest and fees on loans
Taxable	$335,639	$304,130	$202,004
Tax exempt	2,126	3,885	1,664
Interest and dividends on securities
Taxable	12,048	13,153	14,132
Tax exempt	15,714	16,396	19,553
Other interest income	7,631	5,703	2,214
Total interest income	373,158	343,267	239,567

Interest on deposits	172,759	137,791	36,281
Interest on borrowings
Short-term	3,720	8,441	272
Long-term	0	0	127
Total interest expense	176,479	146,232	36,680

NET INTEREST INCOME	196,679	197,035	202,887

Provision for credit losses	16,750	5,850	9,375

NET INTEREST INCOME AFTER PROVISION FOR
CREDIT LOSSES	179,929	191,185	193,512

NONINTEREST INCOME
Wealth advisory fees	10,469	9,080	8,636
Investment brokerage fees	1,894	1,815	2,318
Service charges on deposit accounts	11,157	10,773	11,595
Loan and service fees	11,832	11,750	12,214
Merchant and interchange fee income	3,542	3,651	3,560
Bank owned life insurance income	4,210	3,133	432
Interest rate swap fee income	0	794	579
Mortgage banking income (loss)	116	(254)	633
Net securities gains (losses)	(46)	(25)	21
Net gain on Visa shares	8,996	0	0
Other income	4,674	9,141	1,874
Total noninterest income	56,844	49,858	41,862

NONINTEREST EXPENSE
Salaries and employee benefits	66,728	59,147	58,530
Net occupancy expense	6,865	6,360	6,287
Equipment costs	5,612	5,632	5,763
Data processing fees and supplies	15,161	14,003	12,826
Corporate and business development	4,965	4,807	5,198
FDIC insurance and other regulatory fees	3,465	3,363	1,999
Professional fees	8,950	8,583	6,483
Wire fraud loss	0	18,058	0
Other expense	13,338	10,757	13,124
Total noninterest expense	125,084	130,710	110,210

INCOME BEFORE INCOME TAX EXPENSE	111,689	110,333	125,164
Income tax expense	18,211	16,566	21,347
NET INCOME	$93,478	$93,767	$103,817

BASIC WEIGHTED AVERAGE COMMON SHARES	25,676,543	25,604,751	25,528,328

BASIC EARNINGS PER COMMON SHARE	$3.64	$3.67	$4.07

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,769,018	25,723,165	25,712,538

DILUTED EARNINGS PER COMMON SHARE	$3.63	$3.65	$4.04

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

Years Ended December 31	2024	2023	2022
Net income	$93,478	$93,767	$103,817
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(16,530)	40,639	(261,256)
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity	1,962	1,987	1,518
Reclassification adjustment for (gains) losses included in net income	46	25	(21)
Net securities gain (loss) activity during the period	(14,522)	42,651	(259,759)
Tax effect	3,050	(8,957)	54,549
Net of tax amount	(11,472)	33,694	(205,210)
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	160	(13)	115
Amortization of net actuarial loss	62	59	144
Net gain on activity during the period	222	46	259
Tax effect	(55)	(12)	(65)
Net of tax amount	167	34	194
Total other comprehensive income (loss), net of tax	(11,305)	33,728	(205,016)
Comprehensive income (loss)	$82,173	$127,495	$(101,199)
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands, except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity	Interest	Equity

Balance at January 1, 2022	25,300,793	$120,615	$583,134	$16,093	$(15,025)	$704,817	$89	$704,906
Net income			103,817			103,817		103,817
Other comprehensive loss, net of tax				(205,016)		(205,016)		(205,016)
Cash dividends declared, $1.60 per share			(40,851)			(40,851)		(40,851)
Treasury shares purchased under deferred directors' plan	(7,641)	579			(579)	0		0
Treasury shares sold and distributed under deferred directors’ plan	8,555	(221)			221	0		0
Stock activity under equity incentive plans	47,518	(1,780)				(1,780)		(1,780)
Stock based compensation expense		7,811				7,811		7,811
Balance at December 31, 2022	25,349,225	$127,004	$646,100	$(188,923)	$(15,383)	$568,798	$89	$568,887
Net income			93,767			93,767		93,767
Other comprehensive income, net of tax				33,728		33,728		33,728
Cash dividends declared, $1.84 per share			(47,107)			(47,107)		(47,107)
Treasury shares purchased under deferred directors’ plan	(10,073)	575			(575)	0		0
Treasury shares sold and distributed under deferred directors’ plan	12,855	(405)			405	0		0
Stock activity under equity incentive plans	78,559	(3,135)				(3,135)		(3,135)
Stock based compensation expense		3,653				3,653		3,653
Balance at December 31, 2023	25,430,566	$127,692	$692,760	$(155,195)	$(15,553)	$649,704	$89	$649,793
Impact of adoption of ASU 2023-02, net of tax			(532)			(532)		(532)
Adjusted Balance at January 1, 2024	25,430,566	127,692	692,228	(155,195)	(15,553)	649,172	89	649,261
Net income			93,478			93,478		93,478
Other comprehensive loss, net of tax				(11,305)		(11,305)		(11,305)
Cash dividends declared, $1.92 per share			(49,294)			(49,294)		(49,294)
Treasury shares purchased under deferred directors’ plan	(9,394)	592			(592)	0		0
Treasury shares sold and distributed under deferred directors’ plan	13,275	(391)			391	0		0
Stock activity under equity incentive plans	75,145	(2,815)				(2,815)		(2,815)
Stock based compensation expense		4,586				4,586		4,586
Balance at December 31, 2024	25,509,592	$129,664	$736,412	$(166,500)	$(15,754)	$683,822	$89	$683,911
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Years Ended December 31	2024	2023	2022
Cash flows from operating activities:
Net income	$93,478	$93,767	$103,817
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,953	6,173	6,020
Provision for credit losses	16,750	5,850	9,375
Net loss on sale and write down of other real estate owned	23	0	96
Amortization of loan servicing rights	0	0	757
Net change in loan servicing rights valuation allowance	497	540	(715)
Loans originated for sale, including participations	(20,969)	(8,601)	(28,666)
Net gain on sales of loans	(556)	(292)	(1,028)
Proceeds from sale of loans, including participations	20,836	8,022	36,454
Net (gain) loss on Visa shares	(8,996)	0	0
Net (gain) loss on sale of premises and equipment	81	3	7
Net (gain) loss on sales and calls of securities available-for-sale	46	25	(21)
Net securities amortization	4,796	4,915	6,342
Stock based compensation expense	4,586	3,653	7,811
Earnings on life insurance	(4,210)	(3,133)	(432)
Gain on life insurance	(243)	(131)	0
Tax benefit of stock award issuances	(215)	(718)	(514)
Net change:
Interest receivable and other assets	1,284	(6,169)	(10,711)
Interest payable and other liabilities	(10,656)	10,077	40,750
Total adjustments	9,007	20,214	65,525
Net cash from operating activities	102,485	113,981	169,342
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	7,136	105,175	25,332
Proceeds from sales of Visa shares	8,996	0	0
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	59,669	71,833	108,129
Proceeds from maturities, calls and principal paydowns of securities held-to-maturity	0	5	30
Purchases of securities available-for-sale	(27,517)	(7,178)	(315,272)
Purchase of life insurance	(331)	(258)	(10,808)
Net (increase) decrease in total loans	(204,176)	(212,906)	(427,097)
Proceeds from sales of land, premises and equipment	10	13	6
Purchases of land, premises and equipment	(8,634)	(5,991)	(4,821)
Proceeds from redemption of Federal Home Loan Bank stock	0	0	932
Purchases of Federal Home Loan Bank stock	0	(5,625)	(2,955)
Proceeds from sales of other real estate owned	76	0	0
Proceeds from life insurance	536	0	0
Net cash from investing activities	(164,235)	(54,932)	(626,524)
Cash flows from financing activities:
Net increase (decrease) in total deposits	180,441	259,905	(274,787)
Net increase (decrease) in short-term borrowings	0	(22,000)	22,000
Payments on short-term FHLB borrowings	(50,000)	(275,000)	0
Proceeds from short-term FHLB borrowings	0	50,000	275,000
Payments on long-term FHLB borrowings	0	0	(75,000)
Common dividends paid	(49,281)	(47,094)	(40,838)
Preferred dividends paid	(13)	(13)	(13)
Payments related to equity incentive plan	(2,815)	(3,135)	(1,780)
Purchase of treasury stock	(592)	(575)	(579)
Sales of treasury stock	391	405	221
Net cash from financing activities	78,131	(37,507)	(95,776)
Net change in cash and cash equivalents	16,381	21,542	(552,958)
Cash and cash equivalents at beginning of the year	151,824	130,282	683,240
Cash and cash equivalents at end of the year	$168,205	$151,824	$130,282
Cash paid during the year for:
Interest	$185,256	$128,525	$36,113
Income taxes	23,750	14,075	20,580
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	0	284	0
Right-of-use assets obtained in exchange for lease liabilities	2,699	0	1,612
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation:
The consolidated financial statements include Lakeland Financial Corporation (the "Holding Company") and its wholly owned subsidiary, Lake City Bank (the "Bank"), referred to as (the "Company"). On December 18, 2006, LCB Investments II, Inc. was formed as a wholly owned subsidiary of the Bank incorporated in Nevada to manage the Bank’s investment portfolio beginning in 2007. On December 21, 2006, LCB Funding, Inc., a real estate investment trust incorporated in Maryland, was formed as a wholly owned subsidiary of LCB Investments II, Inc. On December 28, 2012, LCB Risk Management, Inc., a captive insurance company incorporated in Nevada, was formed as a wholly owned subsidiary of the Holding Company. LCB Risk Management, Inc. was dissolved as a corporate entity on December 18, 2023. All assets of the subsidiary were distributed to the Holding Company upon decommissioning. All intercompany transactions and balances are eliminated in consolidation.
The Company provides financial services through the Bank, a full-service commercial bank with 54 branch offices in fifteen counties in Northern and Central Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as mobile business banking and online treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. Retail and commercial clients utilize the Lake City Bank Digital application to access and transact banking transactions. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.
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

A portion of the municipal bond portfolio is classified as held-to-maturity. The Company measures expected credit losses on investment securities held-to-maturity on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Company's portfolio have been insignificant. After completing this assessment, the Company determined any credit losses as of December 31, 2024 and 2023 were not material to the consolidated financial statements.

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
The recorded investment in loans is the loan balance net of unamortized deferred loan fees and costs. The total amount of loans accrued interest as of December 31, 2024 and 2023 was $20.3 million and $21.5 million.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers' ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default ("PD/LGD") model, subject to a floor. A default can be triggered by one of several asset quality factors, including past due status, nonaccrual status, material modification to a borrower experiencing financial difficulty or if the loan has had a charge off. This PD is then combined with a LGD derived from historical charge off data to construct a loss rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee's Summary of Economic Projections, as well as portfolio trends based on the risks present for each portfolio segment. These environmental factors include consideration of portfolio trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for credit losses deemed adequate to cover expected losses within the loan portfolio.
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
Agri-business and Agricultural - Borrowers may be subject to adverse market or weather conditions including changes in local or foreign demand; lower yields than anticipated; political or other impact on storage, distribution or use; foreign trade policies including tariffs; exposure to increasing commodity prices which result in higher production, distribution or exporting costs, or falling commodity prices which result in revenues that may be insufficient to cover costs.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Other Commercial - Governmental borrowers may be subject to an interruption in the flow of funds to states and other political subdivisions for the purpose of debt repayments on loans held by the Bank. Not-for-profit borrowers may be subject to changes in tax law that adversely impact revenues.
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
A loan is individually analyzed for specific allocation when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Allocations are analyzed individually or in total for smaller-balance loans of similar nature such as all classes of consumer 1-4 family and other consumer loans, and individually for all classes of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural and other commercial loans. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $250,000. Factors considered by management in determining individual evaluation include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is individually evaluated, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s original rate or at the fair value of collateral less anticipated costs to sell. All classes of commercial and industrial, commercial real estate and multifamily residential, agri-business and agricultural, other commercial, consumer 1-4 family mortgage loans and other consumer loans that become delinquent beyond 90 days are analyzed and a charge off is taken when it is determined that the underlying collateral, if any, is not sufficient to offset the indebtedness.
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
Investments in Limited Partnerships:
The Company enters into and invests in limited partnerships in order to support Community Reinvestment Act activities. The Company invests in Small Business Investment Company Program funds, a mission-driven financial institutions fund, and a technology consortium fund. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
December 31, 2024 and 2023 were $7.6 million and $6.2 million, respectively and are included with other assets in the consolidated balance sheet.
Investments in Tax Credit Structures:
The Company invests in tax credit structures. At December 31, 2024 and 2023, the balance of investments in tax credit structures was $7.2 million and $6.8 million respectively. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to these investments in tax credit structures totaled $3.8 million and $2.8 million at December 31, 2024 and 2023, respectively. The Company expects to fulfill these commitments during the next 15 years.
The Company adopted the proportional amortization method for accounting for investments in tax credit structures effective January 1, 2024. Prior to this, these investments were accounted for using the equity method. During the year ended December 31, 2024, the Company recognized amortization expense of $794,000, which was included within income tax expense on the consolidated statements of income. During the year ended December 31, 2023, the Company recognized amortization expense (investment loss) of $592,000, which was included within other noninterest income on the consolidated statements of income. Additionally, during the years ended December 31, 2024 and 2023, the Company recognized tax credits and other benefits from its investment in tax credit structures of $807,000 and $713,000, respectively, which was included within income tax expense on the consolidated statements of income and in cash flows from operations on our consolidated statements of cash flows.
Foreclosed Assets:
Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2024 and 2023, the balance of other real estate owned was $284,000 and $384,000, respectively, and is included with other assets on the consolidated balance sheet.
Land, Premises and Equipment, Net:
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises and improvements assets have useful lives between 5 and 40 years. Equipment and furniture assets have useful lives between 3 and 7 years.
Loan Servicing Rights:
Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking income. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The amortization of servicing rights is netted against mortgage banking income. Servicing fees were $1.1 million for the year ended 2024 and $1.2 million for the years ended 2023 and 2022. Late fees and ancillary fees related to loan servicing are not material.
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
The carrying value of mortgage servicing rights, which is included with other assets in the consolidated balance sheet, was $1.9 million and $2.2 million as of December 31, 2024 and 2023, respectively. Mortgage loans serviced for others are not

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $313.0 million and $333.1 million at December 31, 2024 and 2023, respectively. Custodial escrow balances maintained in connection with serviced loans were $1.7 million and $1.5 million at year end 2024 and 2023, respectively.
Servicing fee income (loss), which is included in loan and service fees on the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal amount of the loan and are recorded as income when earned.
Transfers of Financial Assets:
Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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
The notional amount of the combined interest rate swaps with customers and counterparties at December 31, 2024 and 2023 was $744.8 million and $826.4 million, respectively. The fair value of the interest rate swap asset was $25.4 million and $27.2 million and the fair value of the interest rate swap liability was $25.4 million and $27.2 million at December 31, 2024 and 2023, respectively.
The Company is a party in a risk participation transaction of an interest rate swap, which had a total notional amount of $4.9 million at December 31, 2024. The Company was not a party to such transactions at December 31, 2023.
Bank Owned Life Insurance:
At December 31, 2024 and 2023, the Company owned $107.3 million and $104.8 million, respectively, of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2024 and 2023, the Company also owned $6.0 million and $4.3 million, respectively, of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Long-term Assets:
Premises and equipment, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. There was no such impairment identified for the years ended December 31, 2024, 2023 and 2022.
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
Wealth advisory fees
The Company provides wealth advisory services to its customers and earns fees from its contracts with trust customers to manage assets for investment and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted monthly, quarterly, or annual services and are generally assessed based on a tiered scale of the market value of assets under management at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed. Other related services, such as escrow accounts that are based on a fixed schedule, are recognized when the services are rendered.

Investment brokerage services

The Company provides investment brokerage services through a full service brokerage and investment and advisory firm, Cetera Investment Services LLC ("Cetera"). The Company receives commissions from Cetera on a monthly basis based upon customer activity for the month. The fees are recognized monthly and a receivable is recorded until commissions are generally paid by the 5th business day of the following month. Because the Company (i) acts as an agent in arranging the

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

relationship between the customer and Cetera and (ii) does not control the services to the customers, investment brokerage service fees are presented net of Cetera’s related costs.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Earnings Per Common Share:
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, restricted stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2024 and 2023 were 469,239 and 473,120 shares, respectively. Common stock that has been purchased under the directors’ deferred compensation plan, described above, is included in the treasury stock total and represented 180,138 and 184,019 shares of treasury stock as of December 31, 2024 and 2023, respectively. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share. Treasury stock is carried at cost using the treasury stock method.
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
As previously disclosed, in July 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which were filed in the United States Bankruptcy Court for the Western District of Michigan. The Bank and other remaining individual defendants have settled the matter with the liquidating trustee and the case was dismissed with prejudice on June 21, 2024. A $4.5 million accrual was recognized during the second quarter of 2024 related to the resolution of this matter and the expense was recorded within other expense on the consolidated statements of income.
Restrictions on Cash:
The Federal Reserve Bank eliminated the reserve requirement for all depository institutions in March of 2020. Therefore, the Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2024 and 2023.
Dividend Restriction:
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its stockholders. These restrictions currently pose no practical limit on the ability of the Bank or the Company to pay dividends at historical levels.
Fair Value of Financial Instruments:
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5 - Fair Value. Fair value estimates involve uncertainties and matters of significant judgment regarding

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
Operating Segments:
The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on consolidated basis by Management Committee, which is considered to be the Company's Chief Operating Decision Maker ("CODM"). Management Committee includes the following officers of the Company: Chairman of the Board and Chief Executive Officer; President; Executive Vice President, Chief Financial Officer; Executive Vice President, Chief Commercial Banking Officer; Executive Vice President, Chief Retail Banking Officer; Senior Vice President, Chief Credit Officer; Senior Vice President, Chief Wealth Advisory Officer; Senior Vice President, Chief Human Resources Officer; and Senior Vice President, General Counsel. Financial performance is reported to the CODM monthly, and the primary measure of performance is consolidated net income. The allocation of resources throughout the Company is determined annually based upon consolidated net income performance. The presentation of financial performance to the CODM is consistent with amounts and financial statement lines items shown in the Company's consolidated balance sheets and consolidated statements of income. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, net occupancy expense, equipment costs, data processing fees and supplies, and professional fees.
All of the Company’s financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region and business-line, the Company’s CODM evaluates financial performance on a Company-wide basis. The majority of the Company’s revenue is from the business of banking and the Company’s assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.
Adoption of New Accounting Standards:
On March 28, 2023, the FASB issued ASU 2023-02, "Investments - Equity Method and Joint Ventures (ASC 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." ASU 2014-01, "Investments - Equity method and Joint Ventures (ASC 323): Accounting for Investments in Qualified Affordable Housing Projects", previously introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met; however, this guidance limited the proportional amortization method to investments in low-income-housing tax credit ("LIHTC") structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of net income tax expense (benefit). Equity investments in other tax credit structures are typically accounted for using the equity method, which results in investment income, gains and losses, and tax credits being presented gross on the income statement in their respective line items.
The amendments in this update permit reporting entities to elect to account for certain tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax benefits in the income statement as a component of income tax expense (benefit). To qualify for the proportional amortization method, all of the following conditions must be met: (1) It is probable that the income tax credits allocated to the tax equity investor will be available; (2) The tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; (3) Substantially all of the projected benefits are from income tax credits and other income tax benefits. Projected benefits included income tax credits, other income tax benefits, and other non-income tax-related benefits. The projected benefits are determined on a discounted basis, using a discount rate that is consistent with the cash flow assumptions used by the tax equity investor in making its decision to invest in the project; (4) The tax equity investor's projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and (5) The tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor's liability is limited to its capital investment. An accounting policy election is allowed to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update require specific disclosures that must be applied to all investments that generate income tax credits

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The amendments require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understanding the following information about its investments that generate income tax credits and other income tax benefits from a tax credit program including: (1) The nature of its tax equity investments; and (2) The effect of its tax equity investments and related income tax credits and other income tax benefits on its financial position and results of operations.
For public business entities, the amendments in this update are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. If early adoption is elected, the provisions shall be adopted as of the beginning of the fiscal year that includes the interim period of adoption. The amendments in this update must be applied on either a modified retrospective or a retrospective basis. The Company chose the modified retrospective approach and recorded a day one adjustment of ($532,000) to beginning retained earnings upon adoption of ASU 2023-02 on January 1, 2024, which did not have a material impact on the consolidated financial statements.
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
The amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. For public business entities, amendments in the update should be applied retrospectively to all periods presented in the financial statements, and upon transition the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this standard effective January 1, 2024, and did not have a material impact on the consolidated financial statements.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
permitted. The Company is currently evaluating the impact of this update on its disclosures, however does not expect the adoption of this update to have a material impact on the consolidated financial statements.

On November 8, 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", to improve the disclosures surrounding a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development).
The amendments in this update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity (1) Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the following expense categories listed in (a)-(e); (2) Include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as other disaggregation requirements; (3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) Disclose the total amount of selling expenses, and in annual reporting periods, an entity's definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information.
The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods after December 15, 2027. Early adoption is permitted. On January 6, 2025, the FASB issued ASU 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date", to clarify the effective date of the ASU 2024-03. The update amends the effective date of Update 2024-03 to annual reporting periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of this update on its disclosures.

NOTE 2 – SECURITIES
Debt securities purchased with the intent and ability to hold to their maturity are classified as held-to-maturity securities. All other investment securities are classified as available-for-sale securities.
Available-for-Sale Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2024 and 2023 is provided in the tables below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
2024
U.S. government sponsored agencies	$137,150	$0	$(27,715)	$0	$109,435
Mortgage-backed securities: residential	500,278	83	(77,952)	0	422,409
State and municipal securities	545,073	17	(85,508)	0	459,582
Total	$1,182,501	$100	$(191,175)	$0	$991,426

2023
U.S. government sponsored agencies	$146,692	$0	$(27,213)	$0	$119,479
Mortgage-backed securities: residential	522,275	118	(74,551)	0	447,842
State and municipal securities	557,352	65	(73,010)	0	484,407
Total	$1,226,319	$183	$(174,774)	$0	$1,051,728
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross gains and unrealized gains and losses at December 31, 2024 and 2023 is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
2024
State and municipal securities	$131,568	$0	$(18,461)	$0	$113,107

2023
State and municipal securities	$129,918	$0	$(10,703)	$0	$119,215
On April 1, 2022, the Company elected to transfer securities from available-for-sale to held-to-maturity as an overall balance sheet management strategy. The fair value of securities transferred was $127.0 million from available-for-sale to held-to-maturity. The Company has the current intent and ability to hold the transferred securities until maturity. Any net unrealized gain or loss on the transferred securities included in accumulated other comprehensive income (loss) at the time of the transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. The unrealized loss on the securities transferred from available-for-sale to held-to-maturity was $24.4 million ($19.3 million, net of tax) based on the fair value of the securities on the transfer date and has amortized down to $19.0 million ($15.0 million, net of tax) at December 31, 2024.

NOTE 2 – SECURITIES (continued)
Information regarding the fair value and amortized cost of available-for-sale and held-to-maturity debt securities by maturity as of December 31, 2024 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$440	$438	$0	$0
Due after one year through five years	8,359	7,778	0	0
Due after five years through ten years	60,937	55,046	7,202	6,343
Due after ten years	612,487	505,755	124,366	106,764
	682,223	569,017	131,568	113,107
Mortgage-backed securities	500,278	422,409	0	0
Total debt securities	$1,182,501	$991,426	$131,568	$113,107
Security proceeds, gross gains and gross losses for 2024, 2023 and 2022 were as follows:

(dollars in thousands)	2024	2023	2022
Sales of securities available-for-sale
Proceeds	$7,136	$105,175	$25,332
Gross gains	0	439	140
Gross losses	(46)	(464)	(119)
Number of securities	15	115	30
In accordance with ASU 2017-8, purchase premiums for callable securities are amortized to the earliest call date and premiums on non-callable securities as well as discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with fair values of $560.2 million and $792.0 million were pledged as of December 31, 2024 and 2023, respectively, as collateral for borrowings from the FHLB and Federal Reserve Bank and for other purposes as permitted or required by law.

NOTE 2 – SECURITIES (continued)
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities securities with unrealized losses as of December 31, 2024 and 2023 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2024
U.S. government sponsored agencies	$0	$0	$109,435	$27,715	$109,435	$27,715
Mortgage-backed securities: residential	23,204	249	390,483	77,703	413,687	77,952
State and municipal securities	12,928	439	443,569	85,069	456,497	85,508
Total temporarily impaired	$36,132	$688	$943,487	$190,487	$979,619	$191,175

2023
U.S. government sponsored agencies	$0	$0	$119,479	$27,213	$119,479	$27,213
Mortgage-backed securities: residential	52	0	442,765	74,551	442,817	74,551
State and municipal securities	31,345	440	440,446	72,570	471,791	73,010
Total temporarily impaired	$31,397	$440	$1,002,690	$174,334	$1,034,087	$174,774
Information regarding held-to-maturity securities with unrealized losses as of December 31, 2024 and 2023 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2024
State and municipal securities	$0	$0	$113,107	$18,461	$113,107	$18,461

2023
State and municipal securities	$0	$0	$119,215	$10,703	$119,215	$10,703

NOTE 2 – SECURITIES (continued)
The number of securities with unrealized losses as of December 31, 2024 and 2023 is presented below.

	Available-for-Sale			Held-to-Maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
2024
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	9	124	133	0	0	0
State and municipal securities	23	392	415	0	41	41
Total temporarily impaired	32	533	565	0	41	41

2023
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	1	126	127	0	0	0
State and municipal securities	40	370	410	0	41	41
Total temporarily impaired	41	513	554	0	41	41
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
No allowance for credit losses for available-for-sale or held-to-maturity securities was recorded at December 31, 2024 or 2023. Accrued interest receivable on available-for-sale and held-to-maturity debt securities totaled $7.5 million and $7.6 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses.
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
On April 8, 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock, which was being carried at a historical cost basis of zero on the Company's balance sheet. On May 7, 2024, the Bank received notice that Visa had accepted the Bank's tender of its 23,804 shares of Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock, which are carried at fair value.
Subsequent to the exchange and during the second quarter of 2024, the Bank sold its Visa Class B-2 common stock, which resulted in a realized gain of $3.9 million. During the second and third quarters of 2024, the Bank liquidated its Visa Class C common stock, which resulted in a net realized gain of $5.1 million. The Bank remains a party of a makewhole agreement with Visa as a requirement of entering the exchange. The Bank did not record a liability as of December 31, 2024 under the terms of this agreement as a loss was neither probable nor estimable at this time.

NOTE 3 – LOANS
Total loans outstanding as of the years ended December 31, 2024 and 2023 consisted of the following:

(dollars in thousands)	2024	2023
Commercial and industrial loans:
Working capital lines of credit loans	$649,609	$604,893
Non-working capital loans	801,256	815,871
Total commercial and industrial loans	1,450,865	1,420,764

Commercial real estate and multi-family residential loans:
Construction and land development loans	567,781	634,435
Owner occupied loans	807,090	825,464
Nonowner occupied loans	872,671	724,101
Multi-family loans	344,978	253,534
Total commercial real estate and multi-family residential loans	2,592,520	2,437,534

Agri-business and agricultural loans:
Loans secured by farmland	156,609	162,890
Loans for agricultural production	230,787	225,874
Total agri-business and agricultural loans	387,396	388,764

Other commercial loans	95,584	120,726
Total commercial loans	4,526,365	4,367,788

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	259,286	258,103
Open end and junior lien loans	214,125	189,663
Residential construction and land development loans	16,818	8,421
Total consumer 1-4 family mortgage loans	490,229	456,187

Other consumer loans	104,041	96,022
Total consumer loans	594,270	552,209
Gross loans	5,120,635	4,919,997
Less: Allowance for credit losses	(85,960)	(71,972)
Net deferred loan fees	(2,687)	(3,463)
Loans, net	$5,031,988	$4,844,562
The recorded investment in loans does not include accrued interest, which totaled $20.3 million and $21.5 million at December 31, 2024 and 2023, respectively.
The Company had $424,000 and $238,000 in residential real estate loans in process of foreclosure as of December 31, 2024 and 2023, respectively.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2024, 2023 and 2022:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
2024
Beginning balance	$30,338	$31,335	$4,150	$1,129	$3,474	$1,174	$372	$71,972
Provision for credit losses	16,639	264	(609)	(386)	(75)	906	11	16,750
Loans charged-off	(1,615)	(840)	0	0	(94)	(919)	0	(3,468)
Recoveries	177	106	0	0	53	370	0	706
Net loans (charged-off) recovered	(1,438)	(734)	0	0	(41)	(549)	0	(2,762)
Ending balance	$45,539	$30,865	$3,541	$743	$3,358	$1,531	$383	$85,960

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
2023
Beginning balance	$35,290	$27,394	$4,429	$917	$3,001	$1,021	$554	$72,606
Provision for credit losses	1,209	3,619	(279)	212	598	673	(182)	5,850
Loans charged-off	(6,341)	0	0	0	(163)	(828)	0	(7,332)
Recoveries	180	322	0	0	38	308	0	848
Net loans (charged-off) recovered	(6,161)	322	0	0	(125)	(520)	0	(6,484)
Ending balance	$30,338	$31,335	$4,150	$1,129	$3,474	$1,174	$372	$71,972

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
2022
Beginning balance	$30,595	$26,535	$5,034	$1,146	$2,866	$1,147	$450	$67,773
Provision for credit losses	8,646	1,179	(605)	(229)	125	155	104	9,375
Loans charged-off	(4,022)	(597)	0	0	(42)	(473)	0	(5,134)
Recoveries	71	277	0	0	52	192	0	592
Net loans (charged-off) recovered	(3,951)	(320)	0	0	10	(281)	0	(4,542)
Ending balance	$35,290	$27,394	$4,429	$917	$3,001	$1,021	$554	$72,606

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
Loans are considered to be "Pass" rated when they are reviewed as part of the previously described process and do not meet the criteria above with the exception of consumer troubled debt restructurings, which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with "Not Rated" loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following tables summarize the risk category of loans by loan segment and origination date as of December 31, 2024 and 2023. Balances presented are at the amortized cost basis by origination year.

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$1,599	$114	$1,640	$1,647	$651	$0	$5,651	$525,179	$530,830
Special Mention	0	0	0	0	0	0	0	48,301	48,301
Substandard	0	0	933	0	195	219	1,347	25,878	27,225
Doubtful	0	3,090	39,994	0	0	0	43,084	0	43,084
Total	1,599	3,204	42,567	1,647	846	219	50,082	599,358	649,440
Working capital lines of credit loans:
Current period gross write offs	0	0	94	0	0	0	94	136	230
Non-working capital loans:
Pass	151,920	157,276	173,274	58,591	32,909	28,582	602,552	164,106	766,658
Special Mention	3,901	2,614	2,024	1,637	393	1,894	12,463	6,491	18,954
Substandard	0	2,986	1,598	107	4,142	584	9,417	406	9,823
Doubtful	0	0	0	21	386	0	407	0	407
Not Rated	1,297	1,657	1,149	395	395	23	4,916	0	4,916
Total	157,118	164,533	178,045	60,751	38,225	31,083	629,755	171,003	800,758
Non-working capital loans:
Current period gross write offs	0	383	0	542	179	44	1,148	237	1,385
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	23,264	69,737	43,228	2,566	0	0	138,795	426,577	565,372
Special Mention	603	0	0	0	0	0	603	0	603
Total	23,867	69,737	43,228	2,566	0	0	139,398	426,577	565,975
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	98,847	138,299	120,191	143,642	109,451	129,051	739,481	35,003	774,484
Special Mention	6,295	2,728	14,777	0	619	2,488	26,907	0	26,907
Substandard	318	318	0	3,101	1,457	0	5,194	0	5,194
Total	105,460	141,345	134,968	146,743	111,527	131,539	771,582	35,003	806,585
Owner occupied loans
Current period gross write offs	0	0	0	0	0	840	840	0	840
Nonowner occupied loans:
Pass	152,963	118,517	168,387	101,064	119,612	77,497	738,040	110,441	848,481
Special Mention	0	15,650	108	5,868	0	0	21,626	1,895	23,521
Total	152,963	134,167	168,495	106,932	119,612	77,497	759,666	112,336	872,002

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Nonowner occupied loans (continued):
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multi-family loans:
Pass	70,497	61,679	11,708	52,995	29,177	9,794	235,850	108,486	344,336
Special Mention	0	0	307	0	0	0	307	0	307
Total	70,497	61,679	12,015	52,995	29,177	9,794	236,157	108,486	344,643
Multi-family loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	14,574	21,241	29,601	23,043	25,192	18,312	131,963	24,249	156,212
Special Mention	122	209	0	0	0	0	331	0	331
Substandard	0	0	0	0	0	71	71	0	71
Total	14,696	21,450	29,601	23,043	25,192	18,383	132,365	24,249	156,614
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	15,945	26,704	21,611	24,374	21,446	1,450	111,530	118,090	229,620
Special Mention	0	0	0	0	0	0	0	1,275	1,275
Total	15,945	26,704	21,611	24,374	21,446	1,450	111,530	119,365	230,895
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	6,639	17,137	29,985	3,397	11,310	5,544	74,012	19,609	93,621
Special Mention	0	0	0	0	0	1,872	1,872	0	1,872
Total	6,639	17,137	29,985	3,397	11,310	7,416	75,884	19,609	95,493
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	11,104	8,511	9,274	11,278	6,252	4,685	51,104	4,299	55,403
Special Mention	122	226	165	66	0	0	579	0	579
Substandard	0	83	319	90	0	629	1,121	0	1,121
Not Rated	28,706	55,641	47,355	34,173	13,543	22,396	201,814	0	201,814
Total	39,932	64,461	57,113	45,607	19,795	27,710	254,618	4,299	258,917
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	574	738	0	438	0	5	1,755	10,090	11,845
Special Mention	0	0	0	0	309	0	309	0	309

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Open end and junior lien loans (continued):
Substandard	0	104	0	15	0	81	200	118	318
Not Rated	21,929	16,134	18,053	4,660	644	2,894	64,314	139,351	203,665
Total	22,503	16,976	18,053	5,113	953	2,980	66,578	149,559	216,137
Open end and junior lien loans:
Current period gross write offs	0	0	79	0	0	0	79	15	94
Residential construction loans:
Not Rated	10,030	1,154	2,045	1,386	759	1,348	16,722	0	16,722
Total	10,030	1,154	2,045	1,386	759	1,348	16,722	0	16,722
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	79	971	234	109	0	0	1,393	20,742	22,135
Special Mention	0	0	475	0	157	0	632	0	632
Substandard	0	128	54	76	17	0	275	0	275
Not Rated	23,508	22,250	11,824	6,688	3,743	1,782	69,795	10,930	80,725
Total	23,587	23,349	12,587	6,873	3,917	1,782	72,095	31,672	103,767
Other consumer loans:
Current period gross write offs	49	303	236	33	0	26	647	272	919

Total Loans	$644,836	$745,896	$750,313	$481,427	$382,759	$311,201	$3,316,432	$1,801,516	$5,117,948

Total current period gross write offs	$49	$686	$409	$575	$179	$910	$2,808	$660	$3,468

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$193	$1,876	$2,214	$1,132	$0	$50	$5,465	$532,086	$537,551
Special Mention	0	0	0	0	0	0	0	46,498	46,498
Substandard	0	200	0	0	125	0	325	20,516	20,841
Total	193	2,076	2,214	1,132	125	50	5,790	599,100	604,890
Working capital lines of credit loans:
Current period gross write offs	0	0	75	0	139	0	214	327	541
Non-working capital loans:
Pass	199,071	224,333	85,273	49,999	28,773	10,501	597,950	171,264	769,214
Special Mention	4,038	9,577	1,051	2,498	2,306	4,298	23,768	5,477	29,245
Substandard	3,754	1,612	683	3,892	51	218	10,210	397	10,607
Not Rated	2,585	1,999	881	707	162	18	6,352	0	6,352
Total	209,448	237,521	87,888	57,096	31,292	15,035	638,280	177,138	815,418
Non-working capital loans:
Current period gross write offs	0	5,445	0	178	129	0	5,752	48	5,800
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	50,693	15,558	17,655	0	177	0	84,083	547,570	631,653
Total	50,693	15,558	17,655	0	177	0	84,083	547,570	631,653
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	144,411	132,850	156,680	132,407	61,415	118,406	746,169	40,288	786,457
Special Mention	7,597	686	4,913	0	1,394	2,245	16,835	14,739	31,574
Substandard	362	250	3,325	1,474	345	1,161	6,917	0	6,917
Total	152,370	133,786	164,918	133,881	63,154	121,812	769,921	55,027	824,948
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Nonowner occupied loans:
Pass	123,633	158,415	112,582	134,050	87,288	66,755	682,723	27,860	710,583
Special Mention	4,503	0	6,257	0	0	2,246	13,006	0	13,006
Total	128,136	158,415	118,839	134,050	87,288	69,001	695,729	27,860	723,589
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multi-family loans:
Pass	90,954	23,315	9,042	35,648	13,971	14,609	187,539	45,987	233,526
Special Mention	19,671	0	0	0	0	0	19,671	0	19,671
Total	110,625	23,315	9,042	35,648	13,971	14,609	207,210	45,987	253,197

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Multi-family loans (continued):
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	24,503	32,060	25,308	27,924	9,104	19,160	138,059	24,724	162,783
Substandard	0	0	0	0	0	100	100	0	100
Total	24,503	32,060	25,308	27,924	9,104	19,260	138,159	24,724	162,883
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	28,657	13,589	27,175	25,504	3,533	10,429	108,887	116,406	225,293
Special Mention	0	0	187	0	0	0	187	500	687
Total	28,657	13,589	27,362	25,504	3,533	10,429	109,074	116,906	225,980
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	7,058	26,918	33,247	13,684	90	7,332	88,329	29,819	118,148
Special Mention	0	0	0	0	0	2,419	2,419	0	2,419
Total	7,058	26,918	33,247	13,684	90	9,751	90,748	29,819	120,567
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	9,910	10,541	12,486	8,614	3,924	4,625	50,100	8,330	58,430
Special Mention	0	0	0	519	0	0	519	0	519
Substandard	87	0	96	123	0	253	559	0	559
Not Rated	64,233	51,018	38,014	17,432	4,314	23,225	198,236	0	198,236
Total	74,230	61,559	50,596	26,688	8,238	28,103	249,414	8,330	257,744
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	557	137	491	335	0	6	1,526	8,689	10,215
Substandard	108	0	23	0	26	48	205	68	273
Not Rated	24,792	29,648	8,471	1,554	2,286	1,962	68,713	112,371	181,084
Total	25,457	29,785	8,985	1,889	2,312	2,016	70,444	121,128	191,572
Open end and junior lien loans:
Current period gross write offs	0	50	14	0	0	0	64	99	163
Residential construction loans:
Not Rated	1,525	2,982	1,515	839	263	1,220	8,344	0	8,344
Total	1,525	2,982	1,515	839	263	1,220	8,344	0	8,344

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Residential construction loans (continued):
Current gross period write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	1,082	789	1,391	301	0	0	3,563	11,894	15,457
Substandard	40	34	35	0	2	0	111	0	111
Not Rated	32,481	17,585	9,994	6,008	1,611	1,957	69,636	10,545	80,181
Total	33,603	18,408	11,420	6,309	1,613	1,957	73,310	22,439	95,749
Other consumer loans:
Current gross period write offs	16	258	90	8	212	1	585	243	828

TOTAL	$846,498	$755,972	$558,989	$464,644	$221,160	$293,243	$3,140,506	$1,776,028	$4,916,534

Total current period gross write offs	$16	$5,753	$179	$186	$480	$1	$6,615	$717	$7,332
As of December 31, 2024 and 2023, $1.2 million and $1.3 million, respectively, in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration ("SBA").

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
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
The following table presents the aging of the amortized cost basis in past due loans as of December 31, 2024 and 2023 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
2024
Commercial and industrial loans:
Working capital lines of credit loans	$603,016	$1,082	$0	$604,098	$45,342	$594	$649,440
Non-working capital loans	792,577	663	3	793,243	7,515	37	800,758
Commercial real estate and multi-family residential loans:
Construction and land development loans	565,975	0	0	565,975	0	0	565,975
Owner occupied loans	804,810	0	0	804,810	1,775	318	806,585
Nonowner occupied loans	872,002	0	0	872,002	0	0	872,002
Multi-family loans	344,643	0	0	344,643	0	0	344,643
Agri-business and agricultural loans:
Loans secured by farmland	156,543	0	0	156,543	71	0	156,614
Loans for agricultural production	230,895	0	0	230,895	0	0	230,895
Other commercial loans	95,493	0	0	95,493	0	0	95,493
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	256,486	1,284	26	257,796	1,121	665	258,917
Open end and junior lien loans	215,505	314	0	215,819	318	318	216,137
Residential construction loans	16,722	0	0	16,722	0	0	16,722
Other consumer loans	102,565	927	0	103,492	275	17	103,767
Total	$5,057,232	$4,270	$29	$5,061,531	$56,417	$1,949	$5,117,948
An insignificant amount of interest income was recognized on nonaccrual loans during the twelve months ended December 31, 2024.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
2023
Commercial and industrial loans:
Working capital lines of credit loans	$602,236	$0	$0	$602,236	$2,654	$0	$604,890
Non-working capital loans	805,305	1,372	0	806,677	8,741	244	815,418
Commercial real estate and multi-family residential loans:
Construction and land development loans	631,653	0	0	631,653	0	0	631,653
Owner occupied loans	821,701	0	0	821,701	3,247	1,161	824,948
Nonowner occupied loans	723,589	0	0	723,589	0	0	723,589
Multi-family loans	253,197	0	0	253,197	0	0	253,197
Agri-business and agricultural loans:
Loans secured by farmland	162,783	0	0	162,783	100	0	162,883
Loans for agricultural production	225,980	0	0	225,980	0	0	225,980
Other commercial loans	120,567	0	0	120,567	0	0	120,567
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	256,016	1,142	27	257,185	559	329	257,744
Open end and junior lien loans	190,956	344	0	191,300	272	164	191,572
Residential construction loans	8,344	0	0	8,344	0	0	8,344
Other consumer loans	95,135	502	0	95,637	112	3	95,749
Total	$4,897,462	$3,360	$27	$4,900,849	$15,685	$1,901	$4,916,534
An insignificant amount of interest income was recognized on nonaccrual loans during the twelve months ended December 31, 2023.
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

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following tables present the amortized cost basis of collateral dependent loans by class of loan as of December 31, 2024 and 2023:

(dollars in thousands)	Real Estate	General Business Assets	Other	Total
2024
Commercial and industrial loans:
Working capital lines of credit loans	$50	$64,023	$447	$64,520
Non-working capital loans	1,891	6,585	19	8,495
Commercial real estate and multi-family residential loans:
Owner occupied loans	318	3,512	0	3,830
Nonowner occupied loans	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	0	71	0	71
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,121	0	0	1,121
Open end and junior lien loans	318	0	0	318
Other consumer loans	0	0	272	272
Total	$3,698	$74,191	$738	$78,627

(dollars in thousands)	Real Estate	General Business Assets	Other	Total
2023
Commercial and industrial loans:
Working capital lines of credit loans	$50	$2,454	$0	$2,504
Non-working capital loans	40	8,202	400	8,642
Commercial real estate and multi-family residential loans:
Owner occupied loans	595	1,474	1,161	3,230
Nonowner occupied loans	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	0	100	0	100
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	559	0	0	559
Open end and junior lien loans	164	0	0	164
Other consumer loans	0	0	112	112
Total	$1,408	$12,230	$1,673	$15,311

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
During the twelve months ended December 31, 2024, there were an insignificant amount of modifications to borrowers experiencing financial difficulty.
The following table presents the amortized cost basis at the end of the reporting period of loans that were experiencing financial difficulty and received a modification of terms during the twelve months ended December 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivables at the end of the reporting period is also presented below:

(dollars in thousands)	Interest Rate Reduction	Combination Interest Rate Reduction, Term Extension and Payment Delay	Combination Principal Forgiveness, Interest Rate Reduction, Term Extension and Payment Delay	Total Modifications	Total Class of Financing Receivable
Twelve Months Ended December 31, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$944	$0	$0	$944	0.16%
Non-working capital loans	0	1,912	1,572	3,484	0.43
Total commercial and industrial loans	944	1,912	1,572	4,428	0.31
Total loan modifications made to borrowers experiencing financial difficulty	$944	$1,912	$1,572	$4,428	0.09%
The Company had no material commitments to lend additional funds to borrowers included in the previous table at December 31, 2023.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following table presents the financial effect of the loan modifications presented above for material modifications to borrowers experiencing financial difficulty for the twelve months ended December 31, 2023:

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension	Payment Delay
Twelve Months Ended December 31, 2023
Commercial and industrial loans:
Working capital lines of credit loans	$0	7.50%	None	None
Non-working capital loans (1)	9,380	7.87%	58 months
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

Total commercial and industrial loans	9,380	7.84%	44 months
Total modifications	$9,380	7.84%	44 months
(1) Principal forgiveness of $9.4 million represents one $11.0 million non-working capital loan, of which $3.7 million and $5.6 million was charged off during the twelve months ended December 31, 2023 and 2022, respectively.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At December 31, 2024, no loans receiving such a modification within the last twelve months were 30 days or greater past due.
At December 31, 2024, no loans receiving a modification due to borrower financial difficulty within the last twelve months has experienced a payment default.
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
The Company’s Finance Department, which is responsible for all accounting and SEC compliance, and the Company’s Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that determine the Company’s valuation policies and procedures. Both of these areas report directly to the Executive Vice President and Chief Financial Officer of the Company. For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two departments and the Executive Vice President and Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration. If there are assets or liabilities that are determined to be Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the board of directors (the "Board") are made aware of such assets at their next scheduled meeting.
Securities pricing is obtained on securities from a third party pricing service and all security prices are tested annually against prices from another third party provider and reviewed with a market value price tolerance variance that varies by sector: municipal securities +/- 5%, government agency/MBS/CMO +/- 3% and U.S. treasuries +/- 1%. If any securities fall outside the tolerance threshold and have a variance of $100,000 or more, a determination of materiality is made for the amount over the threshold. Any security that would have a material threshold difference would be further investigated to determine why the variance exists and if any action is needed concerning the security pricing for that individual security. Changes in market value are reviewed monthly in aggregate by security type and any material differences are reviewed to determine why they exist. At least annually, the pricing methodology of the pricing service is received and reviewed to support the fair value levels used by the Company. A detailed pricing evaluation is requested and reviewed on any security determined to be fair valued using unobservable inputs by the pricing service.
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
Collateral dependent loans:  Collateral dependent loans with specific allocations of the allowance for credit losses generally based on the fair value of the underlying collateral when repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of collateral dependent loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 30-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: (a) raw materials inventory is typically discounted from its cost or book value by 40%-60%, depending on the marketability of the goods (b) finished goods are generally discounted by 40%-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good (c) work in process inventory is typically discounted by 60%-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base (d) equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is generally discounted at 20%-50% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons; and (e) marketable securities are generally discounted by 10%-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.
Mortgage servicing rights:  As of December 31, 2024, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans ("MSRs") was $1.9 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.7%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2024, the constant prepayment speed ("PSA") used was 157 and discount rate used was 10.0%. At December 31, 2023, the PSA used was 148 and the discount rate used was 10.5%.
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

NOTE 5 – FAIR VALUE (continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	2024
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. government sponsored agency securities	$0	$109,435	$0	$109,435
Mortgage-backed securities: residential	0	422,409	0	422,409
State and municipal securities	0	454,922	4,660	459,582
Total available-for-sale securities	0	986,766	4,660	991,426
Mortgage banking derivative	0	94	0	94
Interest rate swap derivative	0	25,403	0	25,403
Total assets	$0	$1,012,263	$4,660	$1,016,923

Liabilities:
Interest rate swap derivative	0	25,403	0	25,403
Total liabilities	$0	$25,403	$0	$25,403

	2023
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. government sponsored agency securities	$0	$119,479	$0	$119,479
Mortgage-backed securities: residential	0	447,842	0	447,842
State and municipal securities	0	482,127	2,280	484,407
Total available-for-sale securities	0	1,049,448	2,280	1,051,728
Mortgage banking derivative	0	47	0	47
Interest rate swap derivative	0	27,189	0	27,189
Total assets	$0	$1,076,684	$2,280	$1,078,964

Liabilities:
Mortgage banking derivative	$0	$11	$0	$11
Interest rate swap derivative	0	27,190	0	27,190
Total liabilities	$0	$27,201	$0	$27,201
The fair value of Level 3 available-for-sale securities was immaterial to warrant additional recurring fair value disclosures as of December 31, 2024 and 2023.

NOTE 5 – FAIR VALUE (continued)

The tables below present the amount of assets measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023:

	2024
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$23,174	$23,174
Non-working capital loans	0	0	3,281	3,281
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	664	664
Agri-business and agricultural loans:
Loans secured by farmland	0	0	32	32
Total collateral dependent loans	$0	$0	$27,151	$27,151
Total assets	$0	$0	$27,151	$27,151

	2023
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$1,263	$1,263
Non-working capital loans	0	0	3,374	3,374
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	682	682
Agri-business and agricultural loans:
Loans secured by farmland	0	0	31	31
Total collateral dependent loans	$0	$0	$5,350	$5,350
Other real estate owned	0	0	384	384
Total assets	$0	$0	$5,734	$5,734

NOTE 5 – FAIR VALUE (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2024:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$26,455	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	51%	4%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential	664	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	54%

Collateral dependent loans:
Loans secured by farmland	32	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	54%

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

NOTE 5 – FAIR VALUE (continued)

The following tables contain the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2024 and 2023. Items which are not financial instruments are not included.

	2024
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$168,205	$168,205	$0	$0	$168,205
Securities available-for-sale	991,426	0	986,766	4,660	991,426
Securities held-to-maturity	131,568	0	113,107	0	113,107
Real estate mortgages held-for-sale	1,700	0	1,733	0	1,733
Loans, net	5,031,988	0	0	4,916,231	4,916,231
Mortgage banking derivative	94	0	94	0	94
Interest rate swap derivative	25,403	0	25,403	0	25,403
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	28,446	0	8,178	20,268	28,446
Financial Liabilities:
Certificates of deposit	855,876	0	851,933	0	851,933
All other deposits	5,045,090	5,045,090	0	0	5,045,090
Interest rate swap derivative	25,403	0	25,403	0	25,403
Standby letters of credit	294	0	0	285	285
Accrued interest payable	15,117	425	14,692	0	15,117

	2023
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$151,824	$151,824	$0	$0	$151,824
Securities available-for-sale	1,051,728	0	1,049,448	2,280	1,051,728
Securities held-to-maturity	129,918	0	119,215	0	119,215
Real estate mortgages held-for-sale	1,158	0	1,158	0	1,158
Loans, net	4,844,562	0	0	4,694,532	4,694,532
Mortgage banking derivative	47	0	47	0	47
Interest rate swap derivative	27,189	0	27,189	0	27,189
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	30,011	0	8,558	21,453	30,011
Financial Liabilities:
Certificates of deposit	1,016,821	0	1,010,172	0	1,010,172
All other deposits	4,703,704	4,703,704	0	0	4,703,704
Federal Home Loan Bank advances	50,000	50,000	0	0	50,000
Mortgage banking derivative	11	0	11	0	11
Interest rate swap derivative	27,190	0	27,190	0	27,190
Standby letters of credit	289	0	0	289	289
Accrued interest payable	20,893	753	20,140	0	20,893

NOTE 6 – LAND, PREMISES AND EQUIPMENT, NET
Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Land	$12,572	$12,472
Premises and improvements	68,481	63,862
Equipment and furniture	32,753	37,483
Total cost	113,806	113,817
Less accumulated depreciation	53,317	55,918
Land, premises and equipment, net	$60,489	$57,899
The Company had no land, premises and equipment held for sale and included in other assets as of December 31, 2024 and 2023.
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
There have been no changes in the $5.0 million carrying amount of goodwill since 2002.
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2024, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. The Company’s annual impairment analysis was performed as of May 31, 2024. Circumstances did not substantially change during the second half of the year such that the Company believed it was necessary to perform an additional impairment analysis.
NOTE 8 – DEPOSITS
The following table details total deposits as of December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Non-interest bearing demand deposits	$1,297,456	$1,353,477
Savings and transaction accounts:
Savings deposits	276,179	301,168
Interest bearing demand deposits	3,471,455	3,049,059
Time deposits:
Other time deposits	213,099	224,083
Deposits of $100,000 to $250,000	201,412	235,096
Deposits of $250,000 or more	441,365	557,642
Total deposits	$5,900,966	$5,720,525

NOTE 8 – DEPOSITS (continued)

At December 31, 2024, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2025	$720,094
Maturing in 2026	90,709
Maturing in 2027	35,337
Maturing in 2028	5,813
Maturing in 2029	3,718
Thereafter	205
Total time deposits	$855,876
During 2023 the Bank entered into agreements with IntraFi Network relative to their Insured Cash Sweep One-Way Buy program. As of December 31, 2023 the total amount available to the Bank via this program was $100.0 million, of which, $10.0 million was drawn. During 2024 the agreement was terminated, and no amounts were outstanding or available as of December 31, 2024.
NOTE 9 – BORROWINGS
The following table details outstanding fixed rate bullet advances with the Federal Home Loan Bank ("FHLB") of Indianapolis for the years ended December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Federal Home Loan Bank of Indianapolis	$0	$50,000
The advance outstanding at December 31, 2023 was a fixed-rate bullet advance and could not be prepaid by the Company without a penalty. The advance had an interest rate of 5.55% and matured on January 5, 2024. The note required payment at maturity and was secured by residential real estate loans and securities with a carrying value of $824.0 million at December 31, 2023.
At December 31, 2024 and 2023, the Company owned $18.0 million of FHLB stock, which also secures debts owed to the FHLB. The Company is authorized by the Board to borrow up to $800.0 million at the FHLB, but availability is limited to $555.9 million based on collateral and outstanding borrowings. Federal Reserve Discount Window borrowings were secured by commercial loans and investment securities with a carrying value of $1.71 billion and $1.59 billion as of December 31, 2024 and 2023, respectively. The Company had a borrowing capacity of $1.36 billion and $1.26 billion at the Federal Reserve Bank as of December 31, 2024 and 2023, respectively. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2024 and 2023. The Company enrolled in the Federal Reserve Bank Term Funding Program that was initiated in March 2023 and had available borrowings secured by investment securities with a collateral value of $150.5 million as of December 31, 2023. There were no borrowings outstanding under the Bank Term Funding Program as of December 31, 2023. The Bank Term Funding Program was officially closed in March of 2024 whereupon the investment securities pledged as collateral by the Company were released by the Federal Reserve Bank.
The Company had $395.0 million and $325.0 million of availability in federal funds lines with thirteen and eleven correspondent banks as of December 31, 2024 and 2023, respectively; no amounts were drawn upon as of either year-end. The Bank is also a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the Exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an ‘offer’ out to sell that day. The total amount approved for the Bank via AFX banks was $304.0 million and $319.0 million at December 31, 2024 and 2023, respectively. There were no amounts drawn as of December 31, 2024 and 2023.

NOTE 9 – BORROWINGS (continued)
On October 11, 2023, the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million; this credit agreement was subsequently amended and renewed on October 2, 2024 and renews annually thereafter. There were no borrowings outstanding on the credit agreement at December 31, 2024 or December 31, 2023. Funds provided under the agreement may be used to repurchase shares of the Company's common stock under the share repurchase program, which was reauthorized by the Company's board of directors on April 11, 2023 and expires on April 30, 2025, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement has a one year term which may be amended, extended, modified or renewed.
NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS
In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan ("SERP") for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, four retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2024 and 2023.
Information as to the Company’s employee benefit plans at December 31, 2024 and 2023 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2024	2023	2024	2023
Change in benefit obligation:
Beginning benefit obligation	$1,497	$1,546	$693	$700
Interest cost	66	75	30	33
Actuarial (gain) loss	(213)	(112)	30	93
Benefits paid	(114)	(12)	(133)	(133)
Ending benefit obligation	1,236	1,497	620	693

Change in plan assets (primarily equity and fixed income investments and money market funds), at fair value:
Beginning plan assets	1,835	1,820	546	606
Actual return	221	232	57	73
Employer contribution	0	0	0	0
Benefits paid	(289)	(217)	(133)	(133)
Ending plan assets	1,767	1,835	470	546
Funded status at end of year	$531	$338	$(150)	$(147)
Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2024	2023	2024	2023
Funded status included in other assets	$531	$0	$0	$0
Funded status included in other liabilities	0	(338)	150	147
Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2024	2023	2024	2023
Net actuarial loss	$469	$478	$288	$502

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
The accumulated benefit obligation for the pension plan was $1.2 million and $1.5 million for December 31, 2024 and 2023, respectively. The accumulated benefit obligation for the SERP was $620,000 and $693,000 for December 31, 2024 and 2023, respectively.
Net period benefit cost and other amounts recognized in other comprehensive income (loss) include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2024	2023	2022	2024	2023	2022
Net pension expense:
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	66	75	53	30	33	20
Expected return on plan assets	(116)	(123)	(130)	(33)	(38)	(45)
Recognized net actuarial (gain) loss	16	18	99	45	42	45
Settlement cost	25	27	23	0	0	0
Net pension expense	$(9)	$(3)	$45	$42	$37	$20

Net (gain) loss	$(168)	$(43)	$(215)	$8	$56	$100
Amortization of net loss	(17)	(17)	(99)	(45)	(42)	(45)
Total recognized in other comprehensive income (loss)	(185)	(60)	(314)	(37)	14	55
Total recognized in net pension expense and other comprehensive income (loss)	$(194)	$(63)	$(269)	$5	$51	$75
The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized (accreted) from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is ($40,000) for the pension plan and $53,000 for the SERP. The settlement costs in 2024, 2023 and 2022 were related to participants taking lump sum distributions from the pension plan during those years.
For 2024, 2023 and 2022, the assumed form of payment elected by active participants upon retirement was a lump sum to reflect participant trends. The lump sum assumed interest rates, on the next page, for December 31, 2024, 2023 and 2022 reflect the mortality table in effect for 2024, 2023 and 2022, respectively. For 2024, 2023 and 2022, the mortality assumption was the PRI-2012 White Collar Mortality Table, with full generational Projection Scale MP-2021 at year-end.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

	Pension Benefits			SERP Benefits
	2024	2023	2022	2024	2023	2022
The following assumptions were used in calculating the net benefit obligation:
Weighted average discount rate	5.46%	4.83%	5.03%	5.46%	4.83%	5.03%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates First 5 years	4.42%	5.77%	5.10%	N/A	N/A	N/A
Next 15 years	5.04%	6.14%	5.83%	N/A	N/A	N/A
All future years	5.46%	6.19%	5.68%	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	4.83%	5.03%	2.49%	4.83%	5.03%	2.49%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
Pension Plan and SERP Assets
The Company’s investment strategies are to invest in a prudent manner for the purpose of providing benefits to participants in the pension plan and the SERP. The investment strategies are targeted to maximize the total return of the portfolio net of inflation, spending and expenses. Risk is controlled through diversification of asset types and investments in domestic and international equities and fixed income securities. The target allocations for plan assets are shown in the tables on the next page. Equity securities primarily include investments in common stocks. Debt securities include government agency and commercial bonds. Other investments consist of money market mutual funds.
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

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The Company’s pension plan asset allocation at year end 2024 and 2023, target allocation for 2025, and expected long-term rate of return by asset category are as follows:

	Target Allocation			Percentage of Plan Assets at Year End		Weighted Average Expected Long-Term Rate of Return
Asset Category	2025			2024	2023
Equity securities	55	-	65%	59%	63%	8.85%
Debt securities	35	-	45%	38%	34%	3.00%
Other	5	-	10%	3%	3%	0.10%
Total				100%	100%	6.50%
The Company’s SERP plan asset allocation at year end 2024 and 2023, target allocation for 2025, and expected long-term rate of return by asset category are as follows:

	Target Allocation			Percentage of Plan Assets at Year End		Weighted Average Expected Long-Term Rate of Return
Asset Category	2025			2024	2023
Equity securities	55	-	65%	60%	65%	8.85%
Debt securities	35	-	45%	36%	33%	3.00%
Other	5	-	10%	4%	2%	0.10%
Total				100%	100%	6.50%
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

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company’s pension plan assets at December 31, 2024, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$698	$698	$0	$0
Equity securities - US mid cap stock mutual funds	96	96	0	0
Equity securities - US small cap stock mutual funds	50	50	0	0
Equity securities - international stock mutual funds	153	153	0	0
Equity securities - emerging markets stock mutual funds	53	53	0	0
Debt securities - intermediate term bond mutual funds	466	466	0	0
Debt securities - short term bond mutual funds	172	172	0	0
Debt securities - preferred stock mutual funds	34	34	0	0
Cash - money market account	45	45	0	0
Total	$1,767	$1,767	$0	$0
The fair values of the Company’s pension plan assets at December 31, 2023, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$763	$763	$0	$0
Equity securities - US mid cap stock mutual funds	44	44	0	0
Equity securities - US small cap stock mutual funds	135	135	0	0
Equity securities - international stock mutual funds	143	143	0	0
Equity securities - emerging markets stock mutual funds	68	68	0	0
Debt securities - intermediate term bond mutual funds	373	373	0	0
Debt securities - short term bond mutual funds	153	153	0	0
Debt securities - high yield bond mutual funds	18	18	0	0
Debt securities - nontraditional bond mutual funds	12	12	0	0
Debt securities - bank loan mutual funds	35	35	0	0
Debt securities - preferred stock mutual funds	36	36	0	0
Cash - money market account	55	55	0	0
Total	$1,835	$1,835	$0	$0
There were no Level 2 or 3 securities during either year.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company’s SERP assets at December 31, 2024, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap stock mutual funds	$82	$82	$0	$0
Equity securities - US mid cap stock mutual funds	28	28	0	0
Equity securities - US small cap stock mutual funds	15	15	0	0
Equity securities - US large cap exchange traded funds	105	105	0	0
Equity securities - emerging markets stock mutual funds	14	14	0	0
Equity securities - international stock mutual funds	39	39	0	0
Debt securities - intermediate term bond mutual funds	124	124	0	0
Debt securities - short term bond mutual funds	36	36	0	0
Debt securities - preferred stock mutual funds	10	10	0	0
Cash - money market account	17	17	0	0
Total	$470	$470	$0	$0
The fair values of the Company’s SERP assets at December 31, 2023, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$236	$236	$0	$0
Equity securities - US mid cap stock mutual funds	42	42	0	0
Equity securities - US small cap stock mutual funds	13	13	0	0
Equity securities - emerging markets stock mutual funds	20	20	0	0
Equity securities - international stock mutual funds	45	45	0	0
Debt securities - intermediate term bond mutual funds	107	107	0	0
Debt securities - short term bond mutual funds	44	44	0	0
Debt securities - high yield bond mutual funds	5	5	0	0
Debt securities - nontraditional bond mutual funds	4	4	0	0
Debt securities - bank loan mutual funds	10	10	0	0
Debt securities - preferred stock mutual funds	10	10	0	0
Cash - money market account	10	10	0	0
Total	$546	$546	$0	$0
There were no Level 2 or 3 securities during either year.
Contributions
The Company did not contribute to its pension or SERP plans in 2024.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next ten years:

Plan Year	Pension Benefits	SERP Benefits
(dollars in thousands)
2025	$141	$129
2026	192	119
2027	134	107
2028	129	93
2029	117	76
2030-2034	442	206
NOTE 11 – OTHER BENEFIT PLANS
401(k) Plan
The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employee contributions up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $2.5 million, $2.0 million and $2.4 million in 2024, 2023 and 2022, respectively.
Deferred Compensation Plan
Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The expense (benefit) recognized was $1.4 million, $425,000 and ($1.0) million during the years ended December 31, 2024, 2023 and 2022, respectively. This resulted in a deferred compensation liability of $5.6 million and $4.1 million as of year end 2024 and 2023, respectively. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.
Employee Agreements
Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $5.4 million as of December 31, 2024. On December 31, 2024, no amounts were accrued on these contingent obligations.
Directors’ Deferred Compensation and Cash Plans
The Company maintains a directors’ deferred compensation plan and a cash plan. The amount owed to directors for fees under the deferred directors’ compensation and cash plans as of December 31, 2024 and 2023 was $5.7 million and $5.8 million, respectively. The related expense for the deferred directors’ compensation and cash plans for the years ended December 31, 2024, 2023 and 2022 was $387,000, $432,000 and $458,000, respectively.

NOTE 12 – INCOME TAXES
Income tax expense for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

(dollars in thousands)	2024	2023	2022
Current federal	$21,949	$16,171	$22,825
Deferred federal	(2,829)	1,302	(2,327)
Current state	63	(131)	1,297
Deferred state	(972)	(776)	(448)
Total income tax expense	$18,211	$16,566	$21,347
The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes were as follows:

(dollars in thousands)	2024	2023	2022
Income taxes at statutory federal rate of 21%	$23,455	$23,170	$26,284
Increase (decrease) in taxes resulting from:
Tax exempt income	(3,712)	(4,226)	(4,438)
Nondeductible expense	280	269	159
State income tax, net of federal tax effect	(718)	(716)	671
Captive insurance premium income	0	(261)	(417)
Tax credit investments	(150)	(713)	(586)
Bank owned life insurance	(903)	(658)	(78)
Long-term incentive plan and deferred compensation	(270)	(715)	(530)
Nondeductible compensation expense	405	784	181
Other	(176)	(368)	101
Total income tax expense	$18,211	$16,566	$21,347

NOTE 12 – INCOME TAXES (continued)
The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2024 and 2023 consisted of the following:

(dollars in thousands)	2024	2023
Deferred tax assets:
Bad debts	$21,909	$18,384
Pension and deferred compensation liability	2,166	1,823
Nonaccrual loan interest	955	494
Long-term incentive plan	1,755	2,342
Lease liability	1,727	1,199
Deferred loan fees	574	781
Accrued legal reserve	0	635
Net operating loss carryforward	1,343	913
Other	724	591
	31,153	27,162
Deferred tax liabilities:
Depreciation	3,324	3,645
Loan servicing rights	502	570
State taxes	1,153	949
Intangible assets	1,267	1,270
REIT spillover dividend	2,040	2,140
Prepaid expenses	900	801
Lease right of use	1,727	1,199
Other	331	480
	11,244	11,054
Valuation allowance	0	0
Net deferred tax asset	$19,909	$16,108
At December 31, 2024, the Company has Indiana net operating loss carryforwards of approximately $29.9 million that will expire in 2038 if not used. Management has concluded that the state net operating losses will be fully utilized and therefore no valuation allowance is necessary on the state net operating loss.
In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized net gain (loss) on securities available-for-sale included in equity was $44.1 million and $41.1 million for 2024 and 2023, respectively. The deferred income tax asset allocated to the pension plan and SERP included in equity was $188,000 and $243,000 for 2024 and 2023, respectively.
The Company evaluated its deferred tax asset at year end 2024 and has concluded that it is more likely than not that it will be realized. The Company expects to have taxable income in the future such that the deferred tax asset will be realized. Therefore, no valuation allowance is required.
Unrecognized Tax Benefits
The Company did not have any unrecognized tax benefits at December 31, 2024 or 2023. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the periods ending December 31, 2024, 2023 and 2022. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.
The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2020.

NOTE 13 – RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates as of December 31, 2024 and 2023 were as follows:

(dollars in thousands)	2024	2023
Beginning balance	$132,481	$113,435
New loans and advances	56,946	69,822
Effect of changes in related parties	0	230
Repayments and renewals	(57,693)	(51,006)
Ending balance	$131,734	$132,481
Deposits from principal officers, directors, and their affiliates at year end 2024 and 2023 were $24.7 million and $22.5 million, respectively.
The Company and Bank are an investor in certain funds managed by Centerfield Capital ("Centerfield"), a private equity investment firm. Faraz Abbasi, a director of the Company, is a Managing Partner and an owner of Centerfield. As of December 31, 2024 and 2023, the Company had an aggregate investment balance of approximately $2.7 million and $3.0 million, respectively, in such funds, which are included in other assets on the consolidated balance sheet, and had remaining commitments to invest up to approximately $2.1 million and $2.3 million, respectively. Under the terms of the applicable funds, Centerfield is entitled to customary management fees with respect to the amounts under management and investment gains, and it is estimated that Mr. Abbasi’s interest in such fees was approximately $25,000 annually for the years ended December 31, 2024 and 2023.
NOTE 14 – STOCK BASED COMPENSATION
Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the "2008 Plan"), which was approved by the Company’s stockholders. At its inception there were 1,125,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the "2013 Plan"), which was also approved by the Company’s stockholders. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 435,867 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Non-vested shares from the 2008 Plan that were unused at vesting were added to the shares available to grant of the 2013 Plan. Effective April 12, 2017, the Company adopted the Lakeland Financial Corporation 2017 Equity Incentive Plan (the "2017 Plan"), which was also approved by the Company’s stockholders and does not permit share recycling. At its inception there were 1,000,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. As of December 31, 2024, 158,658 shares were available for future grants in the 2017 Plan, which is the only active plan. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.
Included in net income for the years ended December 31, 2024, 2023 and 2022 was employee stock compensation expense of $4.6 million, $3.7 million and $7.8 million, and a related tax benefit of $1.1 million, $908,000 and $2.0 million, respectively.
Stock Options
The equity incentive plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the awards usually vest over three years. The fair value of each stock option is estimated with the Black-Scholes pricing model, using the following weighted-average assumptions as of the grant date for stock options granted during the years presented. Expected volatility is based on historical volatility of the Company’s stock over the immediately preceding expected life period, as well as other factors known on the grant date that would have a significant effect on the stock price during the expected life period. The expected stock option life used is the historical option life of the similar employee base or Board. The turnover rate is based on historical data of the similar employee base as a group

NOTE 14 – STOCK BASED COMPENSATION (continued)
and the Board as a group. The risk-free interest rate is the Treasury rate on the date of grant corresponding to the expected life period of the stock option.
There were no stock option grants or modifications in 2024, 2023 or 2022. As of December 31, 2024, there was no unrecognized compensation cost related to non-vested stock options granted under the plan.
There were no options outstanding, issued or exercised during the years ended December 31, 2024, 2023 or 2022.
Restricted Stock Awards and Units
The fair value of restricted stock awards and units is the closing price of the Company’s common stock on the date of grant, adjusted for the present value of expected dividends. The restricted stock awards fully vest after one year or more of service, determined at the grant date, with the exception of 12,350 shares granted to non-employee directors of the Board included as vested, below, which vested on the grant date.
A summary of the changes in the Company’s non-vested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	47,340	$69.65
Granted	42,294	59.51
Vested	(17,142)	60.34
Forfeited	(2,237)	64.56
Nonvested at December 31, 2024	70,255	$66.01
As of December 31, 2024, there was $1.7 million unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was $1.1 million, $862,000 and $1.2 million, respectively.
Performance Stock Units
The fair value of stock awards is the closing price of the Company’s common stock on the date of grant, adjusted for the present value of expected dividends. The expected dividend rate is assumed to be the most recent dividend rate declared by the Board on the grant date. The grant date fair value of stock awards is assumed at the target payout rate. The stock awards fully vest on the third anniversary of the grant date. The 2024-2026, 2023-2025 and 2022-2024 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on beginning equity. Shares granted below include the number of shares assumed granted based on actual performance criteria of the 2024-2026, 2023-2025 and 2022-2024 Long-Term Incentive Plans at December 31, 2024.

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	156,206	$63.18
Granted, net	45,655	58.57
Vested	(100,236)	57.59
Forfeited	(6,521)	64.58
Nonvested at December 31, 2024	95,104	$66.76
As of December 31, 2024, there was $2.1 million of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted period of 1.9 years. The total fair value of shares vested during the year ended December 31, 2024, 2023 and 2022 was $6.7 million, $7.8 million and $4.3 million, respectively. During the years ended December 31, 2024, 2023 and 2022, 100,236, 107,789 and 53,670 shares vested, respectively.

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
The capital adequacy requirements were heightened by the Basel III Rule, previously defined, which went into effect on January 1, 2015 with a phase-in period for certain aspects of the rule through 2019. Under the Basel III rule, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.00% for 2015 to 2.50% by 2019. The capital conservation buffer for 2024 and 2023 was 2.50%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The quantitative measures established by regulation to ensure capital adequacy that were in effect on December 31, 2024 and 2023, require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total, Tier I and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2024 and 2023, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 15 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2024, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank’s category.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum "Required" to Be "Well" Capitalized Under "Prompt" Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$917,769	15.90%	$461,847	8.00%	$606,175	N/A	N/A	N/A
Bank	909,232	15.76	461,612	8.00	605,866	10.50%	$577,015	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	845,352	14.64	346,385	6.00	490,713	N/A	N/A	N/A
Bank	836,845	14.50	346,209	6.00	490,463	8.50	461,612	8.00
Common Equity Tier 1 (CET1)
Consolidated	845,352	14.64	259,789	4.50	404,116	N/A	N/A	N/A
Bank	836,845	14.50	259,657	4.50	403,911	7.00	375,060	6.50
Tier I Capital (to Average Assets)
Consolidated	845,352	12.15	278,369	4.00	278,369	N/A	N/A	N/A
Bank	836,845	12.03	278,240	4.00	278,240	4.00	347,800	5.00

As of December 31, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$870,390	15.47%	$450,211	8.00%	$590,901	N/A	N/A	N/A
Bank	852,405	15.16	449,894	8.00	590,486	10.50%	$562,367	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	799,929	14.21	337,658	6.00	478,349	N/A	N/A	N/A
Bank	781,999	13.91	337,420	6.00	478,012	8.50	449,894	8.00
Common Equity Tier 1 (CET1)
Consolidated	799,929	14.21	253,243	4.50	393,934	N/A	N/A	N/A
Bank	781,999	13.91	253,065	4.50	393,657	7.00	365,539	6.50
Tier I Capital (to Average Assets)
Consolidated	799,929	11.82	270,636	4.00	270,636	N/A	N/A	N/A
Bank	781,999	11.58	270,041	4.00	270,041	4.00	337,551	5.00
The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2024, approximately $104.2 million was available to be paid as dividends to the Company by the Bank.
The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2024. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 16 – OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2024 and 2023.

	2024
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(dollars in thousands)				Financial Instruments	Cash Collateral Position	Net Amount
Assets
Interest Rate Swap Derivatives	$25,403	$0	$25,403	$0	$(21,815)	$3,588
Total Assets	$25,403	$0	$25,403	$0	$(21,815)	$3,588
Liabilities
Interest Rate Swap Derivatives	$25,403	$0	$25,403	$0	$0	$25,403
Total Liabilities	$25,403	$0	$25,403	$0	$0	$25,403

	2023
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(dollars in thousands)				Financial Instruments	Cash Collateral Position	Net Amount
Assets
Interest Rate Swap Derivatives	$27,189	$0	$27,189	$0	$(25,555)	$1,634
Total Assets	$27,189	$0	$27,189	$0	$(25,555)	$1,634
Liabilities
Interest Rate Swap Derivatives	$27,190	$0	$27,190	$0	$(90)	$27,100
Total Liabilities	$27,190	$0	$27,190	$0	$(90)	$27,100
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

NOTE 17 – COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES
During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2024 and 2023, were as follows:

	2024		2023
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial loan lines of credit	$60,856	$2,150,375	$96,814	$2,373,830
Standby letters of credit	0	49,558	0	51,383
Real estate mortgage loans	2,032	5,854	302	4,271
Real estate construction mortgage loans	1,010	5,165	0	4,271
Home equity mortgage open-ended revolving lines	0	388,235	0	364,928
Consumer loan open-ended revolving lines	0	26,589	0	26,870
Total	$63,898	$2,625,776	$97,116	$2,825,553

The index on variable rate commercial loan commitments is principally the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2024 and 2023, were as follows:

	2024		2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial loan	1.00-14.50%	3.35-11.75%	1.00-14.50%	1.63-14.50%
Real estate mortgage loan	3.00-7.38%	6.00-12.50%	7.38%	4.63-13.50%
Consumer loan open-ended revolving line	15.00%	7.50-15.00%	15.00%	8.50-15.00%
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

NOTE 18 – PARENT COMPANY STATEMENTS
The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2024	2023
ASSETS
Deposits with Lake City Bank	$5,901	$15,239
Deposits with other depository institutions	435	1,887
Cash	6,336	17,126
Investments in banking subsidiary	675,315	631,774
Other assets	2,824	3,578
Total assets	$684,475	$652,478
LIABILITIES
Dividends payable and other liabilities	$653	$2,774
STOCKHOLDERS’ EQUITY	683,822	649,704
Total liabilities and stockholders’ equity	$684,475	$652,478
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Dividends from Lake City Bank	$42,118	$46,263	$40,590
Dividends from non-bank subsidiaries	0	1,525	1,300
Other income	2	5	1
Miscellaneous expense	(5,642)	(4,768)	(8,795)
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	36,478	43,025	33,096
Income tax benefit	1,608	1,957	2,770
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	38,086	44,982	35,866
Equity in undistributed income of subsidiaries	55,392	48,785	67,951
NET INCOME	$93,478	$93,767	$103,817
COMPREHENSIVE INCOME (LOSS)	$82,173	$127,495	$(101,199)

NOTE 18 – PARENT COMPANY STATEMENTS (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$93,478	$93,767	$103,817
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(55,392)	(48,785)	(67,951)
Other changes	3,421	16,601	6,157
Net cash from operating activities	41,507	61,583	42,023
Cash flows from investing activities:
Return of capital from subsidiary	0	3,602	0
Cash flows from investing activities	0	3,602	0
Cash flows from financing activities:
Payments related to equity incentive plans	(2,815)	(3,135)	(1,780)
Purchase of treasury stock	(592)	(575)	(579)
Sales of treasury stock	391	405	221
Dividends paid	(49,281)	(47,094)	(40,838)
Cash flows from financing activities	(52,297)	(50,399)	(42,976)
Net increase (decrease) in cash and cash equivalents	(10,790)	14,786	(953)
Cash and cash equivalents at beginning of the year	17,126	2,340	3,293
Cash and cash equivalents at end of the year	$6,336	$17,126	$2,340
NOTE 19 – EARNINGS PER SHARE
Following are the factors used in the earnings per share computations:

(dollars in thousand except share and per share data)	2024	2023	2022
Basic earnings per common share:
Net income	$93,478	$93,767	$103,817
Weighted-average common shares outstanding	25,676,543	25,604,751	25,528,328
Basic earnings per common share	$3.64	$3.67	$4.07
Diluted earnings per common share:
Net income	$93,478	$93,767	$103,817
Weighted-average common shares outstanding for basic earnings per common share	25,676,543	25,604,751	25,528,328
Add: Dilutive effect of assumed exercises of stock options and awards	92,475	118,414	184,210
Average shares and dilutive potential common shares	25,769,018	25,723,165	25,712,538
Diluted earnings per common share	$3.63	$3.65	$4.04
There were no antidilutive stock options for 2024, 2023 and 2022.

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023, all shown net of tax:

(dollars in thousands)	Unrealized Gains and (Losses) on Available-for-Sale Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2024	$(154,460)	$(735)	$(155,195)
Other comprehensive income (loss) before reclassification	(13,058)	121	(12,937)
Amounts reclassified from accumulated other comprehensive income (loss)	1,586	46	1,632
Net current period other comprehensive income (loss)	(11,472)	167	(11,305)
Balance at December 31, 2024	$(165,932)	$(568)	$(166,500)

(dollars in thousands)	Unrealized Gains and (Losses) on Available-for-Sale Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2023	$(188,154)	$(769)	$(188,923)
Other comprehensive income (loss) before reclassification	32,105	(10)	32,095
Amounts reclassified from accumulated other comprehensive income (loss)	1,589	44	1,633
Net current period other comprehensive income (loss)	33,694	34	33,728
Balance at December 31, 2023	$(154,460)	$(735)	$(155,195)

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
2024
(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,962)	Interest income
Realized gains and (losses) on available-for-sale securities	(46)	Net securities gains (losses)
Tax effect	422	Income tax expense
Subtotal	(1,586)	Net of tax
Amortization of defined benefit pension items(1)	(62)	Salaries and employee benefits
Tax effect	16	Income tax expense
Subtotal	(46)	Net of tax
Total reclassifications for the period	$(1,632)	Net income

2023
(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,987)	Interest income
Realized gains and (losses) on available-for-sale securities	(25)	Net securities gains (losses)
Tax effect	423	Income tax expense
Subtotal	(1,589)	Net of tax
Amortization of defined benefit pension items(1)	(59)	Salaries and employee benefits
Tax effect	15	Income tax expense
Subtotal	(44)	Net of tax
Total reclassifications for the period	$(1,633)	Net income

2022
(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,518)	Interest income
Realized gains and (losses) on available-for-sale securities	21	Net securities gains (losses)
Tax effect	315	Income tax expense
Subtotal	(1,182)	Net of tax
Amortization of defined benefit pension items(1)	(144)	Salaries and employee benefits
Tax effect	36	Income tax expense
Subtotal	(108)	Net of tax
Total reclassifications for the period	$(1,290)	Net income
(1)Included in the computation of net pension plan expense as more fully discussed in Note 10 – Pension and Other Postretirement Plans.

NOTE 21 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2024	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$93,370	$95,018	$93,736	$91,034
Interest expense	41,676	45,745	45,440	43,618
Net interest income	51,694	49,273	48,296	47,416
Provision for credit losses	3,691	3,059	8,480	1,520
Net interest income after provision	48,003	46,214	39,816	45,896
Noninterest income	11,876	11,917	20,439	12,612
Noninterest expense	30,653	30,393	33,333	30,705
Income tax expense	5,036	4,400	4,373	4,402
Net income	$24,190	$23,338	$22,549	$23,401

Basic earnings per common share	$0.94	$0.91	$0.88	$0.91
Diluted earnings per common share	$0.94	$0.91	$0.87	$0.91

2023	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$90,942	$88,623	$84,482	$79,220
Interest expense	42,343	40,230	35,958	27,701
Net interest income	48,599	48,393	48,524	51,519
Provision for credit losses	300	400	800	4,350
Net interest income after provision	48,299	47,993	47,724	47,169
Noninterest income	17,208	10,835	11,501	10,314
Noninterest expense	29,445	29,097	42,734	29,434
Income tax expense	6,436	4,479	1,880	3,771
Net income	$29,626	$25,252	$14,611	$24,278

Basic earnings per common share	$1.16	$0.99	$0.57	$0.95
Diluted earnings per common share	$1.16	$0.98	$0.57	$0.94
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
The following is a maturity analysis of the operating lease liabilities as of December 31, 2024:

Years ending December 31, (in thousands)	Operating Lease Obligation
2025	$822
2026	792
2027	810
2028	770
2029	644
2030 and thereafter	5,267
Total undiscounted lease payments	9,105
Less imputed interest	(2,328)
Lease liability	$6,777
Right-of-use asset	$6,777

	Year Ended	Year Ended	Year Ended
(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Lease cost
Operating lease cost	$742	$724	$667
Short-term lease cost	7	18	22
Total lease cost	$749	$742	$689

Other information
Operating cash outflows from operating leases	$742	$724	$667
Weighted-average remaining lease term - operating leases	7.6 years	6.3 years	7.3 years
Weighted average discount rate - operating leases	3.7%	2.5%	2.5%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Within the prior two years of the date of the most recent financial statement, there have been no changes in or disagreements with the Company’s accountants.
ITEM 9A. CONTROLS AND PROCEDURES
a)An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.
The Company’s independent registered public accounting firm (Crowe LLP - PCAOB ID: 173) has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.
c)There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained under the captions "Election of Directors," "Corporate Governance and the Board of Directors" and "Delinquent Section 16(a) Reports" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 8, 2025, to be filed with the SEC on Form DEF 14A, and such sections are incorporated herein by reference in response to this Item.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Policies and Practices Related to the Grant of Certain Equity Awards," and "Compensation Committee Report" in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 8, 2025, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item. The information included under the heading "Compensation Committee Report" in the Proxy Statement shall not be deemed "soliciting" materials or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 8, 2025, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item.
Equity Compensation Plan Information
The table below sets forth the following information as of December 31, 2024 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:
(a)the number of securities to be issued upon the exercise of outstanding options, warrants and rights;
(b)the weighted-average exercise price of such outstanding options, warrants and rights; and
(c)other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)(2)	165,359	$0	158,658
Equity compensation plans not approved by security holders	0	0	0
Total	165,359	$0	158,658
(1)Lakeland Financial Corporation 2017 Equity Incentive Plan was adopted on April 12, 2017 by the board of directors.

(2)This amount includes 70,255 time-based restricted stock units and 95,104 performance based restricted stock units under the 2017 Equity Incentive Plan. The number of shares of the Company's common stock that may be issued pursuant to outstanding unearned performance-based restricted stock units reflects actual performance.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the caption "Certain Relationships and Related Transactions" in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 8, 2025, to be with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 13 - Related Party Transactions to the Company’s financial statements contained in Item 8.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the caption "Fees Paid to Independent Registered Public Accounting Firm" in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 8, 2025, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following financial statements are filed as part of this annual report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income, years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss), years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders' Equity, years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows, years ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements
(b)Exhibits

Exhibit No.	Document	Location

3.1	Amended and Restated Articles of Incorporation of Lakeland Financial Corporation	Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 2022

3.2	Restated Bylaws of Lakeland Financial Corporation, as amended	Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 2022

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2003

4.2	Description of Securities	Exhibit 4.4 to the Company's Form 10-K for the fiscal year ended December 31, 2019

10.1*	Lakeland Financial Corporation 2008 Equity Incentive Plan	Exhibit 10.1 to the Company’s Form S-8 filed on May 14, 2008

10.2*	Amended and Restated Lakeland Financial Corporation Director’s Fee Deferral Plan	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.3*	Form of Change in Control Agreement entered into with David M. Findlay, Kevin L. Deardorff, Eric H. Ottinger, Michael E. Gavin, Lisa M. O’Neill and Kristin L. Pruitt	Exhibit 10.1 of the Company’s Form 8-K filed on March 2, 2016

10.4*	Amended and Restated Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.5*	First Amendment to Amended and Restated Employee Deferred Compensation Plan	Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 2020

10.6*	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2004

10.7*	Amended and Restated Long Term Incentive Plan	Exhibit 10.1 to the Company’s Form10-Q for the quarter ended September 30, 2009

10.8*	Lakeland Financial Corporation 2013 Equity Incentive Plan	Appendix A to the Definitive Proxy Statement on Form DEF-14A filed on March 4, 2013

10.9*	Form of Restricted Stock Award Agreement	Exhibit 4.3 to the Company’s Form S-8 filed on July 9, 2013

10.10*	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.4 to the Company’s Form S-8 filed on July 9, 2013

10.11*	Form of Restricted Stock Unit Award Agreement	Exhibit 4.5 to the Company’s Form S-8 filed on July 9, 2013

10.12*	Lakeland Financial Corporation 2017 Equity Incentive Plan	Exhibit 4.5 to the Company’s Form S-8 filed on April 13, 2017

10.13*	Form of Restricted Stock Unit Award Agreement	Exhibit 4.6 to the Company’s Form S-8 filed on April 13, 2017

10.14*	Form of Restricted Stock Award Agreement	Exhibit 4.7 to the Company’s Form S-8 filed on April 13, 2017

10.15*	Form of Restricted Stock Award Agreement	Exhibit 4.8 to the Company’s Form S-8 filed on April 13, 2017

10.16*	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.9 to the Company’s Form S-8 filed on April 13, 2017

10.17*	Lakeland Financial Corporation Amended and Restated 2017 Equity Incentive Plan	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2021

10.18*	Form of Lakeland Financial Corporation 2017 Amended and Restated Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement	Exhibit 10.1 to the Company's Form 8-K filed on January 31, 2025

10.19*	Form of Lakeland Financial Corporation 2017 Amended and Restated Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	Exhibit 10.2 to the Company's Form 8-K filed on January 31, 2025

19.1	Lakeland Financial Corporation Insider Trading Policy	Exhibit 19.1 to the Company's Form 10-K filed on February 21, 2024

21.1	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered Public Accounting Firm	Attached hereto

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

97.1	Clawback Policy	Exhibit 97.1 to the Company's Form 10-K filed on February 21, 2024
* Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: February 19, 2025	By	/s/ David M. Findlay
David M. Findlay, Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Findlay
David M. Findlay	Chairman and Chief Executive Officer	February 19, 2025
(principal executive officer)

/s/ Kristin L. Pruitt
Kristin L. Pruitt	President and Director	February 19, 2025

/s/ Lisa M. O'Neill
Lisa M. O’Neill	Executive Vice President, Chief Financial Officer	February 19, 2025
(principal financial officer)

/s/ Brok A. Lahrman
Brok A. Lahrman	Senior Vice President, Finance and Chief Accounting Officer	February 19, 2025
(principal accounting officer)

/s/ A. Faraz Abbasi
A. Faraz Abbasi	Director	February 19, 2025

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	February 19, 2025

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	February 19, 2025

/s/ Darrianne P. Christian
Darrianne P. Christian	Director	February 19, 2025

/s/ Emily E. Pichon
Emily E. Pichon	Director	February 19, 2025

/s/ Steven D. Ross
Steven D. Ross	Director	February 19, 2025

/s/ Brian J. Smith
Brian J. Smith	Director	February 19, 2025

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	February 19, 2025

/s/ M. Scott Welch
M. Scott Welch	Director	February 19, 2025