Form 10-Q
period 2025-03-31
LAKELAND FINANCIAL CORP
filed 2025-04-30
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at April 24, 2025:  25,556,904

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$89,325	$71,733
Short-term investments	145,899	96,472
Total cash and cash equivalents	235,224	168,205

Securities available-for-sale, at fair value	1,000,875	991,426
Securities held-to-maturity, at amortized cost (fair value of $109,481 and $113,107, respectively)	131,979	131,568
Real estate mortgage loans held-for-sale	1,295	1,700
Loans, net of allowance for credit losses of $92,433 and $85,960	5,130,788	5,031,988
Land, premises and equipment, net	60,797	60,489
Bank owned life insurance	113,826	113,320
Federal Reserve and Federal Home Loan Bank stock	21,420	21,420
Accrued interest receivable	28,818	28,446
Goodwill	4,970	4,970
Other assets	121,186	124,842
Total assets	$6,851,178	$6,678,374

LIABILITIES
Noninterest bearing deposits	$1,296,907	$1,297,456
Interest bearing deposits	4,663,287	4,603,510
Total deposits	5,960,194	5,900,966

Borrowings - Federal Home Loan Bank advances	108,200	0
Accrued interest payable	14,699	15,117
Other liabilities	73,576	78,380
Total liabilities	6,156,669	5,994,463

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
26,016,494 shares issued and 25,556,904 outstanding as of March 31, 2025
25,978,831 shares issued and 25,509,592 outstanding as of December 31, 2024	130,243	129,664
Retained earnings	743,650	736,412
Accumulated other comprehensive income (loss)	(163,879)	(166,500)
Treasury stock at cost (459,590 shares as of March 31, 2025, 469,239 shares as of December 31, 2024)	(15,594)	(15,754)
Total stockholders’ equity	694,420	683,822
Noncontrolling interest	89	89
Total equity	694,509	683,911
Total liabilities and equity	$6,851,178	$6,678,374

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
NET INTEREST INCOME
Interest and fees on loans
Taxable	$81,740	$82,042
Tax exempt	292	900
Interest and dividends on securities
Taxable	3,389	3,039
Tax exempt	3,910	3,947
Other interest income	1,124	1,106
Total interest income	90,455	91,034

Interest on deposits	36,458	41,164
Interest on short-term borrowings	1,122	2,454
Total interest expense	37,580	43,618

NET INTEREST INCOME	52,875	47,416

Provision for credit losses	6,800	1,520

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	46,075	45,896

NONINTEREST INCOME
Wealth advisory fees	2,867	2,455
Investment brokerage fees	452	522
Service charges on deposit accounts	2,774	2,691
Loan and service fees	2,884	2,852
Merchant and interchange fee income	822	863
Bank owned life insurance income	322	1,036
Mortgage banking income (loss)	(51)	52
Net securities gains (losses)	0	(46)
Other income	858	2,187
Total noninterest income	10,928	12,612

NONINTEREST EXPENSE
Salaries and employee benefits	17,902	16,833
Net occupancy expense	1,980	1,740
Equipment costs	1,382	1,412
Data processing fees and supplies	4,265	3,839
Corporate and business development	1,406	1,381
FDIC insurance and other regulatory fees	800	789
Professional fees	2,380	2,463
Other expense	2,648	2,248
Total noninterest expense	32,763	30,705

INCOME BEFORE INCOME TAX EXPENSE	24,240	27,803
Income tax expense	4,155	4,402
NET INCOME	$20,085	$23,401

BASIC WEIGHTED AVERAGE COMMON SHARES	25,714,818	25,657,063

BASIC EARNINGS PER COMMON SHARE	$0.78	$0.91

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,802,865	25,747,643

DILUTED EARNINGS PER COMMON SHARE	$0.78	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited - dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$20,085	$23,401
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	2,815	(15,389)
Reclassification adjust for amortization of unrealized losses on securities transferred to held-to-maturity	490	496
Reclassification adjustment for (gains) losses included in net income	0	46
Net securities gain (loss) activity during the period	3,305	(14,847)
Tax effect	(694)	3,118
Net of tax amount	2,611	(11,729)
Defined benefit pension plans:
Amortization of net actuarial loss	13	15
Net gain activity during the period	13	15
Tax effect	(3)	(4)
Net of tax amount	10	11
Total other comprehensive income (loss), net of tax	2,621	(11,718)
Comprehensive income	$22,706	$11,683

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2024	25,430,566	$127,692	$692,760	$(155,195)	$(15,553)	$649,704	$89	$649,793
Impact of ASU 2023-02 adoption, net of tax			(532)			(532)		(532)
Adjusted balance at January 1, 2024	25,430,566	127,692	692,228	(155,195)	(15,553)	649,172	89	649,261
Comprehensive income:
Net income			23,401			23,401		23,401
Other comprehensive income (loss), net of tax				(11,718)		(11,718)		(11,718)
Cash dividends declared and paid, $0.48 per share			(12,299)			(12,299)		(12,299)
Treasury shares purchased under deferred directors' plan	(3,230)	208			(208)	0		0
Treasury shares sold and distributed under deferred directors' plan	13,275	(391)			391	0		0
Stock activity under equity compensation plans	62,814	(2,516)				(2,516)		(2,516)
Stock based compensation expense		880				880		880
Balance at March 31, 2024	25,503,425	$125,873	$703,330	$(166,913)	$(15,370)	$646,920	$89	$647,009

Balance at January 1, 2025	25,509,592	$129,664	$736,412	$(166,500)	$(15,754)	$683,822	$89	$683,911
Comprehensive income:
Net income			20,085			20,085		20,085
Other comprehensive income (loss), net of tax				2,621		2,621		2,621
Cash dividends declared and paid, $0.50 per share			(12,847)			(12,847)		(12,847)
Treasury shares purchased under deferred directors' plan	(3,095)	215			(215)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,744	(375)			375	0		0
Stock activity under equity compensation plans	37,663	(1,493)				(1,493)		(1,493)
Stock based compensation expense		2,232				2,232		2,232
Balance at March 31, 2025	25,556,904	$130,243	$743,650	$(163,879)	$(15,594)	$694,420	$89	$694,509

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Three Months Ended March 31,	2025	2024
Cash flows from operating activities:
Net income	$20,085	$23,401
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,479	1,534
Provision for credit losses	6,800	1,520
Amortization of loan servicing rights	106	109
Loans originated for sale, including participations	(2,533)	(4,535)
Net gain on sales of loans	(85)	(108)
Proceeds from sale of loans, including participations	2,986	4,112
Net (gain) loss on sales of premises and equipment	0	13
Net (gain) loss on sales and calls of securities available-for-sale	0	46
Net securities amortization	1,000	1,264
Stock based compensation expense	2,232	880
Earnings on life insurance	(322)	(1,036)
Gain on life insurance	0	(243)
Tax expense (benefit) of stock award issuances	136	(201)
Net change:
Interest receivable and other assets	(2,754)	3,298
Interest payable and other liabilities	(206)	(5,260)
Total adjustments	8,839	1,393
Net cash from operating activities	28,924	24,794

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	0	7,136
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	14,655	13,537
Purchases of securities available-for-sale	(22,210)	0
Purchase of life insurance	(211)	(193)
Net (increase) decrease in total loans	(105,600)	(81,337)
Proceeds from sales of land, premises and equipment	0	3
Purchases of land, premises and equipment	(1,787)	(1,541)
Proceeds from life insurance	0	536
Net cash from investing activities	(115,153)	(61,859)

Cash flows from financing activities:
Net increase (decrease) in total deposits	59,228	(102,440)
Proceeds from long-term FHLB borrowings	1,200	0
Proceeds from short-term FHLB borrowings	107,000	150,000
Common dividends paid	(12,847)	(12,299)
Payments related to equity incentive plans	(1,493)	(2,516)
Purchase of treasury stock	(215)	(208)
Sale of treasury stock	375	391
Net cash from financing activities	153,248	32,928
Net change in cash and cash equivalents	67,019	(4,137)
Cash and cash equivalents at beginning of the period	168,205	151,824
Cash and cash equivalents at end of the period	235,224	147,687
Cash paid during the period for:
Interest	$37,998	49,988
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for lease liabilities, net	20	0

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2025. The Company’s 2024 Annual Report on Form 10-K should be read in conjunction with these statements.
Operating Segments
All of the Company's financial results are similar and considered by management to be aggregated into one reportable segment. While the Company has assigned certain management responsibilities by region and business-line, the Company's Chief Operating Decision Maker ("CODM") evaluates financial performance on a Company-wide basis. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers.
Financial performance is reported to the CODM monthly, and the primary measure of performance is consolidated net income. The allocation of resources throughout the Company is determined annually based upon consolidated net income performance. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Company's consolidated balance sheets and consolidated statements of income. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, net occupancy expense, equipment costs, data processing fees and supplies and professional fees.
Adoption of New Accounting Standards
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

The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The amendments in this update require a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. This standard did not have an impact on the consolidated financial statements based upon the nature of the Company's current operations.
On March 18, 2025, the FASB issued ASU 2025-02, which provided amendments to SEC paragraphs pursuant to Staff Accounting Bulletin 122. This amendment removed text related to "Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Its Platform Users," from ASU 405-10-S99-1 as Staff Accounting Bulletin 122 rescinded the topic.
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
The amendments in this update are effective for public business entities for annual periods beginning after December 31, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of this update on its disclosures, however does not expect the adoption of this update to have a material impact on the year-end consolidated financial statements.
On November 8, 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development).
The amendments in this update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity (1) Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an is an expense caption presented on the face of the income statement within continuing operations that contains any of the following expense categories listed in (a)-(e); (2) Include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as other disaggregation requirements; (3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) Disclose the total amount of selling expenses, and in annual reporting periods, an entity's definition of selling expenses. An entity is not precluded from providing additional voluntarily disclosures that may provide investors with additional decision-useful information.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2025
U.S. government sponsored agencies	$139,872	$44	$(24,798)	$0	$115,118
Mortgage-backed securities: residential	505,416	494	(66,992)	0	438,918
State and municipal securities	543,847	17	(97,025)	0	446,839
Total	$1,189,135	$555	$(188,815)	$0	$1,000,875

December 31, 2024
U.S. government sponsored agencies	$137,150	$0	$(27,715)	$0	$109,435
Mortgage-backed securities: residential	500,278	83	(77,952)	0	422,409
State and municipal securities	545,073	17	(85,508)	0	459,582
Total	$1,182,501	$100	$(191,175)	$0	$991,426
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2025
State and municipal securities	$131,979	$0	$(22,498)	$0	$109,481

December 31, 2024
State and municipal securities	$131,568	$0	$(18,461)	$0	$113,107
The Company has the current intent and ability to hold held-to-maturity securities until maturity. All of the Company's securities designated as held-to-maturity were transferred from the available-for-sale classification. The net unrealized gain or loss on the transferred securities was recorded as a component of accumulated other comprehensive income (loss) at the time of the transfer and is amortized over the remaining life of the underlying securities as an adjustment to the yield on those securities. The net amount of the unamortized unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) was $18.5 million ($14.6 million, net of tax) at March 31, 2025.

Information regarding the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by maturity as of March 31, 2025 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$220	$220	$0	$0
Due after one year through five years	9,727	9,191	0	0
Due after five years through ten years	68,708	61,691	7,239	6,283
Due after ten years	605,064	490,855	124,740	103,198
	683,719	561,957	131,979	109,481
Mortgage-backed securities	505,416	438,918	0	0
Total debt securities	$1,189,135	$1,000,875	$131,979	$109,481
Available-for-sale securities proceeds, gross gains and gross losses are presented below.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Sales of securities available-for-sale
Proceeds	$0	$7,136
Gross gains	0	0
Gross losses	0	(46)
Number of securities	0	15
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
Securities with fair values of $554.0 million and $560.2 million were pledged as of March 31, 2025 and December 31, 2024, respectively, as collateral for borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of March 31, 2025 and December 31, 2024 is presented on the following page. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
U.S. government sponsored agencies	$0	$0	$110,076	$24,798	$110,076	$24,798
Mortgage-backed securities: residential	7,773	73	389,792	66,919	397,565	66,992
State and municipal securities	20,078	794	421,691	96,231	441,769	97,025
Total available-for-sale	$27,851	$867	$921,559	$187,948	$949,410	$188,815

December 31, 2024
U.S. government sponsored agencies	$0	$0	$109,435	$27,715	$109,435	$27,715
Mortgage-backed securities: residential	23,204	249	390,483	77,703	413,687	77,952
State and municipal securities	12,928	439	443,569	85,069	456,497	85,508
Total available-for-sale	$36,132	$688	$943,487	$190,487	$979,619	$191,175
Information regarding held-to-maturity securities with unrealized losses as of March 31, 2025 and December 31, 2024 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
State and municipal securities	$0	$0	$109,481	$22,498	$109,481	$22,498

December 31, 2024
State and municipal securities	$0	$0	$113,107	$18,461	$113,107	$18,461
The total number of securities with unrealized losses as of March 31, 2025 and December 31, 2024 is presented below.

	Available-for-Sale			Held-to-Maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
March 31, 2025
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	4	123	127	0	0	0
State and municipal securities	26	385	411	0	41	41
Total temporarily impaired	30	525	555	0	41	41

December 31, 2024
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	9	124	133	0	0	0
State and municipal securities	23	392	415	0	41	41
Total temporarily impaired	32	533	565	0	41	41
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
No allowance for credit losses for available-for-sale or held-to-maturity debt securities was recorded at March 31, 2025 or December 31, 2024. Accrued interest receivable on securities totaled $7.0 million and $7.5 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.
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

NOTE 3. LOANS

(dollars in thousands)	March 31, 2025		December 31, 2024
Commercial and industrial loans:
Working capital lines of credit loans	$716,522	13.7%	$649,609	12.7%
Non-working capital loans	807,048	15.5	801,256	15.6
Total commercial and industrial loans	1,523,570	29.2	1,450,865	28.3

Commercial real estate and multi-family residential loans:
Construction and land development loans	623,905	12.0	567,781	11.1
Owner occupied loans	804,933	15.4	807,090	15.8
Nonowner occupied loans	852,033	16.3	872,671	17.0
Multifamily loans	339,946	6.5	344,978	6.7
Total commercial real estate and multi-family residential loans	2,620,817	50.2	2,592,520	50.6

Agri-business and agricultural loans:
Loans secured by farmland	156,112	3.0	156,609	3.1
Loans for agricultural production	227,659	4.3	230,787	4.5
Total agri-business and agricultural loans	383,771	7.3	387,396	7.6

Other commercial loans:	94,927	1.8	95,584	1.9
Total commercial loans	4,623,085	88.5	4,526,365	88.4

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	265,855	5.1	259,286	5.1
Open end and junior lien loans	217,981	4.2	214,125	4.2
Residential construction and land development loans	16,359	0.3	16,818	0.3
Total consumer 1-4 family mortgage loans	500,195	9.6	490,229	9.6

Other consumer loans	102,254	1.9	104,041	2.0
Total consumer loans	602,449	11.5	594,270	11.6
Subtotal	5,225,534	100.0%	5,120,635	100.0%
Less: Allowance for credit losses	(92,433)		(85,960)
Net deferred loan fees	(2,313)		(2,687)
Loans, net	$5,130,788		$5,031,988
The recorded investment in loans does not include accrued interest, which totaled $21.1 million and $20.3 million as of March 31, 2025 and December 31, 2024, respectively.
The Company had $821,000 and $424,000 in residential real estate loans in the process of foreclosure as of March 31, 2025 and December 31, 2024, respectively.
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

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods shown:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended March 31, 2025
Beginning balance, January 1	$45,539	$30,865	$3,541	$743	$3,358	$1,531	$383	$85,960
Provision for credit losses	6,741	(423)	(41)	(20)	124	343	76	6,800
Loans charged-off	(10)	0	0	0	(24)	(474)	0	(508)
Recoveries	32	26	0	0	6	117	0	181
Net loans (charged-off) recovered	22	26	0	0	(18)	(357)	0	(327)
Ending balance	$52,302	$30,468	$3,500	$723	$3,464	$1,517	$459	$92,433

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended March 31, 2024
Beginning balance, January 1	$30,338	$31,335	$4,150	$1,129	$3,474	$1,174	$372	$71,972
Provision for credit losses	542	717	(38)	(107)	21	256	129	1,520
Loans charged-off	(194)	0	0	0	0	(310)	0	(504)
Recoveries	34	26	0	0	23	109	0	192
Net loans (charged-off) recovered	(160)	26	0	0	23	(201)	0	(312)
Ending balance	$30,720	$32,078	$4,112	$1,022	$3,518	$1,229	$501	$73,180
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

The following table summarizes the risk category of loans by loan segment and year of origination as of March 31, 2025:

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$3,747	$1,550	$103	$1,550	$1,192	$528	$8,670	$582,436	$591,106
Special Mention	0	0	997	0	0	0	997	51,128	52,125
Substandard	0	0	0	931	0	259	1,190	28,978	30,168
Doubtful	0	0	3,015	39,994	0	0	43,009	0	43,009
Total	3,747	1,550	4,115	42,475	1,192	787	53,866	662,542	716,408
Working capital lines of credit loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Non-working capital loans:
Pass	26,773	157,729	148,366	156,661	52,864	54,564	596,957	173,657	770,614
Special Mention	892	7,093	2,324	2,039	1,607	896	14,851	6,419	21,270
Substandard	314	0	3,063	1,594	105	3,946	9,022	401	9,423
Doubtful	0	0	0	0	21	363	384	0	384
Not Rated	512	1,226	1,524	1,028	302	295	4,887	0	4,887
Total	28,491	166,048	155,277	161,322	54,899	60,064	626,101	180,477	806,578
Non-working capital loans:
Current period gross write offs	0	0	0	0	0	0	0	10	10
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	16,094	24,839	58,263	40,754	24,140	0	164,090	458,160	622,250
Total	16,094	24,839	58,263	40,754	24,140	0	164,090	458,160	622,250
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	29,473	99,197	124,885	118,041	140,991	222,158	734,745	37,777	772,522
Special Mention	300	6,153	2,621	14,609	0	3,056	26,739	0	26,739
Substandard	1,737	315	311	0	1,349	1,454	5,166	0	5,166
Total	31,510	105,665	127,817	132,650	142,340	226,668	766,650	37,777	804,427
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Nonowner occupied loans:
Pass	26,755	156,586	116,164	150,467	104,684	170,940	725,596	107,705	833,301

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Nonowner occupied loans (continued):
Special Mention	0	588	15,506	106	0	0	16,200	1,930	18,130
Total	26,755	157,174	131,670	150,573	104,684	170,940	741,796	109,635	851,431
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	38,669	70,356	72,075	7,851	52,921	34,930	276,802	62,556	339,358
Special Mention	0	0	0	303	0	0	303	0	303
Total	38,669	70,356	72,075	8,154	52,921	34,930	277,105	62,556	339,661
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	3,602	15,147	18,955	33,162	22,760	42,785	136,411	17,313	153,724
Special Mention	2,000	122	205	0	0	0	2,327	0	2,327
Substandard	0	0	0	0	0	67	67	0	67
Total	5,602	15,269	19,160	33,162	22,760	42,852	138,805	17,313	156,118
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	885	15,418	25,757	21,102	23,557	21,345	108,064	118,430	226,494
Special Mention	0	0	0	0	0	0	0	1,251	1,251
Total	885	15,418	25,757	21,102	23,557	21,345	108,064	119,681	227,745
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	3,424	7,405	16,598	28,944	3,202	15,667	75,240	17,743	92,983
Special Mention	0	0	0	0	0	1,842	1,842	0	1,842
Total	3,424	7,405	16,598	28,944	3,202	17,509	77,082	17,743	94,825
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	4,697	11,361	8,085	8,666	11,024	10,284	54,117	6,821	60,938

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Closed end first mortgage loans (continued):
Special Mention	0	121	223	163	64	0	571	0	571
Substandard	0	0	263	317	89	611	1,280	0	1,280
Not Rated	6,298	29,141	53,471	46,886	32,157	34,747	202,700	0	202,700
Total	10,995	40,623	62,042	56,032	43,334	45,642	258,668	6,821	265,489
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	24	24	0	24
Open end and junior lien loans:
Pass	128	561	726	0	212	5	1,632	9,973	11,605
Special Mention	0	0	0	0	0	302	302	0	302
Substandard	0	0	103	0	12	23	138	81	219
Not Rated	5,963	18,706	14,296	16,205	3,869	1,847	60,886	147,016	207,902
Total	6,091	19,267	15,125	16,205	4,093	2,177	62,958	157,070	220,028
Open end and junior lien loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Residential construction loans:
Not Rated	130	9,932	762	2,014	1,361	2,069	16,268	0	16,268
Total	130	9,932	762	2,014	1,361	2,069	16,268	0	16,268
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	303	78	963	168	93	0	1,605	22,044	23,649
Special Mention	0	0	0	475	0	131	606	0	606
Substandard	0	111	120	84	12	38	365	0	365
Not Rated	4,218	21,526	20,061	10,691	5,990	4,828	67,314	10,059	77,373
Total	4,521	21,715	21,144	11,418	6,095	4,997	69,890	32,103	101,993
Other consumer loans:
Current period gross write offs	0	20	82	8	58	0	168	306	474

Total Loans	$176,914	$655,261	$709,805	$704,805	$484,578	$629,980	$3,361,343	$1,861,878	$5,223,221

Total period gross write offs	$0	$20	$82	$8	$58	$24	$192	$316	$508

The following table summarizes the risk category of loans by loan segment and year of origination as of December 31, 2024:

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$1,599	$114	$1,640	$1,647	$651	$0	$5,651	$525,179	$530,830
Special Mention	0	0	0	0	0	0	0	48,301	48,301
Substandard	0	0	933	0	195	219	1,347	25,878	27,225
Doubtful	0	3,090	39,994	0	0	0	43,084	0	43,084
Total	1,599	3,204	42,567	1,647	846	219	50,082	599,358	649,440
Working capital lines of credit loans:
Current period gross write offs	0	0	94	0	0	0	94	136	230
Non-working capital loans:
Pass	151,920	157,276	173,274	58,591	32,909	28,582	602,552	164,106	766,658
Special Mention	3,901	2,614	2,024	1,637	393	1,894	12,463	6,491	18,954
Substandard	0	2,986	1,598	107	4,142	584	9,417	406	9,823
Doubtful	0	0	0	21	386	0	407	0	407
Not Rated	1,297	1,657	1,149	395	395	23	4,916	0	4,916
Total	157,118	164,533	178,045	60,751	38,225	31,083	629,755	171,003	800,758
Non-working capital loans:
Current period gross write offs	0	383	0	542	179	44	1,148	237	1,385
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	23,264	69,737	43,228	2,566	0	0	138,795	426,577	565,372
Special Mention	603	0	0	0	0	0	603	0	603
Total	23,867	69,737	43,228	2,566	0	0	139,398	426,577	565,975
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	98,847	138,299	120,191	143,642	109,451	129,051	739,481	35,003	774,484
Special Mention	6,295	2,728	14,777	0	619	2,488	26,907	0	26,907
Substandard	318	318	0	3,101	1,457	0	5,194	0	5,194
Total	105,460	141,345	134,968	146,743	111,527	131,539	771,582	35,003	806,585
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	840	840	0	840

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Nonowner occupied loans (continued):
Pass	152,963	118,517	168,387	101,064	119,612	77,497	738,040	110,441	848,481
Special Mention	0	15,650	108	5,868	0	0	21,626	1,895	23,521
Total	152,963	134,167	168,495	106,932	119,612	77,497	759,666	112,336	872,002
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	70,497	61,679	11,708	52,995	29,177	9,794	235,850	108,486	344,336
Special Mention	0	0	307	0	0	0	307	0	307
Total	70,497	61,679	12,015	52,995	29,177	9,794	236,157	108,486	344,643
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	14,574	21,241	29,601	23,043	25,192	18,312	131,963	24,249	156,212
Special Mention	122	209	0	0	0	0	331	0	331
Substandard	0	0	0	0	0	71	71	0	71
Total	14,696	21,450	29,601	23,043	25,192	18,383	132,365	24,249	156,614
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	15,945	26,704	21,611	24,374	21,446	1,450	111,530	118,090	229,620
Special Mention	0	0	0	0	0	0	0	1,275	1,275
Total	15,945	26,704	21,611	24,374	21,446	1,450	111,530	119,365	230,895
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	6,639	17,137	29,985	3,397	11,310	5,544	74,012	19,609	93,621
Special Mention	0	0	0	0	0	1,872	1,872	0	1,872
Total	6,639	17,137	29,985	3,397	11,310	7,416	75,884	19,609	95,493
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	11,104	8,511	9,274	11,278	6,252	4,685	51,104	4,299	55,403

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Closed end first mortgage loans (continued):
Special Mention	122	226	165	66	0	0	579	0	579
Substandard	0	83	319	90	0	629	1,121	0	1,121
Not Rated	28,706	55,641	47,355	34,173	13,543	22,396	201,814	0	201,814
Total	39,932	64,461	57,113	45,607	19,795	27,710	254,618	4,299	258,917
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	574	738	0	438	0	5	1,755	10,090	11,845
Special Mention	0	0	0	0	309	0	309	0	309
Substandard	0	104	0	15	0	81	200	118	318
Not Rated	21,929	16,134	18,053	4,660	644	2,894	64,314	139,351	203,665
Total	22,503	16,976	18,053	5,113	953	2,980	66,578	149,559	216,137
Open end and junior lien loans:
Current period gross write offs	0	0	79	0	0	0	79	15	94
Residential construction loans:
Not Rated	10,030	1,154	2,045	1,386	759	1,348	16,722	0	16,722
Total	10,030	1,154	2,045	1,386	759	1,348	16,722	0	16,722
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	79	971	234	109	0	0	1,393	20,742	22,135
Special Mention	0	0	475	0	157	0	632	0	632
Substandard	0	128	54	76	17	0	275	0	275
Not Rated	23,508	22,250	11,824	6,688	3,743	1,782	69,795	10,930	80,725
Total	23,587	23,349	12,587	6,873	3,917	1,782	72,095	31,672	103,767
Other consumer loans:
Current period gross write offs	49	303	236	33	0	26	647	272	919

Total loans	$644,836	$745,896	$750,313	$481,427	$382,759	$311,201	$3,316,432	$1,801,516	$5,117,948

Total current period gross write offs	$49	$686	$409	$575	$179	$910	$2,808	$660	$3,468

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
The following table presents the aging of the amortized cost basis in past due loans as of March 31, 2025 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$669,137	$997	$0	$670,134	$46,274	$567	$716,408
Non-working capital loans	798,635	515	0	799,150	7,428	156	806,578
Commercial real estate and multi-family residential loans:
Construction and land development loans	622,250	0	0	622,250	0	0	622,250
Owner occupied loans	802,662	0	0	802,662	1,765	311	804,427
Nonowner occupied loans	851,431	0	0	851,431	0	0	851,431
Multifamily loans	339,661	0	0	339,661	0	0	339,661
Agri-business and agricultural loans:
Loans secured by farmland	156,038	13	0	156,051	67	0	156,118
Loans for agricultural production	227,745	0	0	227,745	0	0	227,745
Other commercial loans	94,825	0	0	94,825	0	0	94,825
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	261,921	2,282	7	264,210	1,279	647	265,489
Open end and junior lien loans	219,696	113	0	219,809	219	219	220,028
Residential construction loans	16,268	0	0	16,268	0	0	16,268
Other consumer loans	101,239	389	0	101,628	365	23	101,993
Total	$5,161,508	$4,309	$7	$5,165,824	$57,397	$1,923	$5,223,221
An insignificant amount of interest income was recognized on nonaccrual loans during the three month period ended March 31, 2025.

The following table presents the aging of the amortized cost basis in past due loans as of December 31, 2024 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$603,016	$1,082	$0	$604,098	$45,342	$594	$649,440
Non-working capital loans	792,577	663	3	793,243	7,515	37	800,758
Commercial real estate and multi-family residential loans:
Construction and land development loans	565,975	0	0	565,975	0	0	565,975
Owner occupied loans	804,810	0	0	804,810	1,775	318	806,585
Nonowner occupied loans	872,002	0	0	872,002	0	0	872,002
Multifamily loans	344,643	0	0	344,643	0	0	344,643
Agri-business and agricultural loans:
Loans secured by farmland	156,543	0	0	156,543	71	0	156,614
Loans for agricultural production	230,895	0	0	230,895	0	0	230,895
Other commercial loans	95,493	0	0	95,493	0	0	95,493
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	256,486	1,284	26	257,796	1,121	665	258,917
Open end and junior lien loans	215,505	314	0	215,819	318	318	216,137
Residential construction loans	16,722	0	0	16,722	0	0	16,722
Other consumer loans	102,565	927	0	103,492	275	17	103,767
Total	$5,057,232	$4,270	$29	$5,061,531	$56,417	$1,949	$5,117,948
An insignificant amount of interest income was recognized on nonaccrual loans during the year ended December 31, 2024.
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

The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	March 31, 2025
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$125	$65,695	$446	$66,266
Non-working capital loans	1,759	6,463	11	8,233
Commercial real estate and multi-family residential loans:
Owner occupied loans	315	3,501	0	3,816
Agri-business and agricultural loans:
Loans secured by farmland	0	67	0	67
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,279	0	0	1,279
Open end and junior lien loans	222	0	0	222
Other consumer loans	0	0	359	359
Total	$3,700	$75,726	$816	$80,242

	December 31, 2024
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$64,023	$447	$64,520
Non-working capital loans	1,891	6,585	19	8,495
Commercial real estate and multi-family residential loans:
Owner occupied loans	318	3,512	0	3,830
Agri-business and agricultural loans:
Loans secured by farmland	0	71	0	71
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,121	0	0	1,121
Open end and junior lien loans	318	0	0	318
Other consumer loans	0	0	272	272
Total	$3,698	$74,191	$738	$78,627
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
During the three months ended March 31, 2025 and 2024, there were no material modifications made to borrowers experiencing financial difficulty.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty by reviewing the delinquency and payment default status of such loans to understand the effectiveness of its relief efforts. At March 31, 2025, no loans within the previous twelve months received a modification due to a borrower experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion thereof) has subsequently been deemed uncollectible, the loan (or a portion thereof) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
NOTE 5. BORROWINGS
For the periods ended below, advances from the Federal Home Loan Bank of Indianapolis ("FHLBI") were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Short-term fixed rate bullet advance, 4.49%, due April 3, 2025	$107,000	$0
Long-term fixed rate bullet advance, 0.00%, due March 12, 2035	1,200	0
Total	$108,200	$0
For the period ended March 31, 2025, the Company had advances outstanding from the FHLBI of $108.2 million. The fixed rate bullet advance due April 3, 2025 had an interest rate of 4.49% in the amount $107.0 million and was paid at maturity. The fixed rate bullet advance due March 12, 2035 has an interest rate of 0.00% in the amount of $1.2 million. The $1.2 million advance is a rate-subsidized Community Development Financial Institution ("CDFI") Rate Buydown Advance offered by the FHLBI. The Company extended a low cost loan to a qualifying CDFI within its operating footprint that was then funded by the fixed rate advance from the Rate Buydown Advance program. For the period ended December 31, 2024, the Company had no advances outstanding with the FHLBI. There were no Federal Funds purchased outstanding at March 31, 2025 and December 31, 2024.
On October 2, 2024, the Company renewed an unsecured revolving credit agreement with a financial institution allowing the Company to borrow up to $30.0 million. The credit agreement has a one year term which may be amended, extended, modified or renewed. Funds provided under the agreement can be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 8, 2025, and expires on April 30, 2027, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. There were no outstanding borrowings on the credit agreement at March 31, 2025 and December 31, 2024.
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
Mortgage servicing rights:  As of March 31, 2025, the value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $1.8 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.8%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At March 31, 2025, the constant prepayment speed (“PSA”) used was 162 and used a discount rate of 10.0%. At December 31, 2024, the PSA used was 157 and the discount rate used was 10.0%.
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

The tables below present the balances of assets measured at fair value on a recurring basis:

	March 31, 2025
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	$0	$115,118	$0	$115,118
Mortgage-backed securities: residential	0	438,918	0	438,918
State and municipal securities	0	442,259	4,580	446,839
Total securities available-for-sale	0	996,295	4,580	1,000,875
Mortgage banking derivative	0	86	0	86
Interest rate swap derivative	0	20,247	0	20,247
Total assets	$0	$1,016,628	$4,580	$1,021,208

Liabilities:
Mortgage banking derivative	$0	$23	$0	$23
Interest rate swap derivative	0	20,247	0	20,247
Total liabilities	$0	$20,270	$0	$20,270

	December 31, 2024
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	$0	$109,435	$0	$109,435
Mortgage-backed securities: residential	0	422,409	0	422,409
State and municipal securities	0	454,922	4,660	459,582
Total securities available-for-sale	0	986,766	4,660	991,426
Mortgage banking derivative	0	94	0	94
Interest rate swap derivative	0	25,403	0	25,403
Total assets	$0	$1,012,263	$4,660	$1,016,923

Liabilities:
Interest rate swap derivative	0	25,403	0	25,403
Total liabilities	$0	$25,403	$0	$25,403
The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below present the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2025
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$18,657	$18,657
Non-working capital loans	0	0	3,051	3,051
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	646	646
Agri-business and agricultural loans:
Loans secured by farmland	0	0	30	30
Total collateral dependent loans	0	0	22,384	22,384
Total assets	$0	$0	$22,384	$22,384

	December 31, 2024
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$23,174	$23,174
Non-working capital loans	0	0	3,281	3,281
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	664	664
Agri-business and agricultural loans:
Loans secured by farmland	0	0	32	32
Total collateral dependent loans	0	0	27,151	27,151
Total assets	$0	$0	$27,151	$27,151
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2025:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$21,708	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	66%	35%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	646	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	56%

Collateral dependent loans:
Agri-business and agricultural	30	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	56%

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2024:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$26,455	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	51%	4%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	664	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	54%

Collateral dependent loans:
Agri-business and agricultural	32	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	54%
The following tables contain the estimated fair values and the related carrying values of the Company’s financial instruments. Items that are not financial instruments are not included.

	March 31, 2025
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$235,224	$235,224	$0	$0	$235,224
Securities available-for-sale	1,000,875	0	996,295	4,580	1,000,875
Securities held-to-maturity	131,979	0	109,481	0	109,481
Real estate mortgages held-for-sale	1,295	0	1,326	0	1,326
Loans, net	5,130,788	0	0	5,039,975	5,039,975
Mortgage banking derivative	86	0	86	0	86
Interest rate swap derivative	20,247	0	20,247	0	20,247
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	28,818	0	7,763	21,055	28,818
Financial Liabilities:
Certificates of deposit	$815,209	$0	$811,881	$0	$811,881
All other deposits	5,144,985	5,144,985	0	0	5,144,985
Federal Home Loan Bank advances:
Short-term advance	107,000	107,000	0	0	107,000
Long-term advance	1,200	754	0	0	754
Mortgage banking derivative	23	0	23	0	23
Interest rate swap derivative	20,247	0	20,247	0	20,247
Standby letters of credit	251	0	0	251	251
Accrued interest payable	14,699	406	14,293	0	14,699

	December 31, 2024
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$168,205	$168,205	$0	$0	$168,205
Securities available-for-sale	991,426	0	986,766	4,660	991,426
Securities held-to-maturity	131,568	0	113,107	0	113,107
Real estate mortgages held-for-sale	1,700	0	1,733	0	1,733
Loans, net	5,031,988	0	0	4,916,231	4,916,231
Mortgage banking derivative	94	0	94	0	94
Interest rate swap derivative	25,403	0	25,403	0	25,403
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	28,446	0	8,178	20,268	28,446
Financial Liabilities:
Certificates of deposit	$855,876	$0	$851,933	$0	$851,933
All other deposits	5,045,090	5,045,090	0	0	5,045,090
Interest rate swap derivative	25,403	0	25,403	0	25,403
Standby letters of credit	294	0	0	285	285
Accrued interest payable	15,117	425	14,692	0	15,117
NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$20,247	$0	$20,247	$0	$(20,835)	$(588)
Total Assets	$20,247	$0	$20,247	$0	$(20,835)	$(588)
Liabilities
Interest Rate Swap Derivatives	$20,247	$0	$20,247	$0	$0	$20,247
Total Liabilities	$20,247	$0	$20,247	$0	$0	$20,247

	December 31, 2024
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$25,403	$0	$25,403	$0	$(21,815)	$3,588
Total Assets	$25,403	$0	$25,403	$0	$(21,815)	$3,588
Liabilities
Interest Rate Swap Derivatives	$25,403	$0	$25,403	$0	$0	$25,403
Total Liabilities	$25,403	$0	$25,403	$0	$0	$25,403

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

	Three Months Ended March 31,
	2025	2024
Weighted average shares outstanding for basic earnings per common share	25,714,818	25,657,063
Dilutive effect of stock based awards	88,047	90,580
Weighted average shares outstanding for diluted earnings per common share	25,802,865	25,747,643

Basic earnings per common share	$0.78	$0.91
Diluted earnings per common share	$0.78	$0.91
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2025	$(165,932)	$(568)	$(166,500)
Other comprehensive income (loss) before reclassification	2,224	0	2,224
Amounts reclassified from accumulated other comprehensive income (loss)	387	10	397
Net current period other comprehensive income (loss)	2,611	10	2,621
Balance at March 31, 2025	$(163,321)	$(558)	$(163,879)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2024	$(154,460)	$(735)	$(155,195)
Other comprehensive income (loss) before reclassification	(12,157)	0	(12,157)
Amounts reclassified from accumulated other comprehensive income (loss)	428	11	439
Net current period other comprehensive income (loss)	(11,729)	11	(11,718)
Balance at March 31, 2024	$(166,189)	$(724)	$(166,913)

Reclassifications out of accumulated comprehensive income (loss) for the three months ended March 31, 2025 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(490)	Interest income
Tax effect	103	Income tax expense
	(387)	Net of tax
Amortization of defined benefit pension items	(13)	Other expense
Tax effect	3	Income tax expense
	(10)	Net of tax
Total reclassifications for the period	$(397)	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(496)	Interest income
Realized gains and (losses) on available-for-sale securities	(46)	Net securities gains (losses)
Tax effect	114	Income tax expense
	(428)	Net of tax
Amortization of defined benefit pension items	(15)	Other expense
Tax effect	4	Income tax expense
	(11)	Net of tax
Total reclassifications for the period	$(439)	Net income
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

The following is a maturity analysis of the operating lease liabilities as of March 31, 2025:

Years ending December 31, (in thousands)	Operating Lease Obligation
2025	$622
2026	803
2027	814
2028	770
2029	644
2030 and thereafter	5,267
Total undiscounted lease payments	8,920
Less imputed interest	(2,267)
Lease liability	$6,653
Right-of-use asset	$6,653

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Lease cost
Operating lease cost	$198	$185
Short-term lease cost	1	2
Total lease cost	$199	$187

Other information
Operating cash outflows from operating leases	$198	$185
Weighted-average remaining lease term - operating leases	7.6 years	6.0 years
Weighted average discount rate - operating leases	3.7%	2.5%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first three months of 2025 was $20.1 million, which decreased $3.3 million, or 14.2%, from $23.4 million for the comparable period of 2024. Diluted income per common share was $0.78 in the first three months of 2025, a decrease of 14.3% from $0.91 in the comparable period of 2024. The decrease in net income for 2025 was primarily due to an increase in the provision for credit losses of $5.3 million, or 347.4%, an increase in noninterest expense of $2.1 million, or 6.7%, and a decrease in noninterest income of $1.7 million, or 13.4%. Offsetting these effects was an increase to net interest income of $5.5 million, or 11.5%. Pretax pre-provision earnings, a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense, were $31.0 million in the first three months of 2025, an increase of $1.7 million, or 5.9%, compared to $29.3 million for the comparable period of 2024.
Annualized return on average total equity was 11.70% in the first three months of 2025 versus 14.59% in the comparable period of 2024. Annualized return on average total assets was 1.20% in the first three months of 2025 versus 1.44% for the comparable period of 2024. The Company's average equity to average assets ratio was 10.29% in the first three months of 2025 versus 9.84% in the comparable period of 2024.
The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 10.09% at March 31, 2025, compared to 9.80% at March 31, 2024 and 10.19% at December 31, 2024. Unrealized losses from available-for-sale investment securities were $188.3 million at March 31, 2025, compared to $189.9 million at March 31, 2024 and $191.1 million at December 31, 2024. When excluding the impact of accumulated other comprehensive income (loss) ("AOCI") on tangible common equity and tangible assets, the Company's adjusted tangible common equity to adjusted tangible assets ratio, which is a non-GAAP financial measure, was 12.19% at March 31, 2025, compared to 12.03% at March 31, 2024 and 12.37% at December 31, 2024.
Total assets were $6.851 billion as of March 31, 2025 versus $6.678 billion as of December 31, 2024, an increase of $172.8 million, or 2.6%. Balance sheet expansion was driven by increases to total loans, net of the allowance for credit losses, which increased $98.8 million, or 2.0%, cash and cash equivalents, which increased $67.0 million, or 39.8%, and available-for-sale securities, which increased $9.4 million, or 1.0%. Funding the balance sheet expansion between December 31, 2024 and March 31, 2025 were total deposits, which increased $59.2 million, or 1.0%, and total borrowings, which increased $108.2 million. Total equity increased $10.6 million, or 1.5%, from $683.9 million at December 31, 2024 to $694.5 million at March 31, 2025. Retained earnings increased $7.2 million, or 1.0%, primarily as a result of net income of $20.1 million and reduced by dividends declared and paid of $12.8 million.
CRITICAL ACCOUNTING POLICIES
The Company’s accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

RESULTS OF OPERATIONS
Overview
Selected income statement information for the three months ended March 31, 2025 and 2024 is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Income Statement Summary:
Net interest income (A)	$52,875	$47,416
Provision for credit losses	6,800	1,520
Noninterest income (B)	10,928	12,612
Noninterest expense (C)	32,763	30,705
Other Data:
Efficiency ratio (1)	51.35%	51.15%
Diluted EPS	$0.78	$0.91
Average Equity/Average Assets	10.29%	9.84%
Tangible capital ratio (2)	10.09	9.80
Adjusted tangible capital ratio (3)	12.19	12.03
Net charge-offs to average loans	0.03	0.03
Net interest margin	3.40	3.15
Noninterest income to total revenue	17.13	21.01
Pretax pre-provision earnings (4)	$31,040	$29,323

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
A reconciliation of these non-GAAP financial measures is provided below.

	As of and For The
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Total Equity	$694,509	$647,009
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167
Tangible Common Equity (A)	690,706	643,206
Market Value Adjustment in AOCI	163,879	166,189
Adjusted Tangible Common Equity (C)	854,585	809,395

Total Assets	$6,851,178	$6,566,861
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167
Tangible Assets (B)	6,847,375	6,563,058
Market Value Adjustment in AOCI	163,879	166,189
Adjusted Tangible Assets (D)	7,011,254	6,729,247

Ending Common Shares Issued (E)	25,727,393	25,677,399

Tangible Book Value per Common Share (A/E)	$26.85	$25.05

Tangible Capital Ratio (A/B)	10.09%	9.80%
Adjusted Tangible Capital Ratio (C/D)	12.19%	12.03%

Net Interest Income	$52,875	$47,416
Plus: Noninterest Income	10,928	12,612
Minus: Noninterest Expense	(32,763)	(30,705)
Pretax Pre-Provision Earnings	$31,040	$29,323

Adjusted core noninterest income, adjusted earnings before income taxes, core operational profitability, core operational diluted earnings per common share and adjusted core efficiency ratio are non-GAAP financial measures calculated based on GAAP amounts. These adjusted amounts are calculated by excluding the impact of insurance recoveries related to the 2023 wire fraud loss for the periods presented below. Management considers these measures of financial performance to be meaningful to understanding the company’s core business performance for these periods.
A reconciliation of these non-GAAP financial measures is provided below.

	Three Months Ended
(dollars in thousands, except per share data)	Mar. 31, 2025	Mar. 31, 2024
Noninterest Income	$10,928	$12,612
Less: Insurance Recovery	0	(1,000)
Adjusted Core Noninterest Income	$10,928	$11,612

Earnings Before Income Taxes	$24,240	$27,803
Adjusted Core Impact:
Noninterest Income	0	(1,000)
Total Adjusted Core Impact	0	(1,000)
Adjusted Earnings Before Income Taxes	24,240	26,803
Tax Effect	(4,155)	(4,153)
Core Operational Profitability (1)	$20,085	$22,650

Diluted Earnings Per Common Share	$0.78	$0.91
Impact of Adjusted Core Items	0.00	(0.03)
Core Operational Diluted Earnings Per Common Share	$0.78	$0.88

Adjusted Core Efficiency Ratio	51.35%	52.02%
(1) Core operational profitability was $751,000 lower than reported net income for the three months ended March 31, 2024.
Net Income
Net income was $20.1 million in the first three months of 2025, which decreased $3.3 million, or 14.2%, from $23.4 million for the comparable period of 2024. Diluted income per common share was $0.78 in the first three months of 2025, a decrease of 14.3% from $0.91 in the comparable period of 2024. The decrease in net income for the first three months of 2025 was primarily due to an increase in the provision for credit losses of $5.3 million, or 347.4%, an increase in noninterest expense of $2.1 million, or 6.7%, and a decrease to noninterest income of $1.7 million, or 13.4%. Offsetting these effects was an increase to net interest income of $5.5 million, or 11.5%.

Net Interest Income
The following tables set forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2025			2024
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$5,160,031	$81,740	6.42%	$4,916,943	$82,042	6.71%
Tax exempt (1)	25,887	361	5.66	54,077	1,118	8.31
Investments:
Securities (1)	1,136,404	8,338	2.98	1,158,503	8,035	2.79
Short-term investments	2,964	28	3.83	2,710	33	4.90
Interest bearing deposits	105,518	1,096	4.21	84,696	1,073	5.10
Total earning assets	$6,430,804	$91,563	5.77%	$6,216,929	$92,301	5.97%
Less: Allowance for credit losses	(87,477)			(72,433)
Nonearning Assets
Cash and due from banks	71,004			68,584
Premises and equipment	60,523			57,883
Other nonearning assets	288,116			283,505
Total assets	$6,762,970			$6,554,468

Interest Bearing Liabilities
Savings deposits	$283,888	$42	0.06%	$295,650	$49	0.07%
Interest bearing checking accounts	3,486,447	28,075	3.27	3,046,958	30,365	4.01
Time deposits:
In denominations under $100,000	212,934	1,832	3.49	224,139	1,918	3.44
In denominations over $100,000	633,112	6,509	4.17	789,581	8,832	4.50
Miscellaneous short-term borrowings	99,830	1,122	4.56	175,809	2,454	5.61
Long-term borrowings and subordinated debentures	254	0	0.00	—	—	0.00
Total interest bearing liabilities	$4,716,465	$37,580	3.23%	$4,532,137	$43,618	3.87%

Noninterest Bearing Liabilities
Demand deposits	1,258,344			1,274,103
Other liabilities	92,108			103,221
Stockholders' Equity	696,053			645,007
Total liabilities and stockholders' equity	$6,762,970			$6,554,468

Interest Margin Recap
Interest income/average earning assets		91,563	5.77%		92,301	5.97%
Interest expense/average earning assets		37,580	2.37		43,618	2.82
Net interest income and margin		$53,983	3.40%		$48,683	3.15%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.1 million and $1.3 million for the three-month periods ended March 31, 2025 and March 31, 2024, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2025 and 2024, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

Net interest income, on a fully tax equivalent basis, increased $5.3 million, or 10.9%, to $54.0 million for the three months ended March 31, 2025, compared to $48.7 million for the first three months of 2024. The increase in net interest income on a fully tax equivalent basis was driven by a decrease in deposit interest expense of $4.7 million, or 11.4%, from $41.2 million to $36.5 million. Borrowings expense declined by $1.3 million, or 54.3%. Securities interest income contributed further to the increase in fully tax equivalent net interest income, increasing by $303,000, or 3.8%. A decline in loan interest income negatively impacted fully tax equivalent net interest income, decreasing $1.1 million, or 1.3%, from $83.2 million to $82.1 million between the two periods.
Total average earning assets were $6.431 billion for the three months ended March 31, 2025, an increase of $213.9 million, or 3.4%, compared to $6.217 billion for the three months ended March 31, 2024. Average loans outstanding drove the increase to total average earning assets, increasing $214.9 million, or 4.3%, to $5.186 billion from $4.971 billion for the three months ended March 31, 2025 and 2024, respectively. Offsetting this increase was a decrease to average investment securities of $22.1 million, or 1.9%, to $1.136 billion from $1.159 billion between the respective periods. Total average interest bearing liabilities were $4.716 billion for the three months ended March 31, 2025, an increase of $184.3 million, or 4.1%, from $4.532 billion for the three months ended March 31, 2024. This increase was driven by increased interest bearing deposits of $260.1 million, or 6.0%, from $4.356 billion for the three months ended March 31, 2024 to $4.616 billion for the three months ended March 31, 2025. Offsetting the increase to average interest bearing deposits was a decrease in total average borrowings of $75.7 million, or 43.1%, to $100.1 million from $175.8 million for the three months ended March 31, 2025 and 2024, respectively. Noninterest bearing demand deposits decreased $15.8 million, or 1.2%, to $1.258 billion from $1.274 billion between the two periods.
The tax equivalent net interest margin was 3.40% for the three months ended March 31, 2025, compared to 3.15% during the first three months of 2024, representing a 25 basis point expansion between the two periods. The net interest margin increase was primarily driven by a decrease to interest expense as a percentage of average earning assets, which decreased to 2.37% for the three months ended March 31, 2025, down from 2.82% for the comparable period of 2024, for a decrease of 45 basis points. This decline was attributable to a decrease in the rate for total interest bearing liabilities of 64 basis points from 3.87% to 3.23% between the respective periods. This decrease was driven by reduced costs associated with the repricing of the Company's interest bearing deposits as a result of monetary policy easing from the Federal Reserve Bank. The decrease in interest expense for interest bearing deposits was a result of a decrease in the average rate for interest bearing deposits of 60 basis points, from 3.80% to 3.20%. Offsetting the decrease in average rate was an increase in average interest bearing deposits of $260.1 million, or 6.0%, from $4.356 billion for the three months ended March 31, 2024 to $4.616 billion for the three months ended March 31, 2025. The decline provided by the reduction in interest expense as a percentage of average earning assets was amplified further by reduced borrowings expense as compared to the prior year. The Company anticipates the cost of funds would continue to respond favorably to any further monetary policy easing by the Federal Reserve Bank. The improvement in interest expense as a percentage of average earning assets was offset by a 20 basis point decrease in interest income as a percentage of average earning assets, which declined from 5.97% to 5.77%. This decrease was attributable to a decline in average loan yields, which decreased 31 basis to 6.42% for the three months ended March 31, 2025, down from 6.73% for the comparable period of 2024. Offsetting the impact the decline in average yield had on interest income as a percentage of average earning assets was an increase in average loans of $214.9 million, or 4.3%, to $5.186 billion from $4.971 billion between the respective periods. The Company expects that any continued easing of monetary policy by the Federal Reserve Bank, which commenced in September 2024, would exert downward pressure on loan yields as variable rate commercial loans reprice lower; however, this decline may be countered by further reductions in deposit pricing.

Provision for Credit Losses
The Company recorded provision for credit losses expense of $6.8 million for the three months ended March 31, 2025, compared to provision expense of $1.5 million during the comparable period of 2024, an increase of $5.3 million, or 347.4%. Net charge-offs were $327,000 during the three month period ended March 31, 2025, compared to $312,000 during the comparable period of 2024, an increase of $15,000, or 4.8%. The increase in provision expense between the respective periods was primarily attributable to an increase in the specific reserve allocation for the previously disclosed $43.4 million nonperforming credit to an industrial company in Northern Indiana.
Additional factors considered by management included key loan quality metrics, reserve coverage of nonperforming loans, economic conditions in the Company’s markets, and changes in the facts and circumstances of watch list credits, which includes the security position of the borrower. Management’s overall view on current credit quality was also a factor in the determination of the provision for credit losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the three months ended March 31, 2025 and 2024 are shown in the following tables:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Wealth advisory fees	$2,867	$2,455	$412	16.8%
Investment brokerage fees	452	522	(70)	(13.4)
Service charges on deposit accounts	2,774	2,691	83	3.1
Loan and service fees	2,884	2,852	32	1.1
Merchant and interchange fee income	822	863	(41)	(4.8)
Bank owned life insurance income	322	1,036	(714)	(68.9)
Mortgage banking income (loss)	(51)	52	(103)	(198.1)
Net securities gains (losses)	0	(46)	46	100.0
Other income	858	2,187	(1,329)	(60.8)
Total noninterest income	$10,928	$12,612	$(1,684)	(13.4)%
Noninterest income to total revenue	17.13%	21.01%
Noninterest income decreased $1.7 million, or 13.4%, to $10.9 million for the first quarter of 2025, compared to $12.6 million for the first quarter of 2024. Adjusted core noninterest income, a non-GAAP financial measure that excludes the effect of the insurance recovery recorded during the first quarter of 2024, was $11.6 million for the first quarter of 2024, a decrease of $684,000, or 5.9%, compared to $10.9 million for the first quarter of 2025. Wealth advisory fees increased $412,000, or 16.8%, driven by growth in customers and assets under management. Deposit fees increased $83,000, or 3.1%, driven primarily by growth in our treasury management services. Other income decreased $1.3 million, or 60.8%. Other income during the first quarter of 2024 benefited from a $1.0 million insurance recovery related to the wire fraud loss from 2023 and death benefits received from the Company's bank owned life insurance program. Bank owned life insurance income decreased $714,000, or 68.9%, primarily due to a reduction in the market performance of the Company's variable bank owned life insurance policies, which are tied to the equity markets.
Noninterest Expense
Noninterest expense categories for the three months ended March 31, 2025 and 2024 are shown in the following tables:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries and employee benefits	$17,902	$16,833	$1,069	6.4%
Net occupancy expense	1,980	1,740	240	13.8
Equipment costs	1,382	1,412	(30)	(2.1)
Data processing fees and supplies	4,265	3,839	426	11.1
Corporate and business development	1,406	1,381	25	1.8
FDIC insurance and other regulatory fees	800	789	11	1.4
Professional fees	2,380	2,463	(83)	(3.4)
Other expense	2,648	2,248	400	17.8
Total noninterest expense	$32,763	$30,705	$2,058	6.7%
Efficiency ratio	51.35%	51.15%
Noninterest expense increased $2.1 million, or 6.7%, to $32.8 million for the first quarter of 2025, compared to $30.7 million during the first quarter of 2024. Salaries and benefits expense increased by $1.1 million, or 6.4%, driven by performance-based incentive compensation expense of $1.3 million and salary expense of $524,000. These increases were offset by reduced deferred compensation expense of $687,000, which moves in tandem with the market performance of the Company's variable bank owned life insurance. Data processing fees and supplies expense increased $426,000, or 11.1%, from continued investment in customer-facing and operational technology solutions.

The Company's income tax expense decreased $247,000, or 5.6%, to $4.2 million in the three months ended March 31, 2025, compared to $4.4 million for the same period in 2024. The effective tax rate was 17.1% in the three months ended March 31, 2025, compared to 15.8% for the comparable period of 2024, driven by a reduction in the tax benefit recognized from stock-based compensation vesting of shares for plan participants.
FINANCIAL CONDITION
Overview
Total assets were $6.851 billion as of March 31, 2025 versus $6.678 billion as of December 31, 2024, an increase of $172.8 million, or 2.6%. Balance sheet expansion was driven by increases to total loans, net of the allowance for credit losses, which increased $98.8 million, or 2.0%, cash and cash equivalents, which increased $67.0 million, or 39.8%, and available-for-sale securities, which increased $9.4 million, or 1.0%. Funding the balance sheet expansion between December 31, 2024 and March 31, 2025 were increases to total deposits, which increased $59.2 million, or 1.0%, and total borrowings, which increased $108.2 million. The increase in total deposits was driven by an increase in interest bearing deposits of $59.8 million, or 1.3%, and was offset by a decrease in noninterest bearing deposits of $549,000. Total equity increased $10.6 million, or 1.5%, from $683.9 million at December 31, 2024 to $694.5 million at March 31, 2025. Retained earnings increased $7.2 million, or 1.0%, as a result of net income of $20.1 million but was reduced by dividends declared and paid of $12.8 million.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents increased by $67.0 million, or 39.8%, to $235.2 million at March 31, 2025, from $168.2 million at December 31, 2024. Cash and cash equivalents include short-term investments. The fluctuation in cash and cash equivalents at March 31, 2025 was driven by an increase in cash and due from banks of $17.6 million, or 24.5%, and an increase in interest bearing short-term investment accounts of $49.4 million, or 51.2%.
Investment Portfolio
The amortized cost and the fair value of securities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S government sponsored agencies	$139,872	$115,118	$137,150	$109,435
Mortgage-backed securities: residential	505,416	438,918	500,278	422,409
State and municipal securities	543,847	446,839	545,073	459,582
Total available-for-sale	$1,189,135	$1,000,875	$1,182,501	$991,426

Held-to-Maturity
State and municipal securities	$131,979	$109,481	$131,568	$113,107
Total Investment Portfolio	$1,321,114	$1,110,356	$1,314,069	$1,104,533
At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that the directional change in the fair value of the available-for-sale investment securities portfolio is inversely related to the directional movement of the interest rate environment, with the resulting impact being reflected in the unrealized gain (loss) of the available-for-sale investment securities portfolio. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
Purchases of available-for-sale securities were $22.2 million in the first three months of 2025. Investment securities represented 16.5% of total assets on March 31, 2025, compared to 16.8% of total assets on December 31, 2024. The Company anticipates receiving principal and interest cash flows of approximately $82.3 million during the remainder of 2025 from the investment securities portfolio and plans to use that liquidity to fund loan growth and to reinvest cash flows into the investment securities portfolio. Tax equivalent adjusted effective duration for the investment securities portfolio was 5.9 years at March 31, 2025 and 6.0 years at December 31, 2024. Tax equivalent adjusted effective duration of the portfolio remains elevated as compared to 4.0 years at December 31, 2019. Paydowns from prepayments and scheduled payments of $14.7 million were received in the first three months of 2025, and the amortization of premiums, net of the accretion of discounts, was $1.0 million. There were no sales of available-for-sale investment securities in the first three months of 2025. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securities as of March 31, 2025 and December 31, 2024.
The fair value of the available-for-sale investment securities portfolio as of March 31, 2025 included net unrealized losses of $188.3 million, compared to net unrealized losses of $191.1 million as of December 31, 2024. Unrealized losses in the available-for-sale investment securities portfolio resulted from the declines in market values of the investment securities resulting from the rise in interest rates.

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
Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale decreased by $405,000, or 23.8%, to $1.3 million at March 31, 2025, from $1.7 million at December 31, 2024. The balance of this asset category is subject to a high degree of variability depending on, among other factors, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $3.0 million in the first three months of 2025, compared to $4.1 million in the first three months of 2024. Management expects the volume of loans originated for sale in the secondary market to increase if long-term interest rates decline from current levels. Demand for mortgage loans has been impacted by limited housing inventory and existing home owners locked in at historically low rates. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $307.6 million and $313.0 million, as of March 31, 2025 and December 31, 2024, respectively.
Loan Portfolio
The loan portfolio by portfolio segment as of March 31, 2025 and December 31, 2024 is summarized as follows:

(dollars in thousands)	March 31, 2025		December 31, 2024		Current Period Change
Commercial and industrial loans	$1,523,570	29.2%	$1,450,865	28.3%	$72,705
Commercial real estate and multi-family residential loans	2,620,817	50.2	2,592,520	50.6	28,297
Agri-business and agricultural loans	383,771	7.3	387,396	7.6	(3,625)
Other commercial loans	94,927	1.8	95,584	1.9	(657)
Consumer 1-4 family mortgage loans	500,195	9.6	490,229	9.6	9,966
Other consumer loans	102,254	1.9	104,041	2.0	(1,787)
Subtotal, gross loans	5,225,534	100.0%	5,120,635	100.0%	104,899
Less: Allowance for credit losses	(92,433)		(85,960)		(6,473)
Net deferred loan fees	(2,313)		(2,687)		374
Loans, net	$5,130,788		$5,031,988		$98,800
Total loans, excluding real estate mortgage loans held-for-sale and deferred fees, increased by $98.8 million, or 2.0%, to $5.131 billion at March 31, 2025 from $5.032 billion at December 31, 2024. The increase was primarily driven by originations of loans concentrated in the commercial and industrial loans, commercial real estate and multi-family residential loans and consumer 1-4 family mortgage loans categories and was offset by paydowns in the agri-business and agricultural loans segment which traditionally experiences seasonal fluctuations in activity.

The following table summarizes the Company’s non-performing assets as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$57,392	$56,431
Loans past due over 90 days and still accruing	7	28
Total nonperforming loans	57,399	56,459
Other real estate owned	284	284
Repossessions	193	143
Total nonperforming assets	$57,876	$56,886

Individually analyzed loans	$81,346	$78,647

Nonperforming loans to total loans	1.10%	1.10%
Nonperforming assets to total assets	0.84%	0.85%

Total nonperforming assets increased by $1.0 million, or 1.7%, to $57.9 million during the three month period ended March 31, 2025. The ratio of nonperforming assets to total assets decreased 1 basis point from 0.85% at December 31, 2024 to 0.84% at March 31, 2025.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans increased by $2.7 million, or 3.4%, to $81.3 million at March 31, 2025 from $78.6 million at December 31, 2024. The increase to individually analyzed loans was primarily related to the downgrade of one commercial relationship to nonperforming status, and a working capital credit line increase for an unrelated relationship currently on performing status.
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
At March 31, 2025, the allowance for credit losses was 1.77% of total loans, an increase of 9 basis points from 1.68% at December 31, 2024. At March 31, 2025, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing relatively conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $100.6 million for this sector represented 1.9% of total loans at March 31, 2025. Additionally, commercial real estate loans secured by multi-family residential properties and secured by non-farm non-residential properties were approximately 214.0% of the Bank's risk-based capital at March 31, 2025.
As of March 31, 2025, based on management’s review of the loan portfolio, the Company had 82 credit relationships with principal balances totaling $215.6 million on the classified loan list versus 81 credit relationships with principal balances totaling $211.1 million as of December 31, 2024. As of March 31, 2025, the Company had $124.5 million of assets classified as Special Mention, $47.7 million classified as Substandard, $43.4 million classified as Doubtful and $0 classified as Loss as compared to $123.6 million, $44.0 million, $43.5 million and $0, respectively, at December 31, 2024. Watch list loans as a percentage of total loans were 4.13% as of March 31, 2025 and December 31, 2024.
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
The allowance for credit losses increased $6.5 million, or 7.5%, from $86.0 million at December 31, 2024 to $92.4 million at March 31, 2025. The increase was a result of provision expense of $6.8 million which was offset by net charge-offs of $327,000. Provision expense recorded during the three months ended March 31, 2025 was primarily attributable an increase in the specific allocation for the previously disclosed $43.3 million nonperforming credit to an industrial company in Northern Indiana. The remainder of the increase was attributable to the downgrade of an unrelated $1.0 million unsecured credit to nonperforming status and to loan growth between the two periods. As the bulk of the Company’s lending activity is concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits, management has historically considered growth and portfolio composition when determining credit loss allocations.
Sources of Funds
The Company's sources of funds include a diversified deposit base gathered throughout the Company's footprint and includes a growing mix of commercial, retail and public funds deposit accounts. While the traditional base of core deposits represents the primary source of funding for the Company, the Company has access to a robust array of other liquidity sources, including secured borrowings available from the Federal Home Loan Bank and the Federal Reserve Bank Discount Window. In addition, the Company has access to unsecured borrowing capacity through long established relationships within the brokered deposit markets, Federal Funds lines from correspondent bank partners and Insured Cash Sweep (ICS) one-way buy funds available from the Intrafi network. As of March 31, 2025, the Company had access to $3.519 billion in unused liquidity available from these aggregate sources as compared to $3.681 billion at December 31, 2024.

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the three months ended March 31, 2025 and 2024 are summarized in the following table:

	Three months ended March 31,
	2025		2024
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,258,344	0.00%	$1,274,103	0.00%
Savings and transaction accounts:
Savings deposits	283,888	0.06	295,650	0.07
Interest bearing demand deposits	3,486,447	3.27	3,046,958	4.01
Time deposits:
Deposits of $100,000 or more	633,112	4.17	789,581	4.50
Other time deposits	212,934	3.49	224,139	3.44
Total deposits	$5,874,725	2.52%	$5,630,431	2.94%
FHLB advances and other borrowings	100,084	4.54	175,809	5.61
Total funding sources	$5,974,809	2.55%	$5,806,240	3.02%
Average total deposits were $5.875 billion for the three months ended March 31, 2025, an increase of $244.3 million, or 4.3%, from the comparable period in 2024. Average total borrowings were $100.1 million for the three months ended March 31, 2025, a decrease of $75.7 million, or 43.1%, from the comparable period in 2024. Total average deposit costs decreased 42 basis points from 2.94% for the three months ended March 31, 2024, to 2.52% for the three months ended March 31, 2025. Total average borrowing costs decreased 107 basis points from 5.61% for the three months ended March 31, 2024 to 4.54% for the three months ended March 31, 2025. As a result, total funding costs decreased by 47 basis points from 3.02% for the three months ended March 31, 2024, to 2.55% for the three months ended March 31, 2025. The decrease in funding costs between the two periods was attributable to easing of monetary policy by the Federal Reserve Bank which allowed deposit costs to reprice to lower levels and reduced the borrowings average rates.
Deposits and Borrowings
As of March 31, 2025, total deposits increased by $59.2 million, or 1.0%, from December 31, 2024. Core deposits, which excludes brokered deposits, decreased by $24.6 million, or 0.4%, to $5.835 billion as of March 31, 2025 from $5.859 billion as of December 31, 2024. Total brokered deposits were $125.4 million at March 31, 2025, compared to $41.6 million at December 31, 2024, an increase of $83.8 million, or 201.8%.

The following table summarizes deposit composition at March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	Percentage of Total	December 31, 2024	Percentage of Total	Current Period Change
Retail	$1,787,992	30.0%	$1,780,726	30.2%	$7,266
Commercial	2,336,910	39.2	2,269,049	38.4	67,861
Public funds	1,709,883	28.7	1,809,631	30.7	(99,748)
Core deposits	$5,834,785	97.9%	$5,859,406	99.3%	$(24,621)
Brokered deposits	125,409	2.1	41,560	0.7	83,849
Total deposits	$5,960,194	100.0%	$5,900,966	100.0%	$59,228
On March 31, 2025, commercial deposits represented 39.2% of total deposits versus 38.4% at December 31, 2024. Retail deposits represented 30.0% at March 31, 2025 versus 30.2% at December 31, 2024. Public Funds deposits represented 28.7% at March 31, 2025 versus 30.7% at December 31, 2024. Brokered deposits represented 2.1% of total deposits at March 31, 2025 versus 0.7% at December 31, 2024. Commercial deposits expanded $67.9 million, or 3.0%, from $2.269 billion at December 31, 2024 to $2.337 billion at March 31, 2025; retail deposits expanded $7.3 million, or 0.4%, from $1.781 billion at December 31, 2024 to $1.788 billion at March 31, 2025; and public funds deposits contracted $99.7 million, or 5.5%, from $1.810 billion at December 31, 2024 to $1.710 billion at March 31, 2025, due to seasonal activity.

Deposits not covered by FDIC deposit insurance were 57.2% as of March 31, 2025, versus 62.1% at December 31, 2024. Deposits not covered by FDIC deposit insurance or the Indiana Public Deposit Insurance Fund (which insures public fund deposits in Indiana), were 28.9% of total deposits as of March 31, 2025, versus 32.3% as of December 31, 2024. As of March 31, 2025 and December 31, 2024, 97.8% and 98.0% of deposit accounts had deposit balances less than $250,000, respectively.
Capital
As of March 31, 2025, total stockholders’ equity was $694.5 million, an increase of $10.6 million, or 1.5%, from $683.9 million at December 31, 2024. The increase to total stockholders' equity was driven by net income of $20.1 million and was reduced by dividends declared and paid of $12.8 million and an increase of $2.6 million in accumulated other comprehensive income (loss).
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of March 31, 2025, the Company's capital levels remained characterized as “well-capitalized”.
The actual capital amounts and ratios of the Company and the Bank as of March 31, 2025 and December 31, 2024, are presented in the table below. Capital ratios for March 31, 2025 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025:
Total Capital (to Risk Weighted Assets)
Consolidated	$927,157	15.77%	$470,433	8.00%	$617,443	N/A	N/A	N/A
Bank	$920,327	15.66%	$470,090	8.00%	$616,993	10.50%	$587,613	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$853,328	14.51%	$352,825	6.00%	$499,835	N/A	N/A	N/A
Bank	$846,552	14.41%	$352,568	6.00%	$499,471	8.50%	$470,090	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$853,328	14.51%	$264,618	4.50%	$411,629	N/A	N/A	N/A
Bank	$846,552	14.41%	$264,426	4.50%	$411,329	7.00%	$381,948	6.50%
Tier I Capital (to Average Assets)
Consolidated	$853,328	12.30%	$277,588	4.00%	$277,588	N/A	N/A	N/A
Bank	$846,552	12.21%	$277,430	4.00%	$277,430	4.00%	$346,787	5.00%

As of December 31, 2024:
Total Capital (to Risk Weighted Assets)
Consolidated	$917,769	15.90%	$461,847	8.00%	$606,175	N/A	N/A	N/A
Bank	$909,232	15.76%	$461,612	8.00%	$605,866	10.50%	$577,015	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$845,352	14.64%	$346,385	6.00%	$490,713	N/A	N/A	N/A
Bank	$836,845	14.50%	$346,209	6.00%	$490,463	8.50%	$461,612	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$845,352	14.64%	$259,789	4.50%	$404,116	N/A	N/A	N/A
Bank	$836,845	14.50%	$259,657	4.50%	$403,911	7.00%	$375,060	6.50%
Tier I Capital (to Average Assets)
Consolidated	$845,352	12.15%	$278,369	4.00%	$278,369	N/A	N/A	N/A
Bank	$836,845	12.03%	$278,240	4.00%	$278,240	4.00%	$347,800	5.00%

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
•governmental trade, monetary and fiscal policies;
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
•changes in the prices, values and sales volumes of residential real estate;
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
•the risks related to mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and

•the risks noted in the Risk Factors discussed under Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC.
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
Interest rate scenarios for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at March 31, 2025. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$234,924	$227,082	$231,453	$233,729	$234,477	$234,760	$234,975	$234,987	$234,959	$234,653	$234,249
Variance from Base		$(7,842)	$(3,471)	$(1,195)	$(447)	$(164)	$51	$63	$35	$(271)	$(675)
Percent of change from Base		(3.34)%	(1.48)%	(0.51)%	(0.19)%	(0.07)%	0.02%	0.03%	0.01%	(0.12)%	(0.29)%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2025, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary, routine litigation incidental to their respective businesses.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2024. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
On April 8, 2025, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2027, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. There were no repurchases under this plan during the three months ended March 31, 2025.
The following table provides information as of March 31, 2025 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - 31	1,833	$70.95	0	$30,000,000
February 1 - 28	1,262	66.95	0	30,000,000
March 1 - 31	0	0.00	0	30,000,000
Total	3,095	$69.32	0	$30,000,000

(a)The shares purchased during January and February were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with past practice.

(b)Following the renewal and extension of the Company's share repurchase program on April 8, 2025, the maximum dollar value of shares that may bet be repurchased under the program is $30 million.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
N/A
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

10.1
Lakeland Financial Corporation 2025 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2025

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three months ended March 31, 2025 and March 31, 2024; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and March 31, 2024; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and March 31, 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: April 30, 2025	/s/ David M. Findlay
David M. Findlay – Chairman and Chief Executive Officer

Date: April 30, 2025	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: April 30, 2025	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)