Form 10-Q
period 2025-06-30
LAKELAND FINANCIAL CORP
filed 2025-08-06
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at July 31, 2025:  25,530,150

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$97,413	$71,733
Short-term investments	212,767	96,472
Total cash and cash equivalents	310,180	168,205

Securities available-for-sale, at fair value	996,957	991,426
Securities held-to-maturity, at amortized cost (fair value of $107,979 and $113,107, respectively)	132,389	131,568
Real estate mortgage loans held-for-sale	1,637	1,700
Loans, net of allowance for credit losses of $66,552 and $85,960	5,160,275	5,031,988
Land, premises and equipment, net	61,449	60,489
Bank owned life insurance	127,399	113,320
Federal Reserve and Federal Home Loan Bank stock	21,420	21,420
Accrued interest receivable	29,109	28,446
Goodwill	4,970	4,970
Other assets	118,516	124,842
Total assets	$6,964,301	$6,678,374

LIABILITIES
Noninterest bearing deposits	$1,261,740	$1,297,456
Interest bearing deposits	4,915,093	4,603,510
Total deposits	6,176,833	5,900,966

Borrowings
Federal Home Loan Bank advance	1,200	0
Other borrowings	5,000	0
Total borrowings	6,200	0

Accrued interest payable	9,996	15,117
Other liabilities	61,285	78,380
Total liabilities	6,254,314	5,994,463

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
26,016,494 shares issued and 25,525,105 outstanding as of June 30, 2025
25,978,831 shares issued and 25,509,592 outstanding as of December 31, 2024	130,664	129,664
Retained earnings	757,739	736,412
Accumulated other comprehensive income (loss)	(161,121)	(166,500)
Treasury stock at cost (491,389 shares as of June 30, 2025, 469,239 shares as of December 31, 2024)	(17,384)	(15,754)
Total stockholders’ equity	709,898	683,822
Noncontrolling interest	89	89
Total equity	709,987	683,911
Total liabilities and equity	$6,964,301	$6,678,374

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INTEREST INCOME
Interest and fees on loans
Taxable	$84,418	$84,226	$166,158	$166,268
Tax exempt	291	632	583	1,532
Interest and dividends on securities
Taxable	3,457	3,104	6,846	6,143
Tax exempt	3,917	3,932	7,827	7,879
Other interest income	2,302	1,842	3,426	2,948
Total interest income	94,385	93,736	184,840	184,770

Interest on deposits	39,111	44,363	75,569	85,527
Interest on short-term borrowings	398	1,077	1,520	3,531
Total interest expense	39,509	45,440	77,089	89,058

NET INTEREST INCOME	54,876	48,296	107,751	95,712

Provision for credit losses	3,000	8,480	9,800	10,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	51,876	39,816	97,951	85,712

NONINTEREST INCOME
Wealth advisory fees	2,667	2,597	5,534	5,052
Investment brokerage fees	550	478	1,002	1,000
Service charges on deposit accounts	2,827	2,806	5,601	5,497
Loan and service fees	3,006	3,048	5,890	5,900
Merchant and interchange fee income	854	892	1,676	1,755
Bank owned life insurance income	1,040	890	1,362	1,926
Interest rate swap fee income	20	0	20	0
Mortgage banking income	124	23	73	75
Net securities gains (losses)	0	0	0	(46)
Net gain on Visa shares	0	9,011	0	9,011
Other income	398	694	1,256	2,881
Total noninterest income	11,486	20,439	22,414	33,051

NONINTEREST EXPENSE
Salaries and employee benefits	17,096	16,158	34,998	32,991
Net occupancy expense	1,747	1,698	3,727	3,438
Equipment costs	1,437	1,343	2,819	2,755
Data processing fees and supplies	4,152	3,812	8,417	7,651
Corporate and business development	1,160	1,265	2,566	2,646
FDIC insurance and other regulatory fees	839	816	1,639	1,605
Professional fees	1,706	2,123	4,086	4,586
Other expense	2,295	6,118	4,943	8,366
Total noninterest expense	30,432	33,333	63,195	64,038

INCOME BEFORE INCOME TAX EXPENSE	32,930	26,922	57,170	54,725
Income tax expense	5,964	4,373	10,119	8,775
NET INCOME	$26,966	$22,549	$47,051	$45,950

BASIC WEIGHTED AVERAGE COMMON SHARES	25,707,233	25,678,231	25,711,004	25,667,647

BASIC EARNINGS PER COMMON SHARE	$1.05	$0.88	$1.83	$1.79

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,776,205	25,742,871	25,782,817	25,746,773

DILUTED EARNINGS PER COMMON SHARE	$1.04	$0.87	$1.82	$1.78

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$26,966	$22,549	$47,051	$45,950
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	2,989	(4,991)	5,804	(20,380)
Reclassification adjust for amortization of unrealized losses on securities transferred to held-to-maturity	489	489	979	985
Reclassification adjustment for (gains) losses included in net income	0	0	0	46
Net securities gain (loss) activity during the period	3,478	(4,502)	6,783	(19,349)
Tax effect	(730)	945	(1,424)	4,063
Net of tax amount	2,748	(3,557)	5,359	(15,286)
Defined benefit pension plans:
Amortization of net actuarial loss	13	16	26	31
Net gain activity during the period	13	16	26	31
Tax effect	(3)	(4)	(6)	(8)
Net of tax amount	10	12	20	23
Total other comprehensive income (loss), net of tax	2,758	(3,545)	5,379	(15,263)
Comprehensive income	$29,724	$19,004	$52,430	$30,687

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at April 1, 2024	25,503,425	$125,873	$703,330	$(166,913)	$(15,370)	$646,920	$89	$647,009
Comprehensive income:
Net income			22,549			22,549		22,549
Other comprehensive income (loss), net of tax				(3,545)		(3,545)		(3,545)
Cash dividends declared and paid, $0.48 per share			(12,338)			(12,338)		(12,338)
Treasury shares purchased under deferred directors' plan	(1,348)	83			(83)	0		0
Stock activity under equity compensation plans	1,667	(80)				(80)		(80)
Stock based compensation expense		995				995		995
Balance at June 30, 2024	25,503,744	$126,871	$713,541	$(170,458)	$(15,453)	$654,501	$89	$654,590

Balance at April 1, 2025	25,556,904	$130,243	$743,650	$(163,879)	$(15,594)	$694,420	$89	$694,509
Comprehensive income:
Net income			26,966			26,966		26,966
Other comprehensive income (loss), net of tax				2,758		2,758		2,758
Cash dividends declared and paid, $0.50 per share			(12,877)			(12,877)		(12,877)
Treasury shares purchased under share repurchase plan	(30,300)				(1,705)	(1,705)		(1,705)
Treasury shares purchased under deferred directors' plan	(1,499)	85			(85)	0		0
Stock based compensation expense		336				336		336
Balance at June 30, 2025	25,525,105	$130,664	$757,739	$(161,121)	$(17,384)	$709,898	$89	$709,987

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at January 1, 2024	25,430,566	$127,692	$692,760	$(155,195)	$(15,553)	$649,704	$89	$649,793
Impact of ASU 2023-02 adoption, net of tax			(532)			(532)		(532)
Adjusted balance at January 1, 2024	25,430,566	127,692	692,228	(155,195)	(15,553)	649,172	89	649,261
Comprehensive income:
Net income			45,950			45,950		45,950
Other comprehensive income (loss), net of tax				(15,263)		(15,263)		(15,263)
Cash dividends declared and paid, $0.96 per share			(24,637)			(24,637)		(24,637)
Treasury shares purchased under deferred directors' plan	(4,578)	291			(291)	0		0
Treasury shares sold and distributed under deferred directors' plan	13,275	(391)			391	0		0
Stock activity under equity compensation plans	64,481	(2,596)				(2,596)		(2,596)
Stock based compensation expense		1,875				1,875		1,875
Balance at June 30, 2024	25,503,744	$126,871	$713,541	$(170,458)	$(15,453)	$654,501	$89	$654,590

Balance at January 1, 2025	25,509,592	$129,664	$736,412	$(166,500)	$(15,754)	$683,822	$89	$683,911
Comprehensive income:
Net income			47,051			47,051		47,051
Other comprehensive income (loss), net of tax				5,379		5,379		5,379
Cash dividends declared and paid, $1.00 per share			(25,724)			(25,724)		(25,724)
Treasury shares purchased under share repurchase plan	(30,300)				(1,705)	(1,705)		(1,705)
Treasury shares purchased under deferred directors' plan	(4,594)	300			(300)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,744	(375)			375	0		0
Stock activity under equity compensation plans	37,663	(1,493)				(1,493)		(1,493)
Stock based compensation expense		2,568				2,568		2,568
Balance at June 30, 2025	25,525,105	$130,664	$757,739	$(161,121)	$(17,384)	$709,898	$89	$709,987

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Six Months Ended June 30,	2025	2024
Cash flows from operating activities:
Net income	$47,051	$45,950
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,946	3,011
Provision for credit losses	9,800	10,000
Amortization of loan servicing rights	210	241
Loans originated for sale, including participations	(8,456)	(8,177)
Net gain on sales of loans	(246)	(253)
Proceeds from sale of loans, including participations	8,688	9,116
Net gain on Visa shares	0	(9,011)
Net (gain) loss on sales of premises and equipment	1	55
Net (gain) loss on sales and calls of securities available-for-sale	0	46
Net securities amortization	2,013	2,393
Stock based compensation expense	2,568	1,875
Earnings on life insurance	(1,362)	(1,926)
Gain on life insurance	0	(243)
Tax expense (benefit) of stock award issuances	136	(208)
Net change:
Interest receivable and other assets	(4,215)	3,786
Interest payable and other liabilities	(14,038)	(10,859)
Total adjustments	(1,955)	(154)
Net cash from operating activities	45,096	45,796

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	0	7,136
Proceeds from sale of Visa shares	0	7,358
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	31,253	28,917
Purchases of securities available-for-sale	(32,835)	0
Purchase of life insurance	(12,765)	(241)
Net (increase) decrease in total loans	(138,087)	(137,068)
Proceeds from sales of land, premises and equipment	1	6
Purchases of land, premises and equipment	(3,907)	(3,966)
Proceeds from life insurance	0	536
Net cash from investing activities	(156,340)	(97,322)

Cash flows from financing activities:
Net increase (decrease) in total deposits	275,867	43,012
Net increase (decrease) in short-term borrowings	5,000	55,000
Proceeds from long-term FHLB borrowings	1,200	0
Net payments on short-term FHLB borrowings	0	(50,000)
Common dividends paid	(25,711)	(24,624)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(1,493)	(2,596)
Purchase of treasury stock	(2,005)	(291)
Sale of treasury stock	375	391
Net cash from financing activities	253,220	20,879
Net change in cash and cash equivalents	141,975	(30,647)
Cash and cash equivalents at beginning of the period	168,205	151,824
Cash and cash equivalents at end of the period	310,180	121,177
Cash paid during the period for:
Interest	$82,210	94,597
Income taxes	11,986	11,680
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for lease liabilities, net	20	0

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2025. The Company’s 2024 Annual Report on Form 10-K should be read in conjunction with these statements.
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
On March 18, 2025, the FASB issued ASU 2025-02, "Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122", which provided amendments to SEC paragraphs pursuant to Staff Accounting Bulletin 122. This amendment removed text related to "Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Its Platform Users," from ASU 405-10-S99-1 as Staff Accounting Bulletin 122 rescinded the topic.
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
The amendments in this update are effective for public business entities for annual periods beginning after December 31, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of this update on its disclosures, however does not expect the adoption of this update to have a material impact on the year-end consolidated financial statements and related footnotes.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2025
U.S. government sponsored agencies	$136,779	$56	$(23,744)	$0	$113,091
Mortgage-backed securities: residential	501,415	607	(62,217)	0	439,805
State and municipal securities	544,034	99	(100,072)	0	444,061
Total	$1,182,228	$762	$(186,033)	$0	$996,957

December 31, 2024
U.S. government sponsored agencies	$137,150	$0	$(27,715)	$0	$109,435
Mortgage-backed securities: residential	500,278	83	(77,952)	0	422,409
State and municipal securities	545,073	17	(85,508)	0	459,582
Total	$1,182,501	$100	$(191,175)	$0	$991,426
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2025
State and municipal securities	$132,389	$0	$(24,410)	$0	$107,979

December 31, 2024
State and municipal securities	$131,568	$0	$(18,461)	$0	$113,107
The Company has the current intent and ability to hold held-to-maturity securities until maturity. All of the Company's securities designated as held-to-maturity were transferred from the available-for-sale classification. The net unrealized gain or loss on the transferred securities was recorded as a component of accumulated other comprehensive income (loss) at the time of the transfer and is amortized over the remaining life of the underlying securities as an adjustment to the yield on those securities. The net amount of the unamortized unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) was $18.0 million ($14.2 million, net of tax) at June 30, 2025.

Information regarding the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by maturity as of June 30, 2025 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$220	$220	$0	$0
Due after one year through five years	11,196	10,755	0	0
Due after five years through ten years	74,553	67,673	7,277	6,417
Due after ten years	594,844	478,504	125,112	101,562
	680,813	557,152	132,389	107,979
Mortgage-backed securities	501,415	439,805	0	0
Total debt securities	$1,182,228	$996,957	$132,389	$107,979
Available-for-sale securities proceeds, gross gains and gross losses are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Sales of securities available-for-sale
Proceeds	$0	$0	$0	$7,136
Gross gains	0	0	0	0
Gross losses	0	0	0	(46)
Number of securities	0	0	0	15
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
Securities with fair values of $542.8 million and $560.2 million were pledged as of June 30, 2025 and December 31, 2024, respectively, as collateral for borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of June 30, 2025 and December 31, 2024 is presented on the following page. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
U.S. government sponsored agencies	$0	$0	$108,036	$23,744	$108,036	$23,744
Mortgage-backed securities: residential	7,337	45	382,464	62,172	389,801	62,217
State and municipal securities	18,959	497	416,644	99,575	435,603	100,072
Total available-for-sale	$26,296	$542	$907,144	$185,491	$933,440	$186,033

December 31, 2024
U.S. government sponsored agencies	$0	$0	$109,435	$27,715	$109,435	$27,715
Mortgage-backed securities: residential	23,204	249	390,483	77,703	413,687	77,952
State and municipal securities	12,928	439	443,569	85,069	456,497	85,508
Total available-for-sale	$36,132	$688	$943,487	$190,487	$979,619	$191,175
Information regarding held-to-maturity securities with unrealized losses as of June 30, 2025 and December 31, 2024 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
State and municipal securities	$0	$0	$107,979	$24,410	$107,979	$24,410

December 31, 2024
State and municipal securities	$0	$0	$113,107	$18,461	$113,107	$18,461
The total number of securities with unrealized losses as of June 30, 2025 and December 31, 2024 is presented below.

	Available-for-Sale			Held-to-Maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
June 30, 2025
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	2	122	124	0	0	0
State and municipal securities	23	386	409	0	41	41
Total temporarily impaired	25	525	550	0	41	41

December 31, 2024
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	9	124	133	0	0	0
State and municipal securities	23	392	415	0	41	41
Total temporarily impaired	32	533	565	0	41	41
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
No allowance for credit losses for available-for-sale or held-to-maturity debt securities was recorded at June 30, 2025 or December 31, 2024. Accrued interest receivable on securities totaled $7.6 million and $7.5 million at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.
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

NOTE 3. LOANS

(dollars in thousands)	June 30, 2025		December 31, 2024
Commercial and industrial loans:
Working capital lines of credit loans	$717,484	13.7%	$649,609	12.7%
Non-working capital loans	776,278	14.9	801,256	15.6
Total commercial and industrial loans	1,493,762	28.6	1,450,865	28.3

Commercial real estate and multi-family residential loans:
Construction and land development loans	552,998	10.6	567,781	11.1
Owner occupied loans	780,285	14.9	807,090	15.8
Nonowner occupied loans	869,196	16.6	872,671	17.0
Multifamily loans	477,910	9.1	344,978	6.7
Total commercial real estate and multi-family residential loans	2,680,389	51.2	2,592,520	50.6

Agri-business and agricultural loans:
Loans secured by farmland	150,934	2.9	156,609	3.1
Loans for agricultural production	188,501	3.6	230,787	4.5
Total agri-business and agricultural loans	339,435	6.5	387,396	7.6

Other commercial loans:	95,442	1.8	95,584	1.9
Total commercial loans	4,609,028	88.1	4,526,365	88.4

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	273,287	5.2	259,286	5.1
Open end and junior lien loans	226,114	4.4	214,125	4.2
Residential construction and land development loans	16,667	0.3	16,818	0.3
Total consumer 1-4 family mortgage loans	516,068	9.9	490,229	9.6

Other consumer loans	103,880	2.0	104,041	2.0
Total consumer loans	619,948	11.9	594,270	11.6
Subtotal	5,228,976	100.0%	5,120,635	100.0%
Less: Allowance for credit losses	(66,552)		(85,960)
Net deferred loan fees	(2,149)		(2,687)
Loans, net	$5,160,275		$5,031,988
The recorded investment in loans does not include accrued interest, which totaled $20.9 million and $20.3 million as of June 30, 2025 and December 31, 2024, respectively.
The Company had $907,000 and $424,000 in residential real estate loans in the process of foreclosure as of June 30, 2025 and December 31, 2024, respectively.
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

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods shown:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended June 30, 2025
Beginning balance, April 1	$52,302	$30,468	$3,500	$723	$3,464	$1,517	$459	$92,433
Provision for credit losses	2,148	588	(201)	(3)	294	233	(59)	3,000
Loans charged-off	(28,616)	0	0	0	(198)	(297)	0	(29,111)
Recoveries	48	26	0	0	30	126	0	230
Net loans (charged-off) recovered	(28,568)	26	0	0	(168)	(171)	0	(28,881)
Ending balance	$25,882	$31,082	$3,299	$720	$3,590	$1,579	$400	$66,552

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended June 30, 2024
Beginning balance, April 1	$30,720	$32,078	$4,112	$1,022	$3,518	$1,229	$501	$73,180
Provision for credit losses	8,412	422	(444)	(202)	68	326	(102)	8,480
Loans charged-off	(12)	(840)	0	0	(22)	(202)	0	(1,076)
Recoveries	41	27	0	0	22	37	0	127
Net loans (charged-off) recovered	29	(813)	0	0	0	(165)	0	(949)
Ending balance	$39,161	$31,687	$3,668	$820	$3,586	$1,390	$399	$80,711

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Six Months Ended June 30, 2025
Beginning balance, January 1	$45,539	$30,865	$3,541	$743	$3,358	$1,531	$383	$85,960
Provision for credit losses	8,889	165	(242)	(23)	418	576	17	9,800
Loans charged-off	(28,626)	0	0	0	(222)	(771)	0	(29,619)
Recoveries	80	52	0	0	36	243	0	411
Net loans (charged-off) recovered	(28,546)	52	0	0	(186)	(528)	0	(29,208)
Ending balance	$25,882	$31,082	$3,299	$720	$3,590	$1,579	$400	$66,552

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Six Months Ended June 30, 2024
Beginning balance, January 1	$30,338	$31,335	$4,150	$1,129	$3,474	$1,174	$372	$71,972
Provision for credit losses	8,954	1,139	(482)	(309)	89	582	27	10,000
Loans charged-off	(206)	(840)	0	0	(22)	(512)	0	(1,580)
Recoveries	75	53	0	0	45	146	0	319
Net loans (charged-off) recovered	(131)	(787)	0	0	23	(366)	0	(1,261)
Ending balance	$39,161	$31,687	$3,668	$820	$3,586	$1,390	$399	$80,711

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

The following table summarizes the risk category of loans by loan segment and year of origination as of June 30, 2025:

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$4,239	$1,502	$89	$1,459	$1,151	$461	$8,901	$603,003	$611,904
Special Mention	0	0	998	0	0	0	998	61,286	62,284
Substandard	0	0	997	928	0	440	2,365	26,377	28,742
Doubtful	0	0	3,015	11,387	0	0	14,402	0	14,402
Total	4,239	1,502	5,099	13,774	1,151	901	26,666	690,666	717,332
Working capital lines of credit loans:
Current period gross write offs	0	0	0	28,607	0	0	28,607	0	28,607
Non-working capital loans:
Pass	72,372	146,835	120,383	135,305	47,709	38,661	561,265	178,375	739,640
Special Mention	874	7,525	2,225	5,510	1,351	729	18,214	3,565	21,779
Substandard	750	334	2,136	1,582	105	3,937	8,844	397	9,241
Doubtful	0	0	0	0	21	356	377	0	377
Not Rated	930	1,127	1,412	885	211	247	4,812	0	4,812
Total	74,926	155,821	126,156	143,282	49,397	43,930	593,512	182,337	775,849
Non-working capital loans:
Current period gross write offs	0	0	0	0	0	0	0	19	19
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	15,895	40,907	18,467	24,912	742	0	100,923	449,374	550,297
Special Mention	1,241	0	0	0	0	0	1,241	0	1,241
Total	17,136	40,907	18,467	24,912	742	0	102,164	449,374	551,538
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	48,617	99,830	122,703	118,043	135,435	197,181	721,809	33,417	755,226
Special Mention	300	110	2,454	15,304	0	2,992	21,160	0	21,160
Substandard	0	312	304	0	1,349	1,450	3,415	0	3,415
Total	48,917	100,252	125,461	133,347	136,784	201,623	746,384	33,417	779,801
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Nonowner occupied loans (continued):
Pass	55,336	156,084	110,047	139,854	102,631	164,575	728,527	126,495	855,022
Special Mention	0	0	11,504	105	0	0	11,609	1,954	13,563
Total	55,336	156,084	121,551	139,959	102,631	164,575	740,136	128,449	868,585
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	147,649	55,336	108,213	21,660	31,984	33,579	398,421	78,817	477,238
Special Mention	0	0	0	299	0	0	299	0	299
Total	147,649	55,336	108,213	21,959	31,984	33,579	398,720	78,817	477,537
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	11,957	14,062	17,240	32,496	21,316	36,425	133,496	14,871	148,367
Special Mention	2,000	122	201	0	42	148	2,513	0	2,513
Substandard	0	0	0	0	0	61	61	0	61
Total	13,957	14,184	17,441	32,496	21,358	36,634	136,070	14,871	150,941
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	1,390	15,238	23,492	19,922	22,842	14,113	96,997	84,405	181,402
Special Mention	0	0	676	272	0	7	955	6,222	7,177
Substandard	0	0	0	13	0	0	13	0	13
Total	1,390	15,238	24,168	20,207	22,842	14,120	97,965	90,627	188,592
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	4,191	7,110	16,317	28,270	3,007	14,986	73,881	19,654	93,535
Special Mention	0	0	0	0	0	1,813	1,813	0	1,813
Total	4,191	7,110	16,317	28,270	3,007	16,799	75,694	19,654	95,348
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Consumer 1-4 family mortgage loans (continued):
Closed end first mortgage loans:
Pass	7,637	11,272	7,872	8,549	10,768	8,815	54,913	6,706	61,619
Special Mention	191	120	221	161	63	0	756	0	756
Substandard	24	0	238	451	89	586	1,388	0	1,388
Not Rated	17,614	28,363	52,127	45,757	31,336	33,964	209,161	0	209,161
Total	25,466	39,755	60,458	54,918	42,256	43,365	266,218	6,706	272,924
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	24	24	0	24
Open end and junior lien loans:
Pass	123	549	713	0	205	5	1,595	9,264	10,859
Special Mention	0	0	0	0	0	298	298	0	298
Substandard	0	0	102	0	9	0	111	78	189
Not Rated	14,168	16,331	12,748	13,993	3,079	1,489	61,808	155,040	216,848
Total	14,291	16,880	13,563	13,993	3,293	1,792	63,812	164,382	228,194
Open end and junior lien loans:
Current period gross write offs	0	0	0	29	2	22	53	145	198
Residential construction loans:
Not Rated	1,616	9,137	722	1,738	1,335	2,028	16,576	0	16,576
Total	1,616	9,137	722	1,738	1,335	2,028	16,576	0	16,576
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	295	0	955	152	36	0	1,438	21,596	23,034
Special Mention	0	0	0	475	0	105	580	0	580
Substandard	0	98	110	90	18	15	331	0	331
Not Rated	11,859	19,344	18,165	9,661	5,299	4,259	68,587	11,078	79,665
Total	12,154	19,442	19,230	10,378	5,353	4,379	70,936	32,674	103,610
Other consumer loans:
Current period gross write offs	1	139	181	8	58	0	387	384	771

Total Loans	$421,268	$631,648	$656,846	$639,233	$422,133	$563,725	$3,334,853	$1,891,974	$5,226,827

Total period gross write offs	$1	$139	$181	$28,644	$60	$46	$29,071	$548	$29,619

The following table summarizes the risk category of loans by loan segment and year of origination as of December 31, 2024:

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$1,599	$114	$1,640	$1,647	$651	$0	$5,651	$525,179	$530,830
Special Mention	0	0	0	0	0	0	0	48,301	48,301
Substandard	0	0	933	0	195	219	1,347	25,878	27,225
Doubtful	0	3,090	39,994	0	0	0	43,084	0	43,084
Total	1,599	3,204	42,567	1,647	846	219	50,082	599,358	649,440
Working capital lines of credit loans:
Current period gross write offs	0	0	94	0	0	0	94	136	230
Non-working capital loans:
Pass	151,920	157,276	173,274	58,591	32,909	28,582	602,552	164,106	766,658
Special Mention	3,901	2,614	2,024	1,637	393	1,894	12,463	6,491	18,954
Substandard	0	2,986	1,598	107	4,142	584	9,417	406	9,823
Doubtful	0	0	0	21	386	0	407	0	407
Not Rated	1,297	1,657	1,149	395	395	23	4,916	0	4,916
Total	157,118	164,533	178,045	60,751	38,225	31,083	629,755	171,003	800,758
Non-working capital loans:
Current period gross write offs	0	383	0	542	179	44	1,148	237	1,385
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	23,264	69,737	43,228	2,566	0	0	138,795	426,577	565,372
Special Mention	603	0	0	0	0	0	603	0	603
Total	23,867	69,737	43,228	2,566	0	0	139,398	426,577	565,975
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	98,847	138,299	120,191	143,642	109,451	129,051	739,481	35,003	774,484
Special Mention	6,295	2,728	14,777	0	619	2,488	26,907	0	26,907
Substandard	318	318	0	3,101	1,457	0	5,194	0	5,194
Total	105,460	141,345	134,968	146,743	111,527	131,539	771,582	35,003	806,585
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	840	840	0	840

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Nonowner occupied loans (continued):
Pass	152,963	118,517	168,387	101,064	119,612	77,497	738,040	110,441	848,481
Special Mention	0	15,650	108	5,868	0	0	21,626	1,895	23,521
Total	152,963	134,167	168,495	106,932	119,612	77,497	759,666	112,336	872,002
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	70,497	61,679	11,708	52,995	29,177	9,794	235,850	108,486	344,336
Special Mention	0	0	307	0	0	0	307	0	307
Total	70,497	61,679	12,015	52,995	29,177	9,794	236,157	108,486	344,643
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	14,574	21,241	29,601	23,043	25,192	18,312	131,963	24,249	156,212
Special Mention	122	209	0	0	0	0	331	0	331
Substandard	0	0	0	0	0	71	71	0	71
Total	14,696	21,450	29,601	23,043	25,192	18,383	132,365	24,249	156,614
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	15,945	26,704	21,611	24,374	21,446	1,450	111,530	118,090	229,620
Special Mention	0	0	0	0	0	0	0	1,275	1,275
Total	15,945	26,704	21,611	24,374	21,446	1,450	111,530	119,365	230,895
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	6,639	17,137	29,985	3,397	11,310	5,544	74,012	19,609	93,621
Special Mention	0	0	0	0	0	1,872	1,872	0	1,872
Total	6,639	17,137	29,985	3,397	11,310	7,416	75,884	19,609	95,493
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	11,104	8,511	9,274	11,278	6,252	4,685	51,104	4,299	55,403

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Closed end first mortgage loans (continued):
Special Mention	122	226	165	66	0	0	579	0	579
Substandard	0	83	319	90	0	629	1,121	0	1,121
Not Rated	28,706	55,641	47,355	34,173	13,543	22,396	201,814	0	201,814
Total	39,932	64,461	57,113	45,607	19,795	27,710	254,618	4,299	258,917
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	574	738	0	438	0	5	1,755	10,090	11,845
Special Mention	0	0	0	0	309	0	309	0	309
Substandard	0	104	0	15	0	81	200	118	318
Not Rated	21,929	16,134	18,053	4,660	644	2,894	64,314	139,351	203,665
Total	22,503	16,976	18,053	5,113	953	2,980	66,578	149,559	216,137
Open end and junior lien loans:
Current period gross write offs	0	0	79	0	0	0	79	15	94
Residential construction loans:
Not Rated	10,030	1,154	2,045	1,386	759	1,348	16,722	0	16,722
Total	10,030	1,154	2,045	1,386	759	1,348	16,722	0	16,722
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	79	971	234	109	0	0	1,393	20,742	22,135
Special Mention	0	0	475	0	157	0	632	0	632
Substandard	0	128	54	76	17	0	275	0	275
Not Rated	23,508	22,250	11,824	6,688	3,743	1,782	69,795	10,930	80,725
Total	23,587	23,349	12,587	6,873	3,917	1,782	72,095	31,672	103,767
Other consumer loans:
Current period gross write offs	49	303	236	33	0	26	647	272	919

Total loans	$644,836	$745,896	$750,313	$481,427	$382,759	$311,201	$3,316,432	$1,801,516	$5,117,948

Total current period gross write offs	$49	$686	$409	$575	$179	$910	$2,808	$660	$3,468

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
The following table presents the aging of the amortized cost basis in past due loans as of June 30, 2025 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$698,277	$45	$0	$698,322	$19,010	$445	$717,332
Non-working capital loans	767,767	180	0	767,947	7,902	143	775,849
Commercial real estate and multi-family residential loans:
Construction and land development loans	551,538	0	0	551,538	0	0	551,538
Owner occupied loans	778,048	0	0	778,048	1,753	0	779,801
Nonowner occupied loans	868,585	0	0	868,585	0	0	868,585
Multifamily loans	477,537	0	0	477,537	0	0	477,537
Agri-business and agricultural loans:
Loans secured by farmland	150,880	0	0	150,880	61	0	150,941
Loans for agricultural production	188,579	0	0	188,579	13	13	188,592
Other commercial loans	95,348	0	0	95,348	0	0	95,348
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	271,020	509	7	271,536	1,388	625	272,924
Open end and junior lien loans	227,548	457	0	228,005	189	189	228,194
Residential construction loans	16,576	0	0	16,576	0	0	16,576
Other consumer loans	102,819	460	0	103,279	331	6	103,610
Total	$5,194,522	$1,651	$7	$5,196,180	$30,647	$1,421	$5,226,827
An insignificant amount of interest income was recognized on nonaccrual loans during the three and six month periods ended June 30, 2025.

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

The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	June 30, 2025
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$234	$38,025	$445	$38,704
Non-working capital loans	57	8,170	8	8,235
Commercial real estate and multi-family residential loans:
Owner occupied loans	312	1,753	0	2,065
Agri-business and agricultural loans:
Loans secured by farmland	0	61	0	61
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,388	0	0	1,388
Open end and junior lien loans	190	0	0	190
Other consumer loans	0	0	254	254
Total	$2,181	$48,009	$707	$50,897

	December 31, 2024
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$64,023	$447	$64,520
Non-working capital loans	1,891	6,585	19	8,495
Commercial real estate and multi-family residential loans:
Owner occupied loans	318	3,512	0	3,830
Agri-business and agricultural loans:
Loans secured by farmland	0	71	0	71
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,121	0	0	1,121
Open end and junior lien loans	318	0	0	318
Other consumer loans	0	0	272	272
Total	$3,698	$74,191	$738	$78,627
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
During the three and six months ended June 30, 2025 and 2024, there were no material modifications made to borrowers experiencing financial difficulty.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty by reviewing the delinquency and payment default status of such loans to understand the effectiveness of its relief efforts. At June 30, 2025, no loans within the previous twelve months received a modification due to a borrower experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion thereof) has subsequently been deemed uncollectible, the loan (or a portion thereof) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
NOTE 5. BORROWINGS
For the period ended June 30, 2025, the Company had an advance outstanding from the Federal Home Loan Bank of Indianapolis ("FHLBI") of $1.2 million. The fixed rate bullet advance due March 12, 2035 has an interest rate of 0.00% in the amount of $1.2 million. The $1.2 million advance is a rate-subsidized Community Development Financial Institution ("CDFI") Rate Buydown Advance offered by the FHLBI. The Company extended a low cost loan to a qualifying CDFI within its operating footprint that was then funded by the fixed rate advance from the Rate Buydown Advance program. For the period ended December 31, 2024, the Company had no advances outstanding with the FHLBI. There were no Federal Funds purchased outstanding at June 30, 2025 and December 31, 2024.
On October 2, 2024, the Company renewed an unsecured revolving credit agreement with a financial institution allowing the Company to borrow up to $30.0 million. The credit agreement has a one year term which may be amended, extended, modified or renewed. Funds provided under the agreement can be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 8, 2025, and expires on April 30, 2027, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. During the second quarter of 2025, the Company borrowed $5.0 million on the credit agreement, upon utilization of the share repurchase plan. The credit agreement had an outstanding balance of $5.0 million at June 30, 2025. The outstanding balance was repaid on July 9, 2025. There was no outstanding balance on the credit agreement at December 31, 2024.
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
Collateral dependent loans:  Collateral dependent loans with specific allocations of the allowance for credit losses are generally based on the fair value of the underlying collateral when repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of collateral dependent loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 30-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: (a) raw materials inventory is discounted from its cost or book value by 40-60%, depending on the marketability of the goods; (b) finished goods are generally discounted by 40-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good; (c) work in process inventory is typically discounted by 60%-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base; (d) equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 20-50% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons; and (e) marketable securities are discounted by 10%-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.
Mortgage servicing rights:  As of June 30, 2025, the value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $1.7 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.8%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At June 30, 2025, the constant prepayment speed (“PSA”) used was 156 and used a discount rate of 10.0%. At December 31, 2024, the PSA used was 157 and the discount rate used was 10.0%.
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
The tables below present the balances of assets measured at fair value on a recurring basis:

	June 30, 2025
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	$0	$113,091	$0	$113,091
Mortgage-backed securities: residential	0	439,805	0	439,805
State and municipal securities	0	439,503	4,558	444,061
Total securities available-for-sale	0	992,399	4,558	996,957
Mortgage banking derivative	0	149	0	149
Interest rate swap derivative	0	17,204	0	17,204
Total assets	$0	$1,009,752	$4,558	$1,014,310

Liabilities:
Mortgage banking derivative	$0	$18	$0	$18
Interest rate swap derivative	0	17,204	0	17,204
Total liabilities	$0	$17,222	$0	$17,222

	December 31, 2024
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	$0	$109,435	$0	$109,435
Mortgage-backed securities: residential	0	422,409	0	422,409
State and municipal securities	0	454,922	4,660	459,582
Total securities available-for-sale	0	986,766	4,660	991,426
Mortgage banking derivative	0	94	0	94
Interest rate swap derivative	0	25,403	0	25,403
Total assets	$0	$1,012,263	$4,660	$1,016,923

Liabilities:
Interest rate swap derivative	0	25,403	0	25,403
Total liabilities	$0	$25,403	$0	$25,403
The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below present the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2025
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$15,770	$15,770
Non-working capital loans	0	0	3,530	3,530
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	928	928
Agri-business and agricultural loans:
Loans secured by farmland	0	0	27	27
Total collateral dependent loans	0	0	20,255	20,255
Total assets	$0	$0	$20,255	$20,255

	December 31, 2024
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$23,174	$23,174
Non-working capital loans	0	0	3,281	3,281
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	664	664
Agri-business and agricultural loans:
Loans secured by farmland	0	0	32	32
Total collateral dependent loans	0	0	27,151	27,151
Total assets	$0	$0	$27,151	$27,151
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2025:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$19,300	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	44%	1%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	928	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	29%	2%-57%

Collateral dependent loans:
Agri-business and agricultural	27	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	57%

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

	June 30, 2025
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$310,180	$310,180	$0	$0	$310,180
Securities available-for-sale	996,957	0	992,399	4,558	996,957
Securities held-to-maturity	132,389	0	107,979	0	107,979
Real estate mortgages held-for-sale	1,637	0	1,686	0	1,686
Loans, net	5,160,275	0	0	5,074,917	5,074,917
Mortgage banking derivative	149	0	149	0	149
Interest rate swap derivative	17,204	0	17,204	0	17,204
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	29,109	0	8,199	20,910	29,109
Financial Liabilities:
Certificates of deposit	$789,414	$0	$786,013	$0	$786,013
All other deposits	5,387,419	5,387,419	0	0	5,387,419
Federal Home Loan Bank advance	1,200	0	758	0	758
Miscellaneous borrowings	5,000	0	4,999	0	4,999
Mortgage banking derivative	18	0	18	0	18
Interest rate swap derivative	17,204	0	17,204	0	17,204
Standby letters of credit	196	0	0	196	196
Accrued interest payable	9,996	388	9,608	0	9,996

	December 31, 2024
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$168,205	$168,205	$0	$0	$168,205
Securities available-for-sale	991,426	0	986,766	4,660	991,426
Securities held-to-maturity	131,568	0	113,107	0	113,107
Real estate mortgages held-for-sale	1,700	0	1,733	0	1,733
Loans, net	5,031,988	0	0	4,916,231	4,916,231
Mortgage banking derivative	94	0	94	0	94
Interest rate swap derivative	25,403	0	25,403	0	25,403
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	28,446	0	8,178	20,268	28,446
Financial Liabilities:
Certificates of deposit	$855,876	$0	$851,933	$0	$851,933
All other deposits	5,045,090	5,045,090	0	0	5,045,090
Interest rate swap derivative	25,403	0	25,403	0	25,403
Standby letters of credit	294	0	0	285	285
Accrued interest payable	15,117	425	14,692	0	15,117
NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2025 and December 31, 2024.

	June 30, 2025
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$17,204	$0	$17,204	$0	$(16,785)	$419
Total Assets	$17,204	$0	$17,204	$0	$(16,785)	$419
Liabilities
Interest Rate Swap Derivatives	$17,204	$0	$17,204	$0	$0	$17,204
Total Liabilities	$17,204	$0	$17,204	$0	$0	$17,204

	December 31, 2024
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$25,403	$0	$25,403	$0	$(21,815)	$3,588
Total Assets	$25,403	$0	$25,403	$0	$(21,815)	$3,588
Liabilities
Interest Rate Swap Derivatives	$25,403	$0	$25,403	$0	$0	$25,403
Total Liabilities	$25,403	$0	$25,403	$0	$0	$25,403

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average shares outstanding for basic earnings per common share	25,707,233	25,678,231	25,711,004	25,667,647
Dilutive effect of stock based awards	68,972	64,640	71,813	79,126
Weighted average shares outstanding for diluted earnings per common share	25,776,205	25,742,871	25,782,817	25,746,773

Basic earnings per common share	$1.05	$0.88	$1.83	$1.79
Diluted earnings per common share	$1.04	$0.87	$1.82	$1.78
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended June 30, 2025 and 2024, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at April 1, 2025	$(163,321)	$(558)	$(163,879)
Other comprehensive income (loss) before reclassification	2,361	0	2,361
Amounts reclassified from accumulated other comprehensive income (loss)	387	10	397
Net current period other comprehensive income (loss)	2,748	10	2,758
Balance at June 30, 2025	$(160,573)	$(548)	$(161,121)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at April 1, 2024	$(166,189)	$(724)	$(166,913)
Other comprehensive income (loss) before reclassification	(3,943)	0	(3,943)
Amounts reclassified from accumulated other comprehensive income (loss)	386	12	398
Net current period other comprehensive income (loss)	(3,557)	12	(3,545)
Balance at June 30, 2024	$(169,746)	$(712)	$(170,458)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the six months ended June 30, 2025 and 2024, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2025	$(165,932)	$(568)	$(166,500)
Other comprehensive income (loss) before reclassification	4,585	0	4,585
Amounts reclassified from accumulated other comprehensive income (loss)	774	20	794
Net current period other comprehensive income (loss)	5,359	20	5,379
Balance at June 30, 2025	$(160,573)	$(548)	$(161,121)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2024	$(154,460)	$(735)	$(155,195)
Other comprehensive income (loss) before reclassification	(16,100)	0	(16,100)
Amounts reclassified from accumulated other comprehensive income (loss)	814	23	837
Net current period other comprehensive income (loss)	(15,286)	23	(15,263)
Balance at June 30, 2024	$(169,746)	$(712)	$(170,458)

Reclassifications out of other accumulated other comprehensive income (loss) for the three months ended June 30, 2025 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(489)	Interest income
Tax effect	102	Income tax expense
	(387)	Net of tax
Amortization of defined benefit pension items	(13)	Other expense
Tax effect	3	Income tax expense
	(10)	Net of tax
Total reclassifications for the period	$(397)	Net income
Reclassifications out of other accumulated comprehensive income (loss) for the three months ended June 30, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(489)	Interest income
Tax effect	103	Income tax expense
	(386)	Net of tax
Amortization of defined benefit pension items	(16)	Other expense
Tax effect	4	Income tax expense
	(12)	Net of tax
Total reclassifications for the period	$(398)	Net income

Reclassifications out of accumulated comprehensive income (loss) for the six months ended June 30, 2025 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(979)	Interest income
Tax effect	205	Income tax expense
	(774)	Net of tax
Amortization of defined benefit pension items	(26)	Other expense
Tax effect	6	Income tax expense
	(20)	Net of tax
Total reclassifications for the period	$(794)	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(985)	Interest income
Realized gains and (losses) on available-for-sale securities	(46)	Net securities gains (losses)
Tax effect	217	Income tax expense
	(814)	Net of tax
Amortization of defined benefit pension items	(31)	Other expense
Tax effect	8	Income tax expense
	(23)	Net of tax
Total reclassifications for the period	$(837)	Net income
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

The following is a maturity analysis of the operating lease liabilities as of June 30, 2025:

Years ending December 31, (in thousands)	Operating Lease Obligation
2025	$416
2026	803
2027	814
2028	770
2029	644
2030 and thereafter	5,267
Total undiscounted lease payments	8,714
Less imputed interest	(2,206)
Lease liability	$6,508
Right-of-use asset	$6,508

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Lease cost
Operating lease cost	$198	$161	$396	$346
Short-term lease cost	1	2	2	4
Total lease cost	$199	$163	$398	$350

Other information
Operating cash outflows from operating leases	$198	$161	$396	$346
Weighted-average remaining lease term - operating leases	7.4 years	5.8 years	7.4 years	5.8 years
Weighted average discount rate - operating leases	3.7%	2.5%	3.7%	2.5%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first six months of 2025 was $47.1 million, which increased $1.1 million, or 2.4%, from $46.0 million for the comparable period of 2024. Diluted income per common share was $1.82 in the first six months of 2025, an increase of 2.2% from $1.78 in the comparable period of 2024. The increase in net income for 2025 was primarily due to an increase to net interest income of $12.0 million, or 12.6%, a decrease in noninterest expense of $843,000, or 1.3%, and a decrease in the provision for credit losses of $0.2 million, or 2.0%. Offsetting these positive contributions to net income was a decrease in noninterest income of $10.6 million, or 32.2%. Pretax pre-provision earnings, a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense, were $67.0 million in the first six months of 2025, an increase of $2.2 million, or 3.5%, compared to $64.7 million for the comparable period of 2024. Core operational profitability, a non-GAAP measure that excludes the impact of certain non-routine operating events that occurred during 2024, improved by $5.2 million, or 12.5%, from $41.8 million to $47.1 million for the six months ended June 30, 2024 and 2025, respectively.
Annualized return on average total equity was 13.62% in the first six months of 2025 versus 14.39% in the comparable period of 2024. Annualized return on average total assets was 1.39% in the first six months of 2025 versus 1.40% for the comparable period of 2024. The Company's average equity to average assets ratio was 10.19% in the first six months of 2025 versus 9.73% in the comparable period of 2024.
Net income in the second quarter of 2025 was $27.0 million, an increase of $4.4 million, or 19.6%, from $22.5 million for the comparable period of 2024. Diluted earnings per common share was $1.04 in the second quarter of 2025, an increase of 19.5% from $0.87 in the comparable period of 2024. The increase was driven primarily by an increase in net interest income of $6.6 million, or 13.6%, a decrease in provision for credit losses of $5.5 million and a decrease in noninterest expense of $2.9 million, or 8.7%. Offsetting these effects was a decrease in noninterest income of $9.0 million, or 43.8%. Pretax pre-provision earnings in the second quarter of 2025 were $35.9 million, an increase of $528,000, or 1.5%, compared to $35.4 million for the comparable period of 2024. Core operational profitability improved $7.8 million, or 40.5%, to $27.0 million for the second quarter of 2025, compared to $19.2 million for the second quarter of 2024.
Annualized return on average total equity was 15.52% in the second quarter of 2025 versus 14.19% in the comparable period of 2024. Annualized return on average total assets was 1.57% in the second quarter of 2025 versus 1.37% in the comparable period of 2024. The average equity to average assets ratio was 10.09% in the second quarter of 2025 versus 9.62% in the comparable period of 2024.

The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 10.15% at June 30, 2025, compared to 9.91% at June 30, 2024 and 10.19% at December 31, 2024. Unrealized losses from available-for-sale investment securities were $185.3 million at June 30, 2025, compared to $194.9 million at June 30, 2024 and $191.1 million at December 31, 2024. When excluding the impact of accumulated other comprehensive income (loss) ("AOCI") on tangible common equity and tangible assets, the Company's adjusted tangible common equity to adjusted tangible assets ratio, which is a non-GAAP financial measure, was 12.17% at June 30, 2025, compared to 12.18% at June 30, 2024 and 12.37% at December 31, 2024.
Total assets were $6.964 billion as of June 30, 2025 versus $6.678 billion as of December 31, 2024, an increase of $285.9 million, or 4.3%. Balance sheet expansion was driven by increases to total loans, net of the allowance for credit losses, which increased $128.3 million, or 2.5%, cash and cash equivalents, which increased $142.0 million, or 84.4%, and available-for-sale securities, which increased $5.5 million, or 0.6%. The balance sheet expansion from December 31, 2024 to June 30, 2025 was funded by an increase in total deposits of $275.9 million, or 4.7%. Total equity increased $26.1 million, or 3.8%, from $683.9 million at December 31, 2024 to $710.0 million at June 30, 2025. Retained earnings increased $21.3 million, or 2.9%, primarily as a result of net income of $47.1 million and reduced by dividends declared and paid of $25.7 million.
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
RESULTS OF OPERATIONS
Overview
Selected income statement information for the three and six months ended June 30, 2025 and 2024 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Income Statement Summary:
Net interest income (A)	$54,876	48,296	$107,751	$95,712
Provision for credit losses	3,000	8,480	9,800	10,000
Noninterest income (B)	11,486	20,439	22,414	33,051
Noninterest expense (C)	30,432	33,333	63,195	64,038
Other Data:
Efficiency ratio (1)	45.86%	48.49%	48.55%	49.73%
Diluted EPS	$1.04	$0.87	$1.82	$1.78
Average Equity/Average Assets	10.09%	9.62%	10.19%	9.73%
Tangible capital ratio (2)	10.15	9.91	10.15	9.91
Adjusted tangible capital ratio (3)	12.17	12.18	12.17	12.18
Net charge-offs to average loans	2.22	0.08	1.13	0.05
Net interest margin	3.42	3.17	3.41	3.16
Noninterest income to total revenue	17.31	29.74	17.22	25.67
Pretax pre-provision earnings (4)	$35,930	$35,402	$66,970	$64,725

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
A reconciliation of these non-GAAP financial measures is provided below.

	As of and For The		As of and For The
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Total Equity	$709,987	$654,590	$709,987	$654,590
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Common Equity (A)	706,184	650,787	706,184	650,787
Market Value Adjustment in AOCI	160,574	169,747	160,574	169,747
Adjusted Tangible Common Equity (C)	866,758	820,534	866,758	820,534

Total Assets	$6,964,301	$6,568,807	$6,964,301	$6,568,807
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Assets (B)	6,960,498	6,565,004	6,960,498	6,565,004
Market Value Adjustment in AOCI	160,574	169,747	160,574	169,747
Adjusted Tangible Assets (D)	7,121,072	6,734,751	7,121,072	6,734,751

Ending Common Shares Issued (E)	25,697,093	25,679,066	25,697,093	25,679,066

Tangible Book Value per Common Share (A/E)	$27.48	$25.34	$27.48	$25.34

Tangible Capital Ratio (A/B)	10.15%	9.91%	10.15%	9.91%
Adjusted Tangible Capital Ratio (C/D)	12.17%	12.18%	12.17%	12.18%

Net Interest Income	$54,876	$48,296	$107,751	$95,712
Plus: Noninterest Income	11,486	20,439	22,414	33,051
Minus: Noninterest Expense	(30,432)	(33,333)	(63,195)	(64,038)
Pretax Pre-Provision Earnings	$35,930	$35,402	$66,970	$64,725

Adjusted core noninterest income, adjusted core noninterest expense, adjusted earnings before income taxes, core operational profitability, core operational diluted earnings per common share and adjusted core efficiency ratio are non-GAAP financial measures calculated based on GAAP amounts. These adjusted amounts are calculated by excluding the impact of the net gain on Visa shares, legal accrual and insurance recovery for the periods presented below. Management considers these measures of financial performance to be meaningful to understanding the Company’s core business performance for these periods.
A reconciliation of these non-GAAP financial measures is provided below.

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	Jun. 30, 2025	Jun. 30, 2024	Jun. 30, 2025	Jun. 30, 2024
Noninterest Income	$11,486	$20,439	$22,414	$33,051
Less: Net Gain on Visa Shares	0	(9,011)	0	(9,011)
Less: Insurance Recovery	0	0	0	(1,000)
Adjusted Core Noninterest Income	$11,486	$11,428	$22,414	$23,040

Noninterest Expense	$30,432	$33,333	$63,195	$64,038
Less: Legal Accrual	0	4,537	0	4,537
Adjusted Core Noninterest Expense	$30,432	$28,796	$63,195	$59,501

Earnings Before Income Taxes	$32,930	$26,922	$57,170	$54,725
Adjusted Core Impact:
Noninterest Income	0	(9,011)	0	(10,011)
Noninterest Expense	0	4,537	0	4,537
Total Adjusted Core Impact	0	(4,474)	0	(5,474)
Adjusted Earnings Before Income Taxes	32,930	22,448	57,170	49,251
Tax Effect	(5,964)	(3,261)	(10,119)	(7,414)
Core Operational Profitability (1)	$26,966	$19,187	$47,051	$41,837

Diluted Earnings Per Common Share	$1.04	$0.87	$1.82	$1.78
Impact of Adjusted Core Items	0.00	(0.13)	0.00	(0.16)
Core Operational Diluted Earnings Per Common Share	$1.04	$0.74	$1.82	$1.62

Adjusted Core Efficiency Ratio	45.86%	48.22%	48.55%	50.11%
(1) Core operational profitability was $3.4 million lower than reported net income for the three months ended June 30, 2024 and $4.1 million lower for the six months ended June 30, 2024.
Net Income
Net income was $47.1 million in the first six months of 2025, which increased $1.1 million, or 2.4%, from $46.0 million for the comparable period of 2024. Diluted income per common share was $1.82 in the first six months of 2025, an increase of 2.2% from $1.78 in the comparable period of 2024. The increase in net income for the first six months of 2025 was primarily due to an increase to net interest income of $12.0 million, or 12.6%, a decrease in noninterest expense of $843,000, or 1.3%, and a decrease in the provision for credit losses of $200,000, or 2.0%. Offsetting these positive contributions to net income was a decrease to noninterest income of $10.6 million, or 32.2%. Core operational profitability, a non-GAAP measure that excludes the impact of certain non-routine operating events that occurred during 2024, improved by $5.2 million, or 12.5%, from $41.8 million to $47.1 million for the six months ended June 30, 2024 and 2025, respectively.
Net income during the second quarter of 2025 was $27.0 million, an improvement of 19.6% from $22.5 million for the comparable period of 2024. Diluted earnings per common share was $1.04 in the second quarter of 2025, an increase of 19.5% from $0.87 in the comparable period of 2024. The increase was driven primarily by an increase in net interest income of $6.6 million, or 13.6%. Contributing further to the increase was a decrease in noninterest expense of $2.9 million, or 8.7%, and a decrease in the provision for credit losses of $5.5 million. Offsetting these positive contributions to net income was a decrease in noninterest income of $9.0 million, or 43.8%. Core operational profitability improved $7.8 million, or 40.5%, to $27.0 million for the second quarter of 2025, compared to $19.2 million for the second quarter of 2024.
Net Interest Income
The following tables set forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2025			2024
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$5,182,140	$166,158	6.47%	$4,955,106	$166,268	6.75%
Tax exempt (1)	25,763	720	5.64	47,829	1,901	7.99
Investments:
Securities (1)	1,130,970	16,755	2.99	1,138,639	16,117	2.85
Short-term investments	2,898	28	1.95	2,773	68	4.93
Interest bearing deposits	159,321	3,398	4.30	111,758	2,880	5.18
Total earning assets	$6,501,092	$187,059	5.80%	$6,256,105	$187,234	6.02%
Less: Allowance for credit losses	(90,578)			(73,299)
Nonearning Assets
Cash and due from banks	68,847			66,551
Premises and equipment	60,903			58,292
Other nonearning assets	293,953			291,062
Total assets	$6,834,217			$6,598,711

Interest Bearing Liabilities
Savings deposits	$284,922	$85	0.06%	$292,378	$97	0.07%
Interest bearing checking accounts	3,627,952	59,574	3.31	3,161,230	63,688	4.05
Time deposits:
In denominations under $100,000	210,841	3,577	3.42	220,643	3,788	3.45
In denominations over $100,000	611,351	12,333	4.07	798,442	17,954	4.52
Other short-term borrowings	66,380	1,520	4.62	126,443	3,531	5.62
Long-term borrowings	729	0	0.00	0	0	0.00
Total interest bearing liabilities	$4,802,175	$77,089	3.24%	$4,599,136	$89,058	3.89%

Noninterest Bearing Liabilities
Demand deposits	1,251,161			1,252,503
Other liabilities	84,364			105,069
Stockholders' Equity	696,517			642,003
Total liabilities and stockholders' equity	$6,834,217			$6,598,711

Interest Margin Recap
Interest income/average earning assets		187,059	5.80%		187,234	6.02%
Interest expense/average earning assets		77,089	2.39		89,058	2.86
Net interest income and margin		$109,970	3.41%		$98,176	3.16%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $2.2 million and $2.5 million for the six-month periods ended June 30, 2025 and June 30, 2024, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2025 and 2024, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended June 30,
	2025			2024
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest	Yield (1)/ Rate	Average Balance	Interest	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$5,204,006	$84,418	6.51%	$4,993,270	$84,226	6.78%
Tax exempt (1)	25,640	359	5.62	41,581	783	7.57
Investments:
Securities (1)	1,125,597	8,416	3.00	1,118,776	8,082	2.91
Short-term investments	2,832	28	3.97	2,836	35	4.96
Interest bearing deposits	212,532	2,274	4.29	138,818	1,807	5.24
Total earning assets	$6,570,607	$95,495	5.83%	$6,295,281	$94,933	6.07%
Less: Allowance for credit losses	(93,644)			(74,166)
Nonearning Assets
Cash and due from banks	66,713			64,518
Premises and equipment	61,280			58,702
Other nonearning assets	299,725			298,619
Total assets	$6,904,681			$6,642,954

Interest Bearing Liabilities
Savings deposits	$285,944	$43	0.06%	$289,107	$48	0.07%
Interest bearing checking accounts	3,767,903	31,499	3.35	3,275,502	33,323	4.09
Time deposits:
In denominations under $100,000	208,770	1,745	3.35	217,146	1,871	3.47
In denominations over $100,000	589,829	5,824	3.96	807,304	9,121	4.54
Other short-term borrowings	33,297	398	4.79	77,077	1,077	5.62
Long-term borrowings	1,200	0	0.00	0	0	0.00
Total interest bearing liabilities	$4,886,943	$39,509	3.24%	$4,666,136	$45,440	3.92%

Noninterest Bearing Liabilities
Demand deposits	1,244,058			1,230,903
Other liabilities	76,704			106,916
Stockholders' Equity	696,976			638,999
Total liabilities and stockholders' equity	$6,904,681			$6,642,954

Interest Margin Recap
Interest income/average earning assets		95,495	5.83%		94,933	6.07%
Interest expense/average earning assets		39,509	2.41		45,440	2.90
Net interest income and margin		$55,986	3.42%		$49,493	3.17%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.1 million and $1.2 million in the three-month periods ended June 30, 2025 and June 30, 2024, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2025 and 2024, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

Net interest income, on a fully tax equivalent basis, increased $11.8 million, or 12.0%, to $110.0 million for the six months ended June 30, 2025, compared to $98.2 million for the first six months of 2024. The increase in net interest income on a fully tax equivalent basis was driven by a decrease in deposit interest expense of $10.0 million, or 11.6%, from $85.5 million to $75.6 million. Borrowings expense declined by $2.0 million, or 57.0%. Securities interest income contributed further to the increase in fully tax equivalent net interest income, increasing by $638,000, or 4.0%. A decline in loan interest income negatively impacted fully tax equivalent net interest income, decreasing $1.3 million, or 0.8%, from $168.2 million to $166.9 million between the two periods, due primarily to the decline in interest income from variable rate loans that resulted from the decline in interest rates.
Total average earning assets were $6.501 billion for the six months ended June 30, 2025, an increase of $245.0 million, or 3.9%, compared to $6.256 billion for the six months ended June 30, 2024. Average loans outstanding drove the increase to total average earning assets, increasing $205.0 million, or 4.1%, to $5.208 billion from $5.003 billion for the six months ended June 30, 2025 and 2024, respectively. Offsetting this increase was a decrease to average investment securities of $7.7 million, or 0.7%, to $1.131 billion from $1.139 billion between the respective periods. Total average interest bearing liabilities were $4.802 billion for the six months ended June 30, 2025, an increase of $203.0 million, or 4.4%, from $4.599 billion for the six months ended June 30, 2024. This increase was driven by increased interest bearing deposits of $262.4 million, or 5.9%, from $4.473 billion for the six months ended June 30, 2024 to $4.735 billion for the six months ended June 30, 2025. Offsetting the increase to average interest bearing deposits was a decrease in total average borrowings of $59.3 million, or 46.9%, to $67.1 million from $126.4 million for the six months ended June 30, 2025 and 2024, respectively. Noninterest bearing demand deposits decreased $1.3 million, or 0.1%, to $1.251 billion from $1.253 billion between the two periods.
The tax equivalent net interest margin was 3.41% for the six months ended June 30, 2025, compared to 3.16% during the first six months of 2024, representing a 25 basis point expansion between the two periods. The net interest margin increase was primarily driven by a decrease to interest expense as a percentage of average earning assets, which decreased to 2.39% for the six months ended June 30, 2025, down from 2.86% for the comparable period of 2024, or a decrease of 47 basis points. This decline was attributable to a decrease in the rate for total interest bearing liabilities of 65 basis points from 3.89% to 3.24% between the respective periods. These decreases were driven by reduced costs associated with the repricing of the Company's interest bearing deposits as a result of monetary policy easing from the Federal Reserve Bank. The decrease in the rate for interest bearing liabilities was driven by a decrease in the average rate for interest bearing deposits of 63 basis points, from 3.85% to 3.22%. Contributing further to the reduction in the rate for interest bearing liabilities was a reduction in the average borrowings rate, which declined 105 basis points from 5.62% to 4.57%. The Company anticipates the cost of funds would continue to respond favorably to any further monetary policy easing by the Federal Reserve Bank. The improvement in interest expense as a percentage of average earning assets was offset by a 22 basis point reduction in interest income as a percentage of average earning assets, which declined from 6.02% to 5.80%. This decrease was primarily attributable to a decline in average loan yields, which decreased 30 basis points to 6.46% for the six months ended June 30, 2025, down from 6.76% for the comparable period of 2024. This decrease was offset by an increase to investment securities yields, which increased 14 basis points from 2.85% to 2.99%. The Company expects that any continued easing of monetary policy by the Federal Reserve Bank, which commenced in September 2024, would exert downward pressure on loan yields as variable rate commercial loans reprice lower; however, this decline may be countered by further reductions in deposit pricing. During the six months ended June 30, 2025, the Company recorded a prepayment fee of $541,000 from the early payment of a fixed rate commercial loan, which was recorded as part of interest income. The prepayment fee benefited net interest margin by 1 basis point during the six months ended June 30, 2025. Excluding the impact of the prepayment fee, net interest margin increased by 24 basis points to 3.40%.

Net interest income, on a fully tax equivalent basis, increased by $6.5 million, or 13.1%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase in net interest income on a fully tax equivalent basis was driven by a decrease in deposit interest expense of $5.3 million, or 11.8%, from $44.4 million to $39.1 million, and a decrease to borrowings expense of $679,000, or 63.0%. A decline in loan interest income negatively impacted fully tax equivalent net interest income, decreasing $232,000, or 0.3%, from $85.0 million to $84.8 million and a decrease to securities interest income of $334,000, or 4.1%.
Total average earning assets were $6.571 billion for the second quarter of 2025, an increase of $275.3 million, or 4.4%, compared to $6.295 billion for the second quarter of 2024. The increase in average earning assets was driven by an increase in average loans of $194.8 million, or 3.9%, from $5.035 billion for the second quarter of 2024 to $5.230 billion for the second quarter of 2025. Average investment securities increased $6.8 million, or 0.6%, from $1.119 billion for the second quarter of 2024 to $1.126 billion for the second quarter of 2025. Total average interest bearing liabilities were $4.887 billion for the second quarter of 2025, an increase of $220.8 million, or 4.7%, from $4.666 billion for the second quarter of 2024. This increase was driven by growth in interest bearing deposits of $263.4 million, or 5.7%, from $4.589 billion for the second quarter of 2024 to $4.852 billion for the second quarter of 2025. Noninterest bearing demand deposits increased $13.2 million, or 1.1%, from $1.231 billion for the second quarter of 2024 to $1.244 billion for the second quarter of 2025 and average borrowings decreased $42.6 million, or 55.2%, from $77.1 million for the second quarter of 2024 to $34.5 million for the second quarter of 2025.
The tax equivalent net interest margin expanded by 25 basis points, or 7.9%, to 3.42% for the second quarter of 2025, compared to 3.17% for the second quarter of 2024. The net interest margin expansion was primarily driven by a decrease in interest expense as a percentage of average earning assets, which decreased to 2.41% for the three months ended June 30, 2025, down from 2.90% for the comparable period of 2024, for a decrease of 49 basis points. This decrease was attributable to a decrease in the rate for total interest bearing liabilities of 68 basis points from 3.92% to 3.24% between the respective periods. This decrease was driven by reduced costs associated with the repricing of the Company's interest bearing deposits as a result of monetary policy easing from the Federal Reserve Bank. The average rate for interest bearing deposits declined 66 basis points from 3.89% to 3.23%. Contributing further to the reduction in the rate for interest bearing liabilities was a reduction in the average borrowings rate, which declined 99 basis points from 5.62% to 4.63%. The improvement in interest expense as a percentage of average earning assets was offset by a 24 basis point reduction in interest income as a percentage of average earning assets, which declined from 6.07% for the second quarter of 2024 to 5.83% for the second quarter of 2025. This decrease was primarily attributable to a decrease in loan yields, which decreased 29 basis points from 6.79% to 6.50% between the two periods. This decrease was offset by an increase to investment securities yields, which increased 9 basis points from 2.91% to 3.00% between the two periods. During the second quarter of 2025, the Company recorded a prepayment fee of $541,000 from the early payment of a fixed rate commercial loan, which was recorded as part of interest income. The prepayment fee benefited net interest margin by 3 basis points for the second quarter of 2025.

Provision for Credit Losses
The Company recorded provision for credit losses expense of $9.8 million for the six months ended June 30, 2025, compared to provision expense of $10.0 million during the comparable period of 2024, a decrease of $200,000, or 2.0%. Net charge-offs were $29.2 million during the six month period ended June 30, 2025, compared to $1.3 million during the comparable period of 2024, an increase of $27.9 million. The increase in net charge offs between the respective periods was attributable to a partial charge off related to a previously disclosed $43.3 million nonperforming credit for an industrial company in Northern Indiana. During the six months ended June 30, 2025, the nonperforming borrower reached an agreement to sell and liquidate the business to two unrelated entities. The transactions are expected to close in the third quarter of 2025. As a result of the pending sale and liquidation, the Company recognized a charge off of $28.6 million during the second quarter, which was fully allocated at the time of the charge off. The Company expects to collect the remainder of the outstanding principal balance from sale and liquidation proceeds and proceeds from the personal guarantee from the borrower.
The Company recorded provision expense of $3.0 million during the second quarter of 2025, compared to $8.5 million during the second quarter of 2024. Provision expense during the quarter was primarily driven by an increase in the specific reserve allocation from the aforementioned nonperforming credit as well as loan growth during the period. Net charge-offs were $28.9 million during the second quarter of 2025 compared to $949,000 during the second quarter of 2024.
Additional factors considered by management in determining provision expense included key loan quality metrics, reserve coverage of nonperforming loans, economic conditions in the Company’s markets, and changes in the facts and circumstances of watch list credits, which includes the security position of the borrower. Management’s overall view on current credit quality was also a factor in the determination of the provision for credit losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the three and six months ended June 30, 2025 and 2024 are shown in the following tables:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Wealth advisory fees	$5,534	$5,052	$482	9.5%
Investment brokerage fees	1,002	1,000	2	0.2
Service charges on deposit accounts	5,601	5,497	104	1.9
Loan and service fees	5,890	5,900	(10)	(0.2)
Merchant and interchange fee income	1,676	1,755	(79)	(4.5)
Bank owned life insurance income	1,362	1,926	(564)	(29.3)
Interest rate swap fee income	20	0	20	100.0
Mortgage banking income (loss)	73	75	(2)	(2.7)
Net securities gains (losses)	0	(46)	46	100.0
Net gain on Visa shares	0	9,011	(9,011)	(100.0)
Other income	1,256	2,881	(1,625)	(56.4)
Total noninterest income	$22,414	$33,051	$(10,637)	(32.2)%
Noninterest income to total revenue	17.22%	25.67%

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Wealth advisory fees	$2,667	$2,597	$70	2.7%
Investment brokerage fees	550	478	72	15.1
Service charges on deposit accounts	2,827	2,806	21	0.7
Loan and service fees	3,006	3,048	(42)	(1.4)
Merchant card fee income	854	892	(38)	(4.3)
Bank owned life insurance income	1,040	890	150	16.9
Interest rate swap fee income	20	0	20	100.0
Mortgage banking income (loss)	124	23	101	439.1
Net gain on Visa shares	0	9,011	(9,011)	(100.0)
Other income	398	694	(296)	(42.7)
Total noninterest income	$11,486	$20,439	$(8,953)	(43.8)%
Noninterest income to total revenue	17.31%	29.74%
Noninterest income decreased by $10.6 million, or 32.2%, to $22.4 million for the six months ended June 30, 2025, compared to $33.1 million for the prior year six-month period. Noninterest income was elevated during the first six months of 2024 as compared to the comparable period of 2025 primarily as a result of the net gain on Visa shares of $9.0 million and a $1.0 million insurance recovery. Adjusted core noninterest income, a non-GAAP financial measure that excludes the impact of these non-routine events, declined $626,000, or 2.7%, from $23.0 million for the six months ended June 30, 2024. Other income decreased $1.6 million, or 56.4%, as other income during the first six months of 2024 benefited from the $1.0 million insurance recovery. Reduced limited partnership investment income further contributed to the decline between the periods. Bank owned life insurance income decreased $564,000, or 29.3%, primarily as a result of reduced market performance from the Bank's variable bank owned life insurance policies, which correlate to returns in the equities markets. Offsetting these decreases were increases to wealth advisory fees of $482,000, or 9.5%, and service charges on deposit accounts of $104,000, or 1.9%. The increase in wealth advisory fees was primarily driven by continued growth in customers and assets under management.

The Company’s noninterest income decreased $9.0 million, or 43.8%, to $11.5 million for the second quarter of 2025, compared to $20.4 million for the second quarter of 2024. Noninterest income was elevated during the second quarter of 2024 as compared to the second quarter of 2025 as a result of the net gain on Visa shares of $9.0 million that was recorded in the second quarter of 2024. Adjusted core noninterest income, a non-GAAP financial measure that excludes the effect of the net gain on Visa shares, increased $58,000, or less than 1%, from $11.4 million during the second quarter of 2024. Bank owned life insurance income increased $150,000, or 16.9%, primarily as a result of increased general account bank owned life insurance income from the purchase of insurance policies during the second quarter of 2025. Mortgage banking income increased $101,000 due to growth in the Company's mortgage pipeline, which favorably impacted secondary market loan sale gains and mortgage rate lock income. Wealth advisory fees increased $70,000, or 2.7%, driven by continued growth in customers and assets under management. Investment brokerage fees increased $72,000, or 15.1%, due to increased volume and product mix. Offsetting these increases was a decrease to other income of $296,000, or 42.7%, primarily driven by reduced limited partnership investment income.
Noninterest Expense
Noninterest expense categories for the three and six months ended June 30, 2025 and 2024 are shown in the following tables:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries and employee benefits	$34,998	$32,991	$2,007	6.1%
Net occupancy expense	3,727	3,438	289	8.4
Equipment costs	2,819	2,755	64	2.3
Data processing fees and supplies	8,417	7,651	766	10.0
Corporate and business development	2,566	2,646	(80)	(3.0)
FDIC insurance and other regulatory fees	1,639	1,605	34	2.1
Professional fees	4,086	4,586	(500)	(10.9)
Other expense	4,943	8,366	(3,423)	(40.9)
Total noninterest expense	$63,195	$64,038	$(843)	(1.3)%
Efficiency ratio	48.55%	49.73%

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries and employee benefits	$17,096	$16,158	$938	5.8%
Net occupancy expense	1,747	1,698	49	2.9
Equipment costs	1,437	1,343	94	7.0
Data processing fees and supplies	4,152	3,812	340	8.9
Corporate and business development	1,160	1,265	(105)	(8.3)
FDIC insurance and other regulatory fees	839	816	23	2.8
Professional fees	1,706	2,123	(417)	(19.6)
Other expense	2,295	6,118	(3,823)	(62.5)
Total noninterest expense	$30,432	$33,333	$(2,901)	(8.7)%
Efficiency ratio	45.86%	48.49%
Noninterest expense decreased by $843,000, or 1.3%, for the six months ended June 30, 2025 to $63.2 million compared to $64.0 million for the six months ended June 30, 2024. Noninterest expense was elevated during the first six months of 2024 as compared to 2025 due to a $4.5 million accrual that was recorded from the resolution of a legal matter. Adjusted core noninterest expense, which excludes the impact of the $4.5 million legal accrual, increased $3.7 million, or 6.2%, from $59.5 million for the six months ended June 30, 2024. Salaries and benefits expense increased by $2.0 million, or 6.1%, due primarily to increased performance-based compensation accruals of $1.3 million, increased salaries of $1.3 million and offset by decreased deferred compensation expense of $763,000. Data processing fees and supplies and expense increased $766,000, or 10.0%. Net occupancy expense increased $289,000, or 8.4%, as a result of increased occupancy expense from the continued expansion of the Company's branch network and improvements to existing facilities. Offsetting these increases were decreases to other expense of $3.4 million, or 40.9%, and professional fees of $500,000, or 10.9%.

Noninterest expense decreased $2.9 million, or 8.7%, to $30.4 million for the second quarter of 2025, compared to $33.3 million during the second quarter of 2024. Noninterest expense was elevated during the second quarter of 2024 as compared to 2025 due to a $4.5 million accrual that was recorded from the resolution of a legal matter. Adjusted core noninterest expense, which excludes the impact of the legal accrual, increased $1.6 million, or 5.7%, from $28.8 million for the second quarter of 2024. Salaries and benefits expense increased by $938,000, or 5.8%. The primary drivers for the increase to salaries and benefits expense were increased salaries expense of $756,000 and increased health insurance expense of $127,000. Additionally, data processing fees and supplies expense increased $340,000, or 8.9%, from continued investment in customer-facing and operational technology solutions. Offsetting these increases were decreases to other expense of $3.8 million, or 62.5%, professional fees of $417,000, or 19.6%, and corporate and business development expense of $105,000, or 8.3%. The decrease to other expense was driven by the legal accrual recorded during the second quarter of 2024. The decrease to professional fees was primarily driven by reduced technology implementation consulting fees and swap collateral fees. Corporate and business development expense decreased primarily as a result of lower advertising expense.

The Company's income tax expense increased $1.3 million, or 15.3%, to $10.1 million in the six months ended June 30, 2025, compared to $8.8 million for the same period in 2024. The effective tax rate was 17.7% in the six months ended June 30, 2025, compared to 16.0% for the comparable period of 2024, driven by a reduction in the tax benefit recognized from stock-based compensation vesting of shares for plan participants.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act and repealing certain clean energy initiatives, in addition to other changes. The Company anticipates an insignificant impact to deferred tax assets and liabilities and to income taxes payable in the period of enactment. The Company continues to evaluate the impact the new legislation will have on the consolidated financial statements.
FINANCIAL CONDITION
Overview
Total assets were $6.964 billion as of June 30, 2025 versus $6.678 billion as of December 31, 2024, an increase of $285.9 million, or 4.3%. Balance sheet expansion was driven by increases to total loans, net of the allowance for credit losses, which increased $128.3 million, or 2.5%, cash and cash equivalents, which increased $142.0 million, or 84.4%, and available-for-sale securities, which increased $5.5 million, or 0.6%. The balance sheet expansion from December 31, 2024 to June 30, 2025 was funded by an increase in total deposits of $275.9 million, or 4.7%. The increase in total deposits was driven by an increase in interest bearing deposits of $311.6 million, or 6.8%, and was offset by a decrease in noninterest bearing deposits of $35.7 million, or 2.8%. Total equity increased $26.1 million, or 3.8%, from $683.9 million at December 31, 2024 to $710.0 million at June 30, 2025. Retained earnings increased $21.3 million, or 2.9%, as a result of net income of $47.1 million offset by dividends declared and paid of $25.7 million.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents increased by $142.0 million, or 84.4%, to $310.2 million at June 30, 2025, from $168.2 million at December 31, 2024. Cash and cash equivalents include short-term investments. The fluctuation in cash and cash equivalents at June 30, 2025 was driven by an increase in cash and due from banks of $25.7 million, or 35.8%, and an increase in interest bearing short-term investment accounts of $116.3 million, or 120.5%, which were deposited primarily at the Federal Reserve Bank of Chicago.

Investment Portfolio
The amortized cost and the fair value of securities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S government sponsored agencies	$136,779	$113,091	$137,150	$109,435
Mortgage-backed securities: residential	501,415	439,805	500,278	422,409
State and municipal securities	544,034	444,061	545,073	459,582
Total available-for-sale	$1,182,228	$996,957	$1,182,501	$991,426

Held-to-Maturity
State and municipal securities	$132,389	$107,979	$131,568	$113,107
Total Investment Portfolio	$1,314,617	$1,104,936	$1,314,069	$1,104,533
At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that the directional change in the fair value of the available-for-sale investment securities portfolio is inversely related to the directional movement of the interest rate environment, with the resulting impact being reflected in the unrealized gain (loss) of the available-for-sale investment securities portfolio. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
Purchases of available-for-sale securities were $32.8 million in the first six months of 2025. Investment securities represented 16.2% of total assets on June 30, 2025, compared to 16.8% of total assets on December 31, 2024. The Company anticipates receiving principal and interest cash flows of approximately $54.5 million during the remainder of 2025 from the investment securities portfolio and plans to use that liquidity to fund loan growth as well as to fund reinvestments to the investment securities portfolio. Tax equivalent adjusted effective duration for the investment securities portfolio was 5.9 years at June 30, 2025 and 6.0 years at December 31, 2024. Paydowns from prepayments and scheduled payments of $31.3 million were received in the first six months of 2025, and the amortization of premiums, net of the accretion of discounts, was $2.0 million. There were no sales of available-for-sale investment securities in the first six months of 2025. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securities as of June 30, 2025 and December 31, 2024.
The fair value of the available-for-sale investment securities portfolio as of June 30, 2025 included net unrealized losses of $185.3 million, compared to net unrealized losses of $191.1 million as of December 31, 2024. Unrealized losses in the available-for-sale investment securities portfolio resulted from the declines in market values of the investment securities resulting from the rise in interest rates.

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

Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale decreased by $63,000, or 3.7%, to $1.6 million at June 30, 2025, from $1.7 million at December 31, 2024. The balance of this asset category is subject to a high degree of variability depending on, among other factors, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $8.7 million in the first six months of 2025, compared to $9.1 million in the first six months of 2024. Management expects the volume of loans originated for sale in the secondary market to increase if long-term interest rates decline from current levels. Demand for mortgage loans has been impacted by elevated interest rates, limited housing inventory and existing home owners locked in at historically low rates. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $302.6 million and $313.0 million, as of June 30, 2025 and December 31, 2024, respectively.
Loan Portfolio
The loan portfolio by portfolio segment as of June 30, 2025 and December 31, 2024 is summarized as follows:

(dollars in thousands)	June 30, 2025		December 31, 2024		Current Period Change
Commercial and industrial loans	$1,493,762	28.6%	$1,450,865	28.3%	$42,897
Commercial real estate and multi-family residential loans	2,680,389	51.2	2,592,520	50.6	87,869
Agri-business and agricultural loans	339,435	6.5	387,396	7.6	(47,961)
Other commercial loans	95,442	1.8	95,584	1.9	(142)
Consumer 1-4 family mortgage loans	516,068	9.9	490,229	9.6	25,839
Other consumer loans	103,880	2.0	104,041	2.0	(161)
Subtotal, gross loans	5,228,976	100.0%	5,120,635	100.0%	108,341
Less: Allowance for credit losses	(66,552)		(85,960)		19,408
Net deferred loan fees	(2,149)		(2,687)		538
Loans, net	$5,160,275		$5,031,988		$128,287
Total net loans, excluding real estate mortgage loans held-for-sale, increased by $128.3 million, or 2.5%, to $5.160 billion at June 30, 2025 from $5.032 billion at December 31, 2024. The increase was primarily driven by originations of loans concentrated in the commercial and industrial loans, commercial real estate and multi-family residential loans and consumer 1-4 family mortgage loans categories and was offset by paydowns in the agri-business and agricultural loans segment which traditionally experiences seasonal fluctuations in activity.
The following table summarizes the Company’s non-performing assets as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$30,627	$56,431
Loans past due over 90 days and still accruing	7	28
Total nonperforming loans	30,634	56,459
Other real estate owned	284	284
Repossessions	183	143
Total nonperforming assets	$31,101	$56,886

Individually analyzed loans	$52,069	$78,647

Nonperforming loans to total loans	0.59%	1.10%
Nonperforming assets to total assets	0.45%	0.85%

Total nonperforming assets decreased by $25.8 million, or 45.3%, to $31.1 million during the six month period ended June 30, 2025. The ratio of nonperforming assets to total assets decreased 40 basis points from 0.85% at December 31, 2024 to

0.45% at June 30, 2025. The decrease in nonperforming assets was driven by the $28.6 million partial charge off related to the previously disclosed $43.3 million nonperforming loan.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans decreased by $26.6 million, or 33.8%, to $52.1 million at June 30, 2025 from $78.6 million at December 31, 2024. The decrease to individually analyzed loans was primarily related to the previously disclosed $28.6 million partial loan charge off, which was fully allocated for.
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
At June 30, 2025, the allowance for credit losses was 1.27% of total loans, a decrease of 41 basis points from 1.68% at December 31, 2024. At June 30, 2025, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing relatively conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $106.9 million for this sector represented 2.1% of total loans at June 30, 2025. Additionally, commercial real estate loans secured by multi-family residential properties and secured by non-farm non-residential properties were approximately 221.0% of the Bank's risk-based capital at June 30, 2025. The Company continues to monitor the impact of tariffs on its borrowers.
As of June 30, 2025, based on management’s review of the loan portfolio, the Company had 89 credit relationships with principal balances totaling $191.6 million on the classified loan list versus 81 credit relationships with principal balances totaling $211.1 million as of December 31, 2024. As of June 30, 2025, the Company had $132.5 million of assets classified as Special Mention, $44.3 million classified as Substandard, $14.8 million classified as Doubtful and $0 classified as Loss as compared to $123.6 million, $44.0 million, $43.5 million and $0, respectively, at December 31, 2024. Watch list loans as a percentage of total loans were 3.67% as of June 30, 2025, down 46 basis points from 4.13% at December 31, 2024.
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
The allowance for credit losses decreased $19.4 million, or 22.6%, from $86.0 million at December 31, 2024 to $66.6 million at June 30, 2025. The decrease was primarily driven by net charge offs of $29.2 million. Net charge offs for the six months ended June 30, 2025 primarily consisted of one $28.6 million partial loan charge off previously discussed. As the bulk of the Company’s lending activity is concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits, management has historically considered growth and portfolio composition when determining credit loss allocations.
Sources of Funds
The Company's sources of funds include a diversified deposit base gathered throughout the Company's footprint and includes a growing mix of commercial, retail and public funds deposit accounts. While the traditional base of core deposits represents the primary source of funding for the Company, the Company has access to a robust array of other liquidity sources, including secured borrowings available from the Federal Home Loan Bank and the Federal Reserve Bank Discount Window. In addition, the Company has access to unsecured borrowing capacity through long established relationships within the brokered deposit markets, Federal Funds lines from correspondent bank partners and Insured Cash Sweep (ICS) one-way buy funds available from the Intrafi network. As of June 30, 2025, the Company had access to $3.678 billion in unused liquidity available from these aggregate sources as compared to $3.681 billion at December 31, 2024.
The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the six months ended June 30, 2025 and 2024 are summarized in the following table:

	Six months ended June 30,
	2025		2024
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,251,161	0.00%	$1,252,503	0.00%
Savings and transaction accounts:
Savings deposits	284,922	0.06	292,378	0.07
Interest bearing demand deposits	3,627,952	3.31	3,161,230	4.05
Time deposits:
Deposits of $100,000 or more	611,351	4.07	798,442	4.52
Other time deposits	210,841	3.42	220,643	3.45
Total deposits	$5,986,227	2.55%	$5,725,196	3.00%
FHLB advances and other borrowings	67,109	4.57	126,443	5.62
Total funding sources	$6,053,336	2.57%	$5,851,639	3.06%
Average total deposits were $5.986 billion for the six months ended June 30, 2025, an increase of $261.0 million, or 4.6%, from the comparable period in 2024. Average total borrowings were $67.1 million for the six months ended June 30, 2025, a decrease of $59.3. million, or 46.9%, from the comparable period in 2024. Total average deposit costs decreased 45 basis points from 3.00% for the six months ended June 30, 2024, to 2.55% for the six months ended June 30, 2025. Total average borrowing costs decreased 105 basis points from 5.62% for the six months ended June 30, 2024 to 4.57% for the six months ended June 30, 2025. As a result, total funding costs decreased by 49 basis points from 3.06% for the six months ended June 30, 2024, to 2.57% for the six months ended June 30, 2025. The decrease in funding costs between the two periods was attributable to easing of monetary policy by the Federal Reserve Bank which allowed deposit costs to reprice to lower levels and reduced the borrowings average rates.
Deposits and Borrowings
As of June 30, 2025, total deposits increased by $275.9 million, or 4.7%, from December 31, 2024. Core deposits, which excludes brokered deposits, increased by $167.0 million, or 2.9%, to $6.026 billion as of June 30, 2025 from $5.859 billion as of December 31, 2024. Total brokered deposits were $150.4 million at June 30, 2025, compared to $41.6 million at December 31, 2024, an increase of $108.9 million, or 261.9%.

The following table summarizes deposit composition at June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	Percentage of Total	December 31, 2024	Percentage of Total	Current Period Change
Retail	$1,755,750	28.4%	$1,780,726	30.2%	$(24,976)
Commercial	2,256,620	36.6	2,269,049	38.4	(12,429)
Public funds	2,014,047	32.6	1,809,631	30.7	204,416
Core deposits	$6,026,417	97.6%	$5,859,406	99.3%	$167,011
Brokered deposits	150,416	2.4	41,560	0.7	108,856
Total deposits	$6,176,833	100.0%	$5,900,966	100.0%	$275,867
On June 30, 2025, commercial deposits represented 36.6% of total deposits versus 38.4% at December 31, 2024. Retail deposits represented 28.4% at June 30, 2025 versus 30.2% at December 31, 2024. Public Funds deposits represented 32.6% at June 30, 2025 versus 30.7% at December 31, 2024. Brokered deposits represented 2.4% of total deposits at June 30, 2025 versus 0.7% at December 31, 2024. Commercial deposits contracted $12.4 million, or 0.5%, from $2.269 billion at December 31, 2024 to $2.257 billion at June 30, 2025; retail deposits contracted $25.0 million, or 1.4%, from $1.781 billion at December 31, 2024 to $1.756 billion at June 30, 2025; and public funds deposits expanded $204.4 million, or 11.3%, from $1.810 billion at December 31, 2024 to $2.014 billion at June 30, 2025, due to growth in public funds customers and seasonal activity.
Deposits not covered by FDIC deposit insurance were 59.4% as of June 30, 2025, versus 62.1% at December 31, 2024. Deposits not covered by FDIC deposit insurance or the Indiana Public Deposit Insurance Fund, which insures public fund deposits in Indiana, were 27.1% of total deposits as of June 30, 2025, versus 32.3% as of December 31, 2024. As of June 30, 2025 and December 31, 2024, 98.2% and 98.0% of deposit accounts had deposit balances less than $250,000, respectively.
Capital
As of June 30, 2025, total stockholders’ equity was $710.0 million, an increase of $26.1 million, or 3.8%, from $683.9 million at December 31, 2024. The increase to total stockholders' equity was driven by net income of $47.1 million and was reduced by dividends declared and paid of $25.7 million and improvement of $5.4 million in accumulated other comprehensive income (loss).
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of June 30, 2025, the Company's capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of June 30, 2025 and December 31, 2024, are presented in the table below. Capital ratios for June 30, 2025 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025:
Total Capital (to Risk Weighted Assets)
Consolidated	$932,690	15.86%	$470,361	8.00%	$617,348	N/A	N/A	N/A
Bank	$929,068	15.81%	$470,071	8.00%	$616,968	10.50%	$587,588	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$866,049	14.73%	$352,771	6.00%	$499,758	N/A	N/A	N/A
Bank	$862,427	14.68%	$352,553	6.00%	$499,450	8.50%	$470,071	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$866,049	14.73%	$264,578	4.50%	$411,566	N/A	N/A	N/A
Bank	$862,427	14.68%	$264,415	4.50%	$411,312	7.00%	$381,932	6.50%
Tier I Capital (to Average Assets)
Consolidated	$866,049	12.21%	$283,654	4.00%	$283,654	N/A	N/A	N/A
Bank	$862,427	12.17%	$283,399	4.00%	$283,399	4.00%	$354,249	5.00%

As of December 31, 2024:
Total Capital (to Risk Weighted Assets)
Consolidated	$917,769	15.90%	$461,847	8.00%	$606,175	N/A	N/A	N/A
Bank	$909,232	15.76%	$461,612	8.00%	$605,866	10.50%	$577,015	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$845,352	14.64%	$346,385	6.00%	$490,713	N/A	N/A	N/A
Bank	$836,845	14.50%	$346,209	6.00%	$490,463	8.50%	$461,612	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$845,352	14.64%	$259,789	4.50%	$404,116	N/A	N/A	N/A
Bank	$836,845	14.50%	$259,657	4.50%	$403,911	7.00%	$375,060	6.50%
Tier I Capital (to Average Assets)
Consolidated	$845,352	12.15%	$278,369	4.00%	$278,369	N/A	N/A	N/A
Bank	$836,845	12.03%	$278,240	4.00%	$278,240	4.00%	$347,800	5.00%

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
•governmental trade, monetary, tax and fiscal policies;
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have a material amount of derivative financial instruments and does not maintain a trading portfolio. The use of financial derivatives is limited to the back-to-back swap program for borrowers. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2025. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but do not necessarily indicate the effect on future net interest income. The Company, through the Bank's Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model. The current balance sheet structure is considered to be within acceptable risk levels.
Interest rate scenarios for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at June 30, 2025. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$232,857	$225,681	$229,714	$231,884	$232,522	$232,757	$232,888	$232,853	$232,721	$232,219	$231,597
Variance from Base		$(7,176)	$(3,143)	$(973)	$(335)	$(100)	$31	$(4)	$(136)	$(638)	$(1,260)
Percent of change from Base		(3.08)%	(1.35)%	(0.42)%	(0.14)%	(0.04)%	0.01%	0.00%	(0.06)%	(0.27)%	(0.54)%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2025, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.
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
During the second quarter of 2025, the Company repurchased 30,300 shares of its common stock for $1.7 million at a weighted average price per share of $55.94. At June 30, 2025, total remaining authorization of $28.3 million was available and outstanding under the plan.
The following table provides information as of June 30, 2025 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30	15,300	$55.69	15,300	$29,148,003
May 1 - 31	16,499	56.26	15,000	28,305,044
June 1 - 30	0	0.00	0	28,305,044
Total	31,799	$55.98	30,300	$28,305,044

(a)A total of 1,499 of the shares purchased during May were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased at a weighted average price per share of $58.85. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with past practice.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
N/A
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2025 and June 30, 2024; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and June 30, 2024; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and June 30, 2024; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 6, 2025	/s/ David M. Findlay
David M. Findlay – Chairman and Chief Executive Officer

Date: August 6, 2025	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 6, 2025	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)