Form 10-Q
period 2025-09-30
LAKELAND FINANCIAL CORP
filed 2025-10-29
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at October 23, 2025:  25,528,732

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$67,496	$71,733
Short-term investments	125,340	96,472
Total cash and cash equivalents	192,836	168,205

Securities available-for-sale, at fair value	1,031,938	991,426
Securities held-to-maturity, at amortized cost (fair value of $113,804 and $113,107, respectively)	132,799	131,568
Real estate mortgage loans held-for-sale	725	1,700
Loans, net of allowance for credit losses of $68,168 and $85,960	5,180,451	5,031,988
Land, premises and equipment, net	64,928	60,489
Bank owned life insurance	128,618	113,320
Federal Reserve and Federal Home Loan Bank stock	21,420	21,420
Accrued interest receivable	28,667	28,446
Goodwill	4,970	4,970
Other assets	107,676	124,842
Total assets	$6,895,028	$6,678,374

LIABILITIES
Noninterest bearing deposits	$1,268,241	$1,297,456
Interest bearing deposits	4,756,077	4,603,510
Total deposits	6,024,318	5,900,966

Borrowings - Federal Home Loan Bank advances:
Short-term advance	55,000	0
Long-term advance	1,200	0
Total borrowings	56,200	0

Accrued interest payable	8,628	15,117
Other liabilities	58,379	78,380
Total liabilities	6,147,525	5,994,463

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
26,023,644 shares issued and 25,528,732 outstanding as of September 30, 2025
25,978,831 shares issued and 25,509,592 outstanding as of December 31, 2024	134,434	129,664
Retained earnings	771,291	736,412
Accumulated other comprehensive income (loss)	(140,703)	(166,500)
Treasury stock at cost (494,912 shares as of September 30, 2025, 469,239 shares as of December 31, 2024)	(17,608)	(15,754)
Total stockholders’ equity	747,414	683,822
Noncontrolling interest	89	89
Total equity	747,503	683,911
Total liabilities and equity	$6,895,028	$6,678,374

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INTEREST INCOME
Interest and fees on loans
Taxable	$85,490	$86,118	$251,648	$252,386
Tax exempt	287	298	870	1,830
Interest and dividends on securities
Taxable	3,489	2,908	10,335	9,051
Tax exempt	3,915	3,921	11,742	11,800
Other interest income	1,706	1,773	5,132	4,721
Total interest income	94,887	95,018	279,727	279,788

Interest on deposits	38,446	45,556	114,015	131,083
Interest on short-term borrowings	368	189	1,888	3,720
Total interest expense	38,814	45,745	115,903	134,803

NET INTEREST INCOME	56,073	49,273	163,824	144,985

Provision for credit losses	2,000	3,059	11,800	13,059

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	54,073	46,214	152,024	131,926

NONINTEREST INCOME
Wealth advisory fees	2,855	2,718	8,389	7,770
Investment brokerage fees	557	438	1,559	1,438
Service charges on deposit accounts	2,921	2,835	8,522	8,332
Loan and service fees	3,419	2,955	9,309	8,855
Merchant and interchange fee income	892	898	2,568	2,653
Bank owned life insurance income	1,567	1,068	2,929	2,994
Interest rate swap fee income	0	0	20	0
Mortgage banking income (loss)	(6)	(7)	67	68
Net securities gains (losses)	0	0	0	(46)
Net gain (loss) on Visa shares	0	(15)	0	8,996
Other income	749	1,027	2,005	3,908
Total noninterest income	12,954	11,917	35,368	44,968

NONINTEREST EXPENSE
Salaries and employee benefits	20,414	16,476	55,412	49,467
Net occupancy expense	1,877	1,721	5,604	5,159
Equipment costs	1,475	1,452	4,294	4,207
Data processing fees and supplies	4,116	3,768	12,533	11,419
Corporate and business development	1,563	1,369	4,129	4,015
FDIC insurance and other regulatory fees	878	966	2,517	2,571
Professional fees	1,726	2,089	5,812	6,675
Other expense	2,916	2,552	7,859	10,918
Total noninterest expense	34,965	30,393	98,160	94,431

INCOME BEFORE INCOME TAX EXPENSE	32,062	27,738	89,232	82,463
Income tax expense	5,658	4,400	15,777	13,175
NET INCOME	$26,404	$23,338	$73,455	$69,288

BASIC WEIGHTED AVERAGE COMMON SHARES	25,703,699	25,684,407	25,708,543	25,673,275

BASIC EARNINGS PER COMMON SHARE	$1.03	$0.91	$2.86	$2.70

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,821,360	25,767,739	25,804,322	25,754,357

DILUTED EARNINGS PER COMMON SHARE	$1.03	$0.91	$2.85	$2.69

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$26,404	$23,338	$73,455	$69,288
Other comprehensive income
Change in available-for-sale and transferred securities:
Unrealized holding gain on securities available-for-sale arising during the period	25,345	40,411	31,149	20,031
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity	489	488	1,468	1,473
Reclassification adjustment for (gains) losses included in net income	0	0	0	46
Net securities gain (loss) activity during the period	25,834	40,899	32,617	21,550
Tax effect	(5,426)	(8,589)	(6,850)	(4,526)
Net of tax amount	20,408	32,310	25,767	17,024
Defined benefit pension plans:
Amortization of net actuarial loss	14	16	40	47
Net gain activity during the period	14	16	40	47
Tax effect	(4)	(4)	(10)	(12)
Net of tax amount	10	12	30	35
Total other comprehensive income, net of tax	20,418	32,322	25,797	17,059
Comprehensive income	$46,822	$55,660	$99,252	$86,347

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at July 1, 2024	25,503,744	$126,871	$713,541	$(170,458)	$(15,453)	$654,501	$89	$654,590
Comprehensive income:
Net income			23,338			23,338		23,338
Other comprehensive income, net of tax				32,322		32,322		32,322
Cash dividends declared and paid, $0.48 per share			(12,329)			(12,329)		(12,329)
Treasury shares purchased under deferred directors' plan	(3,510)	215			(215)	0		0
Stock activity under equity compensation plans	5,850	0				0		0
Stock based compensation expense		1,260				1,260		1,260
Balance at September 30, 2024	25,506,084	$128,346	$724,550	$(138,136)	$(15,668)	$699,092	$89	$699,181

Balance at July 1, 2025	25,525,105	$130,664	$757,739	$(161,121)	$(17,384)	$709,898	$89	$709,987
Comprehensive income:
Net income			26,404			26,404		26,404
Other comprehensive income, net of tax				20,418		20,418		20,418
Cash dividends declared and paid, $0.50 per share			(12,852)			(12,852)		(12,852)
Treasury shares purchased under deferred directors' plan	(3,523)	224			(224)	0		0
Stock activity under equity compensation plans	7,150	0				0		0
Stock based compensation expense		3,546				3,546		3,546
Balance at September 30, 2025	25,528,732	$134,434	$771,291	$(140,703)	$(17,608)	$747,414	$89	$747,503

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock
Balance at January 1, 2024	25,430,566	$127,692	$692,760	$(155,195)	$(15,553)	$649,704	$89	$649,793
Impact of ASU 2023-02 adoption, net of tax			(532)			(532)		(532)
Adjusted balance January 1, 2024	25,430,566	127,692	692,228	(155,195)	(15,553)	649,172	89	649,261
Comprehensive income:
Net income			69,288			69,288		69,288
Other comprehensive income, net of tax				17,059		17,059		17,059
Cash dividends declared and paid, $1.44 per share			(36,966)			(36,966)		(36,966)
Treasury shares purchased under deferred directors' plan	(8,088)	506			(506)	0		0
Treasury shares sold and distributed under deferred directors' plan	13,275	(391)			391	0		0
Stock activity under equity compensation plans	70,331	(2,596)				(2,596)		(2,596)
Stock based compensation expense		3,135				3,135		3,135
Balance at September 30, 2024	25,506,084	$128,346	$724,550	$(138,136)	$(15,668)	$699,092	$89	$699,181

Balance at January 1, 2025	25,509,592	$129,664	$736,412	$(166,500)	$(15,754)	$683,822	$89	$683,911
Comprehensive income:
Net income			73,455			73,455		73,455
Other comprehensive income, net of tax				25,797		25,797		25,797
Cash dividends declared and paid, $1.50 per share			(38,576)			(38,576)		(38,576)
Treasury shares purchased under share repurchase plan	(30,300)				(1,705)	(1,705)		(1,705)
Treasury shares purchased under deferred directors' plan	(8,117)	524			(524)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,744	(375)			375	0		0
Stock activity under equity compensation plans	44,813	(1,493)				(1,493)		(1,493)
Stock based compensation expense		6,114		0		6,114		6,114
Balance at September 30, 2025	25,528,732	$134,434	$771,291	$(140,703)	$(17,608)	$747,414	$89	$747,503

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)

Nine Months Ended September 30,	2025	2024
Cash flows from operating activities:
Net income	$73,455	$69,288
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,449	4,475
Provision for credit losses	11,800	13,059
Amortization of loan servicing rights	337	373
Loans originated for sale, including participations	(14,891)	(14,399)
Net gain on sales of loans	(425)	(342)
Proceeds from sale of loans, including participations	16,165	12,657
Net gain on Visa shares	0	(8,996)
Net (gain) loss on sales of premises and equipment	29	74
Net (gain) loss on sales and calls of securities available-for-sale	0	46
Net securities amortization	3,043	3,638
Stock based compensation expense	6,114	3,135
Earnings on life insurance	(2,929)	(2,994)
Gain on life insurance	(219)	(243)
Tax expense (benefit) of stock award issuances	136	(208)
Net change:
Interest receivable and other assets	1,497	4,749
Interest payable and other liabilities	(17,397)	(20,515)
Total adjustments	7,709	(5,491)
Net cash from operating activities	81,164	63,797

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	0	7,136
Proceeds from sale of Visa shares	0	8,996
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	48,135	44,569
Purchases of securities available-for-sale	(60,304)	0
Purchase of life insurance	(12,813)	(282)
Net (increase) decrease in total loans	(160,263)	(166,860)
Proceeds from sales of land, premises and equipment	1	8
Purchases of land, premises and equipment	(8,918)	(6,645)
Proceeds from life insurance	0	536
Net cash from investing activities	(194,162)	(112,542)

Cash flows from financing activities:
Net increase (decrease) in total deposits	123,352	116,788
Net increase (decrease) in short-term borrowings	0	30,000
Proceeds from short-term FHLB borrowings	55,000	0
Proceeds from long-term FHLB borrowings	1,200	0
Net payments on short-term FHLB borrowings	0	(50,000)
Common dividends paid	(38,563)	(36,953)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(1,493)	(2,596)
Purchase of treasury stock	(2,229)	(506)
Sale of treasury stock	375	391
Net cash from financing activities	137,629	57,111
Net change in cash and cash equivalents	24,631	8,366
Cash and cash equivalents at beginning of the period	168,205	151,824
Cash and cash equivalents at end of the period	$192,836	$160,190
Cash paid during the period for:
Interest	$122,392	$140,912
Income taxes	13,986	17,100
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for lease liabilities	926	2,699

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2025. The Company’s 2024 Annual Report on Form 10-K should be read in conjunction with these statements.
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
On March 18, 2025, the FASB issued ASU 2025-02, "Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122", which provided amendments to SEC paragraphs pursuant to Staff Accounting Bulletin 122. This amendment removed text related to "Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Its Platform Users" from ASU 405-10-S99-1, as Staff Accounting Bulletin 122 rescinded the topic.
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
On September 18, 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal Use-Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", to modernize the accounting for software costs to better align the guidance with current software development practices. Specifically, many entities have shifted from using a prescriptive and sequential ("linear") development method to using an incremental and iterative ("agile") development method, the latter of which is not contemplated in the current guidance and presents a challenge to stakeholders in determining when to begin capitalizing internal-use software costs.
The amendments in this update remove all references to linear project stages, and instead require an entity to start capitalizing software costs when both of the following occur: (1) Management has authorized and committed to funding the software project and (2) It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (referred to as "significant development uncertainty".) The two factors to consider in determining whether the re is significant development uncertainty are whether: (1) The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing and (2) The entity has determined what it needs the software to do, including whether the entity has identified or continues to substantially revise the software's significant performance requirements. The amendments in the update specify that internal-use software costs must be disclosed according to applicable property, plant and equipment guidance, regardless of how such costs are presented in the financial statements. Furthermore, the amendments in the update supersede website development costs guidance and incorporate the recognition requirements for website-specific development costs into Subtopic 350-40.
The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in the update may be applied using a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption or a retrospective transition approach. The Company is currently evaluating the impact of this update on its disclosures, however does not expect the adoption of this update to have a material impact on the consolidated financial statements.

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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2025
U.S. Treasury securities	$5,011	$0	$(10)	$0	$5,001
U.S. government sponsored agencies	139,611	83	(22,627)	0	117,067
Mortgage-backed securities: residential	504,570	829	(57,191)	0	448,208
State and municipal securities	542,672	130	(81,140)	0	461,662
Total	$1,191,864	$1,042	$(160,968)	$0	$1,031,938

December 31, 2024
U.S. government sponsored agencies	$137,150	$0	$(27,715)	$0	$109,435
Mortgage-backed securities: residential	500,278	83	(77,952)	0	422,409
State and municipal securities	545,073	17	(85,508)	0	459,582
Total	$1,182,501	$100	$(191,175)	$0	$991,426
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2025
State and municipal securities	$132,799	$0	$(18,995)	$0	$113,804

December 31, 2024
State and municipal securities	$131,568	$0	$(18,461)	$0	$113,107
The Company has the current intent and ability to hold held-to-maturity securities until maturity. All of the Company's securities designated as held-to-maturity were transferred from the available-for-sale classification. The net unrealized gain or loss on the transferred securities was recorded as a component of accumulated other comprehensive income (loss) at the time of the transfer and is amortized over the remaining life of the underlying securities as an adjustment to the yield on those securities. The net amount of the unamortized unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) was $17.5 million ($13.8 million, net of tax) at September 30, 2025.

Information regarding the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by maturity as of September 30, 2025 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	17,577	17,193	0	0
Due after five years through ten years	93,212	86,472	7,315	6,657
Due after ten years	576,505	480,065	125,484	107,147
	687,294	583,730	132,799	113,804
Mortgage-backed securities	504,570	448,208	0	0
Total debt securities	$1,191,864	$1,031,938	$132,799	$113,804
Available-for-sale securities proceeds, gross gains and gross losses are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Sales of securities available-for-sale
Proceeds	$0	$0	$0	$7,136
Gross gains	0	0	0	0
Gross losses	0	0	0	(46)
Number of securities	0	0	0	15
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
Securities with fair values of $547.7 million and $560.2 million were pledged as of September 30, 2025 and December 31, 2024, respectively, as collateral for borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of September 30, 2025 and December 31, 2024 is presented on the following page. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
U.S. Treasury securities	$5,001	$10	$0	$0	$5,001	$10
U.S. government sponsored agencies	4,988	12	106,997	22,615	111,985	22,627
Mortgage-backed securities: residential	12,173	63	374,823	57,128	386,996	57,191
State and municipal securities	15,580	150	430,161	80,990	445,741	81,140
Total available-for-sale	$37,742	$235	$911,981	$160,733	$949,723	$160,968

December 31, 2024
U.S. government sponsored agencies	$0	$0	$109,435	$27,715	$109,435	$27,715
Mortgage-backed securities: residential	23,204	249	390,483	77,703	413,687	77,952
State and municipal securities	12,928	439	443,569	85,069	456,497	85,508
Total available-for-sale	$36,132	$688	$943,487	$190,487	$979,619	$191,175
Information regarding held-to-maturity securities with unrealized losses as of September 30, 2025 and December 31, 2024 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
State and municipal securities	$0	$0	$113,804	$18,995	$113,804	$18,995

December 31, 2024
State and municipal securities	$0	$0	$113,107	$18,461	$113,107	$18,461
The total number of securities with unrealized losses as of September 30, 2025 and December 31, 2024 is presented below.

	Available-for-Sale			Held-to-Maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
September 30, 2025
U.S. Treasury securities	1	0	1	0	0	0
U.S. government sponsored agencies	1	17	18	0	0	0
Mortgage-backed securities: residential	3	121	124	0	0	0
State and municipal securities	18	380	398	0	41	41
Total temporarily impaired	23	518	541	0	41	41

December 31, 2024
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	9	124	133	0	0	0
State and municipal securities	23	392	415	0	41	41
Total temporarily impaired	32	533	565	0	41	41
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
No allowance for credit losses for available-for-sale or held-to-maturity debt securities was recorded at September 30, 2025 or December 31, 2024. Accrued interest receivable on securities totaled $7.1 million and $7.5 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.
The U.S. Treasury, U.S. government sponsored agencies and mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. State and municipal securities credit losses are benchmarked against highly rated municipal securities of similar duration, as published by Moody's, resulting in an immaterial allowance for credit losses.

NOTE 3. LOANS

(dollars in thousands)	September 30, 2025		December 31, 2024
Commercial and industrial loans:
Working capital lines of credit loans	$709,645	13.5%	$649,609	12.7%
Non-working capital loans	808,371	15.4	801,256	15.6
Total commercial and industrial loans	$1,518,016	28.9	$1,450,865	28.3

Commercial real estate and multi-family residential loans:
Construction and land development loans	574,896	10.9	567,781	11.1
Owner occupied loans	804,253	15.3	807,090	15.8
Nonowner occupied loans	863,085	16.5	872,671	17.0
Multifamily loans	413,016	7.9	344,978	6.7
Total commercial real estate and multi-family residential loans	$2,655,250	50.6	$2,592,520	50.6

Agri-business and agricultural loans:
Loans secured by farmland	153,904	2.9	156,609	3.1
Loans for agricultural production	186,068	3.6	230,787	4.5
Total agri-business and agricultural loans	$339,972	6.5	$387,396	7.6

Other commercial loans	91,833	1.7	95,584	1.9
Total commercial loans	$4,605,071	87.7	$4,526,365	88.4

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	273,580	5.2	259,286	5.1
Open end and junior lien loans	241,256	4.6	214,125	4.2
Residential construction and land development loans	18,706	0.4	16,818	0.3
Total consumer 1-4 family mortgage loans	$533,542	10.2	$490,229	9.6

Other consumer loans	112,430	2.1	104,041	2.0
Total consumer loans	$645,972	12.3	$594,270	11.6
Subtotal	$5,251,043	100.0%	$5,120,635	100.0%
Less: Allowance for credit losses	(68,168)		(85,960)
Net deferred loan fees	(2,424)		(2,687)
Loans, net	$5,180,451		$5,031,988
The recorded investment in loans does not include accrued interest, which totaled $21.0 million and $20.3 million as of September 30, 2025 and December 31, 2024, respectively.
The Company had $1.2 million and $424,000 in residential real estate loans in the process of foreclosure as of September 30, 2025 and December 31, 2024, respectively.
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

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods shown:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended September 30, 2025
Beginning balance, July 1	$25,882	$31,082	$3,299	$720	$3,590	$1,579	$400	$66,552
Provision for credit losses	1,447	(197)	(80)	(29)	460	428	(29)	2,000
Loans charged-off	(222)	0	0	0	(4)	(347)	0	(573)
Recoveries	42	27	0	0	16	104	0	189
Net loans (charged-off) recovered	(180)	27	0	0	12	(243)	0	(384)
Ending balance	$27,149	$30,912	$3,219	$691	$4,062	$1,764	$371	$68,168

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended September 30, 2024
Beginning balance, July 1	$39,161	$31,687	$3,668	$820	$3,586	$1,390	$399	$80,711
Provision for credit losses	3,498	(355)	(254)	(86)	(16)	308	(36)	3,059
Loans charged-off	(72)	0	0	0	(3)	(156)	0	(231)
Recoveries	18	26	0	0	4	40	0	88
Net loans (charged-off) recovered	(54)	26	0	0	1	(116)	0	(143)
Ending balance	$42,605	$31,358	$3,414	$734	$3,571	$1,582	$363	$83,627

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Nine Months Ended September 30, 2025
Beginning balance, January 1	$45,539	$30,865	$3,541	$743	$3,358	$1,531	$383	$85,960
Provision for credit losses	10,335	(32)	(322)	(52)	878	1,005	(12)	11,800
Loans charged-off	(28,848)	0	0	0	(226)	(1,119)	0	(30,193)
Recoveries	123	79	0	0	52	347	0	601
Net loans (charged-off) recovered	(28,725)	79	0	0	(174)	(772)	0	(29,592)
Ending balance	$27,149	$30,912	$3,219	$691	$4,062	$1,764	$371	$68,168

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Nine Months Ended September 30, 2024
Beginning balance, January 1	$30,338	$31,335	$4,150	$1,129	$3,474	$1,174	$372	$71,972
Provision for credit losses	12,452	784	(736)	(395)	73	890	(9)	13,059
Loans charged-off	(278)	(840)	0	0	(25)	(668)	0	(1,811)
Recoveries	93	79	0	0	49	186	0	407
Net loans (charged-off) recovered	(185)	(761)	0	0	24	(482)	0	(1,404)
Ending balance	$42,605	$31,358	$3,414	$734	$3,571	$1,582	$363	$83,627

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

The following table summarizes the risk category of loans by loan segment and year of origination as of September 30, 2025:

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$3,230	$1,453	$41	$1,369	$1,109	$400	$7,602	$632,039	$639,641
Special Mention	0	0	0	0	0	0	0	40,541	40,541
Substandard	0	0	1,994	926	194	422	3,536	25,717	29,253
Doubtful	0	0	0	0	0	0	0	0	0
Total	3,230	1,453	2,035	2,295	1,303	822	11,138	698,297	709,435
Working capital lines of credit loans:
Current period gross write offs	0	0	0	28,607	0	12	28,619	45	28,664
Non-working capital loans:
Pass	139,759	138,535	110,236	128,247	42,929	30,873	590,579	184,237	774,816
Special Mention	2,904	7,777	92	5,066	1,145	623	17,607	3,442	21,049
Substandard	553	330	2,106	1,553	105	3,923	8,570	395	8,965
Doubtful	0	0	0	0	6	91	97	0	97
Not Rated	733	346	858	710	155	203	3,005	0	3,005
Total	143,949	146,988	113,292	135,576	44,340	35,713	619,858	188,074	807,932
Non-working capital loans:
Current period gross write offs	1	2	0	0	0	0	3	181	184
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	20,736	38,696	14,779	22,015	731	0	96,957	474,820	571,777
Special Mention	1,242	0	0	0	0	0	1,242	0	1,242
Total	21,978	38,696	14,779	22,015	731	0	98,199	474,820	573,019
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	128,715	101,726	94,865	116,945	132,676	170,689	745,616	34,205	779,821
Special Mention	1,331	109	2,361	14,863	0	1,906	20,570	0	20,570
Substandard	0	309	295	0	1,350	1,446	3,400	0	3,400
Total	130,046	102,144	97,521	131,808	134,026	174,041	769,586	34,205	803,791
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Nonowner occupied loans (continued):
Pass	85,779	131,308	109,516	138,120	100,613	166,703	732,039	116,959	848,998
Special Mention	0	0	11,414	103	0	0	11,517	1,954	13,471
Total	85,779	131,308	120,930	138,223	100,613	166,703	743,556	118,913	862,469
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	138,409	55,109	86,793	21,567	31,832	33,257	366,967	45,486	412,453
Special Mention	0	0	0	295	0	0	295	0	295
Total	138,409	55,109	86,793	21,862	31,832	33,257	367,262	45,486	412,748
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	18,873	13,886	16,686	31,934	21,064	34,144	136,587	14,786	151,373
Special Mention	1,986	118	197	0	34	148	2,483	0	2,483
Substandard	0	0	0	0	0	55	55	0	55
Total	20,859	14,004	16,883	31,934	21,098	34,347	139,125	14,786	153,911
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	3,226	14,310	22,508	19,401	22,026	13,389	94,860	83,279	178,139
Special Mention	0	0	666	265	0	4	935	7,079	8,014
Substandard	0	0	0	13	0	0	13	0	13
Total	3,226	14,310	23,174	19,679	22,026	13,393	95,808	90,358	186,166
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	4,284	6,405	15,756	26,873	2,763	13,530	69,611	20,353	89,964
Special Mention	0	0	0	0	0	1,783	1,783	0	1,783
Total	4,284	6,405	15,756	26,873	2,763	15,313	71,394	20,353	91,747
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Consumer 1-4 family mortgage loans (continued):
Closed end first mortgage loans:
Pass	11,627	10,766	7,293	7,501	10,510	5,790	53,487	4,711	58,198
Special Mention	191	119	218	158	62	0	748	0	748
Substandard	24	331	236	443	89	839	1,962	0	1,962
Not Rated	27,506	27,780	51,600	43,186	30,020	32,227	212,319	0	212,319
Total	39,348	38,996	59,347	51,288	40,681	38,856	268,516	4,711	273,227
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	24	24	0	24
Open end and junior lien loans:
Pass	118	537	697	0	198	4	1,554	10,132	11,686
Special Mention	289	0	0	0	0	0	289	0	289
Substandard	1,994	7	101	0	8	0	2,110	54	2,164
Not Rated	21,652	14,734	11,446	12,137	2,370	1,338	63,677	165,575	229,252
Total	24,053	15,278	12,244	12,137	2,576	1,342	67,630	175,761	243,391
Open end and junior lien loans:
Current period gross write offs	0	0	0	29	2	22	53	149	202
Residential construction loans:
Not Rated	4,928	8,258	596	1,712	1,213	1,904	18,611	0	18,611
Total	4,928	8,258	596	1,712	1,213	1,904	18,611	0	18,611
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	286	0	947	136	29	0	1,398	31,817	33,215
Special Mention	0	0	0	475	0	26	501	0	501
Substandard	0	129	121	97	6	13	366	0	366
Not Rated	16,256	17,572	15,956	8,442	4,678	3,725	66,629	11,461	78,090
Total	16,542	17,701	17,024	9,150	4,713	3,764	68,894	43,278	112,172
Other consumer loans:
Current period gross write offs	4	154	265	140	58	0	621	498	1,119

Total Loans	$636,631	$590,650	$580,374	$604,552	$407,915	$519,455	$3,339,577	$1,909,042	$5,248,619

Total period gross write offs	$5	$156	$265	$28,776	$60	$58	$29,320	$873	$30,193

The following table summarizes the risk category of loans by loan segment and year of origination as of December 31, 2024:

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$1,599	$114	$1,640	$1,647	$651	$0	$5,651	$525,179	$530,830
Special Mention	0	0	0	0	0	0	0	48,301	48,301
Substandard	0	0	933	0	195	219	1,347	25,878	27,225
Doubtful	0	3,090	39,994	0	0	0	43,084	0	43,084
Total	1,599	3,204	42,567	1,647	846	219	50,082	599,358	649,440
Working capital lines of credit loans:
Current period gross write offs	0	0	94	0	0	0	94	136	230
Non-working capital loans:
Pass	151,920	157,276	173,274	58,591	32,909	28,582	602,552	164,106	766,658
Special Mention	3,901	2,614	2,024	1,637	393	1,894	12,463	6,491	18,954
Substandard	0	2,986	1,598	107	4,142	584	9,417	406	9,823
Doubtful	0	0	0	21	386	0	407	0	407
Not Rated	1,297	1,657	1,149	395	395	23	4,916	0	4,916
Total	157,118	164,533	178,045	60,751	38,225	31,083	629,755	171,003	800,758
Non-working capital loans:
Current period gross write offs	0	383	0	542	179	44	1,148	237	1,385
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	23,264	69,737	43,228	2,566	0	0	138,795	426,577	565,372
Special Mention	603	0	0	0	0	0	603	0	603
Total	23,867	69,737	43,228	2,566	0	0	139,398	426,577	565,975
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	98,847	138,299	120,191	143,642	109,451	129,051	739,481	35,003	774,484
Special Mention	6,295	2,728	14,777	0	619	2,488	26,907	0	26,907
Substandard	318	318	0	3,101	1,457	0	5,194	0	5,194
Total	105,460	141,345	134,968	146,743	111,527	131,539	771,582	35,003	806,585
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	840	840	0	840

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Nonowner occupied loans (continued):
Pass	152,963	118,517	168,387	101,064	119,612	77,497	738,040	110,441	848,481
Special Mention	0	15,650	108	5,868	0	0	21,626	1,895	23,521
Total	152,963	134,167	168,495	106,932	119,612	77,497	759,666	112,336	872,002
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	70,497	61,679	11,708	52,995	29,177	9,794	235,850	108,486	344,336
Special Mention	0	0	307	0	0	0	307	0	307
Total	70,497	61,679	12,015	52,995	29,177	9,794	236,157	108,486	344,643
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	14,574	21,241	29,601	23,043	25,192	18,312	131,963	24,249	156,212
Special Mention	122	209	0	0	0	0	331	0	331
Substandard	0	0	0	0	0	71	71	0	71
Total	14,696	21,450	29,601	23,043	25,192	18,383	132,365	24,249	156,614
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	15,945	26,704	21,611	24,374	21,446	1,450	111,530	118,090	229,620
Special Mention	0	0	0	0	0	0	0	1,275	1,275
Total	15,945	26,704	21,611	24,374	21,446	1,450	111,530	119,365	230,895
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	6,639	17,137	29,985	3,397	11,310	5,544	74,012	19,609	93,621
Special Mention	0	0	0	0	0	1,872	1,872	0	1,872
Total	6,639	17,137	29,985	3,397	11,310	7,416	75,884	19,609	95,493
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	11,104	8,511	9,274	11,278	6,252	4,685	51,104	4,299	55,403

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Closed end first mortgage loans (continued):
Special Mention	122	226	165	66	0	0	579	0	579
Substandard	0	83	319	90	0	629	1,121	0	1,121
Not Rated	28,706	55,641	47,355	34,173	13,543	22,396	201,814	0	201,814
Total	39,932	64,461	57,113	45,607	19,795	27,710	254,618	4,299	258,917
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	574	738	0	438	0	5	1,755	10,090	11,845
Special Mention	0	0	0	0	309	0	309	0	309
Substandard	0	104	0	15	0	81	200	118	318
Not Rated	21,929	16,134	18,053	4,660	644	2,894	64,314	139,351	203,665
Total	22,503	16,976	18,053	5,113	953	2,980	66,578	149,559	216,137
Open end and junior lien loans:
Current period gross write offs	0	0	79	0	0	0	79	15	94
Residential construction loans:
Not Rated	10,030	1,154	2,045	1,386	759	1,348	16,722	0	16,722
Total	10,030	1,154	2,045	1,386	759	1,348	16,722	0	16,722
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	79	971	234	109	0	0	1,393	20,742	22,135
Special Mention	0	0	475	0	157	0	632	0	632
Substandard	0	128	54	76	17	0	275	0	275
Not Rated	23,508	22,250	11,824	6,688	3,743	1,782	69,795	10,930	80,725
Total	23,587	23,349	12,587	6,873	3,917	1,782	72,095	31,672	103,767
Other consumer loans:
Current period gross write offs	49	303	236	33	0	26	647	272	919

Total loans	$644,836	$745,896	$750,313	$481,427	$382,759	$311,201	$3,316,432	$1,801,516	$5,117,948

Total current period gross write offs	$49	$686	$409	$575	$179	$910	$2,808	$660	$3,468

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
The following table presents the aging of the amortized cost basis in past due loans as of September 30, 2025 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$704,522	$0	$0	$704,522	$4,867	$444	$709,389
Non-working capital loans	800,376	46	0	800,422	7,556	103	807,978
Commercial real estate and multi-family residential loans:
Construction and land development loans	573,019	0	0	573,019	0	0	573,019
Owner occupied loans	801,880	170	0	802,050	1,741	0	803,791
Nonowner occupied loans	862,469	0	0	862,469	0	0	862,469
Multifamily loans	412,748	0	0	412,748	0	0	412,748
Agri-business and agricultural loans:
Loans secured by farmland	153,856	0	0	153,856	55	0	153,911
Loans for agricultural production	186,153	0	0	186,153	13	13	186,166
Other commercial loans	91,747	0	0	91,747	0	0	91,747
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	271,197	61	7	271,265	1,962	793	273,227
Open end and junior lien loans	240,938	289	0	241,227	2,164	155	243,391
Residential construction loans	18,611	0	0	18,611	0	0	18,611
Other consumer loans	111,390	415	0	111,805	367	6	112,172
Total	$5,228,906	$981	$7	$5,229,894	$18,725	$1,514	$5,248,619
An insignificant amount of interest income was recognized on nonaccrual loans during the three and nine month periods ended September 30, 2025.

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

The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	September 30, 2025
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$536	$22,945	$638	$24,119
Non-working capital loans	52	7,633	5	7,690
Commercial real estate and multi-family residential loans:
Owner occupied loans	309	1,741	0	2,050
Agri-business and agricultural loans:
Loans secured by farmland	0	55	0	55
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,962	0	0	1,962
Open end and junior lien loans	2,164	0	0	2,164
Other consumer loans	0	0	283	283
Total	$5,023	$32,374	$926	$38,323

	December 31, 2024
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$50	$64,023	$447	$64,520
Non-working capital loans	1,891	6,585	19	8,495
Commercial real estate and multi-family residential loans:
Owner occupied loans	318	3,512	0	3,830
Agri-business and agricultural loans:
Loans secured by farmland	0	71	0	71
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,121	0	0	1,121
Open end and junior lien loans	318	0	0	318
Other consumer loans	0	0	272	272
Total	$3,698	$74,191	$738	$78,627
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

The following table presents the amortized cost basis at the end of the reporting period of loans that were experiencing financial difficulty and received a modification of terms during the three and nine months ended September 30, 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivables at the end of the reporting period is also presented below:

(dollars in thousands)	Combination Principal Forgiveness and Interest Rate Reduction	Total Modifications	Total Class of Financing Receivable
Three and Nine Months Ended September 30, 2025
Consumer 1-4 family mortgage loans:
Open end and junior lien loans	$1,994	$1,994	0.82%
Total consumer 1-4 family mortgage loans	1,994	1,994	0.37
Total consumer loans	1,994	1,994	0.31
Total loan modifications made to borrowers experiencing financial difficulty	$1,994	$1,994	0.04%
The Company has no material commitments to lend additional funds to borrowers included in the previous table.
During the three and nine months ended September 30, 2024, no modifications were made to loans for borrowers experiencing financial difficulty.
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty:

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction
Three and Nine Months Ended September 30, 2025
Commercial and industrial loans:
Working capital lines of credit loans (1)	$28,607	7.00%
Total commercial and industrial loans	28,607	7.00%
Total commercial loans	28,607	7.00%
Total financial effect of loan modifications made to borrowers experiencing financial difficulty	$28,607	7.00%
(1) Principal forgiveness of $28.6 million represents one $30.6 million working capital line of credit loan, of which $28.6 million was charged off. The remaining $2.0 million was financed into an open end and junior lien loan with a personal guarantor of the forgiven loan. The modified note is collateralized by several of the guarantor's commercial and residential real estate properties.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty by reviewing the delinquency and payment default status of such loans to understand the effectiveness of its relief efforts.
At September 30, 2025, no loans receiving a modification due to borrower financial difficulty within the previous twelve months were greater than 30 days or more past due.
Upon the Company's determination that a modified loan (or portion thereof) has subsequently been deemed uncollectible, the loan (or a portion thereof) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

NOTE 5. BORROWINGS
For the periods ended below, advances from the Federal Home Loan Bank of Indianapolis ("FHLBI") were as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Short-term fixed rate bullet advance, 4.31%, due October 3, 2025	$55,000	$0
Long-term fixed rate bullet advance, 0.00%, due March 12, 2035	1,200	0
Total	$56,200	$0
For the period ended September 30, 2025, the Company had advances outstanding from the Federal Home Loan Bank of Indianapolis ("FHLBI") of $56.2 million. The fixed rate bullet advance of $55.0 million due October 3, 2025 had an interest rate of 4.31%. The fixed rate bullet advance of $1.2 million due March 12, 2035 had an interest rate of 0.00%. The $1.2 million advance is a rate-subsidized Community Development Financial Institution ("CDFI") Rate Buydown Advance offered by the FHLBI. The Company extended a low cost loan to a qualifying CDFI within its operating footprint that was then funded by the fixed rate advance from the Rate Buydown Advance program. For the period ended December 31, 2024, the Company had no advances outstanding with the FHLBI. There were no Federal Funds purchased outstanding at September 30, 2025 and December 31, 2024.
On October 10, 2025, the Company renewed an unsecured revolving credit agreement with a financial institution allowing the Company to borrow up to $30.0 million. The credit agreement has a one year term which may be amended, extended, modified or renewed. Funds provided under the agreement can be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 8, 2025, and expires on April 30, 2027, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. There was no outstanding balance on the credit agreement at September 30, 2025 and December 31, 2024.
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
Mortgage servicing rights:  As of September 30, 2025, the value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $1.7 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 3.9%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At September 30, 2025, the constant prepayment speed (“PSA”) used was 163 and used a discount rate of 9.5%. At December 31, 2024, the PSA used was 157 and the discount rate used was 10.0%.
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
The tables below present the balances of assets measured at fair value on a recurring basis:

	September 30, 2025
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$5,001	$0	$0	$5,001
U.S. government sponsored agency securities	0	117,067	0	117,067
Mortgage-backed securities: residential	0	448,208	0	448,208
State and municipal securities	0	457,212	4,450	461,662
Total securities available-for-sale	5,001	1,022,487	4,450	1,031,938
Mortgage banking derivative	0	73	0	73
Interest rate swap derivative	0	15,641	0	15,641
Total assets	$5,001	$1,038,201	$4,450	$1,047,652

Liabilities:
Mortgage banking derivative	$0	$1	$0	$1
Interest rate swap derivative	0	15,642	0	15,642
Total liabilities	$0	$15,643	$0	$15,643

	December 31, 2024
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. government sponsored agency securities	$0	$109,435	$0	$109,435
Mortgage-backed securities: residential	0	422,409	0	422,409
State and municipal securities	0	454,922	4,660	459,582
Total securities available-for-sale	0	986,766	4,660	991,426
Mortgage banking derivative	0	94	0	94
Interest rate swap derivative	0	25,403	0	25,403
Total assets	$0	$1,012,263	$4,660	$1,016,923

Liabilities:
Interest rate swap derivative	$0	$25,403	$0	$25,403
Total liabilities	$0	$25,403	$0	$25,403

The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.
The tables below present the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2025
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$1,671	$1,671
Non-working capital loans	0	0	3,118	3,118
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	817	817
Agri-business and agricultural loans:
Loans secured by farmland	0	0	21	21
Total collateral dependent loans	0	0	5,627	5,627
Total assets	$0	$0	$5,627	$5,627

	December 31, 2024
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$23,174	$23,174
Non-working capital loans	0	0	3,281	3,281
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	664	664
Agri-business and agricultural loans:
Loans secured by farmland	0	0	32	32
Total collateral dependent loans	0	0	27,151	27,151
Total assets	$0	$0	$27,151	$27,151
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2025:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$4,789	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	44%	1%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	817	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	37%	13%-61%

Collateral dependent loans:
Agri-business and agricultural	21	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	61%

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

	September 30, 2025
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$192,836	$192,836	$0	$0	$192,836
Securities available-for-sale	1,031,938	5,001	1,022,487	4,450	1,031,938
Securities held-to-maturity	132,799	0	113,804	0	113,804
Real estate mortgages held-for-sale	725	0	739	0	739
Loans, net	5,180,451	0	0	5,110,207	5,110,207
Mortgage banking derivative	73	0	73	0	73
Interest rate swap derivative	15,641	0	15,641	0	15,641
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	28,667	0	7,730	20,937	28,667
Financial Liabilities:
Certificates of deposit	$785,749	$0	$783,237	$0	$783,237
All other deposits	5,238,569	5,238,569	0	0	5,238,569
Federal Home Loan Bank advances:
Short-term advance	55,000	55,000	0	0	55,000
Long-term advance	1,200	0	781	0	781
Mortgage banking derivative	1	0	1	0	1
Interest rate swap derivative	15,642	0	15,642	0	15,642
Standby letters of credit	262	0	0	262	262
Accrued interest payable	8,628	430	8,198	0	8,628

	December 31, 2024
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$168,205	$168,205	$0	$0	$168,205
Securities available-for-sale	991,426	0	986,766	4,660	991,426
Securities held-to-maturity	131,568	0	113,107	0	113,107
Real estate mortgages held-for-sale	1,700	0	1,733	0	1,733
Loans, net	5,031,988	0	0	4,916,231	4,916,231
Mortgage banking derivative	94	0	94	0	94
Interest rate swap derivative	25,403	0	25,403	0	25,403
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	28,446	0	8,178	20,268	28,446
Financial Liabilities:
Certificates of deposit	$855,876	$0	$851,933	$0	$851,933
All other deposits	5,045,090	5,045,090	0	0	5,045,090
Interest rate swap derivative	25,403	0	25,403	0	25,403
Standby letters of credit	294	0	0	285	285
Accrued interest payable	15,117	425	14,692	0	15,117
NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at September 30, 2025 and December 31, 2024.

	September 30, 2025
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$15,641	$0	$15,641	$0	$(13,515)	$2,126
Total Assets	$15,641	$0	$15,641	$0	$(13,515)	$2,126
Liabilities
Interest Rate Swap Derivatives	$15,642	$0	$15,642	$0	$0	$15,642
Total Liabilities	$15,642	$0	$15,642	$0	$0	$15,642

	December 31, 2024
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$25,403	$0	$25,403	$0	$(21,815)	$3,588
Total Assets	$25,403	$0	$25,403	$0	$(21,815)	$3,588
Liabilities
Interest Rate Swap Derivatives	$25,403	$0	$25,403	$0	$0	$25,403
Total Liabilities	$25,403	$0	$25,403	$0	$0	$25,403

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average shares outstanding for basic earnings per common share	25,703,699	25,684,407	25,708,543	25,673,275
Dilutive effect of stock based awards	117,661	83,332	95,779	81,082
Weighted average shares outstanding for diluted earnings per common share	25,821,360	25,767,739	25,804,322	25,754,357

Basic earnings per common share	$1.03	$0.91	$2.86	$2.70
Diluted earnings per common share	$1.03	$0.91	$2.85	$2.69
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended September 30, 2025 and 2024, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at July 1, 2025	$(160,573)	$(548)	$(161,121)
Other comprehensive income (loss) before reclassification	20,023	0	20,023
Amounts reclassified from accumulated other comprehensive income (loss)	385	10	395
Net current period other comprehensive income (loss)	20,408	10	20,418
Balance at September 30, 2025	$(140,165)	$(538)	$(140,703)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at July 1, 2024	$(169,746)	$(712)	$(170,458)
Other comprehensive income (loss) before reclassification	31,925	0	31,925
Amounts reclassified from accumulated other comprehensive income (loss)	385	12	397
Net current period other comprehensive income (loss)	32,310	12	32,322
Balance at September 30, 2024	$(137,436)	$(700)	$(138,136)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the nine months ended September 30, 2025 and 2024, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2025	$(165,932)	$(568)	$(166,500)
Other comprehensive income (loss) before reclassification	24,608	0	24,608
Amounts reclassified from accumulated other comprehensive income (loss)	1,159	30	1,189
Net current period other comprehensive income (loss)	25,767	30	25,797
Balance at September 30, 2025	$(140,165)	$(538)	$(140,703)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2024	$(154,460)	$(735)	$(155,195)
Other comprehensive income (loss) before reclassification	15,825	0	15,825
Amounts reclassified from accumulated other comprehensive income (loss)	1,199	35	1,234
Net current period other comprehensive income (loss)	17,024	35	17,059
Balance at September 30, 2024	$(137,436)	$(700)	$(138,136)

Reclassifications out of other accumulated other comprehensive income (loss) for the three months ended September 30, 2025 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(489)	Interest income
Tax effect	104	Income tax expense
	(385)	Net of tax
Amortization of defined benefit pension items	(14)	Other expense
Tax effect	4	Income tax expense
	(10)	Net of tax
Total reclassifications for the period	$(395)	Net income
Reclassifications out of other accumulated comprehensive income (loss) for the three months ended September 30, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(488)	Interest income
Tax effect	103	Income tax expense
	(385)	Net of tax
Amortization of defined benefit pension items	(16)	Other expense
Tax effect	4	Income tax expense
	(12)	Net of tax
Total reclassifications for the period	$(397)	Net income

Reclassifications out of accumulated comprehensive income (loss) for the nine months ended September 30, 2025 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,468)	Interest income
Tax effect	309	Income tax expense
	(1,159)	Net of tax
Amortization of defined benefit pension items	(40)	Other expense
Tax effect	10	Income tax expense
	(30)	Net of tax
Total reclassifications for the period	$(1,189)	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,473)	Interest income
Realized gains and (losses) on available-for-sale securities	(46)	Net securities gains (losses)
Tax effect	320	Income tax expense
	(1,199)	Net of tax
Amortization of defined benefit pension items	(47)	Other expense
Tax effect	12	Income tax expense
	(35)	Net of tax
Total reclassifications for the period	$(1,234)	Net income
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

The following is a maturity analysis of the operating lease liabilities as of September 30, 2025:

Years ending December 31, (in thousands)	Operating Lease Obligation
2025	$250
2026	971
2027	919
2028	869
2029	743
2030 and thereafter	5,852
Total undiscounted lease payments	9,604
Less imputed interest	(2,355)
Lease liability	$7,249
Right-of-use asset	$7,249

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Lease cost
Operating lease cost	$233	$198	$630	$544
Short-term lease cost	1	2	3	6
Total lease cost	$234	$200	$633	$550

Other information
Operating cash outflows from operating leases	$233	$198	$630	$544
Weighted-average remaining lease term - operating leases	6.8 years	7.9 years	6.8 years	7.9 years
Weighted average discount rate - operating leases	3.8%	3.6%	3.8%	3.6%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first nine months of 2025 was $73.5 million, which increased $4.2 million, or 6.0%, from $69.3 million for the comparable period of 2024. Diluted earnings per common share was $2.85 in the first nine months of 2025, an increase of 5.9% from $2.69 in the comparable period of 2024. The increase in net income for 2025 was primarily due to an increase to net interest income of $18.8 million, or 13.0%, and a decrease in the provision for credit losses of $1.3 million, or 9.6%. Offsetting these positive contributions was a decrease in noninterest income of $9.6 million, or 21.3%, and an increase in noninterest expense of $3.7 million, or 3.9%. Pretax pre-provision earnings, a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense, were $101.0 million in the first nine months of 2025, an increase of $5.5 million, or 5.8%, compared to $95.5 million for the comparable period of 2024. Core operational profitability, a non-GAAP measure that excludes the impact of certain non-routine operating events that occurred during 2024, improved by $8.3 million, or 12.7%, from $65.2 million to $73.5 million for the nine months ended September 30, 2024 and 2025, respectively.
Return on average total equity was 13.96% in the first nine months of 2025 versus 14.21% in the comparable period of 2024. Return on average total assets was 1.44% in the first nine months of 2025 versus 1.40% for the comparable period of 2024. The Company's average equity to average assets ratio was 10.29% in the first nine months of 2025 versus 9.84% in the comparable period of 2024.
Net income in the third quarter of 2025 was $26.4 million, an increase of $3.1 million, or 13.1%, from $23.3 million for the comparable period of 2024. Diluted earnings per common share was $1.03 in the third quarter of 2025, an increase of 13.2% from $0.91 in the comparable period of 2024. The increase was driven primarily by an increase in net interest income of $6.8 million, or 13.8%, a decrease in provision for credit losses of $1.1 million, or 34.6% and an increase in noninterest income of $1.0 million, or 8.7%. Offsetting these positive contributions was an increase in noninterest expense of $4.6 million, or 15.0%. Pretax pre-provision earnings in the third quarter of 2025 were $34.1 million, an increase of $3.3 million, or 10.6%, compared to $30.8 million for the comparable period of 2024.
Return on average total equity was 14.60% in the third quarter of 2025 versus 13.85% in the comparable period of 2024. Return on average total assets was 1.53% in the third quarter of 2025 versus 1.39% in the comparable period of 2024. The average equity to average assets ratio was 10.47% in the third quarter of 2025 versus 10.07% in the comparable period of 2024.

The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 10.79% at September 30, 2025, improved from 10.47% at September 30, 2024 and 10.19% at December 31, 2024. Unrealized losses from available-for-sale investment securities were $159.9 million at September 30, 2025, compared to $154.5 million at September 30, 2024 and $191.1 million at December 31, 2024. When excluding the impact of accumulated other comprehensive income (loss) ("AOCI") on tangible common equity and tangible assets, the Company's adjusted tangible common equity to adjusted tangible assets ratio, which is a non-GAAP financial measure, was 12.57% at September 30, 2025, improved from 12.29% at September 30, 2024 and 12.37% at December 31, 2024.
Total assets were $6.895 billion as of September 30, 2025 versus $6.678 billion as of December 31, 2024, an increase of $216.7 million, or 3.2%. Balance sheet expansion was driven by increases to total loans, net of the allowance for credit losses, which increased $148.5 million, or 3.0%, available-for-sale securities, which increased $40.5 million, or 4.1%, and cash and cash equivalents, which increased $24.6 million, or 14.6%. The balance sheet expansion from December 31, 2024 to September 30, 2025 was funded by an increase in total deposits of $123.4 million, or 2.1%, and borrowings of $56.2 million. Total equity increased $63.6 million, or 9.3%, from $683.9 million at December 31, 2024 to $747.5 million at September 30, 2025. Retained earnings increased $34.9 million, or 4.7%, primarily as a result of net income of $73.5 million less dividends declared and paid of $38.6 million and an improvement in accumulated other comprehensive income (loss) of $25.8 million.
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
RESULTS OF OPERATIONS
Overview
Selected income statement information for the three and nine months ended September 30, 2025 and 2024 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Income Statement Summary:
Net interest income (A)	$56,073	49,273	$163,824	$144,985
Provision for credit losses	2,000	3,059	11,800	13,059
Noninterest income (B)	12,954	11,917	35,368	44,968
Noninterest expense (C)	34,965	30,393	98,160	94,431
Other Data:
Efficiency ratio (1)	50.65%	49.67%	49.28%	49.71%
Diluted EPS	$1.03	$0.91	$2.85	$2.69
Average Equity/Average Assets	10.47%	10.07%	10.29%	9.84%
Tangible capital ratio (2)	10.79	10.47	10.79	10.47
Adjusted tangible capital ratio (3)	12.57	12.29	12.57	12.29
Net charge-offs to average loans	0.03	0.01	0.76	0.04
Net interest margin	3.50	3.16	3.44	3.16
Noninterest income to total revenue	18.77	19.48	17.76	23.67
Pretax pre-provision earnings (4)	$34,062	$30,797	$101,032	$95,522

(1)Noninterest expense (C) / (Net interest income (A) + Noninterest income (B)) = Efficiency Ratio
(2)Non-GAAP financial measure. Calculated by subtracting intangible assets, net of deferred tax, from total assets and total equity. Management believes this is an important measure because it is useful for planning and forecasting purposes. See reconciliation on the following pages.
(3)Non-GAAP financial measure. Calculated by removing the fair market value adjustment impact of the available-for-sale investment securities portfolio included in accumulated other comprehensive income (loss) ("AOCI") from tangible equity and tangible assets. Management believes this is an important measure because it provides better comparability to periods preceding the recent increase in prevailing interest rates and demonstrates long-term trends capital strength. See reconciliation on the following pages.
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
A reconciliation of these non-GAAP financial measures is provided below.

	As of and For The		As of and For The
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Total Equity	$747,503	$699,181	$747,503	$699,181
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Common Equity (A)	743,700	695,378	743,700	695,378
Market Value Adjustment in AOCI	140,165	137,435	140,165	137,435
Adjusted Tangible Common Equity (C)	883,865	832,813	883,865	832,813

Total Assets	$6,895,028	$6,645,371	$6,895,028	$6,645,371
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Assets (B)	6,891,225	6,641,568	6,891,225	6,641,568
Market Value Adjustment in AOCI	140,165	137,435	140,165	137,435
Adjusted Tangible Assets (D)	7,031,390	6,779,003	7,031,390	6,779,003

Ending Common Shares Issued (E)	25,704,243	25,684,916	25,704,243	25,684,916

Tangible Book Value per Common Share (A/E)	$28.93	$27.07	$28.93	$27.07

Tangible Capital Ratio (A/B)	10.79%	10.47%	10.79%	10.47%
Adjusted Tangible Capital Ratio (C/D)	12.57%	12.29%	12.57%	12.29%

Net Interest Income	$56,073	$49,273	$163,824	$144,985
Plus: Noninterest Income	12,954	11,917	35,368	44,968
Minus: Noninterest Expense	(34,965)	(30,393)	(98,160)	(94,431)
Pretax Pre-Provision Earnings	$34,062	$30,797	$101,032	$95,522

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
A reconciliation of these non-GAAP financial measures is provided below.

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	Sep. 30, 2025	Sep. 30, 2024	Sep. 30, 2025	Sep. 30, 2024
Noninterest Income	$12,954	$11,917	$35,368	$44,968
Less: Net (Gain) Loss on Visa Shares	0	15	0	(8,996)
Less: Insurance Recovery	0	0	0	(1,000)
Adjusted Core Noninterest Income	$12,954	$11,932	$35,368	$34,972

Noninterest Expense	$34,965	$30,393	$98,160	$94,431
Less: Legal Accrual	0	0	0	(4,537)
Adjusted Core Noninterest Expense	$34,965	$30,393	$98,160	$89,894

Earnings Before Income Taxes	$32,062	$27,738	$89,232	$82,463
Adjusted Core Impact:
Noninterest Income	0	15	0	(9,996)
Noninterest Expense	0	0	0	4,537
Total Adjusted Core Impact	0	15	0	(5,459)
Adjusted Earnings Before Income Taxes	32,062	27,753	89,232	77,004
Tax Effect	(5,658)	(4,404)	(15,777)	(11,817)
Core Operational Profitability (1)	$26,404	$23,349	$73,455	$65,187

Diluted Earnings Per Common Share	$1.03	$0.91	$2.85	$2.69
Impact of Adjusted Core Items	0.00	0.00	0.00	(0.16)
Core Operational Diluted Earnings Per Common Share	$1.03	$0.91	$2.85	$2.53

Adjusted Core Efficiency Ratio	50.65%	49.66%	49.28%	49.95%
(1)     Core operational profitability was $11,000 higher than reported net income for the three months ended September 30, 2024 and $4.1 million lower for the nine months ended September 30, 2024.
Net Income
Net income was $73.5 million in the first nine months of 2025, which increased $4.2 million, or 6.0%, from $69.3 million for the comparable period of 2024. Diluted earnings per common share was $2.85 in the first nine months of 2025, an increase of 5.9% from $2.69 in the comparable period of 2024. The increase in net income for the first nine months of 2025 was primarily due to an increase to net interest income of $18.8 million, or 13.0%, and a decrease in the provision for credit losses of $1.3 million, or 9.6%. Offsetting these positive contributions was a decrease to noninterest income of $9.6 million, or 21.3%, and an increase in noninterest expense of $3.7 million, or 3.9%. Core operational profitability, a non-GAAP measure that excludes the impact of certain non-routine operating events that occurred during 2024, improved by $8.3 million, or 12.7%, from $65.2 million to $73.5 million for the nine months ended September 30, 2024 and 2025, respectively.
Net income during the third quarter of 2025 was $26.4 million, an improvement of 13.1% from $23.3 million for the comparable period of 2024. Diluted earnings per common share was $1.03 in the third quarter of 2025, an increase of 13.2% from $0.91 in the comparable period of 2024. The increase was driven primarily by an increase in net interest income of $6.8 million, or 13.8%, a decrease in the provision for credit losses of $1.1 million, or 34.6%, and an increase in noninterest income of $1.0 million, or 8.7%. Offsetting these positive contributions was an increase in noninterest expense of $4.6 million, or 15.0%.
Net Interest Income
The following tables set forth consolidated information regarding average balances and rates:

	Nine Months Ended September 30,
	2025			2024
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$5,181,704	$251,648	6.49%	$4,982,891	$252,386	6.77%
Tax exempt (1)	25,501	1,074	5.63	40,665	2,267	7.45
Investments:
Securities (1)	1,129,664	25,199	2.98	1,135,304	23,987	2.82
Short-term investments	2,863	83	3.88	2,796	103	4.92
Interest bearing deposits	158,511	5,049	4.26	119,021	4,618	5.18
Total earning assets	$6,498,243	$283,053	5.82%	$6,280,677	$283,361	6.03%
Less: Allowance for credit losses	(82,671)			(76,003)
Nonearning Assets
Cash and due from banks	66,766			65,608
Premises and equipment	62,079			58,695
Other nonearning assets	295,345			289,125
Total assets	$6,839,762			$6,618,102

Interest Bearing Liabilities
Savings deposits	$284,797	$127	0.06%	$288,283	$141	0.07%
Interest bearing checking accounts	3,662,917	90,955	3.32	3,206,452	97,511	4.06
Time deposits:
In denominations under $100,000	208,872	5,255	3.36	218,755	5,702	3.48
In denominations over $100,000	595,367	17,678	3.97	814,034	27,729	4.55
Short-term borrowings	54,706	1,888	4.61	88,605	3,720	5.61
Long-term borrowings	888	0	0.00	0	0	0.00
Total interest bearing liabilities	$4,807,547	$115,903	3.22%	$4,616,129	$134,803	3.90%
Noninterest Bearing Liabilities
Demand deposits	1,248,876			1,249,710
Other liabilities	79,775			100,806
Stockholders' Equity	703,564			651,457
Total liabilities and stockholders' equity	$6,839,762			$6,618,102

Interest Margin Recap
Interest income/average earning assets		283,053	5.82%		283,361	6.03%
Interest expense/average earning assets		115,903	2.38		134,803	2.87
Net interest income and margin		$167,150	3.44%		$148,558	3.16%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $3.3 million and $3.6 million for the nine-month periods ended September 30, 2025 and September 30, 2024, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2025 and 2024, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended September 30,
	2025			2024
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$5,180,847	$85,490	6.55%	$5,037,855	$86,118	6.80%
Tax exempt (1)	24,986	354	5.62	26,493	366	5.50
Investments:
Securities (1)	1,127,094	8,444	2.97	1,128,705	7,871	2.77
Short-term investments	2,795	27	3.83	2,841	35	4.90
Interest bearing deposits	156,918	1,679	4.25	133,393	1,738	5.18
Total earning assets	$6,492,640	95,994	5.87%	$6,329,287	96,128	6.04%
Less: Allowance for credit losses	(67,115)			(81,353)
Nonearning Assets
Cash and due from banks	62,671			63,744
Premises and equipment	64,391			59,493
Other nonearning assets	298,084			285,293
Total assets	$6,850,671			$6,656,464

Interest Bearing Liabilities
Savings deposits	$284,553	$41	0.06%	$280,180	$45	0.06%
Interest bearing checking accounts	3,731,706	31,382	3.34	3,295,911	33,822	4.08
Time deposits:
In denominations under $100,000	204,997	1,678	3.25	215,020	1,914	3.54
In denominations over $100,000	563,920	5,345	3.76	844,882	9,775	4.60
Short-term borrowings	31,739	368	4.60	13,752	189	5.48
Long-term borrowings	1,200	0	0.00	0	0	0.00
Total interest bearing liabilities	$4,818,115	$38,814	3.20%	$4,649,745	$45,745	3.91%
Noninterest Bearing Liabilities
Demand deposits	1,244,381			1,244,184
Other liabilities	70,747			92,375
Stockholders' Equity	717,428			670,160
Total liabilities and stockholders' equity	$6,850,671			$6,656,464

Interest Margin Recap
Interest income/average earning assets		95,994	5.87%		96,128	6.04%
Interest expense/average earning assets		38,814	2.37		45,745	2.88
Net interest income and margin		$57,180	3.50%		$50,383	3.16%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $1.1 million and $1.1 million in the three-month periods ended September 30, 2025 and September 30, 2024, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2025 and 2024, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

Net interest income, on a fully tax equivalent basis, increased $18.6 million, or 12.5%, to $167.2 million for the nine months ended September 30, 2025, compared to $148.6 million for the first nine months of 2024. The increase in net interest income on a fully tax equivalent basis was driven by a decrease in deposit interest expense of $17.1 million, or 13.0%, from $131.1 million to $114.0 million. Borrowings expense declined by $1.8 million, or 49.2%. Securities interest income contributed further to the increase in fully tax equivalent net interest income, increasing by $1.2 million, or 5.1%. A decline in loan interest income negatively impacted fully tax equivalent net interest income, decreasing $1.9 million, or 0.8%, from $254.7 million to $252.7 million between the two periods, due primarily to the decline in interest income from variable rate loans that resulted from the decline in interest rates.
Total average earning assets were $6.498 billion for the nine months ended September 30, 2025, an increase of $217.6 million, or 3.5%, compared to $6.281 billion for the nine months ended September 30, 2024. Average loans outstanding drove the increase to total average earning assets, increasing $183.6 million, or 3.7%, to $5.207 billion from $5.024 billion for the nine months ended September 30, 2025 and 2024, respectively. Offsetting this increase was a decrease to average investment securities of $5.6 million, or 0.5%, to $1.130 billion from $1.135 billion between the respective periods. Total average interest bearing liabilities were $4.808 billion for the nine months ended September 30, 2025, an increase of $191.4 million, or 4.1%, from $4.616 billion for the nine months ended September 30, 2024. This increase was driven by growth in average interest bearing deposits of $224.4 million, or 5.0%, from $4.528 billion for the nine months ended September 30, 2024 to $4.752 billion for the nine months ended September 30, 2025. Offsetting the increase to average interest bearing deposits was a decrease in total average borrowings of $33.0 million, or 37.3%, to $55.6 million from $88.6 million for the nine months ended September 30, 2025 and 2024, respectively. Noninterest bearing demand deposits decreased $834,000, or 0.1%, to $1.249 billion from $1.250 billion between the two periods.
The tax equivalent net interest margin was 3.44% for the nine months ended September 30, 2025, compared to 3.16% during the first nine months of 2024, representing a 28 basis point expansion between the two periods. The net interest margin increase was primarily driven by a decrease to interest expense as a percentage of average earning assets, which decreased to 2.38% for the nine months ended September 30, 2025, down from 2.87% for the comparable period of 2024, or a decrease of 49 basis points. This decline was attributable to a decrease in the rate for total interest bearing liabilities of 68 basis points from 3.90% to 3.22% between the respective periods. These decreases were driven by reduced costs associated with the repricing of the Company's interest bearing deposits and borrowings as a result of monetary policy easing from the Federal Reserve Bank. The decrease in the rate for interest bearing liabilities was driven by a decrease in the average rate for interest bearing deposits of 66 basis points, from 3.87% to 3.21%. Contributing further to the reduction in the rate for interest bearing liabilities was a reduction in the average borrowings rate, which declined 107 basis points from 5.61% to 4.54%. The Company anticipates the cost of funds would continue to respond favorably to any further monetary policy easing by the Federal Reserve Bank.

The improvement in interest expense as a percentage of average earning assets was offset by a 21 basis point reduction in interest income as a percentage of average earning assets, which declined from 6.03% to 5.82%. This decrease was primarily attributable to a decline in average loan yields, which decreased 28 basis points to 6.49% for the nine months ended September 30, 2025, down from 6.77% for the comparable period of 2024. This decrease was offset by an increase to investment securities yields, which increased 16 basis points from 2.82% to 2.98%. The Company expects that any continued easing of monetary policy by the Federal Reserve Bank, which commenced in September 2024, would exert downward pressure on loan yields as variable rate commercial loans reprice lower. During the nine months ended September 30, 2025, the Company recorded a prepayment fee of $541,000 from the early payment of a fixed rate commercial loan, which was recorded as part of interest income. The prepayment fee benefited tax equivalent net interest margin by 1 basis point during the nine months ended September 30, 2025.

Net interest income, on a fully tax equivalent basis, increased by $6.8 million, or 13.5%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in net interest income on a fully tax equivalent basis was driven by a decrease in deposit interest expense of $7.1 million, or 15.6%, from $45.6 million to $38.4 million. Securities interest income increased $573,000, or 7.3%, from $7.8 million to $8.4 million between the two periods. A decline in loan interest income negatively impacted fully tax equivalent net interest income, decreasing $640,000, or 0.7%, from $86.5 million to $85.8 million. Borrowings expense increased $179,000, or 94.7%, from $189,000 to $368,000.
Total average earning assets were $6.493 billion for the third quarter of 2025, an increase of $163.4 million, or 2.6%, compared to $6.329 billion for the third quarter of 2024. The increase in average earning assets was driven by an increase in average loans of $141.5 million, or 2.8%, from $5.064 billion for the third quarter of 2024 to $5.206 billion for the third quarter of 2025. Average investment securities decreased $1.6 million, or 0.1%, from $1.129 billion for the third quarter of 2024 to $1.127 billion for the third quarter of 2025. Total average interest bearing liabilities were $4.818 billion for the third quarter of 2025, an increase of $168.4 million, or 3.6%, from $4.650 billion for the third quarter of 2024. This increase was driven by growth in interest bearing deposits of $149.2 million, or 3.2%, from $4.636 billion for the third quarter of 2024 to $4.785 billion for the third quarter of 2025. Noninterest bearing demand deposits increased $197,000, or 0.2%, at $1.244 billion for the third quarter of 2025 and 2024. Average borrowings increased $19.2 million, or 139.5%, from $13.8 million for the third quarter of 2024 to $32.9 million for the third quarter of 2025.
The tax equivalent net interest margin expanded by 34 basis points, or 10.8%, to 3.50% for the third quarter of 2025, compared to 3.16% for the third quarter of 2024. The net interest margin expansion was primarily driven by a decrease in interest expense as a percentage of average earning assets, which decreased to 2.37% for the three months ended September 30, 2025, down from 2.88% for the comparable period of 2024, for a decrease of 51 basis points. This decrease was attributable to a decrease in the rate for total interest bearing liabilities of 71 basis points from 3.91% to 3.20% between the respective periods. This decrease was driven by reduced costs associated with the repricing of the Company's interest bearing deposits and borrowings as a result of monetary policy easing from the Federal Reserve Bank. The average rate for interest bearing deposits declined 72 basis points from 3.91% to 3.19%. Contributing further to the reduction in the rate for interest bearing liabilities was a reduction in the average borrowings rate, which declined 105 basis points from 5.48% to 4.43%. The improvement in interest expense as a percentage of average earning assets was offset by a 17 basis point reduction in interest income as a percentage of average earning assets, which declined from 6.04% for the third quarter of 2024 to 5.87% for the third quarter of 2025. This decrease was primarily attributable to a decrease in loan yields, which decreased 25 basis points from 6.79% to 6.54% between the two periods. This decrease was offset by an increase to investment securities yields, which increased 20 basis points from 2.77% to 2.97% between the two periods.

Provision for Credit Losses
The Company recorded provision for credit losses expense of $11.8 million for the nine months ended September 30, 2025, compared to provision expense of $13.1 million during the comparable period of 2024, a decrease of $1.3 million, or 9.6%. Net charge-offs were $29.6 million during the nine month period ended September 30, 2025, compared to $1.4 million during the comparable period of 2024, an increase of $28.2 million. The increase in net charge offs between the respective periods was attributable to a partial charge off related to a previously disclosed nonperforming credit for an industrial company in Northern Indiana. This credit was reserved for prior to the partial charge off.
The Company recorded provision expense of $2.0 million during the third quarter of 2025, compared to $3.1 million during the third quarter of 2024. Net charge-offs were $384,000 during the third quarter of 2025 compared to $143,000 during the third quarter of 2024.
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

Noninterest Income

Noninterest income categories for the three and nine months ended September 30, 2025 and 2024 are shown in the following tables:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Wealth advisory fees	$8,389	$7,770	$619	8.0%
Investment brokerage fees	1,559	1,438	121	8.4
Service charges on deposit accounts	8,522	8,332	190	2.3
Loan and service fees	9,309	8,855	454	5.1
Merchant and interchange fee income	2,568	2,653	(85)	(3.2)
Bank owned life insurance income	2,929	2,994	(65)	(2.2)
Interest rate swap fee income	20	0	20	100.0
Mortgage banking income (loss)	67	68	(1)	(1.5)
Net securities gains (losses)	0	(46)	46	100.0
Net gain (loss) on Visa shares	0	8,996	(8,996)	(100.0)
Other income	2,005	3,908	(1,903)	(48.7)
Total noninterest income	$35,368	$44,968	$(9,600)	(21.3)%
Noninterest income to total revenue	17.76%	23.67%

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Wealth advisory fees	$2,855	$2,718	$137	5.0%
Investment brokerage fees	557	438	119	27.2
Service charges on deposit accounts	2,921	2,835	86	3.0
Loan and service fees	3,419	2,955	464	15.7
Merchant and interchange fee income	892	898	(6)	(0.7)
Bank owned life insurance income	1,567	1,068	499	46.7
Mortgage banking income (loss)	(6)	(7)	1	(14.3)
Net gain (loss) on Visa shares	0	(15)	15	(100.0)
Other income	749	1,027	(278)	(27.1)
Total noninterest income	$12,954	$11,917	$1,037	8.7%
Noninterest income to total revenue	18.77%	19.48%
Noninterest income decreased by $9.6 million, or 21.3%, to $35.4 million for the nine months ended September 30, 2025, compared to $45.0 million for the prior year nine-month period. Noninterest income was elevated during the first nine months of 2024 as compared to the comparable period of 2025 primarily because of the net gain on Visa shares of $9.0 million and a $1.0 million insurance recovery. Adjusted core noninterest income, a non-GAAP financial measure that excludes the impact of these non-routine events, improved $396,000, or 1.1%, to $35.4 million from $35.0 million for the nine months ended September 30, 2025 and 2024, respectively. Wealth advisory fees improved $619,000, or 8.0%, loan and service fees improved $454,000, or 5.1%, service charges on deposit accounts improved $190,000, or 2.3%, and investment brokerage fees improved $121,000, or 8.4%. The increase to wealth advisory fees was driven by continued growth in customers and assets under management. Loan and service fees income benefitted from the recognition of a loan syndication fee in Indianapolis. Investment brokerage fees was driven higher by increased volume and commissions on product mix. Other income decreased $1.9 million, or 48.7%. Other income during the first nine months of 2024 benefited from the $1.0 million insurance recovery. Additionally, reduced limited partnership investment income further contributed to the decline between the periods.

The Company’s noninterest income increased $1.0 million, or 8.7%, to $13.0 million for the third quarter of 2025, compared to $11.9 million for the third quarter of 2024. Loan and service fees income increased $464,000, or 15.7%, wealth advisory fees increased $137,000, or 5.0%, and investment brokerage fees increased $119,000, or 27.2%. Bank owned life insurance income increased $499,000, or 46.7%, from increased income from additional general account policies purchased in 2025 and from improved market performance of the bank's variable owned life insurance policies, which correlate to returns in the equities markets. Offsetting these increases was a decrease to other income of $278,000, or 27.1%, primarily driven by reduced limited partnership investment income.
Noninterest Expense
Noninterest expense categories for the three and nine months ended September 30, 2025 and 2024 are shown in the following tables:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries and employee benefits	$55,412	$49,467	$5,945	12.0%
Net occupancy expense	5,604	5,159	445	8.6
Equipment costs	4,294	4,207	87	2.1
Data processing fees and supplies	12,533	11,419	1,114	9.8
Corporate and business development	4,129	4,015	114	2.8
FDIC insurance and other regulatory fees	2,517	2,571	(54)	(2.1)
Professional fees	5,812	6,675	(863)	(12.9)
Other expense	7,859	10,918	(3,059)	(28.0)
Total noninterest expense	$98,160	$94,431	$3,729	3.9%
Efficiency ratio	49.28%	49.71%

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	Dollar Change	Percent Change
Salaries and employee benefits	$20,414	$16,476	$3,938	23.9%
Net occupancy expense	1,877	1,721	156	9.1
Equipment costs	1,475	1,452	23	1.6
Data processing fees and supplies	4,116	3,768	348	9.2
Corporate and business development	1,563	1,369	194	14.2
FDIC insurance and other regulatory fees	878	966	(88)	(9.1)
Professional fees	1,726	2,089	(363)	(17.4)
Other expense	2,916	2,552	364	14.3
Total noninterest expense	$34,965	$30,393	$4,572	15.0%
Efficiency ratio	50.65%	49.67%
Noninterest expense increased by $3.7 million, or 3.9%, for the nine months ended September 30, 2025 to $98.2 million compared to $94.4 million for the nine months ended September 30, 2024. Salaries and employee benefits expense increased $5.9 million, or 12.0%, due to performance-based incentive compensation accruals of $3.8 million, salaries and wages of $2.3 million, and health insurance of $385,000. Offsetting these increases was a decrease in variable deferred compensation expense of $549,000. Data processing fees and supplies expense increased $1.1 million, or 9.8%, and net occupancy expense increased $445,000, or 8.6%. The increase to data processing fees and supplies expense was driven by continued investment in customer-facing and operational technology solutions. Net occupancy expense increased due to the continued expansion of the Bank's physical branch network, with the Bank's 55th branch location opening in Westfield, Indiana, during the third quarter. Offsetting these increases was a decrease to other expense of $3.1 million, or 28.0%, and a decrease in professional fees of $863,000, or 12.9%. Adjusted core noninterest expense, a non-GAAP financial measure, increased $8.3 million, or 9.2%, to $98.2 million from $89.9 million at September 30, 2025 and 2024, respectively.
Noninterest expense increased $4.6 million, or 15.0%, to $35.0 million for the third quarter of 2025, compared to $30.4 million during the third quarter of 2024. Salaries and benefits expense increased by $3.9 million, or 23.9%, primarily the result of increased accruals related to performance-based incentive compensation plans. Other expense increased by $364,000, or 14.3%, was driven by semi-annual stock-based compensation awards to directors, which are paid in January and July. Data and processing fees and supplies expense increased $348,000, or 9.2%. Corporate and business development expense increased $194,000, or 14.2%, due to increased advertising spending, corporate development expenses, and charitable and community-driven contributions. Net occupancy expense expanded by $156,000, or 9.1%. Offsetting these increases was a decrease to professional fees of $363,000, or 17.4%.

The Company's income tax expense increased $2.6 million, or 19.7%, to $15.8 million in the nine months ended September 30, 2025, compared to $13.2 million for the same period in 2024. The effective tax rate was 17.7% in the nine months ended September 30, 2025, compared to 16.0% for the comparable period of 2024, driven by a reduction in the tax benefit recognized from stock-based compensation vesting of shares for plan participants.
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
FINANCIAL CONDITION
Overview
Total assets were $6.895 billion as of September 30, 2025 versus $6.678 billion as of December 31, 2024, an increase of $216.7 million, or 3.2%. Balance sheet expansion was driven by increases to total loans, net of the allowance for credit losses, which increased $148.5 million, or 3.0%, available-for-sale securities, which increased $40.5 million, or 4.1%, and cash and cash equivalents, which increased $24.6 million, or 14.6%. The balance sheet expansion from December 31, 2024 to September 30, 2025 was funded by an increase in total deposits of $123.4 million, or 2.1% and borrowings of $56.2 million. The increase in total deposits was driven by an increase in interest bearing deposits of $152.6 million, or 3.3%, and was offset by a decrease in noninterest bearing deposits of $29.2 million, or 2.3%. Total equity increased $63.6 million, or 9.3%, from $683.9 million at December 31, 2024 to $747.5 million at September 30, 2025. Retained earnings increased $34.9 million, or 4.7%, as a result of net income of $73.5 million less dividends declared and paid of $38.6 million and an improvement in accumulated other comprehensive income (loss) of $25.8 million.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents increased by $24.6 million, or 14.6%, to $192.8 million at September 30, 2025, from $168.2 million at December 31, 2024. Cash and cash equivalents include short-term investments. The fluctuation in cash and cash equivalents at September 30, 2025 was driven by an increase in interest bearing short-term investment accounts of $28.9 million, or 29.9%, which were deposited primarily at the Federal Reserve Bank of Chicago. Cash and due from banks decreased $4.2 million, or 5.9%.

Investment Portfolio
The amortized cost and the fair value of securities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S Treasury securities	$5,011	$5,001	$0	$0
U.S government sponsored agencies	139,611	117,067	137,150	109,435
Mortgage-backed securities: residential	504,570	448,208	500,278	422,409
State and municipal securities	542,672	461,662	545,073	459,582
Total available-for-sale	$1,191,864	$1,031,938	$1,182,501	$991,426

Held-to-Maturity
State and municipal securities	$132,799	$113,804	$131,568	$113,107
Total Investment Portfolio	$1,324,663	$1,145,742	$1,314,069	$1,104,533
At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that the directional change in the fair value of the available-for-sale investment securities portfolio is inversely related to the directional movement of the interest rate environment, with the resulting impact being reflected in the unrealized gain (loss) of the available-for-sale investment securities portfolio. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
Purchases of available-for-sale securities were $60.3 million in the first nine months of 2025. Investment securities represented 16.9% of total assets on September 30, 2025, compared to 16.8% of total assets on December 31, 2024. The Company anticipates receiving principal and interest cash flows of approximately $34.1 million during the remainder of 2025 from the investment securities portfolio and plans to use that liquidity to fund loan growth as well as to fund reinvestments to the investment securities portfolio. Tax equivalent adjusted effective duration for the investment securities portfolio was 5.8 years at September 30, 2025 and 6.0 years at December 31, 2024. Paydowns from prepayments and scheduled payments of $48.1 million were received in the first nine months of 2025, and the amortization of premiums, net of the accretion of discounts, was $3.0 million. There were no sales of available-for-sale investment securities in the first nine months of 2025. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securities as of September 30, 2025 and December 31, 2024.
The fair value of the available-for-sale investment securities portfolio as of September 30, 2025 included net unrealized losses of $159.9 million, compared to net unrealized losses of $191.1 million as of December 31, 2024. Unrealized losses in the available-for-sale investment securities portfolio resulted from the declines in market values of the investment securities resulting from the rise in interest rates.

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

Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale decreased by $975,000, or 57.4%, to $725,000 at September 30, 2025, from $1.7 million at December 31, 2024. The balance of this asset category is subject to a high degree of variability depending on, among other factors, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $16.2 million in the first nine months of 2025, compared to $12.7 million in the first nine months of 2024. Management expects the volume of loans originated for sale in the secondary market to increase if long-term interest rates decline from current levels. Demand for mortgage loans has been impacted by elevated interest rates, limited housing inventory and existing home owners locked in at historically low rates. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $299.0 million and $313.0 million, as of September 30, 2025 and December 31, 2024, respectively.
Loan Portfolio
The loan portfolio by portfolio segment as of September 30, 2025 and December 31, 2024 is summarized as follows:

(dollars in thousands)	September 30, 2025		December 31, 2024		Current Period Change
Commercial and industrial loans	$1,518,016	28.9%	$1,450,865	28.3%	$67,151
Commercial real estate and multi-family residential loans	2,655,250	50.6	2,592,520	50.6	62,730
Agri-business and agricultural loans	339,972	6.5	387,396	7.6	(47,424)
Other commercial loans	91,833	1.7	95,584	1.9	(3,751)
Consumer 1-4 family mortgage loans	533,542	10.2	490,229	9.6	43,313
Other consumer loans	112,430	2.1	104,041	2.0	8,389
Subtotal, gross loans	5,251,043	100.0%	5,120,635	100.0%	130,408
Less: Allowance for credit losses	(68,168)		(85,960)		17,792
Net deferred loan fees	(2,424)		(2,687)		263
Loans, net	$5,180,451		$5,031,988		$148,463
Total net loans, excluding real estate mortgage loans held-for-sale, increased by $148.5 million, or 3.0%, to $5.180 billion at September 30, 2025 from $5.032 billion at December 31, 2024. The increase was primarily driven by originations of loans concentrated in the commercial and industrial loans, commercial real estate and multi-family residential loans and consumer 1-4 family mortgage loans categories and was offset by paydowns in the agri-business and agricultural loans segment, which traditionally experiences seasonal fluctuations in activity.
The following table summarizes the Company’s non-performing assets as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans	$18,701	$56,431
Loans past due over 90 days and still accruing	7	28
Total nonperforming loans	18,708	56,459
Other real estate owned	284	284
Repossessions	82	143
Total nonperforming assets	$19,074	$56,886

Individually analyzed loans	$39,497	$78,647

Nonperforming loans to total loans	0.36%	1.10%
Nonperforming assets to total assets	0.28%	0.85%

Total nonperforming assets decreased by $37.8 million, or 66.5%, to $19.1 million during the nine month period ended September 30, 2025. The ratio of nonperforming assets to total assets decreased 57 basis points from 0.85% at December 31, 2024 to 0.28% at September 30, 2025. The decrease in nonperforming assets was driven by the $28.6 million partial charge off of a previously disclosed nonperforming loan to a northern Indiana industrial company.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans decreased by $39.2 million, or 49.8%, to $39.5 million at September 30, 2025 from $78.6 million at December 31, 2024. The decrease to individually analyzed loans was primarily related to the previously disclosed partial loan charge off, which was fully allocated within the allowance for credit losses.
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
At September 30, 2025, the allowance for credit losses was 1.30% of total loans, a decrease of 38 basis points from 1.68% at December 31, 2024. The decline was primarily attributed to the previously disclosed charge-off. At September 30, 2025, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing relatively conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $107.4 million for this sector represented 2.1% of total loans at September 30, 2025. Additionally, commercial real estate loans secured by multi-family residential properties and secured by non-farm non-residential properties were approximately 213.1% of the Bank's risk-based capital at September 30, 2025. The Company continues to monitor the impact of tariffs on its borrowers.
As of September 30, 2025, based on management’s review of the loan portfolio, the Company had 97 credit relationships with principal balances totaling $157.2 million on the classified loan list versus 81 credit relationships with principal balances totaling $211.1 million as of December 31, 2024. As of September 30, 2025, the Company had $111.0 million of assets classified as Special Mention, $46.2 million classified as Substandard, $97,000 classified as Doubtful and $0 classified as Loss as compared to $123.6 million, $44.0 million, $43.5 million and $0, respectively, at December 31, 2024. Watch list loans as a percentage of total loans were 3.00% as of September 30, 2025, down 113 basis points from 4.13% at December 31, 2024. In addition to the previously disclosed partial loan charge off, net paydowns and upgrades to other watch list credits further contributed to the decrease in classified loans between December 31, 2024 and September 30, 2025.

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
The allowance for credit losses decreased $17.8 million, or 20.7%, from $86.0 million at December 31, 2024 to $68.2 million at September 30, 2025. The decrease was primarily driven by net charge offs of $29.6 million, offset by provision for credit losses expense. Net charge offs for the nine months ended September 30, 2025 primarily consisted of the previously disclosed $28.6 million partial loan charge off. As the bulk of the Company’s lending activity is concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits, management has historically considered growth and portfolio composition when determining credit loss allocations.
Sources of Funds
The Company's sources of funds include a diversified deposit base gathered throughout the Company's footprint and includes a growing mix of commercial, retail and public funds deposit accounts. While the traditional base of core deposits represents the primary source of funding for the Company, the Company has access to a robust array of other liquidity sources, including secured borrowings available from the Federal Home Loan Bank and the Federal Reserve Bank Discount Window. In addition, the Company has access to unsecured borrowing capacity through long established relationships within the brokered deposit markets, Federal Funds lines from correspondent bank partners and Insured Cash Sweep (ICS) one-way buy funds available from the Intrafi network. As of September 30, 2025, the Company had access to $3.585 billion in unused liquidity available from these aggregate sources as compared to $3.681 billion at December 31, 2024.
The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the nine months ended September 30, 2025 and 2024 are summarized in the following table:

	Nine months ended September 30,
	2025		2024
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,248,876	0.00%	$1,249,710	0.00%
Savings and transaction accounts:
Savings deposits	284,797	0.06	288,283	0.07
Interest bearing demand deposits	3,662,917	3.32	3,206,452	4.06
Time deposits:
Deposits of $100,000 or more	595,367	3.97	814,034	4.55
Other time deposits	208,872	3.36	218,755	3.48
Total deposits	$6,000,829	2.54%	$5,777,234	3.03%
FHLB advances and other borrowings	55,594	4.54	88,605	5.61
Total funding sources	$6,056,423	2.56%	$5,865,839	3.07%
Average total deposits were $6.001 billion for the nine months ended September 30, 2025, an increase of $223.6 million, or 3.9%, from the comparable period in 2024. Average total borrowings were $55.6 million for the nine months ended September 30, 2025, a decrease of $33.0. million, or 37.3%, from the comparable period in 2024. Total average deposit costs decreased 49 basis points from 3.03% for the nine months ended September 30, 2024, to 2.54% for the nine months ended September 30, 2025. Total average borrowing costs decreased 107 basis points from 5.61% for the nine months ended September 30, 2024 to 4.54% for the nine months ended September 30, 2025. As a result, the total cost of funding sources decreased by 51 basis points from 3.07% for the nine months ended September 30, 2024, to 2.56% for the nine months ended September 30, 2025. The decrease in the cost of funding sources between the two periods was attributable to easing of monetary policy by the Federal Reserve Bank which allowed deposit costs to reprice to lower levels and reduced the borrowings average rates.

Deposits and Borrowings
As of September 30, 2025, total deposits increased by $123.4 million, or 2.1%, from December 31, 2024. Core deposits, which excludes brokered deposits, decreased by $10.7 million, or 0.2%, to $5.849 billion as of September 30, 2025 from $5.859 billion as of December 31, 2024. Total brokered deposits were $175.6 million at September 30, 2025, compared to $41.6 million at December 31, 2024, an increase of $134.1 million, or 322.6%.
The following table summarizes deposit composition at September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	Percentage of Total	December 31, 2024	Percentage of Total	Current Period Change
Retail	$1,724,983	28.6%	$1,780,726	30.2%	$(55,743)
Commercial	2,288,701	38.0	2,269,049	38.4	19,652
Public funds	1,834,987	30.5	1,809,631	30.7	25,356
Core deposits	$5,848,671	97.1%	$5,859,406	99.3%	$(10,735)
Brokered deposits	175,647	2.9	41,560	0.7	134,087
Total deposits	$6,024,318	100.0%	$5,900,966	100.0%	$123,352
On September 30, 2025, commercial deposits represented 38.0% of total deposits versus 38.4% at December 31, 2024. Retail deposits represented 28.6% at September 30, 2025 versus 30.2% at December 31, 2024. Public Funds deposits represented 30.5% at September 30, 2025 versus 30.7% at December 31, 2024. Brokered deposits represented 2.9% of total deposits at September 30, 2025 versus 0.7% at December 31, 2024. Commercial deposits expanded $19.7 million, or 0.9%, from $2.269 billion at December 31, 2024 to $2.289 billion at September 30, 2025; public funds deposits expanded $25.4 million, or 1.4%, from $1.810 billion at December 31, 2024 to $1.835 billion at September 30, 2025, due to growth in public funds customers in our footprint; and retail deposits contracted $55.7 million, or 3.1%, from $1.781 billion at December 31, 2024 to $1.725 billion at September 30, 2025.
Deposits not covered by FDIC deposit insurance were 57.0% as of September 30, 2025, versus 62.1% at December 31, 2024. Deposits not covered by FDIC deposit insurance or the Indiana Public Deposit Insurance Fund, which insures public fund deposits in Indiana, were 27.0% of total deposits as of September 30, 2025, versus 32.3% as of December 31, 2024. As of September 30, 2025 and December 31, 2024, 97.9% and 98.0% of deposit accounts had deposit balances less than $250,000, respectively.
Capital
As of September 30, 2025, total stockholders’ equity was $747.5 million, an increase of $63.6 million, or 9.3%, from $683.9 million at December 31, 2024. The increase to total stockholders' equity was driven by net income of $73.5 million less dividends declared and paid of $38.6 million and an improvement of $25.8 million in accumulated other comprehensive income (loss).
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of September 30, 2025, the Company's capital levels remained characterized as “well-capitalized”.

The actual capital amounts and ratios of the Company and the Bank as of September 30, 2025 and December 31, 2024, are presented in the table below. Capital ratios for September 30, 2025 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025:
Total Capital (to Risk Weighted Assets)
Consolidated	$951,402	16.22%	$469,250	8.00%	$615,891	N/A	N/A	N/A
Bank	$945,313	16.12%	$469,150	8.00%	$615,759	10.50%	$586,437	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$883,145	15.06%	$351,938	6.00%	$498,579	N/A	N/A	N/A
Bank	$877,056	14.96%	$351,862	6.00%	$498,472	8.50%	$469,150	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$883,145	15.06%	$263,953	4.50%	$410,594	N/A	N/A	N/A
Bank	$877,056	14.96%	$263,897	4.50%	$410,506	7.00%	$381,184	6.50%
Tier I Capital (to Average Assets)
Consolidated	$883,145	12.56%	$281,287	4.00%	$281,287	N/A	N/A	N/A
Bank	$877,056	12.48%	$281,084	4.00%	$281,084	4.00%	$351,355	5.00%

As of December 31, 2024:
Total Capital (to Risk Weighted Assets)
Consolidated	$917,769	15.90%	$461,847	8.00%	$606,175	N/A	N/A	N/A
Bank	$909,232	15.76%	$461,612	8.00%	$605,866	10.50%	$577,015	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$845,352	14.64%	$346,385	6.00%	$490,713	N/A	N/A	N/A
Bank	$836,845	14.50%	$346,209	6.00%	$490,463	8.50%	$461,612	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$845,352	14.64%	$259,789	4.50%	$404,116	N/A	N/A	N/A
Bank	$836,845	14.50%	$259,657	4.50%	$403,911	7.00%	$375,060	6.50%
Tier I Capital (to Average Assets)
Consolidated	$845,352	12.15%	$278,369	4.00%	$278,369	N/A	N/A	N/A
Bank	$836,845	12.03%	$278,240	4.00%	$278,240	4.00%	$347,800	5.00%

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
•governmental trade, monetary, tax and fiscal policies, including effects of the ongoing shutdown of the federal government;
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
Interest rate scenarios for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at September 30, 2025. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$238,093	$229,971	$233,937	$236,647	$237,556	$237,920	$238,220	$238,224	$238,200	$237,985	$237,658
Variance from Base		$(8,122)	$(4,156)	$(1,446)	$(537)	$(173)	$127	$131	$107	$(108)	$(435)
Percent of change from Base		(3.41)%	(1.75)%	(0.61)%	(0.23)%	(0.07)%	0.05%	0.06%	0.04%	(0.05)%	(0.18)%

ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2025, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.
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
There were no share repurchases under the plan during the third quarter of 2025, with $28.3 million of authorization remaining available under the plan. No shares were repurchased under the plan during the third quarter of 2025. The Company continues to evaluate the share repurchase program pursuant to its previously established criteria for utilization.
The following table provides information as of September 30, 2025 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 - 31	2,105	$65.29	0	$28,305,044
August 1 - 31	1,418	61.51	0	28,305,044
September 1 - 30	0	0.00	0	28,305,044
Total	3,523	$63.77	0	$28,305,044

(a)The shares purchased during July and August were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with past practice.
(b)The maximum dollar value of shares that may yet be repurchased under the current reauthorized program is $28.3 million.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
N/A
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and September 30, 2024; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and September 30, 2024; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: October 29, 2025	/s/ David M. Findlay
David M. Findlay – Chairman and Chief Executive Officer

Date: October 29, 2025	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: October 29, 2025	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)