Form 10-K
period 2025-12-31
LAKELAND FINANCIAL CORP
filed 2026-02-25
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,512,755,000.
Number of shares of common stock outstanding at February 19, 2026: 25,266,503
DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2026 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I
ITEM 1. BUSINESS
The Company
Lakeland Financial Corporation ("Lakeland Financial"), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly owned subsidiary Lake City Bank (the "Bank") and together with Lakeland Financial (the "Company"), a broad array of financial products and services throughout its Northern and Central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a diverse customer base, including commercial customers across a wide variety of industries including, among others, commercial real estate, manufacturing, agriculture, construction, retail, wholesale, finance and insurance, accommodation and food services, and health care. The Company is not dependent upon any single industry or customer. At December 31, 2025, Lakeland Financial had consolidated total assets of $7.0 billion.
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
Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2025, the Bank had 55 offices in fifteen counties, including 46 offices in Northern Indiana and nine offices in Central Indiana, in the Indianapolis market. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent provided under federal law and FDIC regulations. The Bank’s activities cover all traditional facets of community banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, private banking, and wealth advisory, trust and brokerage services. On September 2, 2025, the Bank opened its 55th branch in Westfield, Indiana, north of Indianapolis.
The Bank’s business strategy is focused on building long-term relationships with its customers based on in person, top-quality service, high ethical standards and safe and sound lending. The Bank operates as a community-based financial services organization augmented by experienced, centralized support in select critical areas. The Bank’s local market orientation is reflected in its regional management, which divides the Bank’s market area into five distinct geographic regions, that are led by a retail and commercial regional manager. This arrangement allows decision making to be as close to the customer as possible and enhances responsiveness to local banking needs. Despite this local-market, community-based focus, the Bank offers many of the products and services available at much larger regional and national competitors. While our strategy encompasses all phases of traditional community banking, including consumer lending and wealth advisory and trust services, we focus on building expansive commercial relationships and developing retail and commercial deposit gathering strategies through relationship-based client services. Substantially all of the Bank’s operations occur within the United States, and the majority of the Bank's assets and income are located in and derived from our Indiana markets.
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
Expansion Strategy. The Bank began its expansion strategy outside of its headquarters market when the Indiana cross-county banking laws changed in 1985. The Bank entered Elkhart County in 1990, St. Joseph County in 1997, and Allen County in 1999. In 2011, the Bank began its expansion into Indianapolis and continued its growth in its existing footprint. Today, 35 years after the Bank first expanded outside of Kosciusko County, the Bank operates 55 offices in 15 Indiana counties and has grown its assets from $286 million in 1990 to $7.0 billion in 2025, a compound annual growth rate of 10%.

During this expansionary period of de novo branch growth, mergers and acquisitions have not played a role as the Company has grown exclusively through its organic growth strategy. However, merger and acquisition opportunities are evaluated from time to time. The Company plans to continue its organic expansion by capturing increased share in existing markets of operation and by growing its branch network in the Indianapolis market. Since 2011, the Company has added 14 locations in seven Indiana counties and continues to evaluate new growth markets that are in close proximity to the Company’s footprint.
The Company has primarily targeted growth in the larger cities located in Northern Indiana and the Indianapolis market in Central Indiana and areas that are within three hours from an existing Lake City Bank branch. The Company believes these areas offer above-average growth potential with attractive demographics and potential for commercial lending and deposit gathering opportunities. The Company considers expanding into a market when the Company believes that market would be receptive to its strategic plan to deliver broad-based financial services to businesses with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management and staff with a similar philosophy in order to provide a basis for success.
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
Human Capital. The Bank is committed to becoming the acknowledged and recognized leader in Midwest community banking. We believe we achieve this mission only through the hard work and dedication of our employees. The Bank team is 701 people strong, including 655 full-time, 20 part-time, and 26 seasonal/temporary employees as of December 31, 2025.
Diversity and Inclusiveness. The Bank is committed to social and governance responsibility, and in 2020, the management team added "inclusivity" as the eighth core value defining our organizational culture. The Bank’s employee Code of Conduct supports diversity and inclusion efforts in our workplace to create a culture of belonging. The Inclusivity Committee is charged with developing and promoting initiatives throughout the Company and Bank. These efforts have since continued with a host of interactive, informative courses being offered to continue the learning process around these important issues. Seventy-three percent of our employees identify as women or people of color. As of December 31, 2025, women represent 60% of the Bank’s officers (310 officers – 186 women), 38% (9 of 24 members) of the Senior Leadership Council (which includes those with the title of "Senior Vice President" and above) and 56% (5 of 9 members) of the executive Management Committee. Additionally, five of our 13 board members identify as women or people of color.
Employee Engagement and Development. A positive workplace culture is vital to the Bank’s success. By supporting, respecting, engaging, and appreciating employees, the Bank has built a team well-equipped to show the same commitment to its customers. Building and strengthening this positive workplace culture starts with Lake City University. Founded in 1999, Lake City University is dedicated to helping employees thrive professionally and personally. In 2025, the Bank employees averaged 21 hours of instructor-led learning per employee through the program. From courses to improve technical skills, product knowledge, and customer service to classes focused on well-being, like personal financial planning and benefits education, Lake City University supports and promotes the personal and professional growth of all the Bank employees. In 2025, 176 employees were promoted and 132 employees were hired externally, demonstrating a commitment to the professional development of Lake City Bank employees.
In addition to the substantial investment in employee professional development, the Bank’s benefit and compensation programs are designed to ensure we recruit and retain top talent. The Bank offers employees a comprehensive health benefits package, a 401(k) match of up to 6% of an employee’s salary to encourage retirement savings, and tuition reimbursement that 23 employees used in 2025. The Bank also structures its bonus program for officers to create meaningful performance-based incentives. These programs, combined with an intentional focus to create a positive, values-based culture, helps ensure our team will be equipped to anchor the Bank's mission to become the acknowledged and recognized leader in Midwest community banking.

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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:
•    the effects of future economic, business and market conditions and changes, particularly in our Indiana market area, including prevailing interest rates and the rate of inflation;

•    governmental trade, monetary, tax and fiscal policies, including the policy decisions of the Federal Reserve;

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

•    the performance of our commercial real estate loan portfolio, including the effects of the elevated interest rate environment, and the strength of the commercial real estate market in our Indiana markets;

•    risk of cybersecurity attacks that could result in damage to the Company's or third-party service providers' networks or data of the Company;

•technological changes implemented by us and other parties, including our third-party vendors, which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence;

•    the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;

•increased competition in the financial services sector, including from non-bank competitors such as credit unions and fintech companies, and the inability to attract new customers;

•    the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;

•    the effects of fraud by or affecting employees, customers or third parties;

•    the effects of disruption and volatility in capital markets on the value of our investment portfolio;

•    changes in the prices, values and sales volumes of residential real estate;

•    changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;

•    the impact of litigation and other claims we may be subject to from time to time;

•    changes in the availability and cost of credit and capital in the financial markets;

•the loss of key executives and employees, talent shortages and employee turnover;

•    changes in technology or products that may be more difficult or costly to implement, or less effective than anticipated;

•    changes in accounting policies, rules and practices;

•    the risks related to mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and
•the risks noted in the Risk Factors discussed under Item 1A of Part 1 of this Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the Securities and Exchange Commission (the "SEC").
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
SUPERVISION AND REGULATION
General
FDIC-insured institutions, like the Bank, together with their holding companies and affiliates, are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the Indiana Department of Financial Institutions (the "DFI"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the FDIC, and the federal and state consumer financial protection agencies. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury ("Treasury") have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the banking agencies issued under them, affect, among other considerations, the scope of our business, the kinds and amounts of investments that we may make, required capital levels relative to our assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with our insiders, and affiliates and our payment of dividends.

In response to the global financial crisis and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and other systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Economic Growth, Regulatory Relief and

Consumer Protection Act ("Regulatory Relief Act") was enacted by the U.S. Congress, in part to provide regulatory relief for community banks and their holding companies. The law clarified the inapplicability of certain Dodd-Frank Act reforms to community banking organizations, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee, or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds.

Over the past year, the federal banking agencies have continued efforts to reduce regulatory burden on banking organizations through various supervisory, regulatory, and policy initiatives. These efforts have included the rescission or revision of certain rulemakings and proposals from prior administrations, initiatives to streamline examination and application processes, and efforts to increase transparency and consistency in supervisory expectations. Congress also has considered additional measures aimed at easing specific compliance obligations for community banking organizations, although no reforms comparable in scope to the Regulatory Relief Act have been enacted to date. These regulatory developments may be favorable to the operations of the Company and the Bank; however, future changes in laws, regulations, or supervisory priorities, and their impacts on the Company's or the Bank's business, remain uncertain.

The supervisory framework applicable to U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies. These examinations result in confidential examination reports and supervisory ratings that may impact an institution's operations, capital levels, growth, and strategic initiatives. Examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality, management performance, earnings, liquidity, and overall risk profile, among other factors. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity when the agencies determine, among other factors, that such operations are unsafe or unsound, violate applicable law, or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. Changes in supervisory approach or emphasis may materially affect the operations and financials results of the Company, the Bank, and the banking industry in general.
In recent supervisory communications, rulemakings, and policy statements, federal banking agencies have indicated an increased focus on core, material financial risks (rather than risk management processes), greater transparency in supervisory expectations, and efforts to reduce examination burden, particularly for community banks. For example, the Federal Reserve, the Bank's primary federal regulator, has released guidance intended to streamline supervisory and examination processes, including the issuance of Matters Requiring Attention, and is expected to propose, or join the FDIC's and OCC's interagency efforts regarding, rules to clarify standards for unsafe or unsound practices. These initiatives may enable management to focus more effectively on growth opportunities and the management of material financial risks.
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
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations) generally are required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and the Basel III Rule, discussed and defined below, establish capital standards for banking organizations that are meaningfully more stringent than those in place previously.
Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of "capital" divided by "total assets". The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as the "Basel" accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as interpreted and implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets, for the purpose of the capital ratio calculations, needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored into the calculations.

Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule. The federal banking agencies adopted the Basel III regulatory capital reforms, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act that became effective in 2015 (with certain phase-ins) (the "Basel III Rule"). The Basel III Rule increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. The assignment of risk weights is likely to continue to be under review by the federal banking agencies as they seek to implement certain remaining elements of the Basel III accords. Previously, in 2023, the federal banking agencies proposed wide-ranging and significant changes to the Basel III Rules (the "Basel III Endgame Proposal") to complete this implementation process; however, the proposal was not adopted, in part due to stakeholder concerns regarding potential economic impacts, data transparency, and the alignment of certain provisions with statutory tailoring requirements. Based on public statements from federal banking agency officials, it is anticipated that a revised proposal may be issued in the future. Any reproposal of the Basel III Endgame Proposal is expected to primarily affect large, complex banking organizations.

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
Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to 2015, but, by requiring that capital instruments be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital ("CET1"), which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings and CET1 minority interests, subject to certain regulatory adjustments and deductions. The Basel III Rule also changed the definition of regulatory capital by establishing more stringent criteria for instruments to qualify as Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). In addition, the Basel III Rule also limited the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from CET1, if such assets exceeded a percentage of prescribed thresholds.
The Basel III Rule requires banking organizations to maintain minimum capital ratios to be deemed "adequately capitalized" as follows:
•A ratio of CET1 equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A ratio of Total Capital (Tier 1 plus Tier 2 Capital) equal to 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% of risk-weighted assets.
In addition, banking organizations that want to make capital distributions (including dividends and share repurchases) and pay discretionary bonuses to executive officers without restriction must maintain 2.5% in CET1 in the form of a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a cushion of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the capital conservation buffer increases the minimum ratios described above to 7% for CET1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
Well Capitalized Requirements. The ratios described above represent minimum standards for banking organizations to be considered "adequately capitalized." Banking agencies uniformly encourage banking organizations to maintain capital at levels above these minimums and to be classified as "well capitalized." To that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital in excess of minimum regulatory requirements. For example, a well capitalized banking organization may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) receive expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. In addition, the banking agencies may require higher capital levels where warranted by a banking organization's particular operating circumstances or risk profiles. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum regulatory levels.
Under the capital regulations of the Federal Reserve, in order to be well capitalized, a banking organization must maintain:
•A CET1 ratio to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
Under the Basel III Rule, a banking organization may be deemed well capitalized, while not complying with the capital conservation buffer described above.
As of December 31, 2025: (i) the Bank was not subject to a directive from the Federal Reserve or the DFI to increase its capital and (ii) the Bank was well capitalized, as defined by Federal Reserve regulations. As of December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well capitalized. We are also in compliance with the capital conservation buffer.
Prompt Corrective Action. The concept of a banking organization being "adequately capitalized" or "well capitalized" is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take "prompt corrective action" to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the banking agencies' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the agencies' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
Community Bank Capital Simplification. Community banking organizations have long raised concerns with federal banking agencies about the regulatory burden, complexity and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an "off-ramp" for institutions, like ours, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single "Community Bank Leverage Ratio" ("CBLR") of between 8 and 10%. Under the final rule implementing this section of the Regulatory Relief Act, a community banking organization is eligible to elect the new CBLR framework if it has: (i) less than $10 billion in total consolidated assets, (ii) limited amounts of certain assets and off-balance sheet exposures, and (iii) a CBLR greater than 9%. In late 2025, the federal banking agencies proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9% to 8%; however the proposal has not yet been finalized. We may elect the CBLR framework at any time but have not currently determined to do so.
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
Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Pursuant to the BHCA and the Dodd-Frank Act, the Federal Reserve may permit a well capitalized and well managed bank holding company to acquire banks located in any U.S. state, subject to federal deposit concentration limits, applicable nondiscriminatory state deposit-cap laws, and state minimum-existence requirements for target banks (not exceeding five years).
The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any nonbanking entity, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999, to be "so closely related to banking ... as to be a proper incident thereto." This authority permits us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place formal territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve in certain circumstances, prior approval for the establishment or acquisition of nonbank subsidiaries by a bank holding company also may be required from other agencies, such as the agencies that regulate such nonbank company.
Financial Holding Company Election. Bank holding companies that meet certain BHCA eligibility requirements and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that (i) the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity; or (ii) the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally.
We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well capitalized and well managed, and the Bank must maintain at least a satisfactory Community Reinvestment Act ("CRA") rating. If the Federal Reserve determines that a financial holding company or any bank subsidiary is not well capitalized or well managed, the Federal Reserve will provide a period of time in which to achieve compliance with those requirements once again, but, during the period of noncompliance, the Federal Reserve may place any additional limitations on the financial holding company that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company's subsidiary bank has not received a satisfactory CRA rating, that financial holding company will not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control. Federal law prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. "Control" is conclusively determined to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may be presumed to arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. As a bank holding company, we are required to maintain capital in accordance with Federal Reserve capital adequacy requirements under the Basel III Rule. For a discussion of capital requirements, see "The Role of Capital" above.
Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, we are subject to the limitations of Indiana General Business Corporations Law, which prohibit us from paying dividends if we are, or by payment of the dividend would become, insolvent, or if the payment of dividends would render us unable to pay our debts as they become due in the usual course of business. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer.
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
Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC.
Corporate Governance/Incentive Compensation. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased shareholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called "golden parachute" payments, and authorized the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials.
The Dodd-Frank Act also directed the Federal Reserve, in coordination with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive incentive-based compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded. Although several agencies have made repeated efforts to implement rules under this provision of the Dodd-Frank Act—including a proposal issued most recently in May 2024, which was subsequently withdrawn—no final rule has been adopted at this time. Nevertheless, the federal banking agencies have issued interagency guidance on sound incentive compensation practices for banking organizations, reflecting the agencies' recognition that incentive compensation practices in the financial industry were among the factors contributing to the global financial crisis. The interagency guidance recognizes three core principles for effective incentive compensation plans: (i) appropriately balancing risk and reward; (ii) compatibility with effective controls and risk management; and (iii) support by strong corporate governance, including active and effective oversight by the organization's board of directors. Although much of the guidance is directed at large banking organizations that are expected to maintain systematic and formalized policies and procedures, smaller banking organizations, like the Company, are expected to implement less extensive and less formalized systems pursuant to the guidance.
Supervision and Regulation of the Bank
General. The Bank is an Indiana-chartered bank that is a member of the Federal Reserve System (a "member bank"). The deposit accounts of the Bank are insured by the FDIC's Deposit Insurance Fund ("DIF") to the maximum extent provided under federal law and FDIC regulations, currently $250,000, per insured depositor, per ownership category. Ongoing policy discussions at the federal level have focused on potential changes to deposit insurance coverage, including possible adjustments to coverage limits, although no changes have been enacted.
As an Indiana-chartered FDIC-insured member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, its chartering authority, the Federal Reserve, as the primary federal regulator of state member banks, and the FDIC, as administrator of the DIF.
Deposit Insurance Assessments. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points (for the lowest risk institutions) to 32 basis points or beyond (for higher risk institutions).
At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. In its May 2025 report, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates are currently projected.
In addition, because the cost of the failures of Silicon Valley Bank and Signature Bank attributable to the systemic risk exception was approximately $16.7 billion, the FDIC adopted a special assessment for banking organizations with assets of $5 billion or more. The FDIC has been collecting the special assessment over eight quarters, at a quarterly rate of 3.36 basis points for the initial seven quarters of the collection period (ending on December 30, 2025) and a quarterly rate of 2.97 basis points for the eighth and final collection period. The quarterly special assessment rate is applied to the special assessment base equal to an FDIC-insured-institution's estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Although the Company and the Bank are subject to the FDIC's special assessment as a banking organization with assets of $5 billion or more, the Company does not have to pay the special assessment.
Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2025, the Bank paid supervisory assessments to the DFI totaling approximately $324,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of regulatory capital requirements applicable to the Bank, see "The Role of Capital" above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations, such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high-quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in 2023 was unprecedented and contributed to acute liquidity and funding strain, underscoring the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.
The primary roles of liquidity risk management are to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Because the global financial crisis was in part a liquidity crisis, the Basel III Rule includes a liquidity framework that requires the largest FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits). Although these rules and tests do not apply to the Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments.
Dividend Payments. Our primary source of funds is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without prior approval from the Federal Reserve, a state member bank may not pay dividends in any calendar year that, in total, exceed the sum of the bank's year-to-date net income, plus the bank's retained net income for the two preceding calendar years.
Moreover, the payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2025. Notwithstanding the availability of funds for dividends, however, the Federal Reserve and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer. See "The Role of Capital" above.
State Bank Investments, Activities, and Acquisitions. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Indiana law. However, under federal law, FDIC-insured institutions are prohibited, subject to certain exceptions, from making or retaining equity investments that are not permissible for a national bank. Federal law also prohibits FDIC-insured state banks and their subsidiaries from engaging as principal in any activity that is not permitted for a national bank unless such banks meet, and continue to meet, minimum regulatory capital requirements, and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
The Bank may be required to obtain approval from the DFI and the Federal Reserve (or in some cases, the FDIC) before engaging in certain acquisitions or mergers under applicable state and federal law. With respect to interstate mergers and acquisitions, federal law permits state banks to merge with out-of-state banks subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law requirements that the merging bank has been in existence for a minimum period of time (not to exceed five years), prior to the merger. In 2025, each of the FDIC and OCC rescinded certain prior administrative actions regarding the review and approval of mergers and acquisitions, with the intent of streamlining and expediting the regulatory review of certain merger and acquisition applications. Although the Federal Reserve has not released any updated policy statement or rules regarding its review process under the Bank Merger Act in recent years, changes made by the FDIC and OCC to their approach to the mergers and acquisition review and approval process may provide insight into the Federal Reserve's practices and posture.
Branching Authority. Indiana banks, such as the Bank, have the authority under Indiana law to establish branches anywhere in the State of Indiana, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well capitalized and well managed banks to establish new interstate branches or to acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.
Affiliate and Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on "covered transactions" between the Bank and its "affiliates." The Company is an affiliate of the Bank for purposes of these restrictions. Covered transactions subject to these restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including by expanding the definition of "covered transactions" and extending the period for which collateral requirements for such transactions must be maintained.
Certain limitations and reporting requirements also are placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders under state and federal law. In addition, federal law and regulations may govern the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.
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
These standards generally prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. Although regulatory standards do not have the force of law, if an FDIC-insured institution operates in an unsafe and unsound manner, its primary federal banking agency may require the submission of a plan to achieve and maintain compliance. Failure to submit an acceptable compliance plan, or to implement an approved plan in any material respect may result in a formal agency order directing the institution to cure the deficiency. Until the deficiency cited in the banking agency’s order is resolved, the agency may restrict the institution’s rate of growth, require additional capital, limit deposit rates, or take other corrective action as deemed appropriate. Noncompliance with safety and soundness also may constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.
The federal banking agencies have emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions. In 2025, however, the agencies signaled a shift toward focusing on the identification and management of material financial risks, rather than primarily on adherence to prescriptive operational processes. Although effective risk management, internal controls, and board and management oversight remain important, supervisory attention may increasingly center on whether specific practices pose material harm to the institution's financial condition or create a risk of loss to the DIF. Despite this potential shift in focus, the agencies continue to evaluate a broad spectrum of risks—including credit, market, liquidity, operational, and legal risks—emphasizing their potential impact on safety and soundness. Notably, the federal banking agencies have indicated that they intend to remove reputation risk from consideration, citing concerns about its use in restricting banking services to certain industries or groups.
The agencies also will be monitoring banks for Bank Secrecy Act/anti-money laundering compliance, cybersecurity, third-party and change management, governance initiatives, and CRA performance. Additionally, the banking agencies have issued guidance on specific risk management topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly). The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.
Privacy and Cybersecurity. The Bank is subject to numerous U.S. federal and state laws and regulations aimed at protecting non-public, personal, and other confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices regarding the sharing of non-public customer information and, in certain circumstances, permit consumers to opt out of the sharing of such information with unaffiliated third parties. They also limit the Bank’s ability to share certain information with affiliates and non-affiliates for marketing or non-marketing purposes. In addition, as part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical and physical safeguards to protect the security and confidentiality of customer records and information, and to require the same of its service providers. These security and privacy policies and procedures are applied consistently across all business lines and geographic locations.
The Bank and the Company also are subject to federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. In addition, the Bank must consider and address cybersecurity risks as part of its risk management processes, including implementing and maintaining appropriate safeguards, monitoring, and testing systems, and overseeing the cybersecurity practices of its core service providers. Regulatory guidance emphasizes that cybersecurity should be integrated into overall enterprise risk management and business continuity planning.
Federal Home Loan Bank System. The Bank is a member of a Federal Home Loan Bank (“FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
Community Reinvestment Act Requirements. The CRA imposes on the Bank a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of the entire communities that it serves, including low- and moderate-income neighborhoods. The Federal Reserve regularly assesses the Bank’s record of meeting the credit needs of its communities through periodic CRA examinations. The Bank's CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Bank, or the Company's financial holding company status.
In October 2023, the federal banking agencies issued a final rule intended to strengthen and modernize the CRA regulations (the "CRA Rule"). The CRA Rule was subsequently challenged in court, which prevented it from taking effect. In 2025, the federal banking agencies issued a proposed rule to rescind the CRA Rule and reinstate the prior CRA regulatory framework adopted in 1995.
Anti-Money Laundering/Countering the Financing of Terrorism/Sanctions. The Bank Secrecy Act ("BSA") is a U.S. federal statutory framework, as amended by subsequent laws and implemented through regulations, which is designed to combat money laundering, terrorist financing, and other illicit financial activity. The BSA and related anti-money laundering/countering the financing of terrorism ("AML/CFT") laws and regulations are intended to prevent terrorists and criminals from accessing the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transmission of funds. Together, this regulatory framework provides a foundation to promote financial transparency and deter and detect efforts to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or facilitate other illicit conduct.
The BSA and related regulations require financial institutions to establish and maintain policies and procedures addressing: (i) customer identification and due diligence; (ii) the prevention and detection of money laundering and terrorist financing; (iii) the identification and reporting of suspicious activities and certain currency transactions; (iv) compliance with laws relating to currency crimes; and (v) cooperation with law enforcement authorities. The Bank also must comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Although core AML/CFT statutory requirements and expectations remain unchanged, federal banking agencies and the Financial Crimes Enforcement Network ("FinCEN") have recently pursued or considered efforts to modernize and streamline BSA/AML, compliance through a more risk-based approach, including targeted regulatory relief, revised examination expectations, and efforts to reduce certain reporting and compliance burdens, particularly for lower-risk and community banking organizations.
Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions allocate a disproportionate amount of assets to a single industry or economic segment. Concentration in commercial real estate ("CRE") lending is one of regulatory focus, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance ("CRE Guidance") provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. These indicators include: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital.
The CRE Guidance does not establish binding limits on CRE lending activities, but rather is intended to inform supervisory assessments of whether an institution's risk profile, earnings capacity, and capital levels are commensurate with its CRE exposure. In recent years, the federal banking agencies issued statements to reinforce prudent risk-management practices related to CRE lending, in response to observed growth in CRE markets, increased competitive pressures, rising CRE concentrations in banking organizations, and an easing of CRE underwriting standards. In other statements, the federal banking agencies reminded FDIC-insured institutions to maintain underwriting discipline and to identify, measure, monitor and manage the risks arising from CRE lending, including by holding capital commensurate with those risks.
Based on the Bank’s loan portfolio as of December 31, 2025, it did not exceed the 300% guideline for commercial real estate loans nor did it exceed the 100% guideline for construction and land development loans.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank agencies, but must comply with applicable regulations promulgated by the CFPB.
In response to mortgage-related abuses that contributed to the global financial crisis, the Dodd-Frank Act and CFPB rulemaking significantly expanded underwriting, disclosure, and anti-predatory lending requirements for residential mortgage loans, including by imposing ability-to-repay standards and establishing a presumption of compliance for certain "qualified mortgages." The CFPB has continued to refine these requirements through additional rulemaking addressing qualified mortgages and ability-to-repay standards.
Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. More recently, changes in leadership and policy direction have led to: (i) shifts in regulatory priorities, including the rescission or reconsideration of certain CFPB guidance and rules; (ii) a reduction in CFPB enforcement activity; and (iii) constraints on the CFPB's budget and resources, although the CFPB continues to retain broad statutory authority to administer, supervise, and enforce federal consumer financial protection laws. In addition, state banking and other financial services regulatory agencies retain authority to administer and enforce state consumer financial protection laws and could increase supervisory or enforcement activity in response to changes in federal regulatory priorities.
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
Economic conditions in the United States and our Indiana markets are affected by complex factors that are difficult to predict and beyond our control, including uncertainties regarding the persistence of inflation, U.S. trade policy, including the potential changes to tariffs, geopolitical developments, disruptions in the global energy market, labor market conditions, the potential impact of deportation initiatives, the effects of bird flu or other potential infectious diseases, supply chain issues both domestically and internationally, and the potential effects of the current presidential administration and its actions with respect to the foregoing. In addition, uncertainty in the business community regarding these potential developments can itself harm economic conditions in our markets. Collectively, these issues could adversely affect our business, financial condition, results of operations and growth prospects.
Monetary policies of the Federal Reserve could adversely affect our financial condition and results of operations.
In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Open Market Committee of the Federal Reserve ("FOMC") to raise or lower short-term interest rates. Beginning in March of 2022, the FOMC substantially tightened monetary policy by increasing the target Federal Funds rate in pursuit of its policy mandate to maintain maximum employment and achieve price stability. Further rate increases were paused starting in September 2023 as the rate of inflation had significantly subsided from levels experienced in 2022. In September of 2024, the FOMC began easing monetary policy by cutting the Federal Funds rate by 50 basis points and proceeded with two additional 25 basis point cuts in November and December of 2024. In 2025, the FOMC cut the Federal Funds rate by 75 basis points, with 25 basis point cuts in September, October and December, and signaled additional cuts may be warranted in 2026. In 2023, funding costs rose substantially as the cost to retain deposits and borrow increased due to market competition and a series of bank failures in the first quarter of 2023. The Company's increase in cost of funds negatively affected net interest income in 2023 and throughout the first half of 2024. The pivot in policy actions by the FOMC to lower the target Federal Funds rate allowed the Company to reprice deposits faster than loans in the second half of 2024 and into 2025, which had a positive impact on net interest income. Future changes by the FOMC to adjust the target Federal Funds rate could have varying impacts on the Company's net interest margin. Additionally, a reduction in longer-term rates would positively impact the fair value of our investment securities portfolio, which had $143.3 million in unrealized losses in available-for-sale investment securities at December 31, 2025. Alternatively, a rise in long-term interest rates could result in an increase in the unrealized losses in available-for-sale securities. Lower interest rates can also positively affect our customers’ businesses and financial condition and increase the value of collateral securing loans in our portfolio.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, international geopolitical developments, developments in the global energy market, labor market conditions and the impact of higher rates on consumers and businesses, there is a meaningful risk that the Federal Reserve and other central banks may underestimate the impact of their monetary policies and potentially cause an economic recession. Restrictive monetary policies could limit economic growth and potentially cause an economic recession, and accommodative monetary policy could lead to rapid and prolonged inflation. As noted above, this could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.
Continued elevated levels of inflation could adversely impact our business and results of operations.
The United States has recently experienced elevated levels of inflation, with the rate peaking in mid-2022 and moderating in 2024 and 2025, although still above 2% at the end of 2025. Inflation pressures are currently expected to remain elevated as the inflation rate remains above the Federal Reserve’s target rate of 2%, which is intended to help accomplish its policy. Continued high levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of noninterest expense. In addition, if prevailing interest rates persist or increase in response to elevated levels of inflation, the value of our securities portfolio would be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients' ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.
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
A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, and decreased labor force size and participation rates. Although we have not experienced any material labor shortages to date, we have continued to experience a competitive local labor market, especially for commercial lenders. As of December 31, 2025, Indiana's unemployment rate was 3.5%. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system, deposit volatility, liquidity issues, stock price volatility and other adverse developments. Additionally, we may be negatively affected by brand or reputational harm as a result of failures of other financial institutions.

The current interest rate environment has led to a decline in the trading value of previously issued debt securities with interest rates below current market interest rates. Any sale of investment securities that are held in an unrealized loss position by the Company for liquidity or other purposes will cause actual losses to be realized. There can be no assurance that there will not be additional bank failures or issues such as liquidity concerns in the broader financial services industry or in the U.S. financial system as a whole. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices and credit availability for financial institutions without regard to their underlying financial strength.
While we did not experience any abnormal changes in our total outstanding deposit balances following bank closure events of 2023, we experienced changes in deposit balances resulting from typical seasonal fluctuations due to the nature of our business. While our deposit base primarily consists of a stable mix of commercial, public funds, and retail deposits, we cannot be assured that unusual deposit withdrawal activity will not affect banks generally or the Company specifically in the future. Continued uncertainty or volatility in the banking industry could also adversely impact our estimate of our allowance for credit losses and related provision for credit losses.
Additionally, the cost of resolving recent and future bank failures may prompt the FDIC to charge higher deposit insurance premiums and/or impose special assessments on insured depository institutions, regardless of asset size. These events and any future similar events may also result in changes to laws or regulations governing bank holding companies and banks, including higher capital requirements, or the imposition of restrictions through supervisory or enforcement activities, any of which could have a material adverse effect.
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
There are risks inherent in making any loan, including risks inherent in working with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral, and risks resulting from changes in economic and industry conditions. In general, these risks have remained elevated as a result of the current monetary policy and impact of tariffs, which have potentially increased the risk of a near-term decline in growth or an economic downturn. We cannot assure you that our loan application approval procedures, use of loan concentration limits, credit monitoring, use of independent reviews of outstanding loans, use of third-party appraisals, or other procedures will reduce these credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, does not perform in the manner we expect, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge offs, and delinquencies could rise and require increases in the provision for credit losses, which would cause our net income and return on equity to decrease.
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
At December 31, 2025, our allowance for credit losses as a percentage of total loans was 1.3% and as a percentage of total nonperforming loans was 330.5%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans and commercial real estate loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although a formal evaluation of the adequacy of the credit loss allowance is conducted monthly, we cannot predict credit losses with certainty and we cannot provide assurance that our allowance for credit losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

Commercial and industrial loans make up a significant portion of our loan portfolio.
Commercial and industrial loans were $1.554 billion, or approximately 28.9% of our total loan portfolio, as of December 31, 2025. Commercial and industrial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. For example, the cumulative effects of changes in the economy and overall business environment, impact of tariffs, and labor availability shortages have adversely affected commercial and industrial loans, and we expect this trend to continue for certain portions of our loan portfolio, particularly if general economic conditions worsen.
Negative economic trends can also harm the value of security for our commercial and industrial loans. These loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, and in many cases, personal guarantees provided by the business owners. Most often, this collateral is accounts receivable, inventory, machinery, or real estate. As a result of elevated interest rates and other factors, we have observed a corresponding decline in the value of commercial real estate securing these loans, substantially all of which are located within our Indiana markets. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers, which could decline in the case of an economic recession.
The collateral securing other loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with consumer loans as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could adversely affect our business, results of operations, and growth prospects. Historically, the Bank's largest charge offs have been in this segment of the loan portfolio.
Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate loans were $2.667 billion, or approximately 49.5% of our total loan portfolio, as of December 31, 2025. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in our Indiana markets, where substantially all of our commercial real estate collateral is located, and, as a general matter, some of these values have been significantly and negatively affected by prevailing interest rates.
Although a significant portion of such loans are secured by real estate as a secondary form of collateral, these developments and any future adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. A portion of our owner-occupied commercial real estate loans represent the factories and businesses owned by our commercial and industrial borrowers discussed above, which are secured by real estate. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
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
Our agri-business loans, which totaled $406.9 million, or approximately 7.6% of our total loan portfolio, as of December 31, 2025, are subject to risks outside of our or the borrower’s control. Although our agriculture portfolio is well-diversified, the risks, specific to the agricultural industry, include decreases in livestock and crop prices, increases in labor and input prices, increase in stockpiles of agricultural commodities, the strength of the U.S. dollar, the potential changes in tariffs and other trade restrictions on commodities and the nature of climate and weather conditions. To the extent these or other factors affect the performance or financial condition of our agri-business borrowers, such as the Avian bird flu, our results of operations and financial performance could suffer.

Our consumer loans generally have a higher degree of risk of default than our other loans.
At December 31, 2025, consumer loans totaled $116.2 million, or 2.2% of our total loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.
Our nonperforming assets, totaling $20.9 million at December 31, 2025, adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, which adversely affects our net income and returns on assets and equity, increases our loan administration costs, and adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its current fair market value at the time of transfer, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and our regulatory capital requirements may increase in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and other nonperforming assets, our net interest income and provision expense may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans, investment securities, or other sources could have a substantial, negative effect on our liquidity. Our primary sources of funds consist of deposits, cash from operations, and investment security maturities and sales. Additional liquidity is provided by brokered time deposits, brokered money market deposits, IntraFi Network CDARS One-Way Buy and Insured Cash Sweep One-Way Buy program deposits, and American Financial Exchange overnight borrowings. We are also able to borrow from several federal funds lines at correspondent banks and are eligible to borrow from the Federal Reserve and the Federal Home Loan Bank (the "FHLB"), subject to collateral availability. At December 31, 2025, available liquidity totaled $3.526 billion, with $436.2 million of unpledged loan collateral. A portion of this available liquidity is comprised of $622.8 million of unpledged investment securities that were eligible to serve as collateral for liquidity availability at the FHLB and the Federal Reserve Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with banks and credit unions in our footprint, brokerage firms, and online deposit gatherers for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity.
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
At December 31, 2025, approximately 33.2% of our deposit balances are concentrated in public funds from municipalities and government agencies located in the Bank’s geographic footprint. The five largest of which have operating and other deposit accounts that, collectively, represented approximately 18.9% of total deposits at December 31, 2025. A shift in funding away from public fund deposits would impact liquidity availability and could increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, can be higher-cost, are less favorable deposits, and could require collateral to be pledged. The inability to maintain these public funds on deposit could result in a material, adverse effect on the Bank’s liquidity and could materially impact our ability to grow and remain profitable.

Declines in asset values may result in impairment charges and adversely affect the value of our investment securities, financial performance and capital.
We maintain an investment securities portfolio that includes, but is not limited to, U.S. treasuries, mortgage-backed securities and municipal securities. The market value of these investment securities has been, and may continue to be, affected by factors other than the performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate, and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we evaluate investment securities and other assets for credit and other impairment indicators. We may be required to record additional credit reserve charges if our investment securities suffer a decline in fair value that has resulted from credit losses or other factors. If we determine that a significant reserve is needed, we would be required to charge against earnings the credit-related portion, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. In addition, we may determine to sell securities in our available-for-sale investment securities portfolio, and any such sale could cause us to realize currently unrealized losses that resulted from the increases in the prevailing interest rates since the time these securities were purchased.
Risks Relating to Our Corporate Strategy
We may need to raise additional capital in the future to achieve our growth plans, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Accordingly, we may need to raise additional capital to support our future growth plans. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital, if needed, on terms acceptable to us. In particular, if we were required to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us. If we cannot raise additional capital when needed, our financial condition and our ability to further expand our operations through organic growth or acquisitions could be materially impacted.
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
Increased competition may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates, or loan terms that are more favorable to the borrower, particularly in the case of incremental loan growth. Any of these results could have a material, adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Moreover, we rely on deposits to be a low-cost source of funding, and a loss in our deposit base could cause us to incur higher funding costs from wholesale funding sources.
The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services, including artificial intelligence. We invest from time to time in investment funds that seek to promote the development of such new and emerging financial technologies. However, there can be no assurance that we will be able to effectively incorporate, or otherwise benefit from, such developments.
Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, possess larger lending limits, and offer a broader range of financial services than we can offer.
Attractive acquisition opportunities may not be available to us in the future.
We expect that other banking and financial service companies, many of which have significantly greater resources than we do, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other factors, our regulators consider our capital, liquidity, profitability, regulatory compliance, and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and stockholders’ equity per share of our common stock.
Risks Relating to Regulation, Tax and Accounting
We may be materially and adversely affected by the highly regulated environment in which we operate.
We are subject to extensive federal and state regulation, supervision, and examination. A more detailed description of the primary federal and state banking laws and regulations that affect us is contained in the section of this Annual Report on Form 10-K captioned "Supervision and Regulation". Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers, and the banking system as a whole, rather than our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other considerations.
As a bank holding company, we are subject to extensive regulation and supervision and undergo periodic examinations by our regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. Failure to comply with applicable laws, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on us. Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.
The laws, regulations, rules, standards, policies, and interpretations governing us are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts, and small bank and thrift holding companies operate. In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the CFPB has historically had broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation may be enacted or pursued in the future. Any enforcement actions or other rule-making in these areas could negatively affect our business and our ability to maintain or grow levels of noninterest income.
Other legislative initiatives could detrimentally impact our operations in the future. Governments and agencies may enact new laws or promulgate new regulations, or interpret existing laws and regulations differently than they have in the past, including as a result of the new presidential administration, or commence investigations or inquiries into our business practices.

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

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities, and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs.
Regulations of the Federal Reserve could adversely affect our business, financial condition and results.
An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments, and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition, and results of operations cannot be predicted.
We are required to maintain capital to meet regulatory requirements, and, if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.
The Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We face significant capital and other regulatory requirements as a financial institution, which were heightened with the implementation of the Basel III Rule and the phase-in of the capital conservation buffer requirement. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry, market conditions, and governmental activities and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected.
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
From time to time, the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given the current economic environment, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.
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
Much of our success and growth has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain the executive officers, management teams, branch managers, loan officers, and wealth advisors at the Bank will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations, and financial condition.
In addition, our business depends on earning and maintaining the trust of our customers and communities. Harm to our reputation could arise from numerous sources, including employee misconduct, compliance failures, internal control deficiencies, litigation, or our failure to deliver appropriate levels of service. If any events or circumstances occur which could undermine our reputation, there can be no assurance that the additional costs and expenses we may incur as a result would not have an adverse impact on our business.
We have a continuing need to adapt to technological change and we may not have the resources to effectively implement new technology.
The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology and artificial intelligence to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements, such as artificial intelligence. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide assurances that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.
The Company’s information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on the Company’s business.
The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business, particularly with respect to our core processing provider and our digital banking provider. Additionally, in the normal course of business, the Company collects, processes, and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s core provider, general ledger, deposit, loan, digital banking or other systems) or the occurrence of a cyber-attack (such as unauthorized access to the Company’s systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial, and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others have increased. In addition to cyber-attacks, business e-mail compromise campaigns, or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer-facing web sites and social engineering attacks that could influence an employee of the Company to click on a link that downloads malware or ransomware to the Company’s system or prompts the employee to enter system credentials. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, including deep fakes, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. In addition, it is possible that we may not be able to detect security breaches on a timely basis, or at all, which could increase the costs and risks associated with any such breach.
The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them. In addition, the Company offers its customers protection against fraud and certain losses for unauthorized use of debit cards in order to stay competitive with other financial institutions. Offering such protection exposes the Company to losses that could adversely affect its business, financial condition, and results of operations. Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business. To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected, which could also have a material adverse effect on the Company’s business, financial condition or results of operations.
We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding their own unauthorized activities from us, improper or unauthorized activities on behalf of our customers, or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence, among others.
In addition, as a bank, we are susceptible to fraudulent activity that may be committed against us, third parties or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. For example, during 2023, the Bank was the victim of international wire fraud resulting in a loss of $18.1 million, prior to additional insurance and loss recoveries of $7.3 million.
Should we fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, results of operations and financial condition.
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
ITEM 1C. CYBERSECURITY
We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking, fraud detection, and accounting systems, use these systems and their own electronic information systems. Any of these systems can be compromised, including through the employees, customers and other individuals who are authorized to use them, and threat actors use a sophisticated and constantly evolving set of software, tools and strategies to do so. The nature of our business, as a financial services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue. See section "Risks Relation to our Operations".
Accordingly, we have long devoted significant resources to assessing, identifying, and managing risks associated with cybersecurity threats, including:
•an internal information security team that is responsible for conducting regular assessments of our information systems, existing controls, vulnerabilities, and potential improvements;
•continuous monitoring tools that can detect and help respond to cybersecurity threats in real-time;
•performing due diligence with respect to our third-party service providers, including their cybersecurity practices, and requiring contractual commitments from our service providers to take certain cybersecurity measures;
•third-party information security and cybersecurity consultants, who conduct periodic penetration testing, vulnerability assessments, incident and response table top exercises, and other procedures to identify potential weaknesses in our systems and processes; and
•ongoing cybersecurity training and phishing testing for our employees.

This information security program is a key part of our overall risk management system. The program includes administrative, technical, and physical safeguards to help ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all of our businesses and geographic locations.
From time-to-time, we have identified cybersecurity threats and cybersecurity incidents that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy, results of operations, and financial condition.
Our management team is responsible for the day-to-day management of risks we face, including our Vice President – Information Security Officer. Our current Information Security Officer has over 15 years of experience, including prior work in the healthcare field, and is a Certified Information Systems Security Professional and CompTIA Security+ certified.
In addition, our board of directors, as a whole and through the Bank's Corporate Risk Committee (the "Risk Committee"), is responsible for the oversight of risk management. In that role, our Board of Directors and Risk Committee, with support from the Company’s cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, our Board of Directors receives reports, at least quarterly, from our management team regarding cybersecurity risks, and the Company’s efforts to prevent, detect, mitigate, and remediate any cybersecurity incidents.
ITEM 2. PROPERTIES
The Company is headquartered in the main office building of the Bank at 202 E. Center Street, Warsaw, Indiana 46580. The Company operates in 62 locations, 52 of which are owned by the Bank and ten of which are leased from third parties.
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

	2025			2024
	High	Low	Cash Dividend	High	Low	Cash Dividend
Fourth quarter	$65.43	$56.04	$0.50	$78.61	$61.10	$0.48
Third quarter	69.40	59.08	0.50	72.25	57.45	0.48
Second quarter	62.39	50.00	0.50	66.62	57.59	0.48
First quarter	71.77	58.24	0.50	73.22	60.56	0.48
The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol "LKFN" on August 14, 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol "LKFN." On February 19, 2026, the Company had approximately 272 stockholders of record.
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

Lakeland Financial Corporation

Total Return Performance
250
200
150
100
50
Index Value
Lakeland Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Bank Index
S&P U.S. BMI Banks Index
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending December 31,
Index	2020	2021	2022	2023	2024	2025
Lakeland Financial Corporation	$100.00	$152.73	$142.05	$131.00	$142.37	$122.08
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00
S&P U.S. BMI Banks Index	100.00	135.97	112.77	123.02	164.70	211.47
The above returns assume that $100 was invested on December 31, 2020 and that all dividends were reinvested.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
On January 8, 2019, the Company's board of directors approved a share repurchase program, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30.0 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. On April 8, 2025, the Company's board of directors reauthorized and extended the share repurchase program through April 30, 2027. As extended, the repurchase program has remaining aggregate purchase price authority of $10.4 million as of December 31, 2025. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. A total of 337,890 shares at a weighted average price per share of $58.03 were repurchased under this plan during the year ended December 31, 2025.
The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 - 31	49,573	$56.84	49,573	$25,487,123
November 1 - 30	69,525	56.82	68,017	21,624,464
December 1 - 31	190,000	59.11	190,000	10,393,930
Total	309,098	$58.23	307,590	$10,393,930
(a) A total of 1,508 of the shares purchased during November were credited to the deferred share accounts of non-employee directors under the Company's directors' deferred compensation plan. The shares were purchased at a weighted average price per share of $58.19. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with prior practice.
(b) Following the renewal and extension of the Company's share repurchase program on April 8, 2025, the maximum dollar value of shares that may be repurchased under the program is $10.4 million as of December 31, 2025. The share repurchase program terminates April 30, 2027.
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in 2025 was $103.4 million, an increase of 10.6%, from $93.5 million in 2024. Net income for 2024 was less than 1% lower compared to $93.8 million in 2023.
Diluted net income per common share was $4.01 in 2025, $3.63 in 2024 and $3.65 in 2023. Return on average total assets was 1.50% in 2025, versus 1.40% in 2024 and 1.45% in 2023. Return on average total equity was 14.40% in 2025, versus 14.12% in 2024 and 15.93% in 2023. The dividend payout ratio, with respect to diluted earnings per share, was 49.88% in 2025, versus 52.89% in 2024 and 50.41% in 2023. The average equity to average assets ratio was 10.44% in 2025, compared to 9.94% in 2024 and 9.11% in 2023.
Net income in 2025 as compared to 2024 was positively impacted by a $24.3 million increase to net interest income and a decrease in the provision for credit losses of $5.0 million. Offsetting these positive contributions was a decrease in noninterest income of $8.9 million and an increase in noninterest expense of $6.5 million. Pretax pre-provision earnings, a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense, were $137.4 million for the year ended December 31, 2025, an increase of $8.9 million, or 7.0%, compared to $128.4 million for the year ended December 31, 2024.
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
Total assets were $6.990 billion as of December 31, 2025, versus $6.678 billion as of December 31, 2024, an increase of $311.6 million or 4.7%. Balance sheet expansion in 2025 was driven by loan growth net of the allowance for credit losses of $274.4 million, or 5.5%, and an increase in available-for-sale securities of $60.6 million, or 6.1%. Deposits increased by $72.4 million, or 1.2%, during 2025, to fund the balance sheet expansion. Borrowings outstanding at December 31, 2025, were $184.2 million, compared to no borrowings outstanding at December 31, 2024.
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
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default ("PD/LGD") model, subject to a floor. A default can be triggered by one of several different asset quality factors, including past due status, nonaccrual status, material modification to a borrower experiencing financial difficulty or if the loan has had a charge off. This PD is then combined with a LGD derived from historical charge off data to construct a default rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee’s Summary of Economic Projections, and other environmental factors based on the risks present for each portfolio segment. These environmental factors include consideration of the following: levels of, and trends in, delinquencies and nonperforming loans; trends in volume and terms of loans; changes in collateral strength; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are subject to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and pooled. These two components represent the total allowance for credit losses deemed adequate to cover expected losses inherent in the loan portfolio. The Company's allowance for credit losses balance was comprised of 12% specific allocations and 88% pooled allocations at December 31, 2025, compared to 32% specific allocations and 68% pooled allocations at December 31, 2024. The decrease in specific allocations was driven by a previously disclosed nonperforming commercial credit that was specifically allocated for within in the allowance for credit losses in 2024 and partially charged off in 2025.
Commercial loans are subject to a dual standardized grading process administered by the credit administration function. These grade assignments are performed independently of each other and a consensus is reached by credit administration and the loan officer. Specific allocations are established in cases where management has identified significant conditions or circumstances related to an individual credit that indicate it should be analyzed on an individual basis. Considerations with respect to specific allocations for these individual credits include, but are not limited to, the following: (a) the sufficiency of the customer’s cash flow or net worth to repay the loan; (b) the adequacy of the discounted value of collateral relative to the loan balance; (c) whether the loan has been criticized in a regulatory examination; (d) whether the loan is nonperforming; (e) any other reasons the ultimate collectability of the loan may be in question; or (f) any unique loan characteristics that require special monitoring.
Allocations are also applied to categories of loans considered not to be individually analyzed, but for which the rate of loss is expected to be consistent with or greater than historical averages. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values. These general pooled loan allocations are performed for portfolio segments of commercial and industrial; commercial real estate, multi-family, and construction; agri-business and agricultural; other commercial loans; and consumer 1-4 family mortgage and other consumer loans. Pooled allocations of the allowance are determined by a historical loss rate based on the calculation of each pool’s probability of default-loss given default, subject to a floor. The length of the historical period for each pool is based on the average life of the pool. The historical loss rates are supplemented with consideration of economic conditions and portfolio trends.
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
RESULTS OF OPERATIONS
Overview
In 2025, the Company continued to expand its balance sheet organically, achieving average loan growth of 3.7% and average deposit growth of 3.5% in its geographic footprint of northern Indiana and in the Indianapolis market. The Company had 55 branches as of December 31, 2025. The Company’s increase in net interest income of $24.3 million, or 12.4%, was primarily responsible for the $9.9 million, or 10.6%, increase to net income. Net interest margin expansion was the key driver for the increase in net interest income, which increased by 27 basis points from 3.18% in 2024 to 3.45% in 2025. Deposit costs, which peaked in the second quarter of 2024 and began to contract during the second half of that year, continued to decline further as a result of continued monetary policy easing by the FOMC and favorable deposit repricing. Additionally, the provision for credit losses decreased by $5.0 million, which further contributed to the increase in net income. Offsetting these positive contributions was a decrease to noninterest income of $8.9 million and an increase to noninterest expense of $6.5 million.
Provision expense was elevated in 2024 as compared to 2025 a result of specific allocations that were recorded related to the previously disclosed downgrade of a $43.3 million commercial relationship to nonperforming status. While provision expense in 2025 was partially driven by additional specific allocations that were recorded for this credit, the Company reached a settlement of the matter and recognized a net charge off of $27.8 million during 2025. As a result, the allowance coverage ratio decreased from 1.68% at December 31, 2024 to 1.28% at December 31, 2025. Individually analyzed and watch list loans as a percentage of total loans returned to near historic lows of 3.42% at December 31, 2025, as compared to 4.13% at December 31, 2024.
Fee based lines of business, including wealth advisory fees investment brokerage fees, service charges on deposit accounts, loan and service fees, and interest rate swap fee income anchored 2025 growth in adjusted core noninterest income, a non-GAAP financial measure that excludes the impact of certain non-routine operating events. Adjusted core noninterest income increased by 2.4% and 7.6% for 2025 and 2024, respectively. The growth in adjusted core noninterest expense, a non-GAAP financial measure that excludes the impact of certain non-routine operating events, reflects the Company's continued investment in its people, technology, and physical infrastructure. The outlook for 2026 includes plans for continued organic balance sheet growth, disciplined credit philosophy with proactive management of loan portfolio challenges, continued investments in human and technological capital, completion of the Lake City Bank Innovation and Technology Center which represents a significant investment in the downtown Warsaw campus headquarters, and expansion of our branch network into Boone County, Indiana, with a new office scheduled to open in Whitestown in 2026. Beyond 2026, the Company plans to accelerate plans for branch development with locations in Indianapolis, South Bend, Fort Wayne and Elkhart identified for expansion over the next several years as the Company seeks to become a recognized Midwest leader in community banking.

Selected income statement information for the years ended December 31, 2025, 2024, and 2023 is presented in the following table.

(dollars in thousands, except per share data)	2025	2024	2023
Income Statement Summary:
Net interest income (a)	$221,017	$196,679	$197,035
Provision for credit losses	11,800	16,750	5,850
Noninterest income (b)	47,971	56,844	49,858
Adjusted Core Noninterest Income (1)	47,971	46,848	43,558
Noninterest expense (c)	131,605	125,084	130,710
Adjusted Core Noninterest Expense (1)	131,605	120,547	114,049
Other Data:
Efficiency ratio (2)	48.93%	49.34%	52.94%
Adjusted Core Efficiency Ratio (1)	48.93	49.49	47.40
Dilutive EPS	$4.01	$3.63	$3.65
Total equity	762,492	683,911	649,793
Tangible capital ratio (3)	10.86%	10.19%	9.91%
Adjusted tangible capital ratio (4)	12.45	12.37	11.99
Net charge offs to average loans	0.55	0.05	0.13
Net interest margin	3.45	3.18	3.31
Noninterest income to total revenue	17.83	22.42	20.19
Pretax Pre-Provision Earnings (5)	$137,383	$128,439	$116,183
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

The Company believes that providing non-GAAP financial measures provides investors with information useful to understanding the company's financial performance. Reconciliations of these non-GAAP financial measures is provided in the following tables (dollars in thousands, except per share data).

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total Equity	$762,492	$683,911	$649,793
Less: Goodwill	(4,970)	(4,970)	(4,970)
Plus: DTA Related to Goodwill	1,167	1,167	1,167
Tangible Common Equity	758,689	680,108	645,990
Market Value Adjustment in AOCI	126,609	165,932	154,460
Adjusted Tangible Common Equity	$885,298	$846,040	$800,450

Assets	$6,990,022	$6,678,374	$6,524,029
Less: Goodwill	(4,970)	(4,970)	(4,970)
Plus: DTA Related to Goodwill	1,167	1,167	1,167
Tangible Assets	6,986,219	6,674,571	6,520,226
Market Value Adjustment in AOCI	126,609	165,932	154,460
Adjusted Tangible Assets	$7,112,828	$6,840,503	$6,674,686

Ending Common Shares Issued	25,396,653	25,689,730	25,614,585

Tangible Book Value Per Common Share	$29.87	$26.47	$25.22

Tangible Common Equity/Tangible Assets	10.86%	10.19%	9.91%
Adjusted Tangible Common Equity/Adjusted Tangible Assets	12.45%	12.37%	11.99%

Net Interest Income	$221,017	$196,679	$197,035
Plus: Noninterest Income	47,971	56,844	49,858
Minus: Noninterest Expense	(131,605)	(125,084)	(130,710)
Pretax Pre-Provision Earnings	$137,383	$128,439	$116,183

The impact of the net gain on Visa shares, legal accrual, wire fraud loss and associated insurance and loss recoveries and adjustments to salaries and benefits is presented below. Management considers these measures of core financial performance to be meaningful to understanding the Company’s business performance for these periods (dollars in thousands, except per share data).

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Noninterest Income	$47,971	$56,844	$49,858
Less: Net Gain on Visa Shares	0	(8,996)	0
Less: Insurance Recovery	0	(1,000)	(6,300)
Adjusted Core Noninterest Income	$47,971	$46,848	$43,558

Noninterest Expense	$131,605	$125,084	$130,710
Less: Legal Accrual	0	(4,537)	0
Less: Wire Fraud Loss	0	0	(18,058)
Plus: Salaries and Employee Benefits (1)	0	0	1,397
Adjusted Core Noninterest Expense	$131,605	$120,547	$114,049

Earnings Before Income Taxes	$125,583	$111,689	$110,333
Adjusted Core Impact:
Noninterest Income	0	(9,996)	(6,300)
Noninterest Expense	0	4,537	16,661
Total Adjusted Core Impact	0	(5,459)	10,361
Adjusted Earnings Before Income Taxes	125,583	106,230	120,694
Tax Effect	(22,222)	(16,853)	(19,119)
Core Operational Profitability (2)	$103,361	$89,377	$101,575

Diluted Earnings Per Common Share	$4.01	$3.63	$3.65
Impact of Adjusted Core Items	0.00	(0.16)	0.30
Core Operational Diluted Earnings Per Common Share	$4.01	$3.47	$3.95

Adjusted Core Efficiency Ratio	48.93%	49.49%	47.40%
(1)In 2023, long-term, incentive-based compensation accruals were reduced as a result of the wire fraud loss and associated insurance and loss recoveries.
(2)Core operational profitability was $4.1 million lower than reported net income of $93.5 million and $7.8 million higher than reported net income of $93.8 million for the years ended December 31, 2024 and 2023, respectively.

Net Income
Net income was $103.4 million in 2025, an increase of $9.9 million, versus net income of $93.5 million in 2024. The increase was driven by an increase in net interest income of $24.3 million, or 12.4%, and a reduction in provision for loan losses of $5.0 million, or 29.6%. Offsetting these items was a decrease in noninterest income of $8.9 million, or 15.6%, an increase in noninterest expense of $6.5 million, or 5.2%, and increased income tax expense of $4.0 million, or 22.0%. Pretax pre-provision earnings were $137.4 million in 2025, an increase of $8.9 million, or 7.0%, compared to $128.4 million in 2024.
Noninterest income was elevated in 2024 as compared to 2025 primarily as a result of the net gain of $9.0 million on the exchange and sale of the Company's Visa shares. Additionally, a $1.0 million insurance recovery related to the 2023 wire fraud loss was recorded in 2024. Adjusted core noninterest income, which excludes the impact of these events, was $48.0 million in 2025 as compared to $46.8 million in 2024, representing an increase of $1.1 million, or 2.4%. Noninterest expense in 2024 was impacted by the recognition of a previously disclosed legal accrual of $4.5 million. Adjusted core noninterest expense, which excludes the impact of the settlement, was $131.6 million in 2025 as compared to $120.5 million in 2024, an increase of $11.1 million, or 9.2%.
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
The increase to noninterest income in 2024 was primarily driven by the aforementioned net gain of $9.0 million on the exchange and sale of Visa shares and the $1.0 million insurance recovery. Contributing further to the increase to noninterest income ware increases of $1.4 million, or 15.3%, in wealth advisory fees, $1.1 million, or 34.4%, in bank owned life insurance income, and $370,000 in mortgage banking income. The decrease to noninterest expense in 2024 was driven by lower miscellaneous expenses for losses incurred in 2023 and was partially offset by a $4.5 million legal accrual.

Core operational profitability, a non-GAAP financial measure that excludes the impact of certain aforementioned non-routine operating events, was $103.4 million for the year ended December 31, 2025, an increase $14.0 million, or 15.6%, compared to $89.4 million for the year ended December 31, 2024. Core operational profitability decreased $12.2 million, or 12.0%, in 2024 from $101.6 million in 2023. Core operational diluted earnings per common share, a non-GAAP financial measure, were $4.01 for 2025, an increase of 15.6% from $3.47 for 2024. Core operational diluted earnings per share decreased 12.2% in 2024, down from $3.95 in 2023.

Net Interest Income
The following table presents a three-year average balance sheet and, for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31, 2025, 2024 and 2023.
THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2025			2024			2023
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$5,197,780	$335,856	6.46%	$5,002,373	$335,639	6.71%	$4,755,341	$304,130	6.40%
Tax exempt (1)	25,678	1,467	5.71	37,033	2,632	7.11	58,337	4,839	8.29
Investments:
Securities (1)	1,141,189	33,865	2.97	1,134,979	31,940	2.81	1,184,659	33,907	2.86
Short-term investments	2,835	107	3.77	2,789	132	4.73	2,425	109	4.49
Interest bearing deposits	166,891	6,881	4.12	151,324	7,499	4.96	113,463	5,594	4.93
Total earning assets	$6,534,373	$378,176	5.79%	$6,328,498	$377,842	5.97%	$6,114,225	$348,579	5.70%
Less: Allowance for credit losses	(79,072)			(78,186)			(72,222)
Nonearning Assets
Cash and due from banks	67,233			66,208			70,941
Premises and equipment	62,797			59,105			58,633
Other nonearning assets	293,296			287,093			293,403
Total assets	$6,878,627			$6,662,718			$6,464,980

Interest Bearing Liabilities
Savings deposits	$283,744	$167	0.06%	$284,934	$184	0.06%	$347,009	$246	0.07%
Interest bearing checking accounts	3,710,124	120,861	3.26	3,281,615	129,073	3.93	2,909,464	107,471	3.69
Time deposits:
In denominations under $100,000	207,413	6,890	3.32	217,667	7,623	3.50	202,904	5,106	2.52
In denominations over $100,000	583,828	22,814	3.91	794,003	35,879	4.52	669,545	24,968	3.73
Short-term borrowings	43,022	1,986	4.62	66,334	3,720	5.61	166,821	8,441	5.06
Long-term borrowings	967	0	0.00	0	0	0.00	0	0	0.00
Total interest bearing liabilities	$4,829,098	$152,718	3.16%	$4,644,553	$176,479	3.80%	$4,295,743	$146,232	3.40%
Noninterest Bearing Liabilities
Demand deposits	1,254,712			1,257,806			1,475,306
Other liabilities	76,788			98,272			105,264
Stockholders' Equity	718,029			662,087			588,667
Total liabilities and stockholders' equity	$6,878,627			$6,662,718			$6,464,980

Interest Margin Recap
Interest income/average earning assets		$378,176	5.79%		$377,842	5.97%		$348,579	5.70%
Interest expense/average earning assets		152,718	2.34		176,479	2.79		146,232	2.39
Net interest income and margin		$225,458	3.45%		$201,363	3.18%		$202,347	3.31%
(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustments were $4.4 million, $4.7 million and $5.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2025, 2024 and 2023, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	2025 Over (Under) 2024 (1)				2024 Over (Under) 2023 (1)
	Attributable to			Total Change	Attributable to			Total Change
	Volume		Rate		Volume		Rate
Interest Income (2)
Loans:
Taxable	$12,862		$(12,645)	$217	$16,198		$15,311	$31,509
Tax exempt	(710)		(455)	(1,165)	(1,585)		(622)	(2,207)
Investments:
Securities	176		1,749	1,925	(1,405)		(562)	(1,967)
Short-term investments	2		(27)	(25)	17		6	23
Interest bearing deposits	722		(1,340)	(618)	1,876		29	1,905
Total interest income	13,052	13,052	(12,718)	334	15,101	15,101	14,162	29,263

Interest Expense
Savings deposits	(1)		(16)	(17)	(41)		(21)	(62)
Interest bearing checking accounts	15,604		(23,816)	(8,212)	14,338		7,264	21,602
Time deposits:
In denominations under $100,000	(350)		(383)	(733)	394		2,123	2,517
In denominations over $100,000	(8,647)		(4,418)	(13,065)	5,101		5,810	10,911
Miscellaneous short-term borrowings	(1,154)		(580)	(1,734)	(5,551)		830	(4,721)
Long-term borrowings	0		0	0	0		0	0
Total interest expense	5,452		(29,213)	(23,761)	14,241		16,006	30,247
Net Interest Income (tax equivalent)	$7,600		$16,495	$24,095	$860		$(1,844)	$(984)
(1)The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2025, 2024 and 2023. The changes in net interest income are created by changes in interest rates and changes in the volumes of loans, investments, deposits and borrowings. In the table above, changes attributable to volume are computed using the change in volume from the prior year multiplied by the previous year’s rate, and changes attributable to rate are computed using the change in rate from the prior year multiplied by the previous year’s volume. The change in interest or expense due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Net interest income increased by $24.3 million to $221.0 million in 2025 compared to $196.7 million in 2024, primarily as a result of decreased costs of funds. Total interest expense decreased $23.8 million, or 13.5%. Of this decrease, deposit interest expense decreased $22.0 million, or 12.8%, from decreased rates paid for customer deposits. Funding costs for deposits decreased 46 basis points to 2.50% during 2025, compared to 2.96% during 2024. Ending noninterest bearing deposits to total deposits were 20.4% at 2025 compared to 22.0% at 2024. Average noninterest bearing deposits decreased $3.1 million, to $1.255 billion for 2025 as compared to $1.258 billion for 2024. Average interest bearing deposits increased $206.9 million, or 4.5%, to $4.785 billion for 2025 as compared to $4.578 billion for 2024. Wholesale funding reliance remained low at 0.80% as of December 31, 2025 compared to 0.70% at December 31, 2024.
Investment securities interest income increased $1.9 million, or 7.0%, and contributed to the increase in net interest income during 2025. The increase in investment securities income was driven by an increase in average securities balances of $6.2 million, or 0.5%, during 2025 as a result of available-for-sale investment securities maturities, calls and paydowns of $66.8 million, and offset by purchases of securities of $83.3 million. The yield on average investment securities increased 16 basis points to 2.97% for 2025, as compared to 2.81% for 2024. Investment securities cash flows were used to fund loan growth and reinvested in securities during 2025.

Net interest margin increased 27 basis points to 3.45% in 2025 versus 3.18% in 2024. Net interest margin decreased to 3.18% in 2024 from 3.31% in 2023. The improvement in net interest margin between the periods was primarily driven by the effects of the continued easing of monetary policy by the FOMC, which commenced in September 2024, and resulted in favorable deposit repricing, which has outpaced the downward repricing of earning assets.
Loan interest income decreased by $723,000, or 0.2%, to $337.0 million during 2025 compared to $337.8 million during 2024. The increase in average loans was driven by loan growth during the period as average loan balances increased $184.1 million, or 3.7%, from $5.039 billion during 2024 to $5.223 billion during 2025. Loan yields decreased 25 basis points, or 3.8%, from 6.71% for 2024 to 6.46% for 2025 as a result of the lower rate environment and loan repricing.
The utilization of commercial and retail lines of credit increased to 44% at December 31, 2025, up from 41% at December 31, 2024, and 39% at December 31, 2023. Total lines of credit available have increased by $241.0 million to $4.789 billion at December 31, 2025, compared to $4.548 billion at December 31, 2024, or a 5.3% increase. The increased line utilization marks the highest utilization rate since 2019 amid an encouraging increase in borrower demand for working lines of capital.
Provision for Credit Losses
The Company recorded a provision for credit losses of $11.8 million in 2025 compared to $16.8 million in 2024 and $5.9 million in 2023. Provision expense during 2025 was partially driven by the recognition of additional specific allocations related to the downgrade of a previously disclosed commercial relationship. The remainder of provision expense was attributable to growth of the loan portfolio and a net increase in specific allocations related to other watch list credits. The Company’s allowance for credit losses as of December 31, 2025 was $69.0 million compared to $86.0 million as of December 31, 2024 and $72.0 million as of December 31, 2023. The allowance for credit losses represented 1.28% of total loans as of December 31, 2025, versus 1.68% at December 31, 2024 and 1.46% at December 31, 2023. Net charge offs of $28.8 million, or 0.55% of average loans, and $2.8 million, or 0.05% of average loans, were recorded in 2025 and 2024, respectively. Net charge offs for 2025 resulted primarily from the partial charge off of $28.6 million that was recognized during the second quarter of 2025 in conjunction with the disposition of the credit. A subsequent recovery of $800,000 was recognized during the fourth quarter of 2025 related to this credit. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions including the impact of the current rate environment, inflation levels, and other factors that may influence the assessment of the collectability of loans.

Noninterest Income
The following table presents changes in the components of noninterest income for the years ended December 31, 2025, 2024 and 2023.

				% Change From Prior Year
(dollars in thousands)	2025	2024	2023	2025	2024
Wealth advisory fees	$11,365	$10,469	$9,080	8.6%	15.3%
Investment brokerage fees	2,198	1,894	1,815	16.1	4.4
Service charges on deposit accounts	11,474	11,157	10,773	2.8	3.6
Loan and service fees	12,294	11,832	11,750	3.9	0.7
Merchant and interchange fee income	3,416	3,542	3,651	(3.6)	(3.0)
Bank owned life insurance income	4,256	4,210	3,133	1.1	34.4
Interest rate swap fee income	83	0	794	100.0	(100.0)
Mortgage banking income (loss)	134	116	(254)	15.5	145.7
Net securities gains (losses)	0	(46)	(25)	100.0	(84.0)
Net gain on Visa Shares	0	8,996	0	(100.0)	100.0
Other income	2,751	4,674	9,141	(41.1)	(48.9)
Total noninterest income	$47,971	$56,844	$49,858	(15.6)%	14.0%
Noninterest income to total revenue	17.8%	22.4%	20.2%
Noninterest income decreased by $8.9 million, or 15.6%, to $48.0 million for the year ended December 31, 2025, compared to $56.8 million for the prior year. Noninterest income was elevated during the prior year primarily due to the net gain of $9.0 million on the sale of Visa shares and a $1.0 million insurance recovery. Adjusted core noninterest income, a non-GAAP financial measure that excludes the impact of these events, increased by $1.1 million, or 2.4%, from $46.8 million for the year ended December 31, 2024.
Noninterest income for the year ended December 31, 2025 benefited from fee-based service increases to wealth advisory fees of $896,000, or 8.6%, loan and service fees of $462,000, or 3.9%, service charges on deposit accounts of $317,000, or 2.8%, and investment brokerage fees of $304,000, or 16.1%, as compared to the prior year. Wealth advisory fees growth was driven by continued client relationship expansion and increased assets under management. Commercial service fee growth was the primary contributor for the increase in loan and service fees. The expansion of investment brokerage fees was driven by increased volume and commissions on product mix. Offsetting these increases was a decrease in other income of $1.9 million, or 41.1%. The decline in other income was primarily attributable to reduced limited partnership income and the lack of insurance recovery of $1.0 million as compared to 2024.
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

Noninterest Expense
The following table presents changes in the components of noninterest expense for the years ended December 31, 2025, 2024 and 2023.

				% Change From Prior Year
(dollars in thousands)	2025	2024	2023	2025	2024
Salaries and employee benefits	$75,293	$66,728	$59,147	12.8%	12.8%
Net occupancy expense	7,524	6,865	6,360	9.6	7.9
Equipment costs	5,716	5,612	5,632	1.9	(0.4)
Data processing fees and supplies	16,534	15,161	14,003	9.1	8.3
Corporate and business development	5,277	4,965	4,807	6.3	3.3
FDIC insurance and other regulatory fees	3,361	3,465	3,363	(3.0)	3.0
Professional fees	7,698	8,950	8,583	(14.0)	4.3
Wire fraud loss	0	0	18,058	0.0	(100.0)
Other expense	10,202	13,338	10,757	(23.5)	24.0
Total noninterest expense	$131,605	$125,084	$130,710	5.2%	(4.3)%
Noninterest expense increased by $6.5 million, or 5.2%, from $125.1 million to $131.6 million for the year ended December 31, 2024 and 2025, respectively. Salaries and benefits expense increased $8.6 million, or 12.8%. The primary drivers for the increase to salaries and benefits expense were increased performance-based incentive compensation accruals of $5.3 million and salaries and wages of $3.3 million. Data processing fees and supplies expense increased $1.4 million, or 9.1%, from continued investment in customer-facing and operational technology solutions, including artificial intelligence. Net occupancy expense increased $659,000, or 9.6%, from the continued expansion of the bank's branch and operational networks, with the 55th branch location opening in Westfield, Indiana, during 2025. Offsetting these increases was a decrease in professional fees of $1.3 million, or 14.0%, and other expense of $3.1 million, or 23.5%. Legal accruals of $4.5 million were incurred in 2024 that were related to a one-time matter, previously disclosed. Adjusted core noninterest expense, a non-GAAP financial measure, increased $11.1 million, or 9.2%, to $131.6 million from $120.5 million for the year ended December 31, 2025 and 2024, respectively.
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
Income Taxes
The Company recognized income tax expense in 2025 of $22.2 million, compared to $18.2 million in 2024 and $16.6 million in 2023. The effective tax rate was 17.7% in 2025, compared to 16.3% in 2024 and 15.0% in 2023. The effective tax rate increased due to the adoption of ASU 2023-02, which changed how the Company's investment in low-income housing tax credit structures are accounted for by moving the investment write-down impact from operating revenues to income tax expense within the consolidated statements of income, as well as a reduction in the tax benefit recognized from stock-based compensation vesting of shares for plan participants. For a detailed analysis of the Company’s income taxes see "Note 12 – Income Taxes".

CERTAIN STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

We are required to provide certain statistical disclosures as a bank holding company. The following table provides certain of those disclosures.

	Years Ended December 31,
	2025	2024	2023
Return on average assets	1.50%	1.40%	1.45%
Return on average equity	14.40	14.12	15.93
Average equity to average assets	10.44	9.94	9.11
Dividend payout ratio	49.88	52.89	50.41
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
Refer to the "Financial Condition - Loan Portfolio", "Financial Condition - Sources of Funds" and "Risk Management - Loan Portfolio" sections of this MD&A and to the Notes to Consolidated Financial Statements of this Form 10-K for other required statistical disclosures.
FINANCIAL CONDITION
Overview
Total assets of the Company were $6.990 billion as of December 31, 2025, an increase of $311.6 million, or 4.7%, when compared to $6.678 billion as of December 31, 2024. Total loans outstanding increased by $257.4 million, or 5.0%, to $5.375 billion at December 31, 2025, from $5.118 billion at December 31, 2024. Total deposits increased $72.4 million, or 1.2%, from $5.901 billion at December 31, 2024, to $5.973 billion at December 31, 2025, driven by increased public funds deposits due to the addition of new customers and offset by net retail and commercial outflows.
Total cash and equivalents decreased $26.9 million, to $141.3 million at December 31, 2025, from $168.2 million at December 31, 2024. Total investment securities increased by $62.3 million, to $1.185 billion at December 31, 2025, from $1.123 billion at December 31, 2024. The increase was attributable to an increase in available-for-sale securities, which increased by $60.6 million, primarily as a result of purchases of $83.3 million and an improvement in fair market valuations of $47.8 million. These increases were offset by maturities, calls and paydowns of $66.8 million. There were no securities sales during the year ended December 31, 2025. The Company had borrowings of $184.2 million at December 31, 2025, as compared to no borrowings outstanding at December 31, 2024. Borrowings at December 31, 2025 consisted of $183.0 million in short-term and other borrowings and $1.2 million in long-term borrowings.

Uses of Funds
Investment Portfolio
At year end 2025, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See "Note 2 – Securities" for more information on these investments.
Purchases of securities available-for-sale totaled $83.3 million in 2025, $27.5 million in 2024 and $7.2 million in 2023. Purchases in 2024 and 2025 were driven by the liquidity provided primarily by principal and interest paydowns. Cash flows from the investment securities portfolio were used to fund loan growth and reinvestments into the investment securities portfolio, and the Company anticipates receiving approximately $134.5 million of principal and interest cash flows to use for such purposes in 2026. Investment securities represented 17.0% of total assets on December 31, 2025 compared to 16.8% on December 31, 2024 and 18.1% on December 31, 2023.
There were no securities sales in 2025, as compared to sales of $7.1 million in 2024 and $105.2 million in 2023. Paydowns from prepayments and scheduled payments of $66.5 million, $59.0 million and $56.2 million were received in 2025, 2024 and 2023, and the amortization of premiums, net of the accretion of discounts, was $4.0 million, $4.8 million and $4.9 million, respectively. Maturities and calls of securities totaled $349,000, $695,000 and $13.6 million in 2025, 2024 and 2023, respectively. No provision for allowance for credit loss was recorded in connection with the investment securities portfolio in 2025, 2024 or 2023. The investment portfolio is managed to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level. The longer duration of the investment security portfolio serves to balance the shorter duration of the loan portfolio.
Securities held-to-maturity were carried at amortized cost of $133.2 million and $131.6 million at December 31, 2025 and 2024, respectively. All of the Company's securities designated as held-to-maturity were transferred from the available-for-sale classification. The net unrealized gain or loss on the transferred securities was recorded as a component of accumulated other comprehensive income (loss) at the time of the transfer and is amortized over the remaining life of the underlying securities as an adjustment to the yield on those securities. The net amount of the unrealized loss on the securities included in accumulated other comprehensive income (loss) was $17.0 million ($13.4 million, net of tax) at December 31, 2025.
The weighted average yields and maturity distribution for the securities portfolio at December 31, 2025, were as follows:

	Within One Year		After One Within Five Years		After Five Years Within Ten years		After Ten Years
(fully tax equivalent basis, dollars in thousands)	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
U.S. Treasury securities	$0	0.00%	$10,119	4.00%	$0	0.00%	$0	0.00%
U.S. government sponsor agency	0	0.00	4,702	1.00	10,080	4.75	100,908	1.58
Mortgage-backed securities: residential	256	3.50	27,034	2.57	33,568	2.48	393,305	2.38
State and municipal securities	0	0.00	7,520	3.29	88,626	2.79	493,454	3.07
Total Securities	$256	3.50%	$49,375	2.82%	$132,274	2.86%	$987,667	2.64%
The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.
Real Estate Mortgage Loans Held-For-Sale
Real estate mortgages held-for-sale increased by $1.0 million to $2.7 million at December 31, 2025 from $1.7 million at December 31, 2024 as a result of fluctuations in secondary market sales activity. This asset category is subject to a high degree of variability depending on, among other factors, recent mortgage loan rates and the quantity and timing of loan sales into the secondary market. The Company generally sells almost all of the conforming mortgage loans it originates in the secondary market. Proceeds from sales totaled $17.6 million in 2025, $20.8 million in 2024 and $8.0 million in 2023.

Loan Portfolio
The loan portfolio by class as of December 31, 2025, 2024 and 2023 was as follows:

(dollars in thousands)	2025	2024	2023
Commercial and industrial loans:
Working capital lines of credit loans	$711,742	$649,609	$604,893
Non-working capital loans	841,947	801,256	815,871
Total commercial and industrial loans	1,553,689	1,450,865	1,420,764
Commercial real estate and multi-family residential loans:
Construction and land development loans	497,239	567,781	634,435
Owner occupied loans	807,335	807,090	825,464
Nonowner occupied loans	923,708	872,671	724,101
Multi-family loans	438,233	344,978	253,534
Total commercial real estate and multi-family residential loans	2,666,515	2,592,520	2,437,534
Agri-business and agricultural loans:
Loans secured by farmland	155,073	156,609	162,890
Loans for agricultural production	251,783	230,787	225,874
Total agri-business and agricultural loans	406,856	387,396	388,764
Other commercial loans	97,381	95,584	120,726
Total commercial loans	4,724,441	4,526,365	4,367,788
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	267,134	259,286	258,103
Open end and junior lien loans	251,185	214,125	189,663
Residential construction and land development loans	18,873	16,818	8,421
Total consumer 1-4 family mortgage loans	537,192	490,229	456,187
Other consumer loans	116,224	104,041	96,022
Total consumer loans	653,416	594,270	552,209
Gross loans	5,377,857	5,120,635	4,919,997
Less: Allowance for credit losses	(68,995)	(85,960)	(71,972)
Net deferred loan fees	(2,508)	(2,687)	(3,463)
Loans, net	$5,306,354	$5,031,988	$4,844,562
The ratio of loans to total loans by portfolio segment as of December 31, 2025, 2024 and 2023 was as follows:

	2025	2024	2023

Commercial and industrial loans	28.9%	28.3%	28.9%
Commercial real estate and multi-family residential loans	49.5	50.6	49.5
Agri-business and agricultural loans	7.6	7.6	7.9
Other commercial loans	1.8	1.9	2.5
Consumer 1-4 family mortgage loans	10.0	9.6	9.3
Other consumer loans	2.2	2.0	1.9
Total Loans	100.0%	100.0%	100.0%

The mix of the Company's loan portfolio consists primarily of commercial loans, and the Bank's lending focus is on the commercial sector of the Lake City Bank footprint. Owner occupied commercial real estate loans represent in many instances the buildings and factories of our commercial and industrial borrowers. Commercial and industrial loans together with owner occupied commercial real estate loans represented 43.9% and 44.1% of total loans as of December 31, 2025 and 2024, respectively. The non-owner occupied commercial real estate sector of the loan portfolio largely represents multi-family and industrial warehouse developments in the Indianapolis market with in-state developers that are well-known to the Bank. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $104.2 million and $101.7 million for this sector represented 1.9% and 2.0% of total loans at December 31, 2025 and 2024, respectively. Loans to the agriculture and agri-business sector of our Indiana footprint represent a significant loan segment of the overall loan portfolio. This loan segment is well diversified with loans to corn, soybean, poultry, dairy, swine, beef and egg operations.
The residential construction and land development loans class included construction loans totaling $10.0 million and $7.6 million as of December 31, 2025 and December 31, 2024. Increases in consumer loans during 2025 resulted from an increased focus on indirect lending to consumers and adjustable rate mortgages. The Bank generally sells conforming mortgage loans, which it originates locally, into the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.
Repricing opportunities of the loan portfolio occur either according to predetermined float rate indices, adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2025:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Total	Percent
Within one year	$689,587	$832,409	$189,729	$18,180	$15,365	$40,135	$1,785,405	33.20%
After one year, within five years	615,470	1,338,897	118,234	39,699	62,484	40,200	2,214,984	41.19
Over five years	236,024	491,355	98,844	39,502	455,399	35,472	1,356,596	25.22
Nonaccrual loans	12,610	3,854	48	0	3,969	416	20,897	0.39
Total loans	$1,553,691	$2,666,515	$406,855	$97,381	$537,217	$116,223	$5,377,882	100.00%
At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.
Based upon the table above, all loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2025 amounted to $2.204 billion and $1.368 billion, respectively.
Bank Owned Life Insurance
Bank owned life insurance increased by $16.7 million to $130.0 million at December 31, 2025 and by $4.2 million to $113.3 million at December 31, 2024 from $109.1 million at December 31, 2023. The increase during 2025 was primarily driven by the purchase of $12.5 million in general hybrid account policies, which contributed additional income during 2025. Additional income was provided by improved market performance of the Bank's variable bank owned life insurance policies, which trend directionally with the performance of the broader equity markets. The increase in 2024 was due to income from traditional policies and from variable policy market performance. Bank owned life insurance investment income is used to fund the cost of term life insurance purchased by the Bank as a benefit for bank officers.

Sources of Funds
The average daily deposits and borrowings together with the average rates paid on those deposits and borrowings for the years ended December 31, 2025, 2024 and 2023 are summarized in the following table:

	2025		2024		2023		% Balance Change From Prior Year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2025	2024
Noninterest bearing demand deposits	$1,254,712	0.00%	$1,257,806	0.00%	$1,475,306	0.00%	(0.2)%	(14.7)%
Savings and transaction accounts:
Savings deposits	283,744	0.06	284,934	0.06	347,009	0.07	(0.4)	(17.9)
Interest bearing demand deposits	3,710,124	3.26	3,281,615	3.93	2,909,464	3.69	13.1	12.8
Time deposits:
Deposits of $100,000 or more	207,413	3.32	794,003	4.52	669,545	3.73	(73.9)	18.6
Other time deposits	583,828	3.91	217,667	3.50	202,904	2.52	168.2	7.3
Total deposits	6,039,821	2.50	5,836,025	2.96	5,604,228	2.46	3.5	4.1
FHLB advances and other borrowings	43,989	4.51	66,334	5.61	166,821	5.06	(33.7)	(60.2)
Total funding sources	$6,083,810	2.51%	$5,902,359	2.99%	$5,771,049	2.53%	3.1%	2.3%
Time deposits as of December 31, 2025 will mature as follows:

(dollars in thousands)	$100,000 or more	$100,000 or less	Total	% of Total
Within three months	$333,035	$111,670	$444,705	59.2%
Over three months, within six months	108,257	35,630	143,887	19.2
Over six months, within twelve months	54,806	29,731	84,537	11.3
Over twelve months	53,283	24,314	77,597	10.3
Total time certificates of deposit	$549,381	$201,345	$750,726	100.0%
Deposits
Deposits by portfolio segment for December 31, 2025, 2024 and 2023 are presented below:

(dollars in thousands)	2025		2024		2023
Commercial	$2,179,999	36.5%	$2,269,049	38.4%	$2,227,147	38.9%
Retail	1,763,452	29.5	1,780,726	30.2	1,794,958	31.4
Public fund	1,979,327	33.2	1,809,631	30.7	1,563,015	27.3
Core deposits	5,922,778	99.2	5,859,406	99.3	5,585,120	97.6
Brokered deposits	50,572	0.8	41,560	0.7	135,405	2.4
Total	$5,973,350	100.0%	$5,900,966	100.0%	$5,720,525	100.0%
Total deposits increased by $72.4 million, or 1.2%, to $5.973 billion, at December 31, 2025 compared to $5.901 billion at December 31, 2024. The increase in deposits was attributable to an increase in public fund deposits. Public fund deposits increased $169.7 million, or 9.4%, and represented 33.2% and 30.7% of total deposits at December 31, 2025 and 2024, respectively. The growth in public funds was positively impacted by the addition of new public funds customers in the Lake City Bank footprint, including their operating accounts. Offsetting the increase in public funds were decreases to commercial and retail deposits. Commercial deposits decreased $89.1 million, or 3.9%, and represented 36.5% and 38.4% of total deposits at December 31, 2025 and 2024, respectively. Retail deposits decreased $17.3 million, or 1.0%, and represented 29.5% and 30.2% of total deposits at December 31, 2025 and 2024, respectively. Brokered deposits increased $9.0 million, or 21.7%, between the two periods. Core deposits represented 99.2% and 99.3% of total deposits at December 31, 2025 and 2024, respectively.
Total deposits increased by $180.4 million, or 3.2%, to $5.901 billion, at December 31, 2024 compared to $5.721 billion December 31, 2023. The increase in deposits was attributable to increases in commercial and public fund deposits.

Commercial deposits increased $41.9 million, or 1.9% and represented 38.4% and 38.9% of total deposits at December 31, 2024 and 2023, respectively. Public fund deposits increased by $246.6 million, or 15.8% and represented 30.7% and 27.3% of total deposits at December 31, 2024 and 2023, respectively. Additionally, brokered deposits decreased $93.8 million and represented 0.7% and 2.4% of total deposits at December 31, 2024 and 2023, respectively. Retail deposits decreased $14.2 million, or 0.8% and represented 30.2% and 31.4% of total deposits at December 31, 2024 and 2023, respectively.
As previously noted, 33.2% of the Company’s deposit base is attributable to public fund entities which consist primarily of customers in the Company’s geographic footprint. A majority of public fund balances represent customers with operating accounts at the Bank. The public fund segment is a stable source of deposit funding and a focus in the treasury management area due to their business needs. A shift in funding away from public fund deposits could require the Company to execute alternative funding plans under the Contingency Funding Plan discussed in further detail under "Liquidity Risk".
FHLB Advances and Other Borrowings
During 2025, average total short-term and other borrowings decreased by $23.3 million to $43.0 million. Ending balances of short-term and other borrowings increased to $183.0 million at December 31, 2025 compared to none at December 31, 2024. At December 31, 2025, short-term borrowings consisted of a $170.0 million advance outstanding with the Federal Home Loan Bank of Indianapolis and $13.0 million was drawn on the Company's unsecured revolving credit agreement with another financial institution. Long-term borrowings outstanding at December 31, 2025 were $1.2 million. The Company's long-term borrowings were outstanding with the Federal Home Loan Bank of Indianapolis as part of the rate-subsidized Community Development Financial Institution ("CDFI") Rate Buydown Advance program to fund a low cost loan to a qualifying CDFI. The Company had no long-term borrowings outstanding during 2024.
Average short-term borrowings decreased $100.5 million from $166.8 million in 2023 compared to 2024. Average long-term borrowings were $967,000 during 2025, compared to none during 2024 and 2023.
Capital
The Company believes that a strong, appropriately managed capital position is critical to support continued growth of loans and earnings. Capital is used primarily to fund continued organic loan growth and to support dividends to shareholders. The Company had a total risk-based capital ratio of 15.92%, a Tier I risk-based capital ratio of 14.77% and a common Tier 1 risk-based capital ratio of 14.77% as of December 31, 2025. These ratios met or exceeded the Federal Reserve Bank’s "well capitalized" minimums of 10.0%, 8.0% and 6.5%, respectively. The Company also had a Tier 1 leverage ratio of 12.39% and a tangible equity ratio of 10.86%. When excluding the impact of accumulated other comprehensive income (loss) on tangible common equity, the Company's adjusted tangible common equity to adjusted tangible assets was 12.45%. See "Note 15 – Capital Requirements and Restrictions on Retained Earnings" for more information.
The ability to maintain these ratios is a function of the balance between net income, a prudent dividend policy, and the strategic yet disciplined utilization of the share repurchase plan. During 2025, the Company repurchased 337,890 shares at a weighted average price of $58.03 per share. The majority of share repurchases occurred during the fourth quarter of 2025, with 307,590 shares repurchased at a weighted average price of $58.23 per share. The Company expects to continue to use the share repurchase program for opportunistic purposes during 2026 based on guardrails that measure tangible book value dilution and earnings accretion at a range of share prices.
Total stockholders’ equity increased by 11.5% to $762.5 million as of December 31, 2025 from $683.9 million as of December 31, 2024. The Company earned $103.4 million in 2025 and $93.5 million in 2024. The Company declared cash dividends of $2.00 per share in 2025, which decreased equity by $51.4 million. The Company declared cash dividends of $1.92 per share in 2024, which decreased equity by $49.3 million. Total stockholder's equity has been impacted by declines in the market value of the Company's available-for-sale investment securities portfolio. The market value decline, resulting from FOMC's tightening of monetary policy in 2022 and 2023, has generated unrealized losses in the available-for-sale portfolio. Unrealized losses from the available-for-sale investment securities portfolio are recorded, net of tax, in accumulated other comprehensive income (loss) in the statement of stockholders' equity. Improvements in the fair value of securities as a result of the easing of monetary policy by the FOMC starting in 2024 and net defined pension plan gains positively impacted equity by $39.4 million in 2025 compared to a decrease of $11.3 million in 2024. The impact to equity due to other comprehensive income (loss) is not included in regulatory capital.

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
Investment Portfolio
The Company’s investment portfolio consists of U.S. treasuries, government or government-sponsored entity securities, and municipal bonds subject to an investment security policy that is approved annually by the board of directors. As of December 31, 2025, the Company’s investment in U.S government sponsored mortgage-backed securities represented approximately 39% of total investment securities fair value consisting of mortgage bonds issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company in 2025 were within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. As of December 31, 2025, all mortgage-backed securities were performing in a manner consistent with management’s expectations at time of purchase. Municipal securities represented 50% of total investment securities fair value as of December 31, 2025 and were rated investment grade at the time of purchase and continue to be rated investment grade. The Company uses analytics provided by its third party portfolio advisor to evaluate and monitor credit risk for all investments on a quarterly basis. Based upon these analytics as of December 31, 2025, the securities in the combined available-for-sale and held-to-maturity portfolios had an effective duration of approximately 5.94 years. The analysis indicated a negative 6.7% change in market value in the event of a 100 basis point upward, instantaneous rate shock and a positive 6.8% change in market value in the event of a 100 basis point downward, instantaneous rate shock.
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
There were no loan concentrations within industries that exceeded ten percent of total loans, except commercial real estate. Commercial real estate was $2.667 billion, or 49.5%, of total loans at December 31, 2025. The owner occupied commercial real estate portfolio generally represents the financing of factories and operational facilities for the Bank's commercial and industrial borrowers. The Bank’s in-house lending limit was $40.0 million and its calculated legal lending limit was $144.0 million at December 31, 2025. Manufacturing loans are included in the commercial and industrial loans total and are well diversified by industry. Agri-business and agricultural loans represented 7.6% of total loans as of December 31, 2025 and are not concentrated to any agricultural sector. Substantially all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its geographic market areas and to diverse industries. When segmenting the Bank's loan portfolio as of December 31, 2025, the largest segments are multifamily housing, agriculture, the recreational vehicle industry, and industrial commercial real estate which represented 13.6%, 8.8%, 4.5% and 4.0% of total loans, respectively.

The following is a summary of nonperforming loans on an amortized cost basis as of December 31, 2025 and 2024.

(dollars in thousands)	2025	2024
Amount of loans outstanding, net of deferred fees, December 31,	$5,375,349	$5,117,948

Commercial and industrial loans
Past due accruing loans (90 days or more)	0	3
Nonaccrual loans	12,610	52,857
Subtotal nonperforming loans	12,610	52,860
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans	3,854	1,775
Subtotal nonperforming loans	3,854	1,775
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans	48	71
Subtotal nonperforming loans	48	71
Other commercial loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans	0	0
Subtotal nonperforming loans	0	0
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	7	26
Nonaccrual loans	3,969	1,439
Subtotal nonperforming loans	3,976	1,465
Other consumer loans
Past due accruing loans (90 days or more)	0	0
Nonaccrual loans	416	275
Subtotal nonperforming loans	416	275
Total nonperforming loans	$20,904	$56,446

Ratio:
Nonperforming loans to total loans	0.39%	1.10%

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments, other real estate owned and repossessions, the total of which amounted to $20.9 million and $56.9 million at December 31, 2025 and 2024, respectively. Nonperforming loans decreased to 0.4% of total loans at December 31, 2025 compared to 1.1% at December 31, 2024. Nonperforming loans decreased by $35.6 million during 2025, due primarily to the previously disclosed partial charge off of a nonperforming credit during 2025.
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

A loan is individually analyzed for a specific allocation within the allowance for credit losses when full payment under the original loan terms is not expected or when the amount collected is expected to differ materially from the estimate that would be arrived at under the pooled method. Allocations are evaluated in total for smaller-balance loans of similar nature not in nonaccrual status such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans including material modifications made to borrowers experiencing financial difficulty. If a loan is individually analyzed, a portion of the allowance may be specifically allocated so that the loan is reported, net, at the present value of estimated future cash flow or at the fair value of collateral if repayment is expected solely from the collateral.
The total amortized cost basis of nonperforming loans were $20.9 million, or 0.4% of total loans, at December 31, 2025 versus $56.5 million, or 1.1% of total loans, at December 31, 2024. There were 54 relationships totaling $43.0 million classified as individually analyzed as of December 31, 2025 on an amortized cost basis, versus 43 relationships totaling $78.6 million at the end of 2024. The decrease in individually analyzed loans during December 31, 2025 resulted primarily from the aforementioned partial charge off.
Renegotiated loans to borrowers experiencing financial difficulty are those loans for which the Company modifies the terms of loans for borrowers experiencing financial distress by providing the following forms of relief: forgiveness of loan principal, extension of repayment terms, reduction of interest rate or an other than insignificant payment delay. For the year ended December 31, 2025, one material loan modification with a total balance of $1.7 million with total allocations of $204,000 was made to a borrower experiencing financial difficulty. The modification was related to the previously disclosed partial charge-off with a personal guarantor of the loan. The modified note is collateralized by several of the guarantor's commercial and residential real estate properties. For the year ended December 31, 2024, there were no material modifications made to borrowers experiencing financial difficulty.

The following is a summary of the credit loss experience for the years ended December 31, 2025, 2024 and 2023.

(dollars in thousands)	2025	2024	2023
Amount of loans outstanding, net of deferred fees, December 31,	$5,375,349	$5,117,948	$4,916,534
Average daily loans outstanding during the year ended December 31,	$5,223,458	$5,039,406	$4,813,678
Allowance for credit losses, January 1,	$85,960	$71,972	$72,606

Loans charged-off:
Commercial and industrial loans	$28,868	$1,615	$6,341
Commercial real estate and multi-family residential loans	0	840	0
Agri-business and agricultural loans	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans	226	94	163
Other consumer loans	1,320	919	828
Total loans charged-off	30,414	3,468	7,332
Recoveries of loans previously charged-off:
Commercial and industrial loans	960	177	180
Commercial real estate and multi-family residential loans	105	106	322
Agri-business and agricultural loans	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans	69	53	38
Other consumer loans	515	370	308
Total recoveries	1,649	706	848
Net loans charged-off	28,765	2,762	6,484
Provision for credit loss charged to expense	11,800	16,750	5,850
Balance, December 31,	$68,995	$85,960	$71,972

Ratios:
Net charge offs (recoveries) to average daily loans outstanding:
Commercial and industrial loans	0.53%	0.03%	0.13%
Commercial real estate and multi-family residential loans	0.00	0.01	(0.01)
Agri-business and agricultural loans	0.00	0.00	0.00
Other commercial loans	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	0.00	0.00	0.00
Other consumer loans	0.02	0.01	0.01
Total ratio of net charge offs (recoveries)	0.55%	0.05%	0.13%

Allowance for credit losses on loans to:
Total loans	1.28%	1.68%	1.46%
Ratio of allowance for credit losses to nonperforming loans, net of deferred fees	330.06%	152.29%	458.07%

The following is a summary of the allocation for credit losses as of December 31, 2025 and 2024.

(dollars in thousands)	2025	2024
Allocated allowance for credit losses:
Commercial and industrial loans	$28,436	$45,539
Commercial real estate and multi-family residential loans	30,163	30,865
Agri-business and agricultural loans	3,315	3,541
Other commercial loans	1,041	743
Consumer 1-4 family mortgage loans	3,996	3,358
Other consumer loans	1,719	1,531
Total allocated allowance for credit losses	68,670	85,577
Unallocated allowance for credit losses	325	383
Total allowance for credit losses	$68,995	$85,960
At December 31, 2025, the allowance for credit losses was 1.28% of total loans outstanding, versus 1.68% of total loans outstanding at December 31, 2024. Management believes the allowance for credit losses is at a level commensurate with the overall risk exposure of the loan portfolio. The process of identifying expected credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover expected credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the credit loss reserve includes the considerations below.
Loans are charged against the allowance for credit losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate for expected credit losses relating to specifically identified loans based on an analysis of the loans by management, as well as other expected credit losses inherent in the loan portfolio. The analysis takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of individual problem loans, and current and forecasted economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of qualitative and environmental allowance is determined after considering the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality, changes in collateral strength and current economic conditions that may affect the borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans: Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s practice is to establish a specific allocation within the allowance for credit losses for any assets where management has identified conditions or circumstances that indicate an asset is nonperforming. If an asset or portion thereof is classified as loss, the Company’s policy is to either establish a specific allocation for credit losses in the amount of 100% of the portion of the asset classified loss or charge off such amount.
At December 31, 2025, on the basis of management’s review of the loan portfolio, the Company had 96 credits totaling $184.0 million on the classified loan list, which includes Special Mention credits, versus 81 credits totaling $211.1 million on December 31, 2024. The decrease in the classified loan list in 2025 was primarily driven by the previously disclosed partial charge off in settlement of the troubled credit. Excluding this credit, asset quality metrics remained stable and near historical lows despite the heightened uncertainty surrounding the evolving state of US trade policy. The Company remains cautiously optimistic in regards to the credit quality of the loan portfolio given otherwise stable economic conditions within the Company's operating footprint and will continue to actively manage loan portfolio challenges. As of December 31, 2025, the Company had $134.0 million of assets classified as Special Mention, $50.0 million classified as Substandard, $74,000 classified as Doubtful and none classified as Loss as compared to $123.6 million, $44.0 million, $43.5 million and none, respectively, at December 31, 2024. The balances reported in "Note 4 – Allowance for Credit Losses and Credit Quality" include deferred fees and costs. Included in the classified loan amounts above were loans receiving modifications due to financial difficulty experienced by the borrower. One borrower in financial distress with loans totalling $1.7 million and total allocations of $204,000 received a modification for the year ended December 31, 2025. There were no modifications to borrowers experiencing financial difficulty during the year ended December 31, 2024.

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
The allowance for credit losses decreased $17.0 million, or 19.7%, from $86.0 million at December 31, 2024 to $69.0 million at December 31, 2025, due primarily to net charge offs of $28.8 million and offset by provision expense of $11.8 million. Pooled loan allocations increased $2.2 million from $58.4 million at December 31, 2024 to $60.6 million at December 31, 2025. The unallocated component of the allowance for credit losses was $325,000 at December 31, 2025, which decreased $58,000 from $383,000 reported at December 31, 2024. The unallocated component of the allowance for credit losses incorporates the Company’s judgmental determination of expected losses that may not be fully reflected in other allocations.
The Company has experienced organic growth in total loans over the last several years with an increase in gross loans of $257.4 million, or 5.0%, from December 31, 2024 to December 31, 2025. This growth is largely concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining credit loss allocations. Management believes that it is prudent to continue to provide for credit losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.
Watch list loans decreased $27.1 million, or 12.8%, to $184.0 million as of December 31, 2025, compared to $211.1 million at December 31, 2024. Watch list loans represented 3.4% of total loans at December 31, 2025 compared to 4.1% at December 31, 2024. The decrease in watch list loans resulted primarily from a partial charge off of the previously disclosed nonperforming credit, net with other watch list additions and removals. The Company's continued growth strategy promotes diversification among industries as well as continued focus on the enforcement of a disciplined credit culture and a conservative posture in loan work-out situations.
Liquidity Risk
Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. Liquidity is monitored and closely managed by the ALCO Committee.
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. The cash flow from the securities portfolio is expected to provide approximately $134.5 million of potential contingent funding in 2026.
The Bank had total available sources of liquidity totaling $3.526 billion at December 31, 2025 compared to $3.681 billion at December 31, 2024. The Company has approval of $3.747 billion in secondary funding sources available as of December 31, 2025, of which $221.8 million was utilized. The Company had $395.0 million of availability in federal funds lines with thirteen correspondent banks, of which none was drawn on as of December 31, 2025. The Company has board of directors approval to borrow up to $800.0 million at the FHLB, but given the Company’s current collateral structure and outstanding borrowings as of December 31, 2025, the Company could have only borrowed up to $473.6 million under this authority. The Company has additional collateral that could be pledged to the FHLB of $241.8 million as of December 31, 2025 to generate additional liquidity. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $1.190 billion given its current collateral structure at the Federal Reserve Bank discount window program and the terms of that facility at December 31, 2025, with no balances outstanding at December 31, 2025. The Company also has established relationships in the brokered time deposit and brokered money market sectors, as well as the IntraFi Network CDARS One-Way Buy and Insured Cash Sweep One-Way Buy programs, to access these funds when desired with settlement of funds in one to two weeks’ time. The Bank is also a member of the American Financial Exchange ("AFX") where overnight fed funds purchased can be obtained from other banks on the exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an "offer" out to sell that day. As of December 31, 2025, the total amount approved for the Bank via AFX banks was $312.0 million and none was outstanding at year end.

The Company had 90% of its securities, based upon fair market value, in the available-for-sale portfolio at December 31, 2025, allowing the Company extensive flexibility to sell securities to meet funding demands. The remaining portion of investments securities were designated as held-to-maturity. Management believes the majority of the securities in investment portfolio are of high quality and marketable. Approximately 49% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. At December 31, 2025, 93% of municipal securities owned by the Company were AAA or AA rated with a diversified geography of state issuer. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.
The Company has a formalized Contingency Funding Plan ("CFP"). The Board and management recognize the importance of liquidity during times of normal operations and in times of stress. The CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. All liquidity sources are tested annually. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, the Federal Reserve Bank, brokered deposits, one-way buy products via the IntraFi Network (CDARS and Insured Cash Sweeps) and Federal Funds. The CFP also addresses the Bank’s ability to liquidate its securities portfolio or other liquid assets. The CFP funding sources at the holding company level include a holding company committed line of credit that renews annually, as well as the ability to transfer securities from the investment subsidiary of the Bank to the Company. The Company’s committed line of credit has availability up to $30.0 million, of which $13.0 million was drawn upon as of December 31, 2025.
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
The following table discloses information on the maturity of the Company’s contractual long-term obligations as of December 31, 2025.

	Payments Due by Period
(dollars in thousands)	Total	One year or less	2-3 years	4-5 years	After 5 years
Operating leases	$9,354	$971	$1,788	$1,404	$5,191
Pension and SERP plans	1,720	308	465	361	586
Total contractual long-term cash obligations	$11,074	$1,279	$2,253	$1,765	$5,777
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
The following table discloses information on the maturity of the Company’s commitments.

	Amount of Commitment Expiration Per Period
(dollars in thousands)	Total Amount Committed	One year or less	Over one year
Unused loan commitments	$2,626,698	$1,476,785	$1,149,913
Standby letters of credit	47,358	47,358	0
Total commitments and letters of credit	$2,674,056	$1,524,143	$1,149,913

Interest Rate Risk
Interest rate risk is the risk that the estimated fair value of the Company’s assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.
Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. During both 2025 and 2024, the Bank demonstrated a fairly neutral balance sheet structure after a history of more asset sensitivity. Driving this was a shift to shorter-term interest bearing deposit accounts, such as money market accounts, and an increase in deposit accounts with rates directly indexed to the effective federal funds rate. As a result, the Company expects net interest margin to remain relatively stable in the first 100 basis points potential change (decrease or increase) in the federal funds rate due to the more neutral posture for balance sheet sensitivity.
Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board. During 2025 the FOMC decreased the target federal funds rate a total of 75 basis points, following a decline in 2024 of 100 basis points after a combined increase of 525 basis points in 2022 and 2023. Rate decreases were implemented during late 2025 at the September, October and December FOMC meetings. The combined effect of these actions decreased the target federal funds rate to a range of 3.50% to 3.75%. The FOMC statement released for the meeting in December 2025 recognized that inflation had moved up since earlier in the year and remains somewhat elevated. The statement also indicated that the downside risks to employment had risen in recent months. The Committee reaffirmed its dual objective relative to maximum employment and inflation targets. The updated economic projections released at the December meeting project the median federal funds rate decreasing to 3.4% in 2026 (lowering of the target federal funds rate by 25 basis points), with continued easing to 3.1% in 2027. Additionally, the longer run median forecast for the federal funds rate was left unchanged at 3.0%. The combined result of the decrease in the yield on earning assets being more than offset by a decrease in the cost of funds, led to an increase in net interest margin from 3.18% for 2024 to 3.45% for 2025. The Company’s yield on earning assets decreased 18 basis points during 2025 as variable rate loans repriced at lower rates, offset by the positive tailwind of fixed/adjustable rate loans repricing at higher rates as to when they were originated. The commercial loan portfolio represents 88% of the total loan portfolio as of December 31, 2025. Approximately 67% of the commercial loan portfolio are variable rate loans which are primarily indexed to One Month Term SOFR, Prime and FHLB indices. Another factor mitigating the earning asset yield decline was the investment securities yield improving 16 basis points from 2.81% for 2024 to 2.97% for 2025. The decrease in earning asset yields was more than offset by a decrease in the Company's funding costs, primarily as result of continued easing of monetary policy by the Federal Reserve Bank. The rate paid on deposit accounts and purchased funds decreased 45 basis points for 2025, following an increase of 40 basis points in 2024. The Company anticipates that cost of funds would continue to respond favorably to any further monetary policy easing by the Federal Reserve Bank.
Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2026 in response to inflation, economic conditions and geopolitical concerns, the results of any of the administration’s changes to economic policy and laws, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services. The market rates table in Item 7A quantifies the current sensitivity to market rates and demonstrates our more neutral balance sheet compared to a historically more asset sensitive balance sheet.
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
The following table provides information regarding the Company’s financial instruments that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company’s assumptions relative to the impact of interest-rate fluctuations on the prepayment of loans and mortgage-backed securities. Core deposits such as noninterest bearing deposits, interest bearing checking, savings and money market deposits that have no contractual maturity, are shown based on management’s judgment and historical experience that indicates some portion of the balances are retained over time. Weighted-average variable rates are based upon rates existing at the reporting date.

	2025
	Principal/Notional Amount Maturing in:
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	Fair Value 12/31/2025
Rate sensitive assets:
Fixed interest rate loans	$889,225	$406,661	$234,338	$117,310	$58,494	$68,906	$1,774,934	$1,768,386
Average interest rate	5.34%	6.17%	6.46%	6.43%	6.04%	4.99%
Variable interest rate loans	$2,023,375	$502,561	$371,996	$203,950	$128,720	$369,813	$3,600,415	$3,587,133
Average interest rate	6.53%	6.45%	6.43%	6.35%	6.45%	6.36%
Total loans	$2,912,600	$909,222	$606,334	$321,260	$187,214	$438,719	$5,375,349	$5,355,519
Average interest rate	6.17%	6.33%	6.44%	6.38%	6.32%	6.14%
Fixed interest rate securities	$94,160	$74,508	$75,840	$54,809	$52,232	$993,985	$1,345,534	$1,169,572
Average interest rate	2.77%	2.83%	2.61%	2.55%	2.44%	2.50%
Variable interest rate securities	$0	$0	$0	$0	$0	$0	$0	$0
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Other interest-bearing assets	$84,179	$0	$0	$0	$0	$0	$84,179	$84,179
Average interest rate	3.44%	0.00%	0.00%	0.00%	0.00%	0.00%
Total earning assets	$3,090,939	$983,730	$682,174	$376,069	$239,446	$1,432,704	$6,805,062	$6,609,270
Average interest rate	5.99%	6.06%	6.01%	5.82%	5.47%	3.61%
Rate sensitive liabilities:
Noninterest bearing checking	$163,122	$131,724	$107,348	$90,150	$77,333	$651,650	$1,221,327	$1,221,327
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$591,290	$446,548	$373,906	$318,013	$272,996	$1,998,544	$4,001,297	$4,001,297
Average interest rate	2.68%	2.69%	2.76%	2.78%	2.79%	2.60%
Time deposits	$673,136	$65,985	$6,427	$3,771	$1,361	$46	$750,726	$748,798
Average interest rate	3.45%	3.12%	2.98%	2.84%	2.23%	0.50%
Total deposits	$1,427,548	$644,257	$487,681	$411,934	$351,690	$2,650,240	$5,973,350	$5,971,422
Average interest rate	2.74%	2.19%	2.15%	2.17%	2.17%	1.96%
Fixed interest rate borrowings	$170,000	$0	$0	$0	$0	$1,200	$171,200	$170,790
Average interest rate	3.82%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable interest rate borrowings	$13,000	$0	$0	$0	$0	$0	$13,000	$12,997
Average interest rate	6.05%	0.00%	0.00%	0.00%	0.00%	0.00%
Total funds	$1,610,548	$644,257	$487,681	$411,934	$351,690	$2,651,440	$6,157,550	$6,155,209
Average interest rate	2.88%	2.19%	2.15%	2.17%	2.17%	1.96%
Interest rate sensitivity gap by period	$1,480,391	$339,473	$194,493	$(35,865)	$(112,244)	$(1,218,736)
Cumulative rate sensitivity gap	$1,480,391	$1,819,864	$2,014,357	$1,978,492	$1,866,248	$647,512
Cumulative rate sensitivity ratio
at December 31, 2025	191.9%	152.7%	139.9%	91.3%	68.1%	54.0%
at December 31, 2024	177.1%	208.1%	175.8%	135.4%	99.2%	51.6%

The Company utilizes computer modeling software to measure interest rate risk and to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves as well as other factors. The ALCO Committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company’s asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools: GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling, which are constructed, presented and monitored quarterly. Management believes that the Company’s liquidity and interest sensitivity position at December 31, 2025, remained adequate to meet the Company’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places a greater level of credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company’s management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2025 for the next 12 months using a scenario in which interest rates remained unchanged was a negative 12.76% of earning assets.
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
Results for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at December 31, 2025. The net interest income shown represents cumulative net interest income over a twelve-month time horizon.

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$234,446	$229,750	$232,700	$234,377	$234,662	$234,672	$234,192	$233,847	$233,162	$231,539	$229,671
Variance from Base		($4,696)	($1,746)	($69)	$216	$226	($254)	($599)	($1,284)	($2,907)	($4,775)
Percent of change from Base		(2.00)%	(0.74)%	(0.03)%	0.09%	0.10%	(0.11)%	(0.26)%	(0.55)%	(1.24)%	(2.04)%
For more information on the Company’s interest rate sensitivity see the Interest Rate Risk discussion in Item 7A. above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of Lakeland Financial Corporation
Warsaw, Indiana
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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

Allowance for Credit Losses (ACL) – Qualitative Adjustments
The Company recognizes the expected credit losses over the contractual lives of financial asset carried at amortized costs, including loans receivables, utilizing the Current Expected Credit Losses (“CECL”) methodology. As of December 31, 2025, the ACL balance was $68,995,000. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. The Company utilized a Probability of Default/ Loss Given Default model derived from historical charge-off data to construct a loss rate for each identified loan segment. The loss rates, subject to a floor, are then adjusted, for reasonable and supportable forecasts of relevant economic indicators as well as other environmental factors based on the risks present for each portfolio segment. The environmental factors (“qualitative adjustments”) include consideration of portfolio trends and conditions; industry conditions; and effects of changes in credit concentrations.
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
•Substantively testing management's determination of the qualitative adjustments used in the ACL estimate, including:
◦Testing management's process for developing the qualitative adjustments, which included assessing the relevance and reliability of data used to develop the qualitative adjustments, including evaluating their judgments and assumptions for reasonableness. Among other procedures, our evaluation considered evidence from internal and external sources.
◦Analytically evaluating the qualitative adjustments for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.
◦Testing the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.
/s/ Crowe LLP
Crowe LLP
We have served as the Company's auditor since 1983.
Indianapolis, Indiana
February 25, 2026

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

December 31	2025	2024
ASSETS
Cash and due from banks	$57,139	$71,733
Short-term investments	84,179	96,472
Total cash and cash equivalents	141,318	168,205

Securities available-for-sale, at fair value	1,052,062	991,426
Securities held-to-maturity, at amortized cost (fair value of $117,510 and $113,107 respectively)	133,208	131,568
Real estate mortgage loans held-for-sale	2,707	1,700

Loans, net of allowance for credit losses of $68,995 and $85,960	5,306,354	5,031,988

Land, premises and equipment, net	65,542	60,489
Bank owned life insurance	129,978	113,320
Federal Reserve and Federal Home Loan Bank stock	21,420	21,420
Accrued interest receivable	28,997	28,446
Goodwill	4,970	4,970
Other assets	103,466	124,842
Total assets	$6,990,022	$6,678,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest bearing deposits	$1,221,327	$1,297,456
Interest bearing deposits	4,752,023	4,603,510
Total deposits	5,973,350	5,900,966

Borrowings - Federal Home Loan Bank advances:
Short-term advance	170,000	0
Long-term advance	1,200	0
Other borrowings	13,000	0
Total borrowings	184,200	0

Accrued interest payable	8,868	15,117
Other liabilities	61,112	78,380
Total liabilities	6,227,530	5,994,463

Commitments, off-balance sheet risks and contingencies (Notes 1 and 17)

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
26,023,644 shares issued and 25,219,634 outstanding as of December 31, 2025
25,978,831 shares issued and 25,509,592 outstanding as of December 31, 2024	136,965	129,664
Retained earnings	788,345	736,412
Accumulated other comprehensive income (loss)	(127,137)	(166,500)
Treasury stock, at cost (804,010 shares and 469,239 shares as of December 31, 2025 and 2024, respectively)	(35,770)	(15,754)
Total stockholders’ equity	762,403	683,822
Noncontrolling interest	89	89
Total equity	762,492	683,911
Total liabilities and equity	$6,990,022	$6,678,374
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)

Years Ended December 31	2025	2024	2023
NET INTEREST INCOME
Interest and fees on loans
Taxable	$335,856	$335,639	$304,130
Tax exempt	1,186	2,126	3,885
Interest and dividends on securities
Taxable	14,055	12,048	13,153
Tax exempt	15,650	15,714	16,396
Other interest income	6,988	7,631	5,703
Total interest income	373,735	373,158	343,267

Interest on deposits	150,732	172,759	137,791
Interest on short-term borrowings	1,986	3,720	8,441
Total interest expense	152,718	176,479	146,232

NET INTEREST INCOME	221,017	196,679	197,035

Provision for credit losses	11,800	16,750	5,850

NET INTEREST INCOME AFTER PROVISION FOR
CREDIT LOSSES	209,217	179,929	191,185

NONINTEREST INCOME
Wealth advisory fees	11,365	10,469	9,080
Investment brokerage fees	2,198	1,894	1,815
Service charges on deposit accounts	11,474	11,157	10,773
Loan and service fees	12,294	11,832	11,750
Merchant and interchange fee income	3,416	3,542	3,651
Bank owned life insurance income	4,256	4,210	3,133
Interest rate swap fee income	83	0	794
Mortgage banking income (loss)	134	116	(254)
Net securities gains (losses)	0	(46)	(25)
Net gain on Visa shares	0	8,996	0
Other income	2,751	4,674	9,141
Total noninterest income	47,971	56,844	49,858

NONINTEREST EXPENSE
Salaries and employee benefits	75,293	66,728	59,147
Net occupancy expense	7,524	6,865	6,360
Equipment costs	5,716	5,612	5,632
Data processing fees and supplies	16,534	15,161	14,003
Corporate and business development	5,277	4,965	4,807
FDIC insurance and other regulatory fees	3,361	3,465	3,363
Professional fees	7,698	8,950	8,583
Wire fraud loss	0	0	18,058
Other expense	10,202	13,338	10,757
Total noninterest expense	131,605	125,084	130,710

INCOME BEFORE INCOME TAX EXPENSE	125,583	111,689	110,333
Income tax expense	22,222	18,211	16,566
NET INCOME	$103,361	$93,478	$93,767

BASIC WEIGHTED AVERAGE COMMON SHARES	25,687,159	25,676,543	25,604,751

BASIC EARNINGS PER COMMON SHARE	$4.02	$3.64	$3.67

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,799,047	25,769,018	25,723,165

DILUTED EARNINGS PER COMMON SHARE	$4.01	$3.63	$3.65

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

Years Ended December 31	2025	2024	2023
Net income	$103,361	$93,478	$93,767
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	47,820	(16,530)	40,639
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity	1,957	1,962	1,987
Reclassification adjustment for losses included in net income	0	46	25
Net securities gain (loss) activity during the period	49,777	(14,522)	42,651
Tax effect	(10,454)	3,050	(8,957)
Net of tax amount	39,323	(11,472)	33,694
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	0	160	(13)
Amortization of net actuarial loss	53	62	59
Net gain on activity during the period	53	222	46
Tax effect	(13)	(55)	(12)
Net of tax amount	40	167	34
Total other comprehensive income (loss), net of tax	39,363	(11,305)	33,728
Comprehensive income	$142,724	$82,173	$127,495
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands, except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity	Interest	Equity

Balance at January 1, 2023	25,349,225	$127,004	$646,100	$(188,923)	$(15,383)	$568,798	$89	$568,887
Net income			93,767			93,767		93,767
Other comprehensive income, net of tax				33,728		33,728		33,728
Cash dividends declared, $1.84 per share			(47,107)			(47,107)		(47,107)
Treasury shares purchased under deferred directors' plan	(10,073)	575			(575)	0		0
Treasury shares sold and distributed under deferred directors’ plan	12,855	(405)			405	0		0
Stock activity under equity incentive plans	78,559	(3,135)				(3,135)		(3,135)
Stock based compensation expense		3,653				3,653		3,653
Balance at December 31, 2023	25,430,566	$127,692	$692,760	$(155,195)	$(15,553)	$649,704	$89	$649,793
Impact of ASU 2023-02, net of tax			(532)			(532)		(532)
Adjusted Balance at January 1, 2024	25,430,566	127,692	692,228	(155,195)	(15,553)	649,172	89	649,261
Net income			93,478			93,478		93,478
Other comprehensive loss, net of tax				(11,305)		(11,305)		(11,305)
Cash dividends declared, $1.92 per share			(49,294)			(49,294)		(49,294)
Treasury shares purchased under deferred directors’ plan	(9,394)	592			(592)	0		0
Treasury shares sold and distributed under deferred directors’ plan	13,275	(391)			391	0		0
Stock activity under equity incentive plans	75,145	(2,815)				(2,815)		(2,815)
Stock based compensation expense		4,586				4,586		4,586
Balance at December 31, 2024	25,509,592	$129,664	$736,412	$(166,500)	$(15,754)	$683,822	$89	$683,911
Net income			103,361			103,361		103,361
Other comprehensive income, net of tax				39,363		39,363		39,363
Cash dividends declared, $2.00 per share			(51,428)			(51,428)		(51,428)
Treasury shares purchased under share repurchase plan	(337,890)				(19,779)	(19,779)		(19,779)
Treasury shares purchased under deferred directors’ plan	(9,625)	612			(612)	0		0
Treasury shares sold and distributed under deferred directors’ plan	12,744	(375)			375	0		0
Stock activity under equity incentive plans	44,813	(1,493)				(1,493)		(1,493)
Stock based compensation expense		8,557				8,557		8,557
Balance at December 31, 2025	25,219,634	$136,965	$788,345	$(127,137)	$(35,770)	$762,403	$89	$762,492
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Years Ended December 31	2025	2024	2023
Cash flows from operating activities:
Net income	$103,361	$93,478	$93,767
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,978	5,953	6,173
Provision for credit losses	11,800	16,750	5,850
Net (gain) loss on sale and write down of other real estate owned	(365)	23	0
Net change in loan servicing rights valuation allowance	446	497	540
Loans originated for sale, including participations	(18,180)	(20,969)	(8,601)
Net gain on sales of loans	(567)	(556)	(292)
Proceeds from sale of loans, including participations	17,554	20,836	8,022
Net gain on Visa shares	0	(8,996)	0
Net loss on sale of premises and equipment	85	81	3
Net loss on sales and calls of securities available-for-sale	0	46	25
Net securities amortization	4,014	4,796	4,915
Stock based compensation expense	8,557	4,586	3,653
Earnings on life insurance	(4,256)	(4,210)	(3,133)
Gain on life insurance	(220)	(243)	(131)
Tax (benefit) expense of stock award issuances	136	(215)	(718)
Net change:
Interest receivable and other assets	(162)	1,284	(6,169)
Interest payable and other liabilities	(13,294)	(10,656)	10,077
Total adjustments	11,526	9,007	20,214
Net cash from operating activities	114,887	102,485	113,981
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	0	7,136	105,175
Proceeds from sales of Visa shares	0	8,996	0
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	66,834	59,669	71,833
Proceeds from maturities, calls and principal paydowns of securities held-to-maturity	0	0	5
Purchases of securities available-for-sale	(83,347)	(27,517)	(7,178)
Purchase of life insurance	(12,867)	(331)	(258)
Net (increase) decrease in total loans	(286,166)	(204,176)	(212,906)
Proceeds from sales of land, premises and equipment	6	10	13
Purchases of land, premises and equipment	(11,122)	(8,634)	(5,991)
Purchases of Federal Home Loan Bank stock	0	0	(5,625)
Proceeds from sales of other real estate owned	646	76	0
Proceeds from life insurance	595	536	0
Net cash from investing activities	(325,421)	(164,235)	(54,932)
Cash flows from financing activities:
Net increase in total deposits	72,384	180,441	259,905
Net increase (decrease) in other borrowings	13,000	0	(22,000)
Payments on short-term FHLB borrowings,net	0	0	0
Proceeds from (payments on) short-term FHLB borrowings, net	170,000	(50,000)	(225,000)
Proceeds from long-term FHLB borrowings	1,200	0	0
Common dividends paid	(51,415)	(49,281)	(47,094)
Preferred dividends paid	(13)	(13)	(13)
Payments related to equity incentive plan	(1,493)	(2,815)	(3,135)
Purchase of treasury stock	(20,391)	(592)	(575)
Sales of treasury stock	375	391	405
Net cash from financing activities	183,647	78,131	(37,507)
Net change in cash and cash equivalents	(26,887)	16,381	21,542
Cash and cash equivalents at beginning of the year	168,205	151,824	130,282
Cash and cash equivalents at end of the year	$141,318	$168,205	$151,824
Cash paid during the year for:
Interest	$158,967	$185,256	$128,525
Income taxes	16,736	23,750	14,075
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	0	0	284
Right-of-use assets obtained in exchange for lease liabilities	926	2,699	0
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
The Company provides financial services through the Bank, a full-service commercial bank with 55 branch offices in fifteen counties in Northern and Central Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as mobile business banking and online treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. Retail and commercial clients utilize the Lake City Bank Digital application to access and transact banking transactions. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing services. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Private banking services, which include a comprehensive set of personalized credit and banking solutions, trust and fiduciary services, and estate and financial planning consulting services, are available to certain wealth advisory clients. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.
Use of Estimates:
To prepare financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ.
Cash Flows:
Cash and cash equivalents include cash, demand deposits in other financial institutions and short-term investments and certificates of deposit with maturities of 90 days or less. Short-term investments includes interest bearing deposits. Cash flows are reported net for customer loan and deposit transactions, and certain short-term borrowings.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

A portion of the municipal bond portfolio is classified as held-to-maturity. The Company measures expected credit losses on investment securities held-to-maturity on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Company's portfolio have been insignificant. After completing this assessment, the Company determined any credit losses as of December 31, 2025 and 2024 were not material to the consolidated financial statements.

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
The recorded investment in loans is the loan balance net of unamortized deferred loan fees and costs. The total amount of loans accrued interest as of December 31, 2025 and 2024 was $20.7 million and $20.3 million.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers' ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default ("PD/LGD") model, subject to a floor. A default can be triggered by one of several asset quality factors, including past due status, nonaccrual status, material modification to a borrower experiencing financial difficulty or if the loan has had a charge off. This PD is then combined with a LGD derived from historical charge off data to construct a loss rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee's Summary of Economic Projections, as well as portfolio trends based on the risks present for each portfolio segment. These environmental factors include consideration of portfolio trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and pooled. These two components represent the total allowance for credit losses deemed adequate to cover expected losses within the loan portfolio.
Commercial loans are subject to a dual standardized grading process administered by the credit administration function. These grade assignments are performed independent of each other, and a consensus is reached by credit administration and the loan officer. Individual allowances are established in cases where management has identified significant conditions or circumstances related to a specific credit that indicate it should be analyzed on an individual basis. Considerations with respect to allocations for these individually analyzed credits include, but are not limited to, the following: (a) the sufficiency of the customer's cash flow or net worth to repay the loan; (b) the adequacy of the discounted value of collateral relative to the loan balance; (c) whether the loan has been criticized in a regulatory examination; (d) whether the loan is nonperforming; (e) any other reasons the ultimate collectability of the loan may be in question; or (f) any unique loan characteristics that require special monitoring.
Allocations are also applied to categories of loans considered not to be individually analyzed, but for which the rate of loss is expected to be consistent with or greater than historical averages. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values. These general pooled loan allocations are performed for portfolio segments of commercial and industrial; commercial real estate, multi-family, and construction; agri-business and agricultural; other commercial loans; and consumer 1-4 family mortgage and other consumer loans. Pooled allocations of the allowance are determined by a historical loss rate based on the calculation of each pool's probability of default-loss given default, subject to a floor. The length of the historical period for each pool is based on the average life of the pool. The historical loss rates are all supplemented with consideration of economic conditions and portfolio trends. The risk characteristics of each of the identified portfolio segments are as follows:
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
A loan is analyzed for specific allocation when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Allocations are analyzed specifically or in total for smaller-balance loans of similar nature such as all classes of consumer 1-4 family and other consumer loans, and specifically for all classes of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural and other commercial loans. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $250,000. Factors considered by management in determining individual analysis include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually analyzed. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s original rate or at the fair value of collateral less anticipated costs to sell. All classes of commercial and industrial, commercial real estate and multifamily residential, agri-business and agricultural, other commercial, consumer 1-4 family mortgage loans and other consumer loans that become delinquent beyond 90 days are analyzed and a charge off is taken when it is determined that the underlying collateral, if any, is not sufficient to offset the indebtedness.
Loans, for which the terms have been modified for borrowers experiencing financial difficulty and a concession has been granted that could materially change the Company's expected future cash flows, are classified as individually analyzed and may be either accruing or non-accruing. Modifications to borrowers experiencing financial difficulty on nonaccrual status follow the same policy as described above for other loans. Individual analysis for modifications to borrowers experiencing financial difficulty is measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at discounted collateral value for collateral dependent loans.
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
Investments in Limited Partnerships and Limited Liability Companies:
The Company enters into and invests in limited partnerships in order to support Community Reinvestment Act activities. The Company invests in Small Business Investment Company Program funds, a mission-driven financial institutions fund, a qualifying Minority Depository Institution, and a technology consortium fund. The Company is a limited partner or limited member in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
carrying amount may not be recoverable. The investments recorded at December 31, 2025 and 2024 were $11.4 million and $7.6 million, respectively and are included with other assets in the consolidated balance sheet.
Investments in Tax Credit Structures:
The Company invests in tax credit structures. At December 31, 2025 and 2024, the balance of investments in tax credit structures was $6.3 million and $7.2 million respectively. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to these investments in tax credit structures totaled $2.4 million and $3.8 million at December 31, 2025 and 2024, respectively. The Company expects to fulfill these commitments during the next 15 years.
The Company adopted the proportional amortization method for accounting for investments in tax credit structures effective January 1, 2024. Prior to this, these investments were accounted for using the equity method. During the years ended December 31, 2025 and 2024, the Company recognized amortization expense of $900,000 and $794,000, which was included within income tax expense on the consolidated statements of income. During the year ended December 31, 2023, the Company recognized amortization expense (investment loss) of $592,000, which was included within other noninterest income on the consolidated statements of income. Additionally, during the years ended December 31, 2025, 2024 and 2023, the Company recognized tax credits and other benefits from its investment in tax credit structures of $920,000, $807,000 and $713,000, respectively, which was included within income tax expense on the consolidated statements of income and in cash flows from operations on our consolidated statements of cash flows.
Foreclosed Assets:
Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2025 and 2024, the balance of other real estate owned was zero and $284,000, respectively, and is included with other assets on the consolidated balance sheet.
Land, Premises and Equipment, Net:
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises and improvements assets have useful lives between 5 and 40 years. Equipment and furniture assets have useful lives between 3 and 7 years.
Loan Servicing Rights:
Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking income. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The amortization of servicing rights is netted against mortgage banking income. Servicing fees were $1.1 million for the years ended December 31, 2025 and 2024, and $1.2 million for the year ended December 31, 2023. Late fees and ancillary fees related to loan servicing are not material.
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
The carrying value of mortgage servicing rights, which is included with other assets in the consolidated balance sheet, was $1.6 million and $1.9 million as of December 31, 2025 and 2024, respectively. Mortgage loans serviced for others are not

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $294.5 million and $313.0 million at December 31, 2025 and 2024, respectively. Custodial escrow balances maintained in connection with serviced loans were $1.7 million at December 31, 2025 and 2024.
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
Interest Rate Swap Derivatives:
The Company offers a derivative product to certain creditworthy commercial banking customers. This product allows the commercial banking customers to enter into an agreement with the Company to swap a variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the borrower’s interest rate exposure. The extension of credit incurred in connection with these derivative products is subject to the same approval and underwriting standards as traditional credit products. The Company limits its risk exposure by simultaneously entering into a similar, offsetting swap agreement with a separate, well capitalized and highly rated counterparty previously approved by the Company’s Asset Liability Committee. By using these interest rate swap arrangements, the Company is also better insulated from the interest rate risk associated with underwriting fixed-rate loans and is better able to meet customer demand for fixed rate loans. These derivative contracts are not designated against specific assets or liabilities and, therefore, do not qualify for hedge accounting. The derivatives are recorded as assets and liabilities on the balance sheet at fair value with changes in fair value recorded in non-interest income for both the commercial banking customer swaps and the related offsetting swaps. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with ASC 820), resulting in some potential volatility in earnings each period. Cash flow activity is recorded through other assets and other liabilities.
The notional amount of the combined interest rate swaps with customers and counterparties at December 31, 2025 and 2024 was $573.7 million and $744.8 million, respectively. The fair value of the interest rate swap asset was $14.6 million and $25.4 million and the fair value of the interest rate swap liability was $14.6 million and $25.4 million at December 31, 2025 and 2024, respectively.
The Company was a party in a risk participation transaction of an interest rate swap, which had a total notional amount of zero and $4.9 million at December 31, 2025 and 2024.
Bank Owned Life Insurance:
At December 31, 2025 and 2024, the Company owned $123.0 million and $107.3 million, respectively, of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2025 and December 31, 2024, the Company also owned $7.0 million and $6.0 million, respectively, of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

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
Long-term Assets:
Premises and equipment, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. There was no such impairment identified for the years ended December 31, 2025, 2024 and 2023.
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
A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more likely of being realized on examination than not. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded
The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Earnings Per Common Share:
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, restricted stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2025 and 2024 were 804,010 and 469,239 shares, respectively. Common stock that has been purchased under the directors’ deferred compensation plan, described above, is included in the treasury stock total and represented 177,019 and 180,138 shares of treasury stock as of December 31, 2025 and 2024, respectively. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share. During the year ended December 31, 2025, the Company repurchased 337,890 shares of its common shares at a weighted average price of $58.03 per share. Treasury stock is carried at cost using the treasury stock method.
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
As previously disclosed, in July 2019, the Bank discovered potentially fraudulent activity by a former treasury management client involving multiple banks. The former client subsequently filed several bankruptcy cases, captioned In re Interlogic Outsourcing, Inc., et al., which were filed in the United States Bankruptcy Court for the Western District of Michigan. In June 2024, the Bank and other remaining individual defendants settled the matter with the liquidating trustee and the case was dismissed with prejudice. A $4.5 million accrual was recognized related to the resolution of this matter and paid during 2024. The expense was recorded within other expense on the consolidated statements of income during the year ended December 31, 2024.
Restrictions on Cash:
The Federal Reserve Bank eliminated the reserve requirement for all depository institutions in March of 2020. Therefore, the Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2025 and 2024.
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
Operating Segments:
The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on consolidated basis by Management Committee, which is considered to be the Company's Chief Operating Decision Maker ("CODM"). Management Committee includes the following officers of the Company: Chairman of the Board and Chief Executive Officer; President; Executive Vice President, Chief Financial Officer; Executive Vice President, Chief Commercial Banking Officer; Executive Vice President, Chief Retail Banking Officer; Executive Vice President, Chief Credit Officer; Senior Vice President, Chief Wealth Advisory Officer; Senior Vice President, Chief Human Resources Officer; and Senior Vice President, General Counsel. Financial performance is reported to the CODM monthly, and the primary measure of performance is consolidated net income. The allocation of resources throughout the Company is determined annually based upon consolidated net income performance. The presentation of financial performance to the CODM is consistent with amounts and financial statement lines items shown in the Company's consolidated balance sheets and consolidated statements of income. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, net occupancy expense, equipment costs, data processing fees and supplies, and professional fees.
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
The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The amendments in this

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
update require a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. This standard did not have an impact on the Company's consolidated financial statements based upon the nature of the Company's current operations.
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
The amendments in this update are effective for public business entities for annual periods beginning after December 31, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis, however retrospective application is permitted. The Company adopted ASU 2023-09 on January 1, 2025, however the adoption of this update did not have a material impact on the year-end consolidated financial statements and related footnotes.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
The amendments in this update remove all references to linear project stages, and instead require an entity to start capitalizing software costs when both of the following occur: (1) Management has authorized and committed to funding the software project and (2) It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (referred to as "significant development uncertainty"). The two factors to consider in determining whether the re is significant development uncertainty are whether: (1) The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing and (2) The entity has determined what it needs the software to do, including whether the entity has identified or continues to substantially revise the software's significant performance requirements. The amendments in the update specify that internal-use software costs must be disclosed according to applicable property, plant and equipment guidance, regardless of how such costs are presented in the financial statements. Furthermore, the amendments in the update supersede website development costs guidance and incorporate the recognition requirements for website-specific development costs into Subtopic 350-40.
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
On November 12, 2025, the FASB issued ASU 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans", to expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this update, loans (excluding credit cards) acquired without credit deterioration and deemed "seasoned" are purchased seasoned loans and are accounted for using the gross-up approach at acquisition. Specifically, after an entity determines that a loan is a non-purchased financial asset with credit deterioration ("PCD") asset based on its

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
assessment of credit deterioration experienced since origination, the entity should apply the guidance described in the amendments to determine whether the loan is seasoned and, therefore, should be accounted for using the gross-up approach. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans.
The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. The amendments in this update should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which the financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim reporting period, it should apply the amendments as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not anticipate this standard will have an impact on the Company's financial statements based upon the nature of the Company's current operations.
On December 8, 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow Scope Improvements", to improve the guidance in Topic 270, by clarifying interim disclosure requirements and the applicability of Topic 270. The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the Board focused on identifying the interim disclosures that are currently required under GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle, which is modeled after a previous SEC disclosure requirement, is to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. The amendments in this update also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The Board expects these clarifications will enhance consistency in interim financial reporting in interim for all entities and considers the amendments to be necessary to reflect the development of interim reporting over time.
The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2027, for entities other than public business entities. Early adoption is permitted for all entities, and can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this update on its financial disclosures, however does not expect the adoption of this update to have a material impact on the consolidated financial statements.
On December 17, 2025, the FASB issued ASU 2025-12, "Codification Improvements". The amendments in this update represent changes that (1) clarify, (2) correct errors or (3) make minor improvements to the Codification. The amendments are intended to make the Codification easier to understand and apply. The amendments in this update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear. The amendments in this update are effective for all entities for annual reporting beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes the interim period. An entity may elect to early adopt the amendments on an issue-by-issue basis. For example, an entity may decide to early adopt certain amendments and adopt the remaining amendments at the effective date. An entity may also elect the transition method on an issue-by-issue basis. For example, it may apply certain amendments prospectively while applying others retrospectively. The Company is currently evaluating the impact of the update on its financial disclosures, however does not expect the adoption of this update to have a material impact on the consolidated financial statements.

NOTE 2 – SECURITIES
Debt securities purchased with the intent and ability to hold to their maturity are classified as held-to-maturity securities. All other investment securities are classified as available-for-sale securities.
Available-for-Sale Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, 2025 and 2024 is presented in the tables below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
2025
U.S. Treasury securities	$10,117	$2	$0	$0	$10,119
U.S. government sponsored agencies	136,772	82	(21,164)	0	115,690
Mortgage-backed securities: residential	506,734	892	(53,463)	0	454,163
State and municipal securities	541,694	131	(69,735)	0	472,090
Total	$1,195,317	$1,107	$(144,362)	$0	$1,052,062

2024
U.S. government sponsored agencies	$137,150	$0	$(27,715)	$0	$109,435
Mortgage-backed securities: residential	500,278	83	(77,952)	0	422,409
State and municipal securities	545,073	17	(85,508)	0	459,582
Total	$1,182,501	$100	$(191,175)	$0	$991,426
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross gains and unrealized gains and losses at December 31, 2025 and 2024 is presented in the tables below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
2025
State and municipal securities	$133,208	$0	$(15,698)	$0	$117,510

2024
State and municipal securities	$131,568	$0	$(18,461)	$0	$113,107
The Company has the current intent and ability to hold the transferred securities until maturity. All of the Company's securities designated as held-to-maturity were transferred from the available-for-sale classification. The net unrealized gain or loss on the transferred securities was recorded as a component of accumulated other comprehensive income (loss) at the time of the transfer and is amortized over the remaining life of the underlying securities as an adjustment to the yield on those securities. The net amount of the unrealized loss on the securities included in accumulated other comprehensive income (loss) was $17.0 million ($13.4 million, net of tax) at December 31, 2025.
Information regarding the fair value and amortized cost of available-for-sale and held-to-maturity debt securities by maturity as of December 31, 2025 is presented one the next page. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

NOTE 2 – SECURITIES (continued)

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	22,674	22,341	0	0
Due after five years through ten years	97,616	91,904	7,353	6,802
Due after ten years	568,293	483,654	125,855	110,708
	688,583	597,899	133,208	117,510
Mortgage-backed securities	506,734	454,163	0	0
Total debt securities	$1,195,317	$1,052,062	$133,208	$117,510
Security proceeds, gross gains and gross losses for 2025, 2024 and 2023 were as follows:

(dollars in thousands)	2025	2024	2023
Sales of securities available-for-sale
Proceeds	$0	$7,136	$105,175
Gross gains	0	0	439
Gross losses	0	(46)	(464)
Number of securities	0	15	115
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

Securities with fair values of $546.8 million and $560.2 million were pledged as of December 31, 2025 and 2024, respectively, as collateral for borrowings from the FHLB and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities securities with unrealized losses as of December 31, 2025 and 2024 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2025
U.S. Treasury securities	$5,107	$0	$0	$0	$5,107	$0
U.S. government sponsored agencies	0	0	105,609	21,164	105,609	21,164
Mortgage-backed securities: residential	14,397	106	374,383	53,357	388,780	53,463
State and municipal securities	13,807	24	440,935	69,711	454,742	69,735
Total temporarily impaired	$33,311	$130	$920,927	$144,232	$954,238	$144,362

2024
U.S. government sponsored agencies	$0	$0	$109,435	$27,715	$109,435	$27,715
Mortgage-backed securities: residential	23,204	249	390,483	77,703	413,687	77,952
State and municipal securities	12,928	439	443,569	85,069	456,497	85,508
Total temporarily impaired	$36,132	$688	$943,487	$190,487	$979,619	$191,175

NOTE 2 – SECURITIES (continued)
Information regarding held-to-maturity securities with unrealized losses as of December 31, 2025 and 2024 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2025
State and municipal securities	$0	$0	$117,510	$15,698	$117,510	$15,698

2024
State and municipal securities	$0	$0	$113,107	$18,461	$113,107	$18,461
The number of securities with unrealized losses as of December 31, 2025 and 2024 is presented below.

	Available-for-Sale			Held-to-Maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
2025
U.S. Treasury securities	1	0	1	0	0	0
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	3	120	123	0	0	0
State and municipal securities	17	378	395	0	41	41
Total temporarily impaired	21	515	536	0	41	41

2024
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	9	124	133	0	0	0
State and municipal securities	23	392	415	0	41	41
Total temporarily impaired	32	533	565	0	41	41
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
No allowance for credit losses for available-for-sale or held-to-maturity securities was recorded at December 31, 2025 or 2024. Accrued interest receivable on available-for-sale and held-to-maturity debt securities totaled $7.8 million and $7.5 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.

NOTE 2 – SECURITIES (continued)
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
In 2024, Visa Inc. announced an exchange offer for Visa Class B-1 common stock. At the time of the announcement the Bank held 23,804 shares of stock which were being carried at a historical cost basis of zero on the Company's consolidated balance sheet. The Bank elected to enter the exchange program and tendered all of its shares of Class B-1 common stock. The tender was accepted by Visa in exchange for a combination of its Class B-2 common stock and Class C common stock, which were carried by the Bank at fair value. After the completion of the exchange, the Bank converted its remaining Class B-2 common stock to Class C common stock and liquidated all shares resulting in a net gain of $9.0 million that was recognized in 2024. The Bank remains a party to a makewhole agreement with Visa as a requirement of entering the exchange. The Bank did not record a liability as related to the terms of the agreement at December 31, 2025 or 2024 as a loss was neither probable nor estimable at the time.

NOTE 3 – LOANS
Total loans outstanding as of the years ended December 31, 2025 and 2024 consisted of the following:

(dollars in thousands)	2025	2024
Commercial and industrial loans:
Working capital lines of credit loans	$711,742	$649,609
Non-working capital loans	841,947	801,256
Total commercial and industrial loans	1,553,689	1,450,865

Commercial real estate and multi-family residential loans:
Construction and land development loans	497,239	567,781
Owner occupied loans	807,335	807,090
Nonowner occupied loans	923,708	872,671
Multi-family loans	438,233	344,978
Total commercial real estate and multi-family residential loans	2,666,515	2,592,520

Agri-business and agricultural loans:
Loans secured by farmland	155,073	156,609
Loans for agricultural production	251,783	230,787
Total agri-business and agricultural loans	406,856	387,396

Other commercial loans	97,381	95,584
Total commercial loans	4,724,441	4,526,365

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	267,134	259,286
Open end and junior lien loans	251,185	214,125
Residential construction and land development loans	18,873	16,818
Total consumer 1-4 family mortgage loans	537,192	490,229

Other consumer loans	116,224	104,041
Total consumer loans	653,416	594,270
Gross loans	5,377,857	5,120,635
Less: Allowance for credit losses	(68,995)	(85,960)
Net deferred loan fees	(2,508)	(2,687)
Loans, net	$5,306,354	$5,031,988
The recorded investment in loans does not include accrued interest, which totaled $20.7 million and $20.3 million at December 31, 2025 and 2024, respectively.
The Company had $1.5 million and $424,000 in residential real estate loans in process of foreclosure as of December 31, 2025 and 2024, respectively.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
The following tables present the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2025, 2024 and 2023:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
2025
Beginning balance	$45,539	$30,865	$3,541	$743	$3,358	$1,531	$383	$85,960
Provision for credit losses	10,805	(807)	(226)	298	795	993	(58)	11,800
Loans charged-off	(28,868)	0	0	0	(226)	(1,320)	0	(30,414)
Recoveries	960	105	0	0	69	515	0	1,649
Net loans (charged-off) recovered	(27,908)	105	0	0	(157)	(805)	0	(28,765)
Ending balance	$28,436	$30,163	$3,315	$1,041	$3,996	$1,719	$325	$68,995

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
2024
Beginning balance	$30,338	$31,335	$4,150	$1,129	$3,474	$1,174	$372	$71,972
Provision for credit losses	16,639	264	(609)	(386)	(75)	906	11	16,750
Loans charged-off	(1,615)	(840)	0	0	(94)	(919)	0	(3,468)
Recoveries	177	106	0	0	53	370	0	706
Net loans (charged-off) recovered	(1,438)	(734)	0	0	(41)	(549)	0	(2,762)
Ending balance	$45,539	$30,865	$3,541	$743	$3,358	$1,531	$383	$85,960

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multi-family Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
2023
Beginning balance	$35,290	$27,394	$4,429	$917	$3,001	$1,021	$554	$72,606
Provision for credit losses	1,209	3,619	(279)	212	598	673	(182)	5,850
Loans charged-off	(6,341)	0	0	0	(163)	(828)	0	(7,332)
Recoveries	180	322	0	0	38	308	0	848
Net loans (charged-off) recovered	(6,161)	322	0	0	(125)	(520)	0	(6,484)
Ending balance	$30,338	$31,335	$4,150	$1,129	$3,474	$1,174	$372	$71,972

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

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following tables summarize the risk category of loans by loan segment and origination date as of December 31, 2025 and 2024. Balances presented are at the amortized cost basis by origination year.

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$5,863	$1,405	$19	$63	$1,066	$334	$8,750	$633,270	$642,020
Special Mention	0	0	0	0	0	0	0	38,014	38,014
Substandard	300	0	2,057	924	211	230	3,722	27,759	31,481
Total	6,163	1,405	2,076	987	1,277	564	12,472	699,043	711,515
Working capital lines of credit loans:
Current period gross write offs	0	0	0	28,607	0	12	28,619	45	28,664
Non-working capital loans:
Pass	210,230	109,036	101,984	114,735	32,420	20,755	589,160	204,275	793,435
Special Mention	5,819	2,671	154	8,359	7,024	5,060	29,087	7,493	36,580
Substandard	314	327	1,998	1,543	105	3,913	8,200	391	8,591
Doubtful	0	0	0	0	0	74	74	0	74
Not Rated	939	322	767	558	107	173	2,866	0	2,866
Total	217,302	112,356	104,903	125,195	39,656	29,975	629,387	212,159	841,546
Non-working capital loans:
Current period gross write offs	1	2	0	0	0	0	3	201	204
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	20,946	25,430	11,990	20,692	720	0	79,778	414,386	494,164
Special Mention	1,242	0	0	0	0	0	1,242	0	1,242
Total	22,188	25,430	11,990	20,692	720	0	81,020	414,386	495,406
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	151,944	106,040	89,724	118,976	128,712	143,199	738,595	31,378	769,973
Special Mention	3,083	163	1,810	14,683	0	13,069	32,808	550	33,358
Substandard	0	306	284	0	1,520	1,442	3,552	0	3,552
Total	155,027	106,509	91,818	133,659	130,232	157,710	774,955	31,928	806,883
Owner occupied loans
Current period gross write offs	0	0	0	0	0	0	0	0	0
Nonowner occupied loans:
Pass	184,183	114,323	108,411	128,867	93,880	154,390	784,054	125,655	909,709
Special Mention	0	0	11,321	59	0	0	11,380	0	11,380
Substandard	0	0	0	0	0	0	0	1,957	1,957
Total	184,183	114,323	119,732	128,926	93,880	154,390	795,434	127,612	923,046

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Nonowner occupied loans (continued):
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multi-family loans:
Pass	191,399	21,552	63,810	21,472	8,485	32,995	339,713	97,877	437,590
Special Mention	0	0	0	291	0	0	291	0	291
Total	191,399	21,552	63,810	21,763	8,485	32,995	340,004	97,877	437,881
Multi-family loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	28,600	13,595	15,258	31,324	19,915	30,669	139,361	13,202	152,563
Special Mention	1,987	118	193	0	25	148	2,471	0	2,471
Substandard	0	0	0	0	0	49	49	0	49
Total	30,587	13,713	15,451	31,324	19,940	30,866	141,881	13,202	155,083
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	5,560	13,158	21,355	18,848	21,215	12,502	92,638	151,443	244,081
Special Mention	0	0	654	258	0	1	913	6,891	7,804
Total	5,560	13,158	22,009	19,106	21,215	12,503	93,551	158,334	251,885
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	11,178	1,199	13,637	24,506	2,504	11,665	64,689	30,722	95,411
Special Mention	0	0	0	0	0	1,754	1,754	0	1,754
Total	11,178	1,199	13,637	24,506	2,504	13,419	66,443	30,722	97,165
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	14,058	9,978	6,465	6,793	10,248	5,525	53,067	2,427	55,494
Special Mention	189	119	215	156	61	0	740	0	740
Substandard	55	305	232	436	0	755	1,783	0	1,783
Not Rated	36,511	23,578	50,011	42,657	24,998	31,020	208,775	0	208,775
Total	50,813	33,980	56,923	50,042	35,307	37,300	264,365	2,427	266,792
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	24	24	0	24
Open end and junior lien loans:
Pass	665	487	684	0	190	4	2,030	8,477	10,507
Special Mention	286	0	0	0	0	0	286	0	286

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Open end and junior lien loans (continued):
Substandard	1,728	38	99	0	3	0	1,868	317	2,185
Not Rated	28,327	13,016	9,566	10,347	1,849	1,138	64,243	176,160	240,403
Total	31,006	13,541	10,349	10,347	2,042	1,142	68,427	184,954	253,381
Open end and junior lien loans:
Current period gross write offs	0	0	0	29	2	22	53	149	202
Residential construction loans:
Not Rated	6,684	6,852	575	1,680	1,189	1,798	18,778	0	18,778
Total	6,684	6,852	575	1,680	1,189	1,798	18,778	0	18,778
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	384	0	939	120	22	0	1,465	37,683	39,148
Substandard	0	35	273	91	6	11	416	0	416
Not Rated	19,055	15,982	13,837	7,631	4,301	3,349	64,155	12,269	76,424
Total	19,439	16,017	15,049	7,842	4,329	3,360	66,036	49,952	115,988
Other consumer loans:
Current period gross write offs	4	187	306	161	58	0	716	604	1,320

Total Loans	$931,529	$480,035	$528,322	$576,069	$360,776	$476,022	$3,352,753	$2,022,596	$5,375,349

Total current period gross write offs	$5	$189	$306	$28,797	$60	$58	$29,415	$999	$30,414

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$1,599	$114	$1,640	$1,647	$651	$0	$5,651	$525,179	$530,830
Special Mention	0	0	0	0	0	0	0	48,301	48,301
Substandard	0	0	933	0	195	219	1,347	25,878	27,225
Doubtful	0	3,090	39,994	0	0	0	43,084	0	43,084
Total	1,599	3,204	42,567	1,647	846	219	50,082	599,358	649,440
Working capital lines of credit loans:
Current period gross write offs	0	0	94	0	0	0	94	136	230
Non-working capital loans:
Pass	151,920	157,276	173,274	58,591	32,909	28,582	602,552	164,106	766,658
Special Mention	3,901	2,614	2,024	1,637	393	1,894	12,463	6,491	18,954
Substandard	0	2,986	1,598	107	4,142	584	9,417	406	9,823
Doubtful	0	0	0	21	386	0	407	0	407
Not Rated	1,297	1,657	1,149	395	395	23	4,916	0	4,916
Total	157,118	164,533	178,045	60,751	38,225	31,083	629,755	171,003	800,758
Non-working capital loans:
Current period gross write offs	0	383	0	542	179	44	1,148	237	1,385
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	23,264	69,737	43,228	2,566	0	0	138,795	426,577	565,372
Special Mention	603	0	0	0	0	0	603	0	603
Total	23,867	69,737	43,228	2,566	0	0	139,398	426,577	565,975
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	98,847	138,299	120,191	143,642	109,451	129,051	739,481	35,003	774,484
Special Mention	6,295	2,728	14,777	0	619	2,488	26,907	0	26,907
Substandard	318	318	0	3,101	1,457	0	5,194	0	5,194
Total	105,460	141,345	134,968	146,743	111,527	131,539	771,582	35,003	806,585
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	840	840	0	840
Nonowner occupied loans:
Pass	152,963	118,517	168,387	101,064	119,612	77,497	738,040	110,441	848,481
Special Mention	0	15,650	108	5,868	0	0	21,626	1,895	23,521
Total	152,963	134,167	168,495	106,932	119,612	77,497	759,666	112,336	872,002
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Multi-family loans (continued):
Pass	70,497	61,679	11,708	52,995	29,177	9,794	235,850	108,486	344,336
Special Mention	0	0	307	0	0	0	307	0	307
Total	70,497	61,679	12,015	52,995	29,177	9,794	236,157	108,486	344,643
Multi-family loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	14,574	21,241	29,601	23,043	25,192	18,312	131,963	24,249	156,212
Special Mention	122	209	0	0	0	0	331	0	331
Substandard	0	0	0	0	0	71	71	0	71
Total	14,696	21,450	29,601	23,043	25,192	18,383	132,365	24,249	156,614
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	15,945	26,704	21,611	24,374	21,446	1,450	111,530	118,090	229,620
Special Mention	0	0	0	0	0	0	0	1,275	1,275
Total	15,945	26,704	21,611	24,374	21,446	1,450	111,530	119,365	230,895
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	6,639	17,137	29,985	3,397	11,310	5,544	74,012	19,609	93,621
Special Mention	0	0	0	0	0	1,872	1,872	0	1,872
Total	6,639	17,137	29,985	3,397	11,310	7,416	75,884	19,609	95,493
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	11,104	8,511	9,274	11,278	6,252	4,685	51,104	4,299	55,403
Special Mention	122	226	165	66	0	0	579	0	579
Substandard	0	83	319	90	0	629	1,121	0	1,121
Not Rated	28,706	55,641	47,355	34,173	13,543	22,396	201,814	0	201,814
Total	39,932	64,461	57,113	45,607	19,795	27,710	254,618	4,299	258,917
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Open end and junior lien loans (continued):
Pass	574	738	0	438	0	5	1,755	10,090	11,845
Special Mention	0	0	0	0	309	0	309	0	309
Substandard	0	104	0	15	0	81	200	118	318
Not Rated	21,929	16,134	18,053	4,660	644	2,894	64,314	139,351	203,665
Total	22,503	16,976	18,053	5,113	953	2,980	66,578	149,559	216,137
Open end and junior lien loans:
Current period gross write offs	0	0	79	0	0	0	79	15	94
Residential construction loans:
Not Rated	10,030	1,154	2,045	1,386	759	1,348	16,722	0	16,722
Total	10,030	1,154	2,045	1,386	759	1,348	16,722	0	16,722
Residential construction loans:
Current gross period write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	79	971	234	109	0	0	1,393	20,742	22,135
Special Mention	0	0	475	0	157	0	632	0	632
Substandard	0	128	54	76	17	0	275	0	275
Not Rated	23,508	22,250	11,824	6,688	3,743	1,782	69,795	10,930	80,725
Total	23,587	23,349	12,587	6,873	3,917	1,782	72,095	31,672	103,767
Other consumer loans:
Current gross period write offs	49	303	236	33	0	26	647	272	919

TOTAL	$644,836	$745,896	$750,313	$481,427	$382,759	$311,201	$3,316,432	$1,801,516	$5,117,948

Total current period gross write offs	$49	$686	$409	$575	$179	$910	$2,808	$660	$3,468
As of December 31, 2025 and 2024, $1.2 million in PPP loans were included in the "Pass" category of non-working capital commercial and industrial loans. These loans were included in this risk rating category because they are fully guaranteed by the Small Business Administration ("SBA").

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
The following tables present the aging of the amortized cost basis in past due loans as of December 31, 2025 and 2024 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
2025
Commercial and industrial loans:
Working capital lines of credit loans	$706,317	$0	$0	$706,317	$5,198	$1,434	$711,515
Non-working capital loans	834,134	0	0	834,134	7,412	86	841,546
Commercial real estate and multi-family residential loans:
Construction and land development loans	495,406	0	0	495,406	0	0	495,406
Owner occupied loans	804,986	0	0	804,986	1,897	170	806,883
Nonowner occupied loans	921,089	0	0	921,089	1,957	0	923,046
Multi-family loans	437,881	0	0	437,881	0	0	437,881
Agri-business and agricultural loans:
Loans secured by farmland	155,035	0	0	155,035	48	0	155,083
Loans for agricultural production	251,885	0	0	251,885	0	0	251,885
Other commercial loans	97,165	0	0	97,165	0	0	97,165
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	263,385	1,617	7	265,009	1,783	690	266,792
Open end and junior lien loans	251,009	186	0	251,195	2,186	405	253,381
Residential construction loans	18,778	0	0	18,778	0	0	18,778
Other consumer loans	115,046	526	0	115,572	416	6	115,988
Total	$5,352,116	$2,329	$7	$5,354,452	$20,897	$2,791	$5,375,349
An insignificant amount of interest income was recognized on nonaccrual loans during the twelve months ended December 31, 2025.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
2024
Commercial and industrial loans:
Working capital lines of credit loans	$603,016	$1,082	$0	$604,098	$45,342	$594	$649,440
Non-working capital loans	792,577	663	3	793,243	7,515	37	800,758
Commercial real estate and multi-family residential loans:
Construction and land development loans	565,975	0	0	565,975	0	0	565,975
Owner occupied loans	804,810	0	0	804,810	1,775	318	806,585
Nonowner occupied loans	872,002	0	0	872,002	0	0	872,002
Multi-family loans	344,643	0	0	344,643	0	0	344,643
Agri-business and agricultural loans:
Loans secured by farmland	156,543	0	0	156,543	71	0	156,614
Loans for agricultural production	230,895	0	0	230,895	0	0	230,895
Other commercial loans	95,493	0	0	95,493	0	0	95,493
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	256,486	1,284	26	257,796	1,121	665	258,917
Open end and junior lien loans	215,505	314	0	215,819	318	318	216,137
Residential construction loans	16,722	0	0	16,722	0	0	16,722
Other consumer loans	102,565	927	0	103,492	275	17	103,767
Total	$5,057,232	$4,270	$29	$5,061,531	$56,417	$1,949	$5,117,948
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

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following tables present the amortized cost basis of collateral dependent loans by class of loan as of December 31, 2025 and 2024:

(dollars in thousands)	Real Estate	General Business Assets	Other	Total
2025
Commercial and industrial loans:
Working capital lines of credit loans	$2,388	$23,827	$673	$26,888
Non-working capital loans	464	3,715	49	4,228
Commercial real estate and multi-family residential loans:
Owner occupied loans	476	1,726	0	2,202
Nonowner occupied loans	1,958	0	0	1,958
Agri-business and agricultural loans:
Loans secured by farmland	0	49	0	49
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,725	0	0	1,725
Open end and junior lien loans	2,186	0	0	2,186
Other consumer loans	0	0	416	416
Total	$9,197	$29,317	$1,138	$39,652

(dollars in thousands)	Real Estate	General Business Assets	Other	Total
2024
Commercial and industrial loans:
Working capital lines of credit loans	$50	$64,023	$447	$64,520
Non-working capital loans	1,891	6,585	19	8,495
Commercial real estate and multi-family residential loans:
Owner occupied loans	318	3,512	0	3,830
Agri-business and agricultural loans:
Loans secured by farmland	0	71	0	71
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,121	0	0	1,121
Open end and junior lien loans	318	0	0	318
Other consumer loans	0	0	272	272
Total	$3,698	$74,191	$738	$78,627

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
The following tables present the amortized cost basis of loans that were experiencing financial difficulty and received a modification of terms for the years ended December 31, 2025, 2024, and 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivables at the end of the reporting period is also presented below:

(dollars in thousands)	Combination Principal Forgiveness and Interest Rate Reduction	Total Modifications	Total Class of Financing Receivable
2025
Consumer 1-4 family mortgage loans:
Open end and junior lien loans	$1,728	$1,728	0.68%
Total consumer 1-4 family mortgage loans	1,728	1,728	0.32
Total consumer loans	1,728	1,728	0.26
Total loan modifications made to borrowers experiencing financial difficulty	$1,728	$1,728	0.03%

The Company had no material commitments to lend additional funds to borrowers included in the previous table at December 31, 2025.
During the year ended December 31, 2024, there were an insignificant amount of modifications to borrowers experiencing financial difficulty.

(dollars in thousands)	Interest Rate Reduction	Combination Interest Rate Reduction, Term Extension and Payment Delay	Combination Principal Forgiveness, Interest Rate Reduction, Term Extension and Payment Delay	Total Modifications	Total Class of Financing Receivable
2023
Commercial and industrial loans:
Working capital lines of credit loans	$944	$0	$0	$944	0.16%
Non-working capital loans	0	1,912	1,572	3,484	0.43
Total commercial and industrial loans	944	1,912	1,572	4,428	0.31
Total commercial loans	944	1,912	1,572	4,428	0.10
Total loan modifications made to borrowers experiencing financial difficulty	$944	$1,912	$1,572	$4,428	0.09%
The Company had no material commitments to lend additional funds to borrowers included in the previous table at December 31, 2023.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY (continued)
The following tables present the financial effect of the loan modifications presented above for material modifications to borrowers experiencing financial difficulty for the years ended December 31, 2025, 2024, and 2023:

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction
2025
Commercial and industrial loans:
Working capital lines of credit loans (1)	$28,607	7.00%
Total commercial and industrial loans	28,607	7.00%
Total commercial loans	28,607	7.00%
Total financial effect of loan modifications made to borrowers experiencing financial difficulty	$28,607	7.00%
(1) Principal forgiveness of $28.6 million represents one $30.6 million working capital line of credit loan, of which $28.6 million was charged off. The remaining $2.0 million was financed into an open end and junior lien loan with a personal guarantor of the forgiven loan. The modified note is collateralized by several of the guarantor's commercial and residential real estate properties.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At December 31, 2025, no loans receiving such a modification within the last twelve months were 30 days or greater past due and no loans have experienced a payment default.

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

Total commercial and industrial loans	9,380	7.84	44 months
Total commercial loans	9,380	7.84	44 months
Total modifications	$9,380	7.84%	44 months
(1) Principal forgiveness of $9.4 million represents one $11.0 million non-working capital loan, of which $9.3 million was charged off.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At December 31, 2023, no loans receiving such a modification within the last twelve months were 30 days or greater past due and no loans have experienced a payment default.
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
Mortgage servicing rights:  As of December 31, 2025, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans ("MSRs") was $1.6 million, carried at amortized cost and no valuation reserve. These residential mortgage loans have a weighted average interest rate of 4.0%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2025, the constant prepayment speed ("PSA") used was 168 and discount rate used was 9.5%. At December 31, 2024, the PSA used was 157 and the discount rate used was 10.0%.
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

NOTE 5 – FAIR VALUE (continued)
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	2025
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. Treasury securities	$10,119	$0	$0	$10,119
U.S. government sponsored agency securities	0	115,690	0	115,690
Mortgage-backed securities: residential	0	454,163	0	454,163
State and municipal securities	0	467,589	4,501	472,090
Total available-for-sale securities	10,119	1,037,442	4,501	1,052,062
Mortgage banking derivative	0	115	0	115
Interest rate swap derivative	0	14,634	0	14,634
Total assets	$10,119	$1,052,191	$4,501	$1,066,811

Liabilities:
Mortgage banking derivative	$0	$8	$0	$8
Interest rate swap derivative	0	14,634	0	14,634
Total liabilities	$0	$14,642	$0	$14,642

	2024
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets:
U.S. government sponsored agency securities	$0	$109,435	$0	$109,435
Mortgage-backed securities: residential	0	422,409	0	422,409
State and municipal securities	0	454,922	4,660	459,582
Total available-for-sale securities	0	986,766	4,660	991,426
Mortgage banking derivative	0	94	0	94
Interest rate swap derivative	0	25,403	0	25,403
Total assets	$0	$1,012,263	$4,660	$1,016,923

Liabilities:
Interest rate swap derivative	$0	$25,403	$0	$25,403
Total liabilities	$0	$25,403	$0	$25,403
The fair value of Level 3 available-for-sale securities was immaterial to warrant additional recurring fair value disclosures as of December 31, 2025 and 2024.

NOTE 5 – FAIR VALUE (continued)

The tables below present the amount of assets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024:

	2025
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$1,719	$1,719
Non-working capital loans	0	0	1,672	1,672
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	811	811
Nonowner occupied loans	0	0	1,543	1,543
Agri-business and agricultural loans:
Loans secured by farmland	0	0	18	18
Consumer 1‑4 family mortgage loans:
Open end and junior lien loans	0	0	1,523	1,523
Total collateral dependent loans	0	0	7,286	7,286
Total assets	$0	$0	$7,286	$7,286

	2024
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$23,174	$23,174
Non-working capital loans	0	0	3,281	3,281
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	664	664
Agri-business and agricultural loans:
Loans secured by farmland	0	0	32	32
Total collateral dependent loans	0	0	27,151	27,151
Total assets	$0	$0	$27,151	$27,151

NOTE 5 – FAIR VALUE (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2025:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$3,391	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	52%	6%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential	2,354	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	28%	7%-62%

Collateral dependent loans:
Loans secured by farmland	18	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	62%

Collateral dependent loans:
Consumer 1-4 family mortgage	1,523	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	12%

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

NOTE 5 – FAIR VALUE (continued)

The following tables contain the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2025 and 2024. Items which are not financial instruments are not included.

	2025
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$141,318	$141,318	$0	$0	$141,318
Securities available-for-sale	1,052,062	10,119	1,037,442	4,501	1,052,062
Securities held-to-maturity	133,208	0	117,510	0	117,510
Real estate mortgages held-for-sale	2,707	0	2,753	0	2,753
Loans, net	5,306,354	0	0	5,257,552	5,257,552
Mortgage banking derivative	115	0	115	0	115
Interest rate swap derivative	14,634	0	14,634	0	14,634
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	28,997	0	8,306	20,691	28,997
Financial Liabilities:
Certificates of deposit	$750,726	$0	$748,798	$0	$748,798
All other deposits	5,222,624	5,222,624	0	0	5,222,624
Federal Home Loan Bank advances:
Short-term advance	170,000	169,998	0	0	169,998
Long-term advance	1,200	0	792	0	792
Other borrowings	13,000	0	12,997	0	12,997
Mortgage banking derivative	8	0	8	0	8
Interest rate swap derivative	14,634	0	14,634	0	14,634
Standby letters of credit	296	0	0	296	296
Accrued interest payable	8,868	410	8,458	0	8,868

	2024
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$168,205	$168,205	$0	$0	$168,205
Securities available-for-sale	991,426	0	986,766	4,660	991,426
Securities held-to-maturity	131,568	0	113,107	0	113,107
Real estate mortgages held-for-sale	1,700	0	1,733	0	1,733
Loans, net	5,031,988	0	0	4,916,231	4,916,231
Mortgage banking derivative	94	0	94	0	94
Interest rate swap derivative	25,403	0	25,403	0	25,403
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	28,446	0	8,178	20,268	28,446
Financial Liabilities:
Certificates of deposit	$855,876	$0	$851,933	$0	$851,933
All other deposits	5,045,090	5,045,090	0	0	5,045,090
Interest rate swap derivative	25,403	0	25,403	0	25,403
Standby letters of credit	294	0	0	294	294
Accrued interest payable	15,117	425	14,692	0	15,117

NOTE 6 – LAND, PREMISES AND EQUIPMENT, NET
Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2025 and 2024:

(dollars in thousands)	2025	2024
Land	$12,572	$12,572
Premises and improvements	75,265	68,481
Equipment and furniture	35,600	32,753
Total cost	123,437	113,806
Less accumulated depreciation	57,895	53,317
Land, premises and equipment, net	$65,542	$60,489
The Company had no land, premises and equipment held for sale and included in other assets as of December 31, 2025 and 2024.
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
There have been no changes in the $5.0 million carrying amount of goodwill since 2002.
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2025, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. The Company’s annual impairment analysis was performed as of May 31, 2025. Circumstances did not substantially change during the second half of the year such that the Company believed it was necessary to perform an additional impairment analysis.
NOTE 8 – DEPOSITS
The following table details total deposits as of December 31, 2025 and 2024:

(dollars in thousands)	2025	2024
Non-interest bearing demand deposits	$1,221,327	$1,297,456
Savings and transaction accounts:
Savings deposits	285,834	276,179
Interest bearing demand deposits	3,715,463	3,471,455
Time deposits:
Other time deposits	201,345	213,099
Deposits of $100,000 to $250,000	199,030	201,412
Deposits of $250,000 or more	350,351	441,365
Total deposits	$5,973,350	$5,900,966
At December 31, 2025, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2026	$673,129
Maturing in 2027	65,985
Maturing in 2028	6,427
Maturing in 2029	3,771
Maturing in 2030	1,360
Thereafter	54
Total time deposits	$750,726

NOTE 9 – BORROWINGS
The following table details outstanding fixed rate bullet advances with the Federal Home Loan Bank of Indianapolis ("FHLBI") for the years ended December 31, 2025 and 2024:

(dollars in thousands)	2025	2024
Short-term fixed rate bullet advance, 3.79%, due January 8, 2026	$170,000	$0
Long-term fixed rate bullet advance, 0.00%, due March 12, 2035	1,200	0
Total	$171,200	$0
For the year ended December 31, 2025, the Company had advances outstanding from the FHLBI of $171.2 million. The short-term fixed rate bullet advance advance could not be prepaid by the Company without a penalty. The note required payment at maturity and was secured by residential real estate loans and securities with a carrying value of $925.6 million at December 31, 2025. The long-term fixed rate bullet advance is a rate-subsidized Community Development Financial Institution ("CDFI") Rate Buydown Advance offered by the FHLBI to fund a low cost loan to a qualifying CDFI. There were no borrowings outstanding with the FHLBI at December 31, 2024.
At December 31, 2025 and 2024, the Company owned $18.0 million of FHLB stock, which also secures debts owed to the FHLBI. The Company is authorized by the Board to borrow up to $800.0 million at the FHLBI, but availability is limited to $473.6 million based on collateral and outstanding borrowings. Federal Reserve Discount Window borrowings were secured by commercial loans and investment securities with a carrying value of $1.47 billion and $1.71 billion as of December 31, 2025 and 2024, respectively. The Company had a borrowing capacity of $1.19 billion and $1.36 billion at the Federal Reserve Bank as of December 31, 2025 and 2024, respectively. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2025 and 2024.
The Company had $395.0 million of availability in federal funds lines with thirteen correspondent banks as of both December 31, 2025 and 2024; no amounts were drawn upon as of either year-end. The Bank is also a member of the American Financial Exchange (AFX) where overnight fed funds purchased can be obtained from other banks on the Exchange that have approved the Bank for an unsecured, overnight line. These funds are only available if the approving banks have an ‘offer’ out to sell that day. The total amount approved for the Bank via AFX banks was $312.0 million and $304.0 million at December 31, 2025 and 2024, respectively. There were no amounts drawn as of December 31, 2025 and 2024.
On October 11, 2023, the Company entered into an unsecured revolving credit agreement with another financial institution allowing the Company to borrow up to $30.0 million. The credit agreement has a one year term which may be amended, extended, modified or renewed. The credit agreement was subsequently amended and renewed in 2024 and most recently on October 10, 2025. Funds provided under the agreement may be used to repurchase shares of the Company's common stock under the share repurchase program, which was reauthorized by the Company's board of directors on April 8, 2025 and expires on April 30, 2027, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. The credit agreement had an outstanding balance of $13.0 million and zero at December 31, 2025 and 2024, respectively. The outstanding balance of the credit agreement at December 31, 2025 was repaid by the Company on January 14, 2026.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS
In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan ("SERP") for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, four retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2025 and 2024.
Information as to the Company’s employee benefit plans at December 31, 2025 and 2024 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2025	2024	2025	2024
Change in benefit obligation:
Beginning benefit obligation	$1,236	$1,497	$620	$693
Interest cost	65	66	31	30
Actuarial (gain) loss	74	(213)	22	30
Benefits paid	(109)	(114)	(133)	(133)
Ending benefit obligation	1,266	1,236	540	620

Change in plan assets (primarily equity and fixed income investments and money market funds), at fair value:
Beginning plan assets	1,767	1,835	470	546
Actual return	223	221	48	57
Employer contribution	0	0	0	0
Benefits paid	(148)	(289)	(133)	(133)
Ending plan assets	1,842	1,767	385	470
Funded status at end of year	$576	$531	$(155)	$(150)
Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2025	2024	2025	2024
Funded status included in other assets	$576	$531	$0	$0
Funded status included in other liabilities	0	0	155	150
Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2025	2024	2025	2024
Net actuarial loss	$464	$469	$240	$288
The accumulated benefit obligation for the pension plan was $1.3 million and $1.2 million for December 31, 2025 and 2024, respectively. The accumulated benefit obligation for the SERP was $540,000 and $620,000 for December 31, 2025 and 2024, respectively.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
Net period benefit cost and other amounts recognized in other comprehensive income (loss) include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2025	2024	2023	2025	2024	2023
Net pension expense:
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	65	66	75	31	30	33
Expected return on plan assets	(109)	(116)	(123)	(26)	(33)	(38)
Recognized net actuarial (gain) loss	4	16	18	48	45	42
Settlement cost	0	25	27	0	0	0
Net pension expense	$(40)	$(9)	$(3)	$53	$42	$37

Net (gain) loss	$0	$(168)	$(43)	$0	$8	$56
Amortization of net loss	(5)	(17)	(17)	(48)	(45)	(42)
Total recognized in other comprehensive income (loss)	(5)	(185)	(60)	(48)	(37)	14
Total recognized in net pension expense and other comprehensive income (loss)	$(45)	$(194)	$(63)	$5	$5	$51
The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized (accreted) from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is ($45,000) for the pension plan and $50,000 for the SERP. The settlement costs in 2025, 2024 and 2023 were related to participants taking lump sum distributions from the pension plan during those years.
For 2025, 2024 and 2023, the assumed form of payment elected by active participants upon retirement was a lump sum to reflect participant trends. The lump sum assumed interest rates, on the next page, for 2025, 2024 and 2023 reflect the mortality table in effect for 2025, 2024 and 2023, respectively. For 2025, 2024 and 2023, the mortality assumption was the PRI-2012 White Collar Mortality Table, with full generational Projection Scale MP-2021 at year-end.
The following assumptions were used in calculating the net benefit obligation:

	Pension Benefits			SERP Benefits
	2025	2024	2023	2025	2024	2023
Weighted average discount rate	5.09%	5.46%	4.83%	5.09%	5.46%	4.83%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates First 5 years	4.01%	4.42%	5.77%	N/A	N/A	N/A
Next 15 years	5.04%	5.04%	6.14%	N/A	N/A	N/A
All future years	5.83%	5.46%	6.19%	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	5.46%	4.83%	5.03%	5.46%	4.83%	5.03%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
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
The Company’s pension plan asset allocation at year end 2025 and 2024, target allocation for 2026, and expected long-term rate of return by asset category are as follows:

	Target Allocation			Percentage of Plan Assets at Year End		Weighted Average Expected Long-Term Rate of Return
Asset Category	2026			2025	2024
Equity securities	35	-	65%	40%	59%	8.85%
Debt securities	35	-	65%	57%	38%	3.00%
Other	0	-	10%	3%	3%	0.10%
Total				100%	100%	6.50%
The Company’s SERP plan asset allocation at year end 2025 and 2024, target allocation for 2026, and expected long-term rate of return by asset category are as follows:

	Target Allocation			Percentage of Plan Assets at Year End		Weighted Average Expected Long-Term Rate of Return
Asset Category	2026			2025	2024
Equity securities	35	-	65%	40%	60%	8.85%
Debt securities	35	-	65%	57%	36%	3.00%
Other	0	-	10%	3%	4%	0.10%
Total				100%	100%	6.50%
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

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
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
The fair values of the Company’s pension plan assets at December 31, 2025, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$487	$487	$0	$0
Equity securities - US mid cap stock mutual funds	88	88	0	0
Equity securities - US small cap stock mutual funds	18	18	0	0
Equity securities - international stock mutual funds	107	107	0	0
Equity securities - emerging markets stock mutual funds	38	38	0	0
Debt securities - intermediate term bond mutual funds	681	681	0	0
Debt securities - short term bond mutual funds	264	264	0	0
Debt securities - high yield bond mutual funds	54	54	0	0
Debt securities - preferred stock mutual funds	53	53	0	0
Cash - money market account	52	52	0	0
Total	$1,842	$1,842	$0	$0
The fair values of the Company’s pension plan assets at December 31, 2024, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$698	$698	$0	$0
Equity securities - US mid cap stock mutual funds	96	96	0	0
Equity securities - US small cap stock mutual funds	50	50	0	0
Equity securities - international stock mutual funds	153	153	0	0
Equity securities - emerging markets stock mutual funds	53	53	0	0
Debt securities - intermediate term bond mutual funds	466	466	0	0
Debt securities - short term bond mutual funds	172	172	0	0
Debt securities - preferred stock mutual funds	34	34	0	0
Cash - money market account	45	45	0	0
Total	$1,767	$1,767	$0	$0
There were no Level 2 or 3 securities during either year.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
The fair values of the Company’s SERP assets at December 31, 2025, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap stock mutual funds	$45	$45	$0	$0
Equity securities - US mid cap stock mutual funds	15	15	0	0
Equity securities - US small cap stock mutual funds	7	7	0	0
Equity securities - US large cap exchange traded funds	56	56	0	0
Equity securities - emerging markets stock mutual funds	8	8	0	0
Equity securities - international stock mutual funds	34	34	0	0
Debt securities - intermediate term bond mutual funds	144	144	0	0
Debt securities - short term bond mutual funds	55	55	0	0
Debt securities - preferred stock mutual funds	11	11	0	0
Cash - money market account	10	10	0	0
Total	$385	$385	$0	$0
The fair values of the Company’s SERP assets at December 31, 2024, by asset category are as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity securities - US large cap stock mutual funds	$82	$82	$0	$0
Equity securities - US mid cap stock mutual funds	28	28	0	0
Equity securities - US small cap stock mutual funds	15	15	0	0
Equity securities - US large cap exchange traded funds	105	105	0	0
Equity securities - emerging markets stock mutual funds	14	14	0	0
Equity securities - international stock mutual funds	39	39	0	0
Debt securities - intermediate term bond mutual funds	124	124	0	0
Debt securities - short term bond mutual funds	36	36	0	0
Debt securities - preferred stock mutual funds	10	10	0	0
Cash - money market account	17	17	0	0
Total	$470	$470	$0	$0
There were no Level 2 or 3 securities during either year.
Contributions
The Company did not contribute to its pension or SERP plans in 2025.

NOTE 10 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next ten years:

Plan Year	Pension Benefits	SERP Benefits
(dollars in thousands)
2026	$187	$121
2027	131	110
2028	127	97
2029	109	81
2030	104	67
2031-2035	416	170
NOTE 11 – OTHER BENEFIT PLANS
401(k) Plan
The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employee contributions up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $2.9 million, $2.5 million and $2.0 million in 2025, 2024 and 2023, respectively.
Deferred Compensation Plan
Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The expense recognized was $673,000, $1.4 million and $425,000 during the years ended 2025, 2024 and 2023, respectively. This resulted in a deferred compensation liability of $6.4 million and $5.6 million as of year end 2025 and 2024, respectively. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.
Employee Agreements
Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $6.3 million as of December 31, 2025. On December 31, 2025, no amounts were accrued on these contingent obligations.
Directors’ Deferred Compensation and Cash Plans
The Company maintains a directors’ deferred compensation plan and a cash plan. The amount owed to directors for fees under the deferred directors’ compensation and cash plans as of December 31, 2025 and 2024 was $6.2 million and $5.7 million, respectively. The related expense for the deferred directors’ compensation and cash plans for the years ended December 31, 2025, 2024 and 2023 was $422,000, $387,000 and $432,000, respectively.

NOTE 12 – INCOME TAXES
Pretax income is entirely related to domestic activities. The Company did not have any foreign operations or foreign tax expense for the periods presented below. Income tax expense for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

(dollars in thousands)	2025	2024	2023
Current federal	$18,583	$21,949	$16,171
Deferred federal	3,650	(2,829)	1,302
Current state	(285)	63	(131)
Deferred state	274	(972)	(776)
Total income tax expense	$22,222	$18,211	$16,566
For the year ended December 31, 2025, the Company adopted ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a prospective basis. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes were as follows:

(dollars in thousands)	2025
Federal statutory rate	$26,372	21.0%
Effect of:
State and local income taxes, net of federal benefits	(9)	0.0
Tax credits, net of amortization and losses	(164)	(0.1)
Nontaxable or nondeductible items:
Tax exempt income	(3,501)	(2.8)
Bank owned life insurance	(921)	(0.7)
Long-term incentive plan and deferred compensation	10	0.0
Nondeductible compensation expense	190	0.1
Other nondeductible expenses	288	0.2
Other	(43)	0.0
Total income tax expense	$22,222	17.7%
For 2024 and 2023 the differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes were as follows:

(dollars in thousands)	2024	2023
Income taxes at statutory federal rate of 21%	$23,455	$23,170
Increase (decrease) in taxes resulting from:
Tax exempt income	(3,712)	(4,226)
Nondeductible expenses	280	269
State income tax, net of federal tax effect	(718)	(716)
Captive insurance premium income	0	(261)
Tax credits, net of amortization and losses	(150)	(713)
Bank owned life insurance	(903)	(658)
Long-term incentive plan and deferred compensation	(270)	(715)
Nondeductible compensation expense	405	784
Other	(176)	(368)
Total income tax expense	$18,211	$16,566
During the year ended December 31, 2025, the Company paid federal income taxes of $16.4 million and received a refund from the State of Indiana for $30,000.

NOTE 12 – INCOME TAXES (continued)
The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2025 and December 31, 2024 consisted of the following:

(dollars in thousands)	2025	2024
Deferred tax assets:
Bad debts	$17,574	$21,909
Pension and deferred compensation liability	2,430	2,166
Nonaccrual loan interest	1,403	955
Long-term incentive plan	2,685	1,755
Lease liability	2,370	1,727
Deferred loan fees	540	574
Accrued legal reserve	0	0
Net operating loss carryforward	1,900	1,343
Other	733	724
	29,635	31,153
Deferred tax liabilities:
Depreciation	5,333	3,324
Loan servicing rights	433	502
State taxes	1,096	1,153
Intangible assets	1,266	1,267
REIT spillover dividend	1,750	2,040
Prepaid expenses	1,155	900
Lease right of use	2,370	1,727
Other	247	331
	13,650	11,244
Valuation allowance	0	0
Net deferred tax asset	$15,985	$19,909
At December 31, 2025, the Company has Indiana net operating loss carryforwards of approximately $38.8 million that will expire in 2039 if not used. Management has concluded that the state net operating losses will be fully utilized and therefore no valuation allowance is necessary on the state net operating loss.
In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized net gain (loss) on securities available-for-sale included in equity was $33.7 million and $44.1 million for 2025 and 2024, respectively. The deferred income tax asset allocated to the pension plan and SERP included in equity was $175,000 and $188,000 for 2025 and 2024, respectively.
The Company evaluated its deferred tax asset at year end 2025 and has concluded that it is more likely than not that it will be realized. The Company expects to have taxable income in the future such that the deferred tax asset will be realized. Therefore, no valuation allowance is required.
Unrecognized Tax Benefits
The Company did not have any unrecognized tax benefits at December 31, 2025 or 2024.
No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the periods ending December 31, 2025, 2024 and 2023. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.
The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the State of Indiana. These returns are subject to examinations by authorities for all years after 2021.

NOTE 13 – RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates as of December 31, 2025 and 2024 were as follows:

(dollars in thousands)	2025	2024
Beginning balance	$131,734	$132,481
New loans and advances	56,635	56,946
Effect of changes in related parties	0	0
Repayments and renewals	(83,090)	(57,693)
Ending balance	$105,279	$131,734
Deposits from principal officers, directors, and their affiliates at year end December 31, 2025 and 2024 were $33.1 million and $24.7 million, respectively.
The Company and Bank are an investor in certain funds managed by Centerfield Capital ("Centerfield"), a private equity investment firm. Faraz Abbasi, a director of the Company, is a Managing Partner and an owner of Centerfield. As of December 31, 2025 and 2024, the Company had an aggregate investment balance of approximately $4.4 million and $2.7 million, respectively, in such funds, which are included in other assets on the consolidated balance sheet, and had remaining commitments to invest up to approximately $6.0 million and $2.1 million, respectively. Under the terms of the applicable funds, Centerfield is entitled to customary management fees with respect to the amounts under management and investment gains, and it is estimated that Mr. Abbasi’s interest in such fees was approximately $75,000 annually for the years ended December 31, 2025 and 2024.
NOTE 14 – STOCK BASED COMPENSATION
Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the "2008 Plan"), which was approved by the Company’s stockholders. At its inception there were 1,125,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the "2013 Plan"), which was also approved by the Company’s stockholders. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 435,867 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. Non-vested shares from the 2008 Plan that were unused at vesting were added to the shares available to grant of the 2013 Plan. Effective April 12, 2017, the Company adopted the Lakeland Financial Corporation 2017 Equity Incentive Plan (the "2017 Plan"), which was also approved by the Company’s stockholders and does not permit share recycling. At its inception there were 1,000,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. As of December 31, 2025, 22,548 shares were available for future grants in the 2017 Plan, which is the only active plan. Effective April 9, 2025, the Company adopted the Lakeland Financial Corporation 2025 Equity Incentive Plan (the "2025 Plan"), which was approved by the Company's stockholders and does not permit recycling. At its inception, there were 1,100,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board. There were no shares granted from the 2025 Plan during the year ended December 31, 2025. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.
Included in net income for the years ended December 31, 2025, 2024 and 2023 was employee stock compensation expense of $8.6 million, $4.6 million and $3.7 million, and a related tax benefit of $1.9 million, $1.1 million and $908,000, respectively.
Stock Options
The equity incentive plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the awards usually vest over three years. The fair value of each stock option is estimated with the Black-Scholes pricing model, using the following weighted-average assumptions as of the grant date for stock options granted during the years presented. Expected volatility is based on historical volatility of the Company’s stock over the immediately preceding expected life period, as well as other factors known on the grant date that would have a significant effect on the stock price during the expected life period. The expected stock option life used is the historical option

NOTE 14 – STOCK BASED COMPENSATION (continued)
life of the similar employee base or Board. The turnover rate is based on historical data of the similar employee base as a group and the Board as a group. The risk-free interest rate is the Treasury rate on the date of grant corresponding to the expected life period of the stock option.
There were no stock option grants or modifications in 2025, 2024 or 2023. As of December 31, 2025, there was no unrecognized compensation cost related to non-vested stock options granted under the plan.
There were no options outstanding, issued or exercised during the years ended December 31, 2025, 2024 or 2023.
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
A summary of the changes in the Company’s non-vested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	70,255	$66.01
Granted	66,859	62.74
Vested	(56,158)	69.70
Forfeited	(591)	61.35
Nonvested at December 31, 2025	80,365	$60.77
As of December 31, 2025, there was $2.8 million unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $2.1 million, $1.1 million and $862,000, respectively.
Performance Stock Units
The fair value of stock awards is the closing price of the Company’s common stock on the date of grant, adjusted for the present value of expected dividends. The expected dividend rate is assumed to be the most recent dividend rate declared by the Board on the grant date. The grant date fair value of stock awards is assumed at the target payout rate. The stock awards fully vest on the third anniversary of the grant date. The 2025-2027, 2024-2026 and 2023-2025 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on beginning equity. Shares granted below include the number of shares assumed granted based on actual performance criteria of the 2025-2027, 2024-2026 and 2023-2025 Long-Term Incentive Plans at December 31, 2025.

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	95,104	$66.76
Granted, net	154,692	61.48
Vested	(35,539)	76.26
Forfeited	(1,073)	61.09
Nonvested at December 31, 2025	213,184	$61.37
As of December 31, 2025, there was $6.2 million of total unrecognized compensation cost related to non-vested shares granted under the plan. The cost is expected to be recognized over a weighted period of 1.8 years. The total fair value of shares vested during the year ended December 31, 2025, 2024 and 2023 was $2.4 million, $6.7 million and $7.8 million, respectively. During the years ended December 31, 2025, 2024 and 2023, 35,539, 100,236 and 107,789 shares vested, respectively.

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
The capital adequacy requirements were heightened by the Basel III Rule, previously defined, which went into effect on January 1, 2015 with a phase-in period for certain aspects of the rule through 2019. Under the Basel III rule, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.00% for 2015 to 2.50% by 2019. The capital conservation buffer for 2025 and 2024 was 2.50%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The quantitative measures established by regulation to ensure capital adequacy that were in effect on December 31, 2025 and 2024, require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total, Tier I and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2025 and 2024, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 15 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2025, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank’s category.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum "Required" to Be "Well" Capitalized Under "Prompt" Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total Capital (to Risk Weighted Assets)
Consolidated	$953,653	15.92%	$479,188	8.00%	$628,934	N/A	N/A	N/A
Bank	960,393	16.05	478,735	8.00	628,339	10.50%	$598,419	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	884,569	14.77	359,391	6.00	509,137	N/A	N/A	N/A
Bank	891,310	14.89	359,051	6.00	508,656	8.50	478,735	8.00
Common Equity Tier 1 (CET1)
Consolidated	884,569	14.77	269,543	4.50	419,289	N/A	N/A	N/A
Bank	891,310	14.89	269,288	4.50	418,893	7.00	388,972	6.50
Tier I Capital (to Average Assets)
Consolidated	884,569	12.39	285,531	4.00	285,531	N/A	N/A	N/A
Bank	891,310	12.50	285,290	4.00	285,290	4.00	356,612	5.00

As of December 31, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$917,769	15.90%	$461,847	8.00%	$606,175	N/A	N/A	N/A
Bank	909,232	15.76	461,612	8.00	605,866	10.50%	$577,015	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	845,352	14.64	346,385	6.00	490,713	N/A	N/A	N/A
Bank	836,845	14.50	346,209	6.00	490,463	8.50	461,612	8.00
Common Equity Tier 1 (CET1)
Consolidated	845,352	14.64	259,789	4..50	404,116	N/A	N/A	N/A
Bank	836,845	14.50	259,657	4.50	403,911	7.00	375,060	6.50
Tier I Capital (to Average Assets)
Consolidated	845,352	12.15	278,369	4.00	278,369	N/A	N/A	N/A
Bank	836,845	12.03	278,240	4.00	278,240	4.00	347,800	5.00
The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2025, approximately $109.9 million was available to be paid as dividends to the Company by the Bank.
The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2025. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 16 – OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2025 and 2024.

	2025
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(dollars in thousands)				Financial Instruments	Cash Collateral Position	Net Amount
Assets
Interest Rate Swap Derivatives	$14,634	$0	$14,634	$0	$(13,075)	$1,559
Total Assets	$14,634	$0	$14,634	$0	$(13,075)	$1,559
Liabilities
Interest Rate Swap Derivatives	$14,634	$0	$14,634	$0	$0	$14,634
Total Liabilities	$14,634	$0	$14,634	$0	$0	$14,634

	2024
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(dollars in thousands)				Financial Instruments	Cash Collateral Position	Net Amount
Assets
Interest Rate Swap Derivatives	$25,403	$0	$25,403	$0	$(21,815)	$3,588
Total Assets	$25,403	$0	$25,403	$0	$(21,815)	$3,588
Liabilities
Interest Rate Swap Derivatives	$25,403	$0	$25,403	$0	$0	$25,403
Total Liabilities	$25,403	$0	$25,403	$0	$0	$25,403
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

NOTE 17 – COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES
During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2025 and 2024, were as follows:

	2025		2024
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial loan lines of credit	$44,962	$2,121,585	$60,856	$2,150,375
Standby letters of credit	0	47,358	0	49,558
Real estate mortgage loans	1,234	7,536	2,032	5,854
Real estate construction mortgage loans	0	3,770	1,010	5,165
Home equity mortgage open-ended revolving lines	0	421,480	0	388,235
Consumer loan open-ended revolving lines	0	26,131	0	26,589
Total	$46,196	$2,627,860	$63,898	$2,625,776

NOTE 17 – COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES (continued)
The index on variable rate commercial loan commitments is principally the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2025 and 2024, were as follows:

	2025		2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial loan	1.00-14.50%	3.35-10.75%	1.00-14.50%	3.35-11.75%
Real estate mortgage loan	6.38-6.50%	5.50-11.75%	3.00-7.38%	6.00-12.50%
Consumer loan open-ended revolving line	15.00%	6.75-15.00%	15.00%	7.50-15.00%
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
NOTE 18 – PARENT COMPANY STATEMENTS
The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2025	2024
ASSETS
Deposits with Lake City Bank	$177	$5,901
Deposits with other depository institutions	1,020	435
Cash	1,197	6,336
Investments in banking subsidiary	769,144	675,315
Other assets	5,460	2,824
Total assets	$775,801	$684,475
LIABILITIES
Dividends payable and other liabilities	$398	$653
Borrowings	13,000	0
STOCKHOLDERS’ EQUITY	762,403	683,822
Total liabilities and stockholders’ equity	$775,801	$684,475

NOTE 18 – PARENT COMPANY STATEMENTS (continued)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Dividends from Lake City Bank	$56,301	$42,118	$46,263
Dividends from non-bank subsidiaries	0	0	1,525
Other income	17	2	5
Interest expense	(102)	0	0
Miscellaneous expense	(9,632)	(5,642)	(4,768)
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	46,584	36,478	43,025
Income tax benefit	2,298	1,608	1,957
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	48,882	38,086	44,982
Equity in undistributed income of subsidiaries	54,479	55,392	48,785
NET INCOME	$103,361	$93,478	$93,767
COMPREHENSIVE INCOME	$142,724	$82,173	$127,495
CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$103,361	$93,478	$93,767
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(54,479)	(55,392)	(48,785)
Other changes	5,903	3,421	16,601
Net cash from operating activities	54,785	41,507	61,583
Cash flows from investing activities:
Return of capital from subsidiary	0	0	3,602
Cash flows from investing activities	0	0	3,602
Cash flows from financing activities:
Proceeds from (payments on) other borrowings	13,000	0	0
Payments related to equity incentive plans	(1,493)	(2,815)	(3,135)
Purchase of treasury stock	(20,391)	(592)	(575)
Sales of treasury stock	375	391	405
Dividends paid	(51,415)	(49,281)	(47,094)
Cash flows from financing activities	(59,924)	(52,297)	(50,399)
Net increase (decrease) in cash and cash equivalents	(5,139)	(10,790)	14,786
Cash and cash equivalents at beginning of the year	6,336	17,126	2,340
Cash and cash equivalents at end of the year	$1,197	$6,336	$17,126

NOTE 19 – EARNINGS PER SHARE
Following are the factors used in the earnings per share computations:

(dollars in thousand except share and per share data)	2025	2024	2023
Basic earnings per common share:
Net income	$103,361	$93,478	$93,767
Weighted-average common shares outstanding	25,687,159	25,676,543	25,604,751
Basic earnings per common share	$4.02	$3.64	$3.67
Diluted earnings per common share:
Net income	$103,361	$93,478	$93,767
Weighted-average common shares outstanding for basic earnings per common share	25,687,159	25,676,543	25,604,751
Add: Dilutive effect of assumed exercises of awards	111,888	92,475	118,414
Average shares and dilutive potential common shares	25,799,047	25,769,018	25,723,165
Diluted earnings per common share	$4.01	$3.63	$3.65
There were no antidilutive stock awards for 2025, 2024 and 2023.
NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the years ended December 31, 2025 and 2024 all shown net of tax:

(dollars in thousands)	Unrealized Gains and (Losses) on Available-for-Sale Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2025	$(165,932)	$(568)	$(166,500)
Other comprehensive income (loss) before reclassification	37,778	0	37,778
Amounts reclassified from accumulated other comprehensive income (loss)	1,545	40	1,585
Net current period other comprehensive income (loss)	39,323	40	39,363
Balance at December 31, 2025	$(126,609)	$(528)	$(127,137)

(dollars in thousands)	Unrealized Gains and (Losses) on Available-for-Sale Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2024	$(154,460)	$(735)	$(155,195)
Other comprehensive income (loss) before reclassification	(13,058)	121	(12,937)
Amounts reclassified from accumulated other comprehensive income (loss)	1,586	46	1,632
Net current period other comprehensive income (loss)	(11,472)	167	(11,305)
Balance at December 31, 2024	$(165,932)	$(568)	$(166,500)

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
2025
(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,957)	Interest income
Tax effect	412	Income tax expense
Subtotal	(1,545)	Net of tax
Amortization of defined benefit pension items(1)	(53)	Salaries and employee benefits
Tax effect	13	Income tax expense
Subtotal	(40)	Net of tax
Total reclassifications for the period	$(1,585)	Net income

2024
(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,962)	Interest income
Realized gains and (losses) on available-for-sale securities	(46)	Net securities gains (losses)
Tax effect	422	Income tax expense
Subtotal	(1,586)	Net of tax
Amortization of defined benefit pension items(1)	(62)	Salaries and employee benefits
Tax effect	16	Income tax expense
Subtotal	(46)	Net of tax
Total reclassifications for the period	$(1,632)	Net income

2023
(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(1,987)	Interest income
Realized gains and (losses) on available-for-sale securities	(25)	Net securities gains (losses)
Tax effect	423	Income tax expense
Subtotal	(1,589)	Net of tax
Amortization of defined benefit pension items(1)	(59)	Salaries and employee benefits
Tax effect	15	Income tax expense
Subtotal	(44)	Net of tax
Total reclassifications for the period	$(1,633)	Net income
(1)Included in the computation of net pension plan expense as more fully discussed in Note 10 – Pension and Other Postretirement Plans.

NOTE 21 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2025	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$94,008	$94,887	$94,385	$90,455
Interest expense	36,815	38,814	39,509	37,580
Net interest income	57,193	56,073	54,876	52,875
Provision for credit losses	0	2,000	3,000	6,800
Net interest income after provision	57,193	54,073	51,876	46,075
Noninterest income	12,603	12,954	11,486	10,928
Noninterest expense	33,445	34,965	30,432	32,763
Income tax expense	6,445	5,658	5,964	4,155
Net income	$29,906	$26,404	$26,966	$20,085

Basic earnings per common share	$1.16	$1.03	$1.05	$0.78
Diluted earnings per common share	$1.16	$1.03	$1.04	$0.78

2024	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$93,370	$95,018	$93,736	$91,034
Interest expense	41,676	45,745	45,440	43,618
Net interest income	51,694	49,273	48,296	47,416
Provision for credit losses	3,691	3,059	8,480	1,520
Net interest income after provision	48,003	46,214	39,816	45,896
Noninterest income	11,876	11,917	20,439	12,612
Noninterest expense	30,653	30,393	33,333	30,705
Income tax expense	5,036	4,400	4,373	4,402
Net income	$24,190	$23,338	$22,549	$23,401

Basic earnings per common share	$0.94	$0.91	$0.88	$0.91
Diluted earnings per common share	$0.94	$0.91	$0.87	$0.91
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
The following is a maturity analysis of the operating lease liabilities as of December 31, 2025:

Years ending December 31, (in thousands)	Operating Lease Obligation
2026	$971
2027	919
2028	869
2029	743
2030	661
2031 and thereafter	5,191
Total undiscounted lease payments	9,354
Less imputed interest	(2,286)
Lease liability	$7,068
Right-of-use asset	$7,068

	Year Ended	Year Ended	Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Lease cost
Operating lease cost	$863	$742	$724
Short-term lease cost	4	7	18
Total lease cost	$867	$749	$742

Other information
Operating cash outflows from operating leases	$863	$742	$724
Weighted-average remaining lease term - operating leases	6.6 years	7.6 years	6.3 years
Weighted average discount rate - operating leases	3.8%	3.7%	2.5%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Within the prior two years of the date of the most recent financial statement, there have been no changes in or disagreements with the Company’s accountants.
ITEM 9A. CONTROLS AND PROCEDURES
a)An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The Company’s independent registered public accounting firm (Crowe LLP - PCAOB ID: 173) has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.
c)There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained under the captions "Election of Directors," "Corporate Governance and the Board of Directors" and "Delinquent Section 16(a) Reports" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2026, to be filed with the SEC on Form DEF 14A, and such sections are incorporated herein by reference in response to this Item.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Policies and Practices Related to the Grant of Certain Equity Awards," and "Compensation Committee Report" in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 14, 2026, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item. The information included under the heading "Compensation Committee Report" in the Proxy Statement shall not be deemed "soliciting" materials or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 14, 2026, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item.
Equity Compensation Plan Information
The table below sets forth the following information as of December 31, 2025 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:
(a)the number of securities to be issued upon the exercise of outstanding options, warrants and rights;
(b)the weighted-average exercise price of such outstanding options, warrants and rights; and
(c)other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)(2)(3)	293,549	$0	22,548
Equity compensation plans not approved by security holders	0	0	0
Total	293,549	$0	22,548
(1)Lakeland Financial Corporation 2017 Equity Incentive Plan was adopted on April 12, 2017 by the board of directors. Amounts shown reflects share activity related to the 2017 Equity Incentive Plan.
(2)This amount includes 80,365 time-based restricted stock units and 213,184 performance based restricted stock units under the 2017 Equity Incentive Plan. The number of shares of the Company's common stock that may be issued pursuant to outstanding unearned performance-based restricted stock units reflects actual performance.

(3)The Lakeland Financial Corporation 2025 Equity Incentive Plan was adopted on April 9, 2025 by the board of directors; however, there were no shares granted under this plan during 2025. There are 1,100,000 shares remaining for future issuance under the 2025 Equity Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the caption "Certain Relationships and Related Transactions" in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 14, 2026, to be with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 13 - Related Party Transactions to the Company’s financial statements contained in Item 8.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the caption "Fees Paid to Independent Registered Public Accounting Firm" in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 14, 2026, to be filed with the SEC on Form DEF 14A, is incorporated herein by reference in response to this Item.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following financial statements are filed as part of this annual report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income, years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income, years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders' Equity, years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows, years ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
(b)Exhibits

Exhibit No.	Document	Location

3.1	Amended and Restated Articles of Incorporation of Lakeland Financial Corporation	Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 2022

3.2	Restated Bylaws of Lakeland Financial Corporation, as amended	Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 2022

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2003

4.2	Description of Securities	Exhibit 4.4 to the Company's Form 10-K for the fiscal year ended December 31, 2019

10.1*	Lakeland Financial Corporation 2008 Equity Incentive Plan	Exhibit 10.1 to the Company’s Form S-8 filed on May 14, 2008

10.2*	Amended and Restated Lakeland Financial Corporation Director’s Fee Deferral Plan	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.3*	Form of Change in Control Agreement entered into with David M. Findlay, Kevin L. Deardorff, Eric H. Ottinger, Michael E. Gavin, Lisa M. O’Neill and Kristin L. Pruitt	Exhibit 10.1 of the Company’s Form 8-K filed on March 2, 2016

10.4*	Amended and Restated Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2008

10.5*	First Amendment to Amended and Restated Employee Deferred Compensation Plan	Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 2020

10.6*	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2004

10.7*	Amended and Restated Long Term Incentive Plan	Exhibit 10.1 to the Company’s Form10-Q for the quarter ended September 30, 2009

10.8*	Lakeland Financial Corporation 2013 Equity Incentive Plan	Appendix A to the Definitive Proxy Statement on Form DEF-14A filed on March 4, 2013

10.9*	Form of Restricted Stock Award Agreement	Exhibit 4.3 to the Company’s Form S-8 filed on July 9, 2013

10.10*	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.4 to the Company’s Form S-8 filed on July 9, 2013

10.11*	Form of Restricted Stock Unit Award Agreement	Exhibit 4.5 to the Company’s Form S-8 filed on July 9, 2013

10.12*	Lakeland Financial Corporation 2017 Equity Incentive Plan	Exhibit 4.5 to the Company’s Form S-8 filed on April 13, 2017

10.13*	Form of Restricted Stock Unit Award Agreement	Exhibit 4.6 to the Company’s Form S-8 filed on April 13, 2017

10.14*	Form of Restricted Stock Award Agreement	Exhibit 4.7 to the Company’s Form S-8 filed on April 13, 2017

10.15*	Form of Restricted Stock Award Agreement	Exhibit 4.8 to the Company’s Form S-8 filed on April 13, 2017

10.16*	Form of Nonqualified Stock Option Award Agreement	Exhibit 4.9 to the Company’s Form S-8 filed on April 13, 2017

10.17*	Lakeland Financial Corporation Amended and Restated 2017 Equity Incentive Plan	Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2021

10.18*	Form of Lakeland Financial Corporation 2017 Amended and Restated Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement	Exhibit 10.1 to the Company's Form 8-K filed on January 31, 2025

10.19*	Form of Lakeland Financial Corporation 2017 Amended and Restated Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	Exhibit 10.2 to the Company's Form 8-K filed on January 31, 2025

10.20*	Lakeland Financial Corporation 2025 Equity Incentive Plan	Exhibit 10.1 to the Company's Form 8-K filed on April 9, 2025

10.21*	Form of Lakeland Financial Corporation 2025 Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement	Exhibit 99.2 to the Company's Form S-8 filed on April 9, 2025

10.22*	Form of Lakeland Financial Corporation 2025 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	Exhibit 99.3 to the Company's Form S-8 filed on April 9, 2025

19.1	Lakeland Financial Corporation Insider Trading Policy	Exhibit 19.1 to the Company's Form 10-K filed on February 21, 2024

21.1	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered Public Accounting Firm	Attached hereto

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

97.1	Clawback Policy	Exhibit 97.1 to the Company's Form 10-K filed on February 21, 2024
* Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: February 25, 2026	By	/s/ David M. Findlay
David M. Findlay, Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Findlay
David M. Findlay	Chairman and Chief Executive Officer	February 25, 2026
(principal executive officer)

/s/ Kristin L. Pruitt
Kristin L. Pruitt	President and Director	February 25, 2026

/s/ Lisa M. O'Neill
Lisa M. O’Neill	Executive Vice President, Chief Financial Officer	February 25, 2026
(principal financial officer)

/s/ Brok A. Lahrman
Brok A. Lahrman	Senior Vice President, Finance and Chief Accounting Officer	February 25, 2026
(principal accounting officer)

/s/ A. Faraz Abbasi
A. Faraz Abbasi	Director	February 25, 2026

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	February 25, 2026

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	February 25, 2026

/s/ Darrianne P. Christian
Darrianne P. Christian	Director	February 25, 2026

/s/ Melinda J. Creighton Truex
Melinda J. Creighton Truex	Director	February 25, 2026

/s/ Emily E. Pichon
Emily E. Pichon	Director	February 25, 2026

/s/ Steven D. Ross
Steven D. Ross	Director	February 25, 2026

/s/ Brian J. Smith
Brian J. Smith	Director	February 25, 2026

/s/ Daniel B. Starr
Daniel B. Starr	Director	February 25, 2026

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	February 25, 2026

/s/ M. Scott Welch
M. Scott Welch	Director	February 25, 2026