Form 10-Q
period 2026-03-31
LAKELAND FINANCIAL CORP
filed 2026-04-29
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at April 23, 2026:  24,913,586

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and due from banks	$65,698	$57,139
Short-term investments	85,626	84,179
Total cash and cash equivalents	151,324	141,318

Securities available-for-sale, at fair value	1,026,991	1,052,062
Securities held-to-maturity, at amortized cost (fair value of $114,241 and $117,510, respectively)	133,617	133,208
Real estate mortgage loans held-for-sale	1,086	2,707
Loans, net of allowance for credit losses of $68,914 and $68,995	5,404,444	5,306,354
Land, premises and equipment, net	68,761	65,542
Bank owned life insurance	130,710	129,978
Federal Reserve and Federal Home Loan Bank stock	21,420	21,420
Accrued interest receivable	29,703	28,997
Goodwill	4,970	4,970
Other assets	110,654	103,466
Total assets	$7,083,680	$6,990,022

LIABILITIES
Noninterest bearing deposits	$1,301,547	$1,221,327
Interest bearing deposits	4,888,713	4,752,023
Total deposits	6,190,260	5,973,350

Borrowings - Federal Home Loan Bank advances:
Short-term advance	50,000	170,000
Long-term advance	1,200	1,200
Other borrowings	17,000	13,000
Total borrowings	68,200	184,200

Accrued interest payable	8,591	8,868
Other liabilities	67,636	61,112
Total liabilities	6,334,687	6,227,530

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
26,062,063 shares issued and 24,929,650 outstanding as of March 31, 2026
26,023,644 shares issued and 25,219,634 outstanding as of December 31, 2025	137,929	136,965
Retained earnings	801,617	788,345
Accumulated other comprehensive income (loss)	(135,622)	(127,137)
Treasury stock at cost (1,132,413 shares as of March 31, 2026, 804,010 shares as of December 31, 2025)	(55,020)	(35,770)
Total stockholders’ equity	748,904	762,403
Noncontrolling interest	89	89
Total equity	748,993	762,492
Total liabilities and equity	$7,083,680	$6,990,022

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
NET INTEREST INCOME
Interest and fees on loans
Taxable	$83,111	$81,740
Tax exempt	279	292
Interest and dividends on securities
Taxable	3,841	3,389
Tax exempt	3,907	3,910
Other interest income	849	1,124
Total interest income	91,987	90,455

Interest on deposits	33,431	36,458
Interest on short-term borrowings	1,783	1,122
Total interest expense	35,214	37,580

NET INTEREST INCOME	56,773	52,875

Provision for credit losses	2,000	6,800

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	54,773	46,075

NONINTEREST INCOME
Wealth advisory fees	3,063	2,867
Investment brokerage fees	524	452
Service charges on deposit accounts	2,874	2,774
Loan and service fees	3,207	2,884
Merchant and interchange fee income	777	822
Bank owned life insurance income	976	322
Interest rate swap fee income	701	0
Mortgage banking income (loss)	81	(51)
Other income	730	858
Total noninterest income	12,933	10,928

NONINTEREST EXPENSE
Salaries and employee benefits	20,295	17,902
Net occupancy expense	2,104	1,980
Equipment costs	1,464	1,382
Data processing fees and supplies	4,259	4,265
Corporate and business development	1,493	1,406
FDIC insurance and other regulatory fees	873	800
Professional fees	1,937	2,380
Other expense	2,726	2,648
Total noninterest expense	35,151	32,763

INCOME BEFORE INCOME TAX EXPENSE	32,555	24,240
Income tax expense	6,077	4,155
NET INCOME	$26,478	$20,085

BASIC WEIGHTED AVERAGE COMMON SHARES	25,344,757	25,714,818

BASIC EARNINGS PER COMMON SHARE	$1.04	$0.78

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,493,920	25,802,865

DILUTED EARNINGS PER COMMON SHARE	$1.04	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - dollars in thousands)

	Three months ended March 31,
	2026	2025
Net income	$26,478	$20,085
Other comprehensive income (loss)
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(11,245)	2,815
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity	489	490
Net securities gain (loss) activity during the period	(10,756)	3,305
Tax effect	2,259	(694)
Net of tax amount	(8,497)	2,611
Defined benefit pension plans:
Amortization of net actuarial loss	16	13
Net gain activity during the period	16	13
Tax effect	(4)	(3)
Net of tax amount	12	10
Total other comprehensive income (loss), net of tax	(8,485)	2,621
Comprehensive income	$17,993	$22,706

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock
Balance at January 1, 2025	25,509,592	$129,664	$736,412	$(166,500)	$(15,754)	$683,822	$89	$683,911
Comprehensive income:
Net income			20,085			20,085		20,085
Other comprehensive income (loss), net of tax				2,621		2,621		2,621
Cash dividends declared and paid, $0.50 per share			(12,847)			(12,847)		(12,847)
Treasury shares purchased under deferred directors' plan	(3,095)	215			(215)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,744	(375)			375	0		0
Stock activity under equity compensation plans	37,663	(1,493)				(1,493)		(1,493)
Stock based compensation expense		2,232				2,232		2,232
Balance at March 31, 2025	25,556,904	$130,243	$743,650	$(163,879)	$(15,594)	$694,420	$89	$694,509

Balance at January 1, 2026	25,219,634	$136,965	$788,345	$(127,137)	$(35,770)	$762,403	$89	$762,492
Comprehensive income:
Net income			26,478			26,478		26,478
Other comprehensive income (loss), net of tax				(8,485)		(8,485)		(8,485)
Cash dividends declared and paid, $0.52 per share			(13,206)			(13,206)		(13,206)
Treasury shares purchased under share repurchase plan	(336,853)				(19,369)	(19,369)		(19,369)
Treasury shares purchased under deferred directors' plan	(4,090)	239			(239)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,540	(358)			358	0		0
Stock activity under equity compensation plans	38,419	(1,292)				(1,292)		(1,292)
Stock based compensation expense		2,375				2,375		2,375
Balance at March 31, 2026	24,929,650	$137,929	$801,617	$(135,622)	$(55,020)	$748,904	$89	$748,993

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - dollars in thousands)

Three Months Ended March 31,	2026	2025
Cash flows from operating activities:
Net income	$26,478	$20,085
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,496	1,479
Provision for credit losses	2,000	6,800
Amortization of loan servicing rights	103	106
Loans originated for sale, including participations	(3,083)	(2,533)
Net gain on sales of loans	(155)	(85)
Proceeds from sale of loans, including participations	4,822	2,986
Net securities amortization	870	1,000
Stock based compensation expense	2,375	2,232
Earnings on life insurance	(976)	(322)
Gain on life insurance	(171)	0
Tax expense of stock award issuances	71	136
Net change:
Interest receivable and other assets	(5,616)	(2,754)
Interest payable and other liabilities	6,452	(206)
Total adjustments	8,188	8,839
Net cash from operating activities	34,666	28,924

Cash flows from investing activities:
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	18,120	14,655
Purchases of securities available-for-sale	(5,084)	(22,210)
Purchase of life insurance	(53)	(211)
Net (increase) decrease in total loans	(100,090)	(105,600)
Purchases of land, premises and equipment	(4,715)	(1,787)
Net cash from investing activities	(91,822)	(115,153)

Cash flows from financing activities:
Net increase (decrease) in total deposits	216,910	59,228
Net increase (decrease) in other borrowings	4,000	0
Net proceeds from (payments on) short-term FHLB borrowings	(120,000)	107,000
Proceeds from long-term FHLB borrowings	0	1,200
Common dividends paid	(13,206)	(12,847)
Payments related to equity incentive plans	(1,292)	(1,493)
Purchase of treasury stock	(19,608)	(215)
Sale of treasury stock	358	375
Net cash from financing activities	67,162	153,248
Net change in cash and cash equivalents	10,006	67,019
Cash and cash equivalents at beginning of the period	141,318	168,205
Cash and cash equivalents at end of the period	$151,324	$235,224
Cash paid during the period for:
Interest	$35,491	$37,998
Income taxes	97	0
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for lease liabilities	0	20

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION
This report is filed for Lakeland Financial Corporation (the "Company"), which has one wholly owned subsidiary, Lake City Bank (the "Bank"). Also included in this report are results for the Bank’s wholly owned subsidiary, LCB Investments II, Inc. ("LCB Investments"), which manages the Bank’s investment securities portfolio. LCB Investments II, Inc. owns LCB Funding, Inc. ("LCB Funding"), a real estate investment trust. All significant inter-company balances and transactions have been eliminated in consolidation.
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2026. The Company’s 2025 Annual Report on Form 10-K should be read in conjunction with these statements.
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
Newly Issued But Not Yet Effective Accounting Standards
On October 9, 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative", which modified the disclosure or presentation requirements of a variety of Topics in the Codification and was intended to both clarify or improve such requirements and align the requirements with the SEC's regulations. The amendments to Topics of Codification provided in this update apply to all reporting entities within the scope of the affected Topics unless otherwise indicated by the update. Given the variety of Topics amended, a broad range of entities may be affected by one or more of the amendments provided in the update. The Company evaluated the amendments provided in the update and believes certain of the disclosure improvements could be applicable to the Company's interim or annual disclosures. Subtopic 230-10, as amended, requires disclosure within the accounting policy in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented within the statement of cash flows. Subtopic 260-10, as amended, requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. Subtopic 470-10, as amended, requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on short-term borrowings outstanding as of the date of each balance sheet presented.
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
The amendments in this update remove all references to linear project stages, and instead require an entity to start capitalizing software costs when both of the following occur: (1) Management has authorized and committed to funding the software project and (2) It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (referred to as "significant development uncertainty".) The two factors to consider in determining whether there is significant development uncertainty are whether: (1) The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing and (2) The entity has determined what it needs the software to do, including whether the entity has identified or continues to substantially revise the software's significant performance requirements. The amendments in the update specify that internal-use software costs must be disclosed according to applicable property, plant and equipment guidance, regardless of how such costs are presented in the financial statements. Furthermore, the amendments in the update supersede website development costs guidance and incorporate the recognition requirements for website-specific development costs into Subtopic 350-40.
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
On November 12, 2025, the FASB issued ASU 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans", to expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this update, loans (excluding credit cards) acquired without credit deterioration and deemed "seasoned" are purchased seasoned loans and are accounted for using the gross-up approach at acquisition. Specifically, after an entity determines that a loan is a non-purchased financial asset with credit deterioration ("PCD") asset based on its assessment of credit deterioration experienced since origination, the entity should apply the guidance described in the amendments to determine whether the loan is seasoned and, therefore, should be accounted for using the gross-up approach. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans.
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
On December 8, 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow Scope Improvements", to improve the guidance in Topic 270, by clarifying interim disclosure requirements and the applicability of Topic 270. The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the FASB board focused on identifying the interim disclosures that are currently required under GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle, which is modeled after a previous SEC disclosure requirement, is to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. The amendments in this update also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The FASB board expects these clarifications will enhance consistency in interim financial reporting in interim for all entities and considers the amendments to be necessary to reflect the development of interim reporting over time.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
U.S. Treasury securities	$15,185	$0	$(81)	$0	$15,104
U.S. government sponsored agencies	134,037	75	(20,630)	0	113,482
Mortgage-backed securities: residential	493,336	487	(53,612)	0	440,211
State and municipal securities	538,933	91	(80,830)	0	458,194
Total	$1,181,491	$653	$(155,153)	$0	$1,026,991

December 31, 2025
U.S. Treasury securities	$10,117	$2	$0	$0	$10,119
U.S. government sponsored agencies	136,772	82	(21,164)	0	115,690
Mortgage-backed securities: residential	506,734	892	(53,463)	0	454,163
State and municipal securities	541,694	131	(69,735)	0	472,090
Total	$1,195,317	$1,107	$(144,362)	$0	$1,052,062
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
State and municipal securities	$133,617	$0	$(19,376)	$0	$114,241

December 31, 2025
State and municipal securities	$133,208	$0	$(15,698)	$0	$117,510
The Company has the current intent and ability to hold held-to-maturity securities until maturity. All of the Company's securities designated as held-to-maturity were transferred from the available-for-sale classification. The net unrealized gain or loss on the transferred securities was recorded as a component of accumulated other comprehensive income (loss) at the time of the transfer and is amortized over the remaining life of the underlying securities as an adjustment to the yield on those securities. The net amount of the unamortized unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) was $16.5 million ($13.1 million, net of tax) at March 31, 2026.

Information regarding the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by maturity as of March 31, 2026 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$500	$501	$0	$0
Due after one year through five years	29,131	28,646	0	0
Due after five years through ten years	94,718	86,936	7,391	6,574
Due after ten years	563,806	470,697	126,226	107,667
	688,155	586,780	133,617	114,241
Mortgage-backed securities	493,336	440,211	0	0
Total debt securities	$1,181,491	$1,026,991	$133,617	$114,241
There were no sales of available-for-sale securities during the three months ended March 31, 2026 and 2025.
Securities with fair values of $535.2 million and $546.8 million were pledged as of March 31, 2026 and December 31, 2025, respectively, as collateral for borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of March 31, 2026 and December 31, 2025 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
U.S. Treasury securities	$15,104	$81	$0	$0	$15,104	$81
U.S. government sponsored agencies	4,966	29	103,498	20,601	108,464	20,630
Mortgage-backed securities: residential	32,786	385	356,613	53,227	389,399	53,612
State and municipal securities	33,073	643	408,923	80,187	441,996	80,830
Total available-for-sale	$85,929	$1,138	$869,034	$154,015	$954,963	$155,153

December 31, 2025
U.S. Treasury securities	$5,107	$0	$0	$0	$5,107	$0
U.S. government sponsored agencies	0	0	105,609	21,164	105,609	21,164
Mortgage-backed securities: residential	14,397	106	374,383	53,357	388,780	53,463
State and municipal securities	13,807	24	440,935	69,711	454,742	69,735
Total available-for-sale	$33,311	$130	$920,927	$144,232	$954,238	$144,362
Information regarding held-to-maturity securities with unrealized losses as of March 31, 2026 and December 31, 2025 is presented on the next page. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
State and municipal securities	$0	$0	$114,241	$19,376	$114,241	$19,376

December 31, 2025
State and municipal securities	$0	$0	$117,510	$15,698	$117,510	$15,698
The total number of securities with unrealized losses as of March 31, 2026 and December 31, 2025 is presented below.

	Available-for-Sale			Held-to-Maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
March 31, 2026
U.S. Treasury securities	3	0	3	0	0	0
U.S. government sponsored agencies	1	17	18	0	0	0
Mortgage-backed securities: residential	7	116	123	0	0	0
State and municipal securities	45	354	399	0	41	41
Total temporarily impaired	56	487	543	0	41	41

December 31, 2025
U.S. Treasury securities	1	0	1	0	0	0
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	3	120	123	0	0	0
State and municipal securities	17	378	395	0	41	41
Total temporarily impaired	21	515	536	0	41	41
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
No allowance for credit losses for available-for-sale or held-to-maturity debt securities was recorded at March 31, 2026 or December 31, 2025. Accrued interest receivable on securities totaled $7.1 million and $7.8 million at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.
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

NOTE 3. LOANS

(dollars in thousands)	March 31, 2026		December 31, 2025
Commercial and industrial loans:
Working capital lines of credit loans	$742,655	13.6%	$711,742	13.2%
Non-working capital loans	836,121	15.3	841,947	15.7
Total commercial and industrial loans	$1,578,776	28.9	$1,553,689	28.9

Commercial real estate and multi-family residential loans:
Construction and land development loans	509,143	9.3	497,239	9.2
Owner occupied loans	807,813	14.8	807,335	15.0
Nonowner occupied loans	960,395	17.5	923,708	17.2
Multifamily loans	462,984	8.5	438,233	8.1
Total commercial real estate and multi-family residential loans	$2,740,335	50.1	$2,666,515	49.5

Agri-business and agricultural loans:
Loans secured by farmland	177,823	3.2	155,073	2.9
Loans for agricultural production	196,258	3.6	251,783	4.7
Total agri-business and agricultural loans	$374,081	6.8	$406,856	7.6

Other commercial loans	95,764	1.7	97,381	1.8
Total commercial loans	$4,788,956	87.5	$4,724,441	87.8

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	292,724	5.3	267,134	5.0
Open end and junior lien loans	263,600	4.8	251,185	4.7
Residential construction and land development loans	14,429	0.3	18,873	0.3
Total consumer 1-4 family mortgage loans	$570,753	10.4	$537,192	10.0

Other consumer loans	116,158	2.1	116,224	2.2
Total consumer loans	$686,911	12.5	$653,416	12.2
Subtotal	$5,475,867	100.0%	$5,377,857	100.0%
Less: Allowance for credit losses	(68,914)		(68,995)
Net deferred loan fees	(2,509)		(2,508)
Loans, net	$5,404,444		$5,306,354
The recorded investment in loans does not include accrued interest, which totaled $22.1 million and $20.7 million as of March 31, 2026 and December 31, 2025, respectively.
The Company had $1.0 million and $1.5 million in residential real estate loans in the process of foreclosure as of March 31, 2026 and December 31, 2025, respectively.
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
The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for credit losses that generally includes consideration of changes in the nature and volume of the loan portfolio and overall portfolio quality, along with current and forecasted economic conditions that may affect borrowers' ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. To determine the specific allocation levels for individual credits, management considers the current valuation of collateral and the amounts and timing of expected future cash flows as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, an appropriate level of general allowance is determined by portfolio segment using a probability of default-loss given default ("PD/LGD") model, subject to a floor. A default can be triggered by one of several different asset quality factors, including past due status, nonaccrual status, material modification to a borrower experiencing financial difficulty status or if the loan has had a charge-off. This PD is then combined with a LGD derived from historical charge-off data to construct a loss rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee's Summary of Economic Projections, as well as portfolio trends based on the risks present for each portfolio segment. These environmental factors include consideration of the following: levels of, and trends in, delinquencies and nonperforming loans; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and pooled. These two components represent the total allowance for credit losses deemed adequate to cover expected losses within the loan portfolio.
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

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods shown:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended March 31, 2026
Beginning balance, January 1	$28,436	$30,163	$3,315	$1,041	$3,996	$1,719	$325	$68,995
Provision for credit losses	1,587	429	106	(226)	247	157	(300)	2,000
Loans charged-off	(1,986)	0	0	0	(65)	(145)	0	(2,196)
Recoveries	16	26	0	0	7	66	0	115
Net loans (charged-off) recovered	(1,970)	26	0	0	(58)	(79)	0	(2,081)
Ending balance	$28,053	$30,618	$3,421	$815	$4,185	$1,797	$25	$68,914

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended March 31, 2025
Beginning balance, January 1	$45,539	$30,865	$3,541	$743	$3,358	$1,531	$383	$85,960
Provision for credit losses	6,741	(423)	(41)	(20)	124	343	76	6,800
Loans charged-off	(10)	0	0	0	(24)	(474)	0	(508)
Recoveries	32	26	0	0	6	117	0	181
Net loans (charged-off) recovered	22	26	0	0	(18)	(357)	0	(327)
Ending balance	$52,302	$30,468	$3,500	$723	$3,464	$1,517	$459	$92,433
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

The following table summarizes the risk category of loans by loan segment and year of origination as of March 31, 2026:

(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$0	$996	$2,252	$0	$55	$1,290	$4,593	$667,590	$672,183
Special Mention	0	0	0	0	0	0	0	39,195	39,195
Substandard	0	300	97	2,057	922	377	3,753	27,258	31,011
Total	0	1,296	2,349	2,057	977	1,667	8,346	734,043	742,389
Working capital lines of credit loans:
Current period gross write offs	0	1,975	0	0	0	0	1,975	0	1,975
Non-working capital loans:
Pass	31,623	222,567	97,357	95,291	109,672	40,386	596,896	194,456	791,352
Special Mention	768	5,391	2,090	139	7,445	10,201	26,034	6,773	32,807
Substandard	0	314	647	1,986	1,490	4,011	8,448	387	8,835
Doubtful	0	0	0	0	0	73	73	0	73
Not Rated	45	1,038	263	621	471	224	2,662	0	2,662
Total	32,436	229,310	100,357	98,037	119,078	54,895	634,113	201,616	835,729
Non-working capital loans:
Current period gross write offs	0	0	0	0	0	0	0	11	11
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	8,069	20,475	29,894	5,263	491	709	64,901	436,730	501,631
Special Mention	0	0	0	0	0	0	0	5,798	5,798
Total	8,069	20,475	29,894	5,263	491	709	64,901	442,528	507,429
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	45,626	147,291	102,710	92,857	116,224	237,806	742,514	28,509	771,023
Special Mention	0	3,003	695	1,724	14,500	12,877	32,799	0	32,799
Substandard	0	0	303	277	0	2,959	3,539	0	3,539
Total	45,626	150,294	103,708	94,858	130,724	253,642	778,852	28,509	807,361
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Nonowner occupied loans:
Pass	64,830	186,611	110,685	107,868	124,997	227,096	822,087	124,372	946,459

(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Revolving	Total
Nonowner occupied loans (continued):
Special Mention	0	0	0	11,223	58	0	11,281	0	11,281
Substandard	0	0	0	0	0	0	0	1,958	1,958
Total	64,830	186,611	110,685	119,091	125,055	227,096	833,368	126,330	959,698
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	86,361	151,498	5,419	93,564	19,839	41,044	397,725	64,498	462,223
Special Mention	0	0	0	0	287	0	287	0	287
Total	86,361	151,498	5,419	93,564	20,126	41,044	398,012	64,498	462,510
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	32,464	27,911	12,823	14,781	35,519	41,893	165,391	9,972	175,363
Special Mention	0	1,970	114	189	0	153	2,426	0	2,426
Substandard	0	0	0	0	0	44	44	0	44
Total	32,464	29,881	12,937	14,970	35,519	42,090	167,861	9,972	177,833
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	745	5,216	12,421	6,318	18,077	13,436	56,213	132,926	189,139
Special Mention	0	0	0	643	251	0	894	6,323	7,217
Total	745	5,216	12,421	6,961	18,328	13,436	57,107	139,249	196,356
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	3,091	10,737	1,033	12,968	24,259	14,582	66,670	28,897	95,567
Total	3,091	10,737	1,033	12,968	24,259	14,582	66,670	28,897	95,567
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	14,765	14,535	9,890	6,216	6,547	14,605	66,558	4,101	70,659
Special Mention	0	188	118	212	154	60	732	0	732

(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Revolving	Total
Closed end first mortgage loans (continued):
Substandard	0	24	0	226	429	573	1,252	0	1,252
Doubtful	0	0	0	0	0	0	0	0	0
Not Rated	14,691	36,025	22,699	48,765	42,307	55,223	219,710	0	219,710
Total	29,456	50,772	32,707	55,419	49,437	70,461	288,252	4,101	292,353
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	0	654	475	670	0	184	1,983	9,243	11,226
Special Mention	0	279	0	0	0	0	279	0	279
Substandard	0	1,711	38	116	73	1	1,939	566	2,505
Not Rated	12,092	23,539	11,339	8,282	8,823	2,394	66,469	185,372	251,841
Total	12,092	26,183	11,852	9,068	8,896	2,579	70,670	195,181	265,851
Open end and junior lien loans:
Current period gross write offs	0	0	0	0	0	0	0	65	65
Residential construction loans:
Not Rated	789	6,785	1,814	557	1,557	2,838	14,340	0	14,340
Total	789	6,785	1,814	557	1,557	2,838	14,340	0	14,340
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	4	373	0	930	104	14	1,425	40,179	41,604
Substandard	0	0	28	230	82	61	401	0	401
Not Rated	3,973	17,487	14,482	12,246	6,759	6,933	61,880	12,057	73,937
Total	3,977	17,860	14,510	13,406	6,945	7,008	63,706	52,236	115,942
Other consumer loans:
Current period gross write offs	0	9	3	37	12	0	61	84	145

Total Loans	$319,936	$886,918	$439,686	$526,219	$541,392	$732,047	$3,446,198	$2,027,160	$5,473,358

Total period gross write offs	$0	$1,984	$3	$37	$12	$0	$2,036	$160	$2,196

The following table summarizes the risk category of loans by loan segment and year of origination as of December 31, 2025:

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$5,863	$1,405	$19	$63	$1,066	$334	$8,750	$633,270	$642,020
Special Mention	0	0	0	0	0	0	0	38,014	38,014
Substandard	300	0	2,057	924	211	230	3,722	27,759	31,481
Total	6,163	1,405	2,076	987	1,277	564	12,472	699,043	711,515
Working capital lines of credit loans:
Current period gross write offs	0	0	0	28,607	0	12	28,619	45	28,664
Non-working capital loans:
Pass	210,230	109,036	101,984	114,735	32,420	20,755	589,160	204,275	793,435
Special Mention	5,819	2,671	154	8,359	7,024	5,060	29,087	7,493	36,580
Substandard	314	327	1,998	1,543	105	3,913	8,200	391	8,591
Doubtful	0	0	0	0	0	74	74	0	74
Not Rated	939	322	767	558	107	173	2,866	0	2,866
Total	217,302	112,356	104,903	125,195	39,656	29,975	629,387	212,159	841,546
Non-working capital loans:
Current period gross write offs	1	2	0	0	0	0	3	201	204
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	20,946	25,430	11,990	20,692	720	0	79,778	414,386	494,164
Special Mention	1,242	0	0	0	0	0	1,242	0	1,242
Total	22,188	25,430	11,990	20,692	720	0	81,020	414,386	495,406
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	151,944	106,040	89,724	118,976	128,712	143,199	738,595	31,378	769,973
Special Mention	3,083	163	1,810	14,683	0	13,069	32,808	550	33,358
Substandard	0	306	284	0	1,520	1,442	3,552	0	3,552
Total	155,027	106,509	91,818	133,659	130,232	157,710	774,955	31,928	806,883
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Nonowner occupied loans:
Pass	184,183	114,323	108,411	128,867	93,880	154,390	784,054	125,655	909,709

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Nonowner occupied loans (continued):
Special Mention	0	0	11,321	59	0	0	11,380	0	11,380
Substandard	0	0	0	0	0	0	0	1,957	1,957
Total	184,183	114,323	119,732	128,926	93,880	154,390	795,434	127,612	923,046
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	191,399	21,552	63,810	21,472	8,485	32,995	339,713	97,877	437,590
Special Mention	0	0	0	291	0	0	291	0	291
Total	191,399	21,552	63,810	21,763	8,485	32,995	340,004	97,877	437,881
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	28,600	13,595	15,258	31,324	19,915	30,669	139,361	13,202	152,563
Special Mention	1,987	118	193	0	25	148	2,471	0	2,471
Substandard	0	0	0	0	0	49	49	0	49
Total	30,587	13,713	15,451	31,324	19,940	30,866	141,881	13,202	155,083
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	5,560	13,158	21,355	18,848	21,215	12,502	92,638	151,443	244,081
Special Mention	0	0	654	258	0	1	913	6,891	7,804
Total	5,560	13,158	22,009	19,106	21,215	12,503	93,551	158,334	251,885
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	11,178	1,199	13,637	24,506	2,504	11,665	64,689	30,722	95,411
Special Mention	0	0	0	0	0	1,754	1,754	0	1,754
Total	11,178	1,199	13,637	24,506	2,504	13,419	66,443	30,722	97,165
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	14,058	9,978	6,465	6,793	10,248	5,525	53,067	2,427	55,494

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Closed end first mortgage loans (continued):
Special Mention	189	119	215	156	61	0	740	0	740
Substandard	55	305	232	436	0	755	1,783	0	1,783
Not Rated	36,511	23,578	50,011	42,657	24,998	31,020	208,775	0	208,775
Total	50,813	33,980	56,923	50,042	35,307	37,300	264,365	2,427	266,792
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	24	24	0	24
Open end and junior lien loans:
Pass	665	487	684	0	190	4	2,030	8,477	10,507
Special Mention	286	0	0	0	0	0	286	0	286
Substandard	1,728	38	99	0	3	0	1,868	317	2,185
Not Rated	28,327	13,016	9,566	10,347	1,849	1,138	64,243	176,160	240,403
Total	31,006	13,541	10,349	10,347	2,042	1,142	68,427	184,954	253,381
Open end and junior lien loans:
Current period gross write offs	0	0	0	29	2	22	53	149	202
Residential construction loans:
Not Rated	6,684	6,852	575	1,680	1,189	1,798	18,778	0	18,778
Total	6,684	6,852	575	1,680	1,189	1,798	18,778	0	18,778
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	384	0	939	120	22	0	1,465	37,683	39,148
Substandard	0	35	273	91	6	11	416	0	416
Not Rated	19,055	15,982	13,837	7,631	4,301	3,349	64,155	12,269	76,424
Total	19,439	16,017	15,049	7,842	4,329	3,360	66,036	49,952	115,988
Other consumer loans:
Current period gross write offs	4	187	306	161	58	0	716	604	1,320

Total loans	$931,529	$480,035	$528,322	$576,069	$360,776	$476,022	$3,352,753	$2,022,596	$5,375,349

Total current period gross write offs	$5	$189	$306	$28,797	$60	$58	$29,415	$999	$30,414

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
The following table presents the aging of the amortized cost basis in past due loans as of March 31, 2026 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$737,163	$0	$0	$737,163	$5,226	$1,433	$742,389
Non-working capital loans	828,036	24	0	828,060	7,669	82	835,729
Commercial real estate and multi-family residential loans:
Construction and land development loans	507,429	0	0	507,429	0	0	507,429
Owner occupied loans	801,433	4,041	0	805,474	1,887	170	807,361
Nonowner occupied loans	957,740	0	0	957,740	1,958	0	959,698
Multifamily loans	462,510	0	0	462,510	0	0	462,510
Agri-business and agricultural loans:
Loans secured by farmland	177,789	0	0	177,789	44	0	177,833
Loans for agricultural production	195,808	548	0	196,356	0	0	196,356
Other commercial loans	95,567	0	0	95,567	0	0	95,567
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	289,255	1,839	7	291,101	1,252	507	292,353
Open end and junior lien loans	262,924	422	0	263,346	2,505	403	265,851
Residential construction loans	14,340	0	0	14,340	0	0	14,340
Other consumer loans	115,009	532	0	115,541	401	9	115,942
Total	$5,445,003	$7,406	$7	$5,452,416	$20,942	$2,604	$5,473,358
An insignificant amount of interest income was recognized on nonaccrual loans during the three month periods ended March 31, 2026.

The following table presents the aging of the amortized cost basis in past due loans as of December 31, 2025 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$706,317	$0	$0	$706,317	$5,198	$1,434	$711,515
Non-working capital loans	834,134	0	0	834,134	7,412	86	841,546
Commercial real estate and multi-family residential loans:
Construction and land development loans	495,406	0	0	495,406	0	0	495,406
Owner occupied loans	804,986	0	0	804,986	1,897	170	806,883
Nonowner occupied loans	921,089	0	0	921,089	1,957	0	923,046
Multifamily loans	437,881	0	0	437,881	0	0	437,881
Agri-business and agricultural loans:
Loans secured by farmland	155,035	0	0	155,035	48	0	155,083
Loans for agricultural production	251,885	0	0	251,885	0	0	251,885
Other commercial loans	97,165	0	0	97,165	0	0	97,165
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	263,385	1,617	7	265,009	1,783	690	266,792
Open end and junior lien loans	251,009	186	0	251,195	2,186	405	253,381
Residential construction loans	18,778	0	0	18,778	0	0	18,778
Other consumer loans	115,046	526	0	115,572	416	6	115,988
Total	$5,352,116	$2,329	$7	$5,354,452	$20,897	$2,791	$5,375,349
An insignificant amount of interest income was recognized on nonaccrual loans during the year ended December 31, 2025.

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
The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	March 31, 2026
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$2,388	$23,997	$570	$26,955
Non-working capital loans	25	4,455	43	4,523
Commercial real estate and multi-family residential loans:
Owner occupied loans	473	1,716	0	2,189
Nonowner occupied loans	1,958	0	0	1,958
Agri-business and agricultural loans:
Loans secured by farmland	0	44	0	44
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,100	0	0	3,100
Open end and junior lien loans	657	0	0	657
Other consumer loans	0	0	401	401
Total	$8,601	$30,212	$1,014	$39,827

	December 31, 2025
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$2,388	$23,827	$673	$26,888
Non-working capital loans	464	3,715	49	4,228
Commercial real estate and multi-family residential loans:
Owner occupied loans	476	1,726	0	2,202
Nonowner occupied loans	1,958	0	0	1,958
Agri-business and agricultural loans:
Loans secured by farmland	0	49	0	49
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,725	0	0	1,725
Open end and junior lien loans	2,186	0	0	2,186
Other consumer loans	0	0	416	416
Total	$9,197	$29,317	$1,138	$39,652

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
During the three months ended March 31, 2026 and 2025, there were no material modifications made to borrowers experiencing financial difficulty.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty by reviewing the delinquency and payment default status of such loans to understand the effectiveness of its relief efforts.
At March 31, 2026, no loans receiving a modification due to borrower financial difficulty within the previous twelve months were greater than 30 days or more past due or had experienced a payment default.
Upon the Company's determination that a modified loan (or portion thereof) has subsequently been deemed uncollectible, the loan (or a portion thereof) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
NOTE 5. BORROWINGS
For the periods ended below, advances from the Federal Home Loan Bank of Indianapolis ("FHLBI") were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Short-term advance	$50,000	$170,000
Long-term advance	1,200	1,200
Total	$51,200	$171,200
For the period ended March 31, 2026, the Company had advances outstanding from the FHLBI of $51.2 million. The short-term advance of $50.0 million was a floating rate advance due June 1, 2026 and had an interest rate of 3.79%. The long-term advance of $1.2 million was a fixed rate bullet advance due March 12, 2035 and had an interest rate of 0.00%. This advance is a rate-subsidized Community Development Financial Institution ("CDFI") Rate Buydown Advance offered by the FHLBI that funded a low cost loan to a qualifying CDFI. For the period ended December 31, 2025, the Company had advances outstanding with the FHLBI of $171.2 million. The $170.0 million short-term FHLBI advance was repaid on January 8, 2026. There were no Federal Funds purchased outstanding at March 31, 2026 and December 31, 2025.
On October 10, 2025, the Company renewed an unsecured revolving credit agreement with a financial institution allowing the Company to borrow up to $30.0 million. The credit agreement has a one year term which may be amended, extended, modified or renewed. Funds provided under the agreement can be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 8, 2025, amended on March 5, 2026, and expires on April 30, 2027, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. There was an outstanding balance on the credit agreement of $17.0 million at March 31, 2026 and $13.0 million at December 31, 2025. The outstanding balance of the credit agreement was repaid on April 15, 2026.

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
Mortgage servicing rights:  As of March 31, 2026, the value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $1.5 million, carried at amortized cost and an immaterial valuation reserve. These residential mortgage loans have a weighted average interest rate of 4.0%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At March 31, 2026, the constant prepayment speed (“PSA”) used was 188 and used a discount rate of 9.5%. At December 31, 2025, the PSA used was 168 and the discount rate used was 9.5%.
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

The tables below present the balances of assets measured at fair value on a recurring basis:

	March 31, 2026
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$15,104	$0	$0	$15,104
U.S. government sponsored agency securities	0	113,482	0	113,482
Mortgage-backed securities: residential	0	440,211	0	440,211
State and municipal securities	0	453,613	4,581	458,194
Total securities available-for-sale	15,104	1,007,306	4,581	1,026,991
Mortgage banking derivative	0	136	0	136
Interest rate swap derivative	0	14,272	0	14,272
Total assets	$15,104	$1,021,714	$4,581	$1,041,399

Liabilities:
Interest rate swap derivative	$0	$14,273	$0	$14,273
Total liabilities	$0	$14,273	$0	$14,273

	December 31, 2025
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$10,119	$0	$0	$10,119
U.S. government sponsored agency securities	0	115,690	0	115,690
Mortgage-backed securities: residential	0	454,163	0	454,163
State and municipal securities	0	467,589	4,501	472,090
Total securities available-for-sale	10,119	1,037,442	4,501	1,052,062
Mortgage banking derivative	0	115	0	115
Interest rate swap derivative	0	14,634	0	14,634
Total assets	$10,119	$1,052,191	$4,501	$1,066,811

Liabilities:
Mortgage banking derivative	$0	$8	$0	$8
Interest rate swap derivative	0	14,634	0	14,634
Total liabilities	$0	$14,642	$0	$14,642
The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below present the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2026
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$1,624	$1,624
Non-working capital loans	0	0	1,574	1,574
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	777	777
Nonowner occupied loans	0	0	1,515	1,515
Agri-business and agricultural loans:
Loans secured by farmland	0	0	16	16
Consumer 1‑4 family mortgage loans:
Open end and junior lien loans	0	0	1,541	1,541
Total collateral dependent loans	0	0	7,047	7,047
Total assets	$0	$0	$7,047	$7,047

	December 31, 2025
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$1,719	$1,719
Non-working capital loans	0	0	1,672	1,672
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	811	811
Nonowner occupied loans	0	0	1,543	1,543
Agri-business and agricultural loans:
Loans secured by farmland	0	0	18	18
Consumer 1‑4 family mortgage loans:
Open end and junior lien loans	0	0	1,523	1,523
Total collateral dependent loans	0	0	7,286	7,286
Total assets	$0	$0	$7,286	$7,286

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2026:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$3,198	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	52%	1%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	2,292	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	28%	1%-65%

Collateral dependent loans:
Agri-business and agricultural	16	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	65%
Collateral dependent loans:
Consumer 1-4 family mortgage	1,541	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	10%
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2025:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$3,391	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	52%	6%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	2,354	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	28%	7%-62%

Collateral dependent loans:
Agri-business and agricultural	18	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	62%
Collateral dependent loans:
Consumer 1-4 family mortgage	1,523	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	12%

The following tables contain the estimated fair values and the related carrying values of the Company’s financial instruments. Items that are not financial instruments are not included.

	March 31, 2026
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$151,324	$151,324	$0	$0	$151,324
Securities available-for-sale	1,026,991	15,104	1,007,306	4,581	1,026,991
Securities held-to-maturity	133,617	0	114,241	0	114,241
Real estate mortgages held-for-sale	1,086	0	1,107	0	1,107
Loans, net	5,404,444	0	0	5,359,405	5,359,405
Mortgage banking derivative	136	0	136	0	136
Interest rate swap derivative	14,272	0	14,272	0	14,272
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	29,703	0	7,647	22,056	29,703
Financial Liabilities:
Certificates of deposit	$947,949	$0	$945,314	$0	$945,314
All other deposits	5,242,311	5,242,311	0	0	5,242,311
Federal Home Loan Bank advances:
Short-term advance	50,000	50,000	0	0	50,000
Long-term advance	1,200	0	793	0	793
Other borrowings	17,000	0	16,998	0	16,998
Interest rate swap derivative	14,273	0	14,273	0	14,273
Standby letters of credit	251	0	0	251	251
Accrued interest payable	8,591	398	8,193	0	8,591

	December 31, 2025
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$141,318	$141,318	$0	$0	$141,318
Securities available-for-sale	1,052,062	10,119	1,037,442	4,501	1,052,062
Securities held-to-maturity	133,208	0	117,510	0	117,510
Real estate mortgages held-for-sale	2,707	0	2,753	0	2,753
Loans, net	5,306,354	0	0	5,257,552	5,257,552
Mortgage banking derivative	115	0	115	0	115
Interest rate swap derivative	14,634	0	14,634	0	14,634
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	28,997	0	8,306	20,691	28,997
Financial Liabilities:
Certificates of deposit	$750,726	$0	$748,798	$0	$748,798
All other deposits	5,222,624	5,222,624	0	0	5,222,624
Federal Home Loan Bank advances:
Short-term advance	170,000	169,998	0	0	169,998
Long-term advance	1,200	0	792	0	792
Other borrowings	13,000	0	12,997	0	12,997
Mortgage banking derivative	8	0	8	0	8
Interest rate swap derivative	14,634	0	14,634	0	14,634
Standby letters of credit	296	0	0	296	296
Accrued interest payable	8,868	410	8,458	0	8,868

NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$14,272	$0	$14,272	$0	$(11,815)	$2,457
Total Assets	$14,272	$0	$14,272	$0	$(11,815)	$2,457
Liabilities
Interest Rate Swap Derivatives	$14,273	$0	$14,273	$0	$0	$14,273
Total Liabilities	$14,273	$0	$14,273	$0	$0	$14,273

	December 31, 2025
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$14,634	$0	$14,634	$0	$(13,075)	$1,559
Total Assets	$14,634	$0	$14,634	$0	$(13,075)	$1,559
Liabilities
Interest Rate Swap Derivatives	$14,634	$0	$14,634	$0	$0	$14,634
Total Liabilities	$14,634	$0	$14,634	$0	$0	$14,634
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
The following is a maturity analysis of the operating lease liabilities as of March 31, 2026:

Years ending December 31, (in thousands)	Operating Lease Obligation
2026	$728
2027	919
2028	869
2029	743
2030	661
2031 and thereafter	5,191
Total undiscounted lease payments	9,111
Less imputed interest	(2,219)
Lease liability	$6,892
Right-of-use asset	$6,892
The lease liability and right-of-use asset were $7.1 million and $7.1 million, respectively, at December 31, 2025.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Lease cost
Operating lease cost	$242	$198
Short-term lease cost	1	1
Total lease cost	$243	$199

Other information
Operating cash outflows from operating leases	$242	$198
Weighted-average remaining lease term - operating leases	6.3 years	7.6 years
Weighted average discount rate - operating leases	3.9%	3.7%
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2026	$(126,609)	$(528)	$(127,137)
Other comprehensive income (loss) before reclassification	(8,884)	0	(8,884)
Amounts reclassified from accumulated other comprehensive income (loss)	387	12	399
Net current period other comprehensive income (loss)	(8,497)	12	(8,485)
Balance at March 31, 2026	$(135,106)	$(516)	$(135,622)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2025	$(165,932)	$(568)	$(166,500)
Other comprehensive income (loss) before reclassification	2,224	0	2,224
Amounts reclassified from accumulated other comprehensive income (loss)	387	10	397
Net current period other comprehensive income (loss)	2,611	10	2,621
Balance at March 31, 2025	$(163,321)	$(558)	$(163,879)

Reclassifications out of accumulated comprehensive income (loss) for the three months ended March 31, 2026 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(489)	Interest income
Tax effect	102	Income tax expense
	(387)	Net of tax
Amortization of defined benefit pension items	(16)	Salaries and employee benefits
Tax effect	4	Income tax expense
	(12)	Net of tax
Total reclassifications for the period	$(399)	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2025 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(490)	Interest income
Tax effect	103	Income tax expense
	(387)	Net of tax
Amortization of defined benefit pension items	(13)	Salaries and employee benefits
Tax effect	3	Income tax expense
	(10)	Net of tax
Total reclassifications for the period	$(397)	Net income
NOTE 10. EARNINGS PER SHARE
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

	Three Months Ended March 31,
	2026	2025
Weighted average shares outstanding for basic earnings per common share	25,344,757	25,714,818
Dilutive effect of stock based awards	149,163	88,047
Weighted average shares outstanding for diluted earnings per common share	25,493,920	25,802,865

Basic earnings per common share	$1.04	$0.78
Diluted earnings per common share	$1.04	$0.78

NOTE 11. INCOME TAXES
Pretax income is entirely related to domestic activities. The Company did not have any foreign operations or foreign tax expense for the periods presented below. Income tax expense for the three months ended March 31, 2026 consisted of the following:

(dollars in thousands)	2026
Current federal	$5,040
Deferred federal	842
Current state	853
Deferred state	(658)
Total income tax expense	$6,077
For the year ended December 31, 2025, the Company adopted ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a prospective basis. Differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes for the three months ended March 31, 2026 were as follows:

(dollars in thousands)	2026
Federal statutory rate	$6,837	21.0%
Effect of:
State and local income taxes, net of federal benefits	154	0.5
Tax credits, net of amortization and losses	15	0.0
Nontaxable or nondeductible items:
Tax exempt income	(870)	(2.7)
Bank owned life insurance	(235)	(0.1)
Long-term incentive plan and deferred compensation	0	0.0
Nondeductible compensation expense	37	0.0
Other nondeductible expenses	57	0.0
Other	82	0.0
Total income tax expense	$6,077	18.7%
During the three months ended March 31, 2026, the Company paid no federal income taxes or state income taxes.

The net deferred tax asset recorded in the consolidated balance sheet at March 31, 2026 and December 31, 2025 consisted of the following:

(dollars in thousands)	March 31, 2026	December 31, 2025
Deferred tax assets:
Bad debts	$18,326	$17,574
Pension and deferred compensation liability	2,418	2,430
Nonaccrual loan interest	521	1,403
Long-term incentive plan	2,184	2,685
Lease liability	2,968	2,370
Deferred loan fees	530	540
Net operating loss carryforward	1,936	1,900
Other	787	733
	29,670	29,635
Deferred tax liabilities:
Depreciation	5,081	5,333
Loan servicing rights	423	433
State taxes	1,070	1,096
Intangible assets	1,266	1,266
REIT spillover dividend	1,750	1,750
Prepaid expenses	1,067	1,155
Lease right of use	2,968	2,370
Other	244	247
	13,869	13,650
Valuation allowance	0	0
Net deferred tax asset	$15,801	$15,985
The Company has Indiana net operating loss carryforwards of approximately $39.5 million at March 31, 2026 that will expire in 2039 if not used. Management has concluded that the state net operating losses will be fully utilized and therefore no valuation allowance is necessary on the state operating loss.
In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized gain (loss) on securities available for sale was $35.9 million and $33.7 million for March 31, 2026 and December 31, 2025, respectively. The deferred income tax asset allocated to the pension plan and SERP included in equity was $171,000 and $175,000 at March 31, 2026 and December 31, 2025, respectively.
The Company evaluated its deferred tax asset at year end 2025 and has concluded that it is more likely than not that it will be realized. The Company expects to have taxable income in the future such that the deferred tax asset will be realized. Therefore, no valuation allowance is required.
Unrecognized Tax Benefits
The Company did not have any unrecognized tax benefits at March 31, 2026 and December 31, 2025.
No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the three months ended March 31, 2026. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income taxes accounts.
The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the State of Indiana. These returns are subject to examinations by authorities for all years after 2021.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first three months of 2026 was $26.5 million, which increased $6.4 million, or 31.8%, from $20.1 million for the comparable period of 2025. Diluted earnings per common share was $1.04 in the first three months of 2026, an increase of 33.3% from $0.78 in the comparable period of 2025. The increase in net income for 2026 was primarily due to an increase to net interest income of $3.9 million, or 7.4%, an increase in noninterest income of $2.0 million, or 18.3%, and a decrease in the provision for credit losses of $4.8 million, or 70.6%. Offsetting these positive contributions was an increase in noninterest expense of $2.4 million, or 7.3%, and an increase to income tax expense of $1.9 million, or 46.3%. Pretax pre-provision earnings, a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense, were $34.6 million in the first three months of 2026, an increase of $3.5 million, or 11.3%, compared to $31.0 million for the comparable period of 2025.
Return on average total equity was 13.89% in the first three months of 2026 versus 11.70% in the comparable period of 2025. Return on average total assets was 1.52% in the first three months of 2026 versus 1.20% for the comparable period of 2025. The Company's average equity to average assets ratio was 10.91% in the first three months of 2026 versus 10.29% in the comparable period of 2025.
The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 10.53% at March 31, 2026, compared to 10.09% at March 31, 2025 and 10.86% at December 31, 2025. Unrealized losses from available-for-sale investment securities were $154.5 million at March 31, 2026, compared to $188.3 million at March 31, 2025 and $143.3 million at December 31, 2025. When excluding the impact of accumulated other comprehensive income (loss) ("AOCI") on tangible common equity and tangible assets, the Company's adjusted tangible common equity to adjusted tangible assets ratio, which is a non-GAAP financial measure, was 12.20% at March 31, 2026, compared to 12.19% at March 31, 2025 and 12.45% at December 31, 2025.
Total assets were $7.084 billion as of March 31, 2026 versus $6.990 billion as of December 31, 2025, an increase of $93.7 million, or 1.3%. Balance sheet expansion was driven by increases to total loans, net of the allowance for credit losses, which increased $98.1 million, or 1.8%, and cash and cash equivalents, which increased $10.0 million, or 7.1%. These increases were offset by a decrease to available-for-sale securities of $25.1 million, or 2.4% The balance sheet expansion from December 31, 2025 to March 31, 2026 was funded by an increase in total deposits of $216.9 million, or 3.6%, and was offset by a decrease in borrowings of $116.0 million, or 63.0%. Total equity decreased $13.5 million, or 1.8%, from $762.5 million at December 31, 2025 to $749.0 million at March 31, 2026. The decrease to total equity was primarily attributable to an increase in treasury stock of $19.3 million, or 53.8%, driven by the Company's utilization of the share repurchase program, and a decrease in accumulated other comprehensive income (loss) of $8.5 million, contributed further to the decline in total equity. Offsetting these reductions to total equity was an increase in retained earnings of $13.3 million, or 1.7%, primarily as a result of net income of $26.5 million less dividends declared and paid of $13.2 million. The combined effect of the repurchase activity under the share repurchase program and dividends paid during the quarter represented a total return of capital to Company shareholders of $32.4 million.
CRITICAL ACCOUNTING POLICIES
The Company’s accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

RESULTS OF OPERATIONS
Overview
Selected income statement information for the three months ended March 31, 2026 and 2025 is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Income Statement Summary:
Net interest income (A)	$56,773	$52,875
Provision for credit losses	2,000	6,800
Noninterest income (B)	12,933	10,928
Noninterest expense (C)	35,151	32,763
Other Data:
Efficiency ratio (1)	50.43%	51.35%
Diluted EPS	$1.04	$0.78
Average Equity/Average Assets	10.91%	10.29%
Tangible capital ratio (2)	10.53	10.09
Adjusted tangible capital ratio (3)	12.20	12.19
Net charge-offs to average loans	0.16	0.03
Net interest margin	3.49	3.40
Noninterest income to total revenue	18.55	17.13
Pretax pre-provision earnings (4)	$34,555	$31,040

(1)Noninterest expense (C) / (Net interest income (A) + Noninterest income (B)) = Efficiency Ratio
(2)Non-GAAP financial measure. Calculated by subtracting intangible assets, net of deferred tax, from total assets and total equity. Management believes this is an important measure because it is useful for planning and forecasting purposes. See reconciliation on the following pages.
(3)Non-GAAP financial measure. Calculated by removing the fair market value adjustment impact of the available-for-sale investment securities portfolio included in accumulated other comprehensive income (loss) ("AOCI") from tangible equity and tangible assets. Management believes this is an important measure because it provides better comparability to periods preceding the cycle of monetary policy tightening from 2022 and 2023 and demonstrates the Company's longer-term trend in capital strength. See reconciliation on the following pages.
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
A reconciliation of these non-GAAP financial measures is provided below.

	As of and For The
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
Total Equity	$748,993	$694,509
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167
Tangible Common Equity (A)	745,190	690,706
Market Value Adjustment in AOCI	135,106	163,879
Adjusted Tangible Common Equity (C)	880,296	854,585

Total Assets	$7,083,680	$6,851,178
Less: Goodwill	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167
Tangible Assets (B)	7,079,877	6,847,375
Market Value Adjustment in AOCI	135,106	163,879
Adjusted Tangible Assets (D)	7,214,983	7,011,254

Ending Common Shares Issued (E)	25,098,219	25,727,393

Tangible Book Value per Common Share (A/E)	$29.69	$26.85

Tangible Capital Ratio (A/B)	10.53%	10.09%
Adjusted Tangible Capital Ratio (C/D)	12.20%	12.19%

Net Interest Income	$56,773	$52,875
Plus: Noninterest Income	12,933	10,928
Minus: Noninterest Expense	(35,151)	(32,763)
Pretax Pre-Provision Earnings	$34,555	$31,040

Net Income
Net income was $26.5 million in the first three months of 2026, which increased $6.4 million, or 31.8%, from $20.1 million for the comparable period of 2025. Diluted earnings per common share was $1.04 in the first three months of 2026, an increase of 33.3% from $0.78 in the comparable period of 2025. The increase in net income for the first three months of 2026 was primarily due to an increase to net interest income of $3.9 million, or 7.4%, an increase to noninterest income of $2.0 million, or 18.3%, and a decrease in the provision for credit losses of $4.8 million, or 70.6%. Offsetting these positive contributions was an increase in noninterest expense of $2.4 million, or 7.3%, and an increase to income tax expense of $1.9 million, or 46.3%.
Net Interest Income
The following tables set forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2026			2025
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$5,417,380	$83,111	6.22%	$5,160,031	$81,740	6.42%
Tax exempt (1)	23,496	346	5.98	25,887	361	5.66
Investments:
Securities (1)	1,190,278	8,786	2.99	1,136,404	8,338	2.98
Short-term investments	2,701	21	3.15	2,964	28	3.83
Interest bearing deposits	95,539	828	3.51	105,518	1,096	4.21
Total earning assets	$6,729,394	$93,092	5.61%	$6,430,804	$91,563	5.77%
Less: Allowance for credit losses	(68,944)			(87,477)
Nonearning Assets
Cash and due from banks	67,282			71,004
Premises and equipment	65,997			60,523
Other nonearning assets	288,484			288,116
Total assets	$7,082,213			$6,762,970

Interest Bearing Liabilities
Savings deposits	$287,643	$41	0.06%	$283,888	$42	0.06%
Interest bearing checking accounts	3,686,666	26,110	2.87	3,486,447	28,075	3.27
Time deposits:
In denominations under $100,000	201,974	1,548	3.11	212,934	1,832	3.49
In denominations over $100,000	644,717	5,732	3.61	633,112	6,509	4.17
Short-term borrowings	182,423	1,783	3.96	99,830	1,122	4.56
Long-term borrowings	1,200	0	0.00	254	0	0.00
Total interest bearing liabilities	$5,004,623	$35,214	2.85%	$4,716,465	$37,580	3.23%
Noninterest Bearing Liabilities
Demand deposits	1,234,539			1,258,344
Other liabilities	70,105			92,108
Stockholders' Equity	772,946			696,053
Total liabilities and stockholders' equity	$7,082,213			$6,762,970

Interest Margin Recap
Interest income/average earning assets		93,092	5.61%		91,563	5.77%
Interest expense/average earning assets		35,214	2.12		37,580	2.37
Net interest income and margin		$57,878	3.49%		$53,983	3.40%

(1)Tax exempt income was converted to a fully taxable equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Taxable equivalent basis adjustment was $1.1 million for the three-month periods ended March 31, 2026 and 2025.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2026 and 2025, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

Net interest income, on a fully tax equivalent basis, increased $3.9 million, or 7.2%, to $57.9 million for the three months ended March 31, 2026, compared to $54.0 million for the first three months of 2025. The increase in net interest income on a fully tax equivalent basis was driven by a decrease in deposit interest expense of $3.0 million, or 8.3%, from $36.5 million to $33.4 million. Securities interest income contributed further to the increase in fully tax equivalent net interest income, increasing by $448,000, or 5.4%. Loan interest income increased by $1.4 million, or 1.7%, as an increase in average loans offset decreased average yields. Borrowings expense increased by $661,000, or 58.9%.
Total average earning assets were $6.729 billion for the three months ended March 31, 2026, an increase of $298.6 million, or 4.6%, compared to $6.431 billion for the three months ended March 31, 2025. Average loans outstanding drove the increase to total average earning assets, increasing $255.0 million, or 4.9%, to $5.441 billion from $5.186 billion for the three months ended March 31, 2026 and 2025, respectively. Average investment securities increased $53.9 million, or 4.7%, to $1.190 billion from $1.136 billion between the respective periods. Total average interest bearing liabilities were $5.005 billion for the three months ended March 31, 2026, an increase of $288.2 million, or 6.1%, from $4.716 billion for the three months ended March 31, 2025. This increase was driven by growth in average interest bearing deposits of $204.6 million, or 4.4%, from $4.616 billion for the three months ended March 31, 2025 to $4.821 billion for the three months ended March 31, 2026. Average short-term borrowings increased by $82.6 million, or 82.7% between the respective periods. Noninterest bearing demand deposits decreased $23.8 million, or 1.9%, to $1.235 billion from $1.258 billion between the two periods.
The tax equivalent net interest margin was 3.49% for the three months ended March 31, 2026, compared to 3.40% during the first three months of 2025, representing a 9 basis point expansion between the two periods. The net interest margin increase was primarily driven by a decrease to interest expense as a percentage of average earning assets, which decreased to 2.12% for the three months ended March 31, 2026, down from 2.37% for the comparable period of 2025, or a decrease of 25 basis points. This decline was attributable to a decrease in the rate for total interest bearing liabilities of 38 basis points from 3.23% to 2.85% between the respective periods. These decreases were driven by reduced costs associated with the repricing of the Company's interest bearing deposits and borrowings as a result of monetary policy easing from the Federal Reserve Bank. Contributing further to the reduction in the rate for interest bearing liabilities was a reduction in the average borrowings rate, which declined 60 basis points from 4.54% to 3.94%.

The improvement in interest expense as a percentage of average earning assets was offset by a 16 basis point reduction in interest income as a percentage of average earning assets, which declined from 5.77% to 5.61%. This decrease was primarily attributable to a decline in average loan yields, which decreased 20 basis points to 6.22% for the three months ended March 31, 2026, down from 6.42% for the comparable period of 2025.

Provision for Credit Losses
The Company recorded provision for credit losses expense of $2.0 million for the three months ended March 31, 2026, compared to provision expense of $6.8 million during the comparable period of 2025, a decrease of $4.8 million, or 70.6%. Net charge-offs were $2.1 million during the three month period ended March 31, 2026, compared to $327,000 during the comparable period of 2025, an increase of $1.8 million. The decrease in provision expense between the respective periods was attributable to the allocation of reserves to a previously disclosed nonperforming credit during the first quarter of 2025.
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

Noninterest Income

Noninterest income categories for the three months ended March 31, 2026 and 2025 are shown in the following tables:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change
Wealth advisory fees	$3,063	$2,867	$196	6.8%
Investment brokerage fees	524	452	72	15.9
Service charges on deposit accounts	2,874	2,774	100	3.6
Loan and service fees	3,207	2,884	323	11.2
Merchant and interchange fee income	777	822	(45)	(5.5)
Bank owned life insurance income	976	322	654	203.1
Interest rate swap fee income	701	0	701	100.0
Mortgage banking income (loss)	81	(51)	132	(258.8)
Other income	730	858	(128)	(14.9)
Total noninterest income	$12,933	$10,928	$2,005	18.3%
Noninterest income to total revenue	18.55%	17.13%
Noninterest income increased $2.0 million, or 18.3%, to $12.9 million for the first quarter of 2026, compared to $10.9 million for the first quarter of 2025. Loan and service fees income increased $323,000, or 11.2%, driven by increased commercial loan fees. Wealth advisory fees increased $196,000, or 6.8%, driven by continued growth in customers and assets under management. Investment brokerage fees increased $72,000, or 15.9%, due to increased volume and commissions on product mix. Bank owned life insurance income increased $654,000, or 203.1%, from improved market performance of the Bank's variable owned life insurance policies, which reflect returns in the equity markets, as well as incremental income from policies purchased in 2025. Interest rate swap fee income was $701,000 for the first quarter of 2026, which is borrower and market driven. Offsetting these increases was a decrease to other income of $128,000, or 14.9%, primarily driven by reduced limited partnership investment income.

Noninterest Expense
Noninterest expense categories for the three months ended March 31, 2026 and 2025 are shown in the following tables:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change
Salaries and employee benefits	$20,295	$17,902	$2,393	13.4%
Net occupancy expense	2,104	1,980	124	6.3
Equipment costs	1,464	1,382	82	5.9
Data processing fees and supplies	4,259	4,265	(6)	(0.1)
Corporate and business development	1,493	1,406	87	6.2
FDIC insurance and other regulatory fees	873	800	73	9.1
Professional fees	1,937	2,380	(443)	(18.6)
Other expense	2,726	2,648	78	2.9
Total noninterest expense	$35,151	$32,763	$2,388	7.3%
Efficiency ratio	50.43%	51.35%
Noninterest expense increased $2.4 million, or 7.3%, to $35.2 million for the first quarter of 2026, compared to $32.8 million during the first quarter of 2025. Salaries and employee benefits expense increased by $2.4 million, or 13.4%, primarily the result of increased salaries and wages, performance-based incentive pay, and employee benefits expenses. Net occupancy expense increased $124,000, or 6.3%, and equipment costs increased $82,000, or 5.9%, from the Company's continued expansion and reinvestment into its physical branch network. Corporate and business development expense increased $87,000, or 6.2%, and FDIC insurance and other regulatory fees increased $73,000, or 9.1%. Offsetting these increases was a decrease in professional fees of $443,000, or 18.6%, driven by reduced technology implementation fees incurred during the quarter.

The Company's income tax expense increased $1.9 million, or 46.3%, to $6.1 million in the three months ended March 31, 2026, compared to $4.2 million for the same period in 2025. The effective tax rate was 18.7% in the three months ended March 31, 2026, compared to 17.1% for the comparable period of 2025, driven by lower tax-free interest income on loans.
FINANCIAL CONDITION
Overview
Total assets were $7.084 billion as of March 31, 2026 versus $6.990 billion as of December 31, 2025, an increase of $93.7 million, or 1.3%. Balance sheet expansion was driven by increases to total loans, net of the allowance for credit losses, which increased $98.1 million, or 1.8%, and cash and cash equivalents, which increased $10.0 million, or 7.1%. These increases were offset by a decrease to available-for-sale securities of $25.1 million, or 2.4% The balance sheet expansion from December 31, 2025 to March 31, 2026 was funded by an increase in total deposits of $216.9 million, or 3.6%, and was offset by a decrease in borrowings of $116.0 million, or 63.0%. Total equity decreased $13.5 million, or 1.8%, from $762.5 million at December 31, 2025 to $749.0 million at March 31, 2026. The decrease to total equity was primarily attributable to an increase in treasury stock of $19.3 million, or 53.8%, driven by the Company's utilization of the share repurchase program. A decrease in accumulated other comprehensive income (loss) of $8.5 million contributed further to the decline in total equity. Offsetting these reductions to total equity was an increase in retained earnings of $13.3 million, or 1.7%, primarily as a result of net income of $26.5 million less dividends declared and paid of $13.2 million. The combined effect of the repurchase activity under the share repurchase program and dividends paid during the quarter represented a total return of capital to Company shareholders of $32.4 million.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents increased by $10.0 million, or 7.1%, to $151.3 million at March 31, 2026, from $141.3 million at December 31, 2025. Cash and cash equivalents include short-term investments. The fluctuation in cash and cash equivalents at March 31, 2026 was driven by an increase in cash and due from banks of $8.6 million, or 15.0%, and an increase in interest bearing short-term investment accounts of $1.4 million, or 1.7%, which were deposited primarily at the Federal Reserve Bank of Chicago.
Investment Portfolio
The amortized cost and the fair value of securities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S Treasury securities	$15,185	$15,104	$10,117	$10,119
U.S government sponsored agencies	134,037	113,482	136,772	115,690
Mortgage-backed securities: residential	493,336	440,211	506,734	454,163
State and municipal securities	538,933	458,194	541,694	472,090
Total available-for-sale	$1,181,491	$1,026,991	$1,195,317	$1,052,062

Held-to-Maturity
State and municipal securities	$133,617	$114,241	$133,208	$117,510
Total Investment Portfolio	$1,315,108	$1,141,232	$1,328,525	$1,169,572
At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that the directional change in the fair value of the available-for-sale investment securities portfolio is inversely related to the directional movement of the interest rate environment, with the resulting impact being reflected in the unrealized gain (loss) of the available-for-sale investment securities portfolio. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we would expect our investment portfolio to follow this market value pattern.

This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.
Purchases of available-for-sale securities were $5.1 million in the first three months of 2026. Investment securities represented 16.4% of total assets on March 31, 2026, compared to 17.0% of total assets on December 31, 2025. The Company anticipates receiving principal and interest cash flows of approximately $88.2 million during the remainder of 2026 from the investment securities portfolio and plans to use that liquidity to fund loan growth as well as to fund reinvestments to the investment securities portfolio. Tax equivalent adjusted effective duration for the investment securities portfolio was 6.0 years at March 31, 2026 and 5.9 years at December 31, 2025. Paydowns from prepayments and scheduled payments of $18.1 million were received in the first three months of 2026, and the amortization of premiums, net of the accretion of discounts, was $870,000. There were no sales of available-for-sale investment securities in the first three months of 2026. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securities as of March 31, 2026 and December 31, 2025.
The fair value of the available-for-sale investment securities portfolio as of March 31, 2026 included net unrealized losses of $154.5 million, compared to net unrealized losses of $143.3 million as of December 31, 2025. Unrealized losses in the available-for-sale investment securities portfolio are generally attributable to market value declines experienced during the rate tightening cycle of 2022 and 2023. Increases in the 10-year Treasury rate during the first quarter of 2026 increased unrealized losses in the investment securities portfolio.

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
Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale decreased by $1.6 million, or 59.9%, to $1.1 million at March 31, 2026, from $2.7 million at December 31, 2025. The balance of this asset category is subject to a high degree of variability depending on, among other factors, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $4.8 million in the first three months of 2026, compared to $3.0 million in the first three months of 2025. Management expects the volume of loans originated for sale in the secondary market to increase if long-term interest rates decline from current levels. Demand for mortgage loans has been impacted by elevated interest rates, limited housing inventory and existing home owners locked in at historically low rates. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $290.4 million and $294.5 million, as of March 31, 2026 and December 31, 2025, respectively.
Loan Portfolio
The loan portfolio by portfolio segment as of March 31, 2026 and December 31, 2025 is summarized as follows:

(dollars in thousands)	March 31, 2026		December 31, 2025		Current Period Change
Commercial and industrial loans	$1,578,776	28.9%	$1,553,689	28.9%	$25,087
Commercial real estate and multi-family residential loans	2,740,335	50.1	2,666,515	49.5	73,820
Agri-business and agricultural loans	374,081	6.8	406,856	7.6	(32,775)
Other commercial loans	95,764	1.7	97,381	1.8	(1,617)
Consumer 1-4 family mortgage loans	570,753	10.4	537,192	10.0	33,561
Other consumer loans	116,158	2.1	116,224	2.2	(66)
Subtotal, gross loans	5,475,867	100.0%	5,377,857	100.0%	98,010
Less: Allowance for credit losses	(68,914)		(68,995)		81
Net deferred loan fees	(2,509)		(2,508)		(1)
Loans, net	$5,404,444		$5,306,354		$98,090

Total net loans, excluding real estate mortgage loans held-for-sale, increased by $98.1 million, or 1.8%, to $5.404 billion at March 31, 2026 from $5.306 billion at December 31, 2025. The increase was primarily driven by originations of loans concentrated in the commercial and industrial loans, commercial real estate and multi-family residential loans and consumer 1-4 family mortgage loans categories and was offset by paydowns in the agri-business and agricultural loans segment, which traditionally experiences seasonal fluctuations in activity.
The following table summarizes the Company’s non-performing assets, excluding deferred fees and costs, as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans	$20,909	$20,872
Loans past due over 90 days and still accruing	7	7
Total nonperforming loans	20,916	20,879
Other real estate owned	0	0
Repossessions	22	47
Total nonperforming assets	$20,938	$20,926

Individually analyzed loans	$43,160	$43,024

Nonperforming loans to total loans	0.38%	0.39%
Nonperforming assets to total assets	0.30%	0.30%

Total nonperforming assets increased by $12,000, or 0.1%, to $20.9 million during the three month period ended March 31, 2026. The ratio of nonperforming assets to total assets remained at 0.30% as of December 31, 2025 and March 31, 2026.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans increased by $136,000, or 0.3%, to $43.2 million at March 31, 2026 from $43.0 million at December 31, 2025.
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
At March 31, 2026, the allowance for credit losses was 1.26% of total loans, a decrease of 2 basis points from 1.28% at December 31, 2025. At March 31, 2026, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.
The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing relatively conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $103.6 million for this sector represented 1.9% of total loans at March 31, 2026. Additionally, commercial real estate loans secured by multi-family residential properties and secured by non-farm non-residential properties were approximately 214.9% of the Bank's risk-based capital at March 31, 2026. The Company continues to monitor the impact of tariffs on its borrowers.
As of March 31, 2026, based on management’s review of the loan portfolio, the Company had 95 credit relationships with principal balances totaling $182.3 million on the classified loan list versus 96 credit relationships with principal balances totaling $184.0 million as of December 31, 2025. As of March 31, 2026, the Company $132.7 million of assets classified as Special Mention, $49.5 million classified as Substandard, $73,000 classified as Doubtful and $0 classified as Loss as compared to $134.0 million, $50.0 million, $74,000 and $0, respectively, at December 31, 2025. The amounts by grade in "Note 4 - Allowance for Credit Losses and Credit Quality" are reported at amortized cost and include deferred fees and costs. Watch list loans as a percentage of total loans were 3.33% as of March 31, 2026, down 9 basis points from 3.42% at December 31, 2025.
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
The allowance for credit losses decreased $81,000, or 0.1%, from $69.0 million at December 31, 2025 to $68.9 million at March 31, 2026. The decrease was primarily driven by net charge offs of $2.1 million, offset by provision for credit losses of $2.0 million. Net charge offs for the three months ended March 31, 2026 were primarily driven by a $2.0 million charge off to one commercial credit. As the bulk of the Company’s lending activity is concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits, management has historically considered growth and portfolio composition when determining credit loss allocations.
Sources of Funds
The Company's sources of funds include a diversified deposit base gathered throughout the Company's footprint and includes a growing mix of commercial, retail and public funds deposit accounts. While the traditional base of core deposits represents the primary source of funding for the Company, the Company has access to a robust array of other liquidity sources, including secured borrowings available from the Federal Home Loan Bank and the Federal Reserve Bank Discount Window. In addition, the Company has access to unsecured borrowing capacity through long established relationships within the brokered deposit markets, Federal Funds lines from correspondent bank partners and Insured Cash Sweep (ICS) one-way buy funds available from the Intrafi network. As of March 31, 2026, the Company had access to $3.312 billion in unused liquidity available from these aggregate sources as compared to $3.526 billion at December 31, 2025.

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the three months ended March 31, 2026 and 2025 are summarized in the following table:

	Three months ended March 31,
	2026		2025
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,234,539	0.00%	$1,258,344	0.00%
Savings and transaction accounts:
Savings deposits	287,643	0.06	283,888	0.06
Interest bearing demand deposits	3,686,666	2.87	3,486,447	3.27
Time deposits:
Deposits of $100,000 or more	644,717	3.61	633,112	4.17
Other time deposits	201,974	3.11	212,934	3.49
Total deposits	$6,055,539	2.24%	$5,874,725	2.52%
FHLB advances and other borrowings	183,623	3.94%	100,084	4.54%
Total funding sources	$6,239,162	2.29%	$5,974,809	2.55%
Average total deposits were $6.056 billion for the three months ended March 31, 2026, an increase of $180.8 million, or 3.1%, from the comparable period in 2025. Average total borrowings were $183.6 million for the three months ended March 31, 2026, an increase of $83.5 million, or 83.5%, from the comparable period in 2025. Total average deposit costs decreased 28 basis points from 2.52% for the three months ended March 31, 2025, to 2.24% for the three months ended March 31, 2026. Total average borrowing costs decreased 60 basis points from 4.54% for the three months ended March 31, 2025 to 3.94% for the three months ended March 31, 2026. As a result, the total cost of funding sources decreased by 26 basis points from 2.55% for the three months ended March 31, 2025, to 2.29% for the three months ended March 31, 2026. The decrease in the cost of funding sources between the two periods was attributable to easing of monetary policy by the Federal Reserve Bank which allowed deposit costs to reprice to lower levels and reduced average rates for borrowings.
Deposits and Borrowings
As of March 31, 2026, total deposits increased by $216.9 million, or 3.6%, from December 31, 2025. Core deposits, which excludes brokered deposits, decreased by $108.1 million, or 1.8%, to $5.815 billion as of March 31, 2026 from $5.923 billion as of December 31, 2025. Total brokered deposits were $375.6 million at March 31, 2026, compared to $50.6 million at December 31, 2025, an increase of $325.0 million, or 642.7%.
The following table summarizes deposit composition at March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	Percentage of Total	December 31, 2025	Percentage of Total	Current Period Change
Retail	$1,800,420	29.1%	$1,763,452	29.5%	$36,968
Commercial	2,136,404	34.5	2,179,999	36.5	(43,595)
Public funds	1,877,855	30.3	1,979,327	33.2	(101,472)
Core deposits	$5,814,679	93.9%	$5,922,778	99.2%	$(108,099)
Brokered deposits	375,581	6.1	50,572	0.8	325,009
Total deposits	$6,190,260	100.0%	$5,973,350	100.0%	$216,910
On March 31, 2026, commercial deposits represented 34.5% of total deposits versus 36.5% at December 31, 2025. Retail deposits represented 29.1% at March 31, 2026 versus 29.5% at December 31, 2025. Public Funds deposits represented 30.3% at March 31, 2026 versus 33.2% at December 31, 2025. Brokered deposits represented 6.1% of total deposits at March 31, 2026 versus 0.8% at December 31, 2025. Commercial deposits contracted $43.6 million, or 2.0%, from $2.180 billion at December 31, 2025 to $2.136 billion at March 31, 2026; public funds deposits contracted $101.5 million, or 5.1%, from $1.979 billion at December 31, 2025 to $1.878 billion at March 31, 2026, due to seasonal fluctuations in public funds balances; and retail deposits expanded $37.0 million, or 2.1%, from $1.763 billion at December 31, 2025 to $1.800 billion at March 31, 2026.

Deposits not covered by FDIC deposit insurance were 55.1% as of March 31, 2026, versus 59.1% at December 31, 2025. Deposits not covered by FDIC deposit insurance or the Indiana Public Deposit Insurance Fund, which insures public fund deposits in Indiana, were 25.0% of total deposits as of March 31, 2026, versus 26.0% as of December 31, 2025. As of March 31, 2026 and December 31, 2025, 97.9% and 97.8% of deposit accounts had deposit balances less than $250,000, respectively.
Capital
As of March 31, 2026, total stockholders’ equity was $749.0 million, a decrease of $13.5 million, or 1.8%, from $762.5 million at December 31, 2025. The decrease to total stockholders' equity was driven by an increase in treasury stock of $19.3 million, or 53.8%, from utilization of the Company's share repurchase program and a reduction of $8.5 million in accumulated other comprehensive income (loss). Offsetting these decreases was net income of $26.5 million less dividends declared and paid of $13.2 million for a $13.3 million increase to retained earnings. The combined effect of the repurchase activity under the share repurchase program and dividends paid during the quarter represented a total return of capital to Company shareholders of $32.6 million.
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of March 31, 2026, the Company's capital levels remained characterized as “well-capitalized”.
The actual capital amounts and ratios of the Company and the Bank as of March 31, 2026 and December 31, 2025, are presented in the table below. Capital ratios for March 31, 2026 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026:
Total Capital (to Risk Weighted Assets)
Consolidated	$948,558	15.58%	$487,032	8.00%	$639,229	N/A	N/A	N/A
Bank	$958,486	15.76%	$486,535	8.00%	$638,578	10.50%	$608,169	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$879,555	14.45%	$365,274	6.00%	$517,471	N/A	N/A	N/A
Bank	$889,484	14.63%	$364,902	6.00%	$516,944	8.50%	$486,535	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$879,555	14.45%	$273,955	4.50%	$426,153	N/A	N/A	N/A
Bank	$889,484	14.63%	$273,676	4.50%	$425,718	7.00%	$395,310	6.50%
Tier I Capital (to Average Assets)
Consolidated	$879,555	12.20%	$288,420	4.00%	$288,420	N/A	N/A	N/A
Bank	$889,484	12.35%	$288,160	4.00%	$288,160	4.00%	$360,200	5.00%

As of December 31, 2025:
Total Capital (to Risk Weighted Assets)
Consolidated	$953,653	15.92%	$479,188	8.00%	$628,934	N/A	N/A	N/A
Bank	$960,393	16.05%	$478,735	8.00%	$628,339	10.50%	$598,419	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$884,569	14.77%	$359,391	6.00%	$509,137	N/A	N/A	N/A
Bank	$891,310	14.89%	$359,051	6.00%	$508,656	8.50%	$478,735	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$884,569	14.77%	$269,543	4.50%	$419,289	N/A	N/A	N/A
Bank	$891,310	14.89%	$269,288	4.50%	$418,893	7.00%	$388,972	6.50%
Tier I Capital (to Average Assets)
Consolidated	$884,569	12.39%	$285,531	4.00%	$285,531	N/A	N/A	N/A
Bank	$891,310	12.50%	$285,290	4.00%	$285,290	4.00%	$356,612	5.00%

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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and, accordingly, the reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including, without limitation:
•the effects of future economic, business and market conditions and changes, particularly in but not limited to our Indiana market area, including prevailing interest rates, the rate of inflation, and energy price volatility;
•governmental foreign, trade, monetary, tax and fiscal policies, including the policy decisions of the Federal Reserve;
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
•the performance of our commercial real estate loan portfolio, including the effects of the elevated interest rate environment and the strength of the commercial real estate market in our Indiana markets;
•risk of cybersecurity attacks that could result in damage to the Company's or third-party service providers' networks or data of the Company
•technological changes implemented by us and other parties, including our third-party vendors, which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
•the timing and scope of any legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
•increased competition in the financial services sector, including from non-bank competitors such as credit unions and fintech companies, and the inability to attract new customers;
•the effects of war, geopolitical conflicts, acts of terrorism, or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural inputs, goods and land used for agricultural purposes, generally and in our markets;
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
•changes in technology or products that may be more difficult or costly to implement, or less effective than anticipated;
•changes in accounting policies, rules and practices;

•the risks related to mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and
•the risks noted in the Risk Factors discussed under Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the Securities and Exchange Commission.
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
Interest rate scenarios for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at March 31, 2026. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$240,995	$230,913	$235,440	$239,038	$240,362	$240,851	$241,340	$241,613	$242,095	$242,735	$243,279
Variance from Base		$(10,082)	$(5,555)	$(1,957)	$(633)	$(144)	$345	$618	$1,100	$1,740	$2,284
Percent of change from Base		(4.18)%	(2.31)%	(0.81)%	(0.26)%	(0.06)%	0.14%	0.26%	0.46%	0.72%	0.95%
ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2026, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary, routine litigation incidental to their respective businesses.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2025. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
On April 8, 2025, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2027, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $30.0 million. On March 5, 2026, the Company's board of directors amended the share repurchase program and increased the Company's authority by $30.0 million, raising the total aggregate purchase price available under the plan to $60.0 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. During the first quarter of 2026, a total of 336,853 shares were repurchased at a weighted average purchase price of $56.99 for an aggregate purchase price of $19.2 million. Under the current program, a total of 674,743 shares have been repurchased at a weighted average purchase price per share of $57.51 as of March 31, 2026.
The following table provides information as of March 31, 2026 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - 31	12,691	$56.63	10,000	$9,827,795
February 1 - 28	59,710	58.50	58,311	6,421,712
March 1 - 31	268,542	56.70	268,542	21,195,758
Total	340,943	$57.01	336,853	$21,195,758

(a)A total of 4,090 of the shares purchased during January and February were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. The shares were purchased at a weighted average price per share of $58.54. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with past practice.
(b)The maximum dollar value of remaining aggregate repurchase authority under the current program is $21.2 million. Total repurchases under the current program are $38.8 million.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
N/A

Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three months ended March 31, 2026 and March 31, 2025; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and March 31, 2025; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and March 31, 2025; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and March 31, 2025; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: April 29, 2026	/s/ David M. Findlay
David M. Findlay – Chairman and Chief Executive Officer

Date: April 29, 2026	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: April 29, 2026	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)