Form 10-Q
period 2026-06-30
LAKELAND FINANCIAL CORP
filed 2026-08-05
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding at July 29, 2026:  24,857,840

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and due from banks	$69,864	$57,139
Short-term investments	124,262	84,179
Total cash and cash equivalents	194,126	141,318

Securities available-for-sale, at fair value	1,035,163	1,052,062
Securities held-to-maturity, at amortized cost (fair value of $119,433 and $117,510, respectively)	134,025	133,208
Real estate mortgage loans held-for-sale	3,630	2,707
Loans, net of allowance for credit losses of $70,598 and $68,995	5,509,027	5,306,354
Land, premises and equipment, net	72,504	65,542
Bank owned life insurance	132,366	129,978
Federal Reserve and Federal Home Loan Bank stock	21,420	21,420
Accrued interest receivable	29,514	28,997
Goodwill	4,970	4,970
Other assets	106,214	103,466
Total assets	$7,242,959	$6,990,022

LIABILITIES
Noninterest bearing deposits	$1,292,033	$1,221,327
Interest bearing deposits	5,037,535	4,752,023
Total deposits	6,329,568	5,973,350

Borrowings - Federal Home Loan Bank advances:
Short-term advance	70,000	170,000
Long-term advance	1,200	1,200
Other borrowings	0	13,000
Total borrowings	71,200	184,200

Accrued interest payable	8,961	8,868
Other liabilities	59,856	61,112
Total liabilities	6,469,585	6,227,530

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
26,063,576 shares issued and 24,858,875 outstanding as of June 30, 2026
26,023,644 shares issued and 25,219,634 outstanding as of December 31, 2025	140,020	136,965
Retained earnings	817,002	788,345
Accumulated other comprehensive income (loss)	(124,463)	(127,137)
Treasury stock at cost (1,204,701 shares as of June 30, 2026, 804,010 shares as of December 31, 2025)	(59,274)	(35,770)
Total stockholders’ equity	773,285	762,403
Noncontrolling interest	89	89
Total equity	773,374	762,492
Total liabilities and equity	$7,242,959	$6,990,022

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INTEREST INCOME
Interest and fees on loans
Taxable	$85,994	$84,418	$169,105	$166,158
Tax exempt	293	291	572	583
Interest and dividends on securities
Taxable	3,764	3,457	7,605	6,846
Tax exempt	3,883	3,917	7,790	7,827
Other interest income	1,214	2,302	2,063	3,426
Total interest income	95,148	94,385	187,135	184,840

Interest on deposits	36,379	39,111	69,810	75,569
Interest on short-term borrowings	468	398	2,251	1,520
Total interest expense	36,847	39,509	72,061	77,089

NET INTEREST INCOME	58,301	54,876	115,074	107,751

Provision for credit losses	1,708	3,000	3,708	9,800

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	56,593	51,876	111,366	97,951

NONINTEREST INCOME
Wealth advisory fees	3,017	2,667	6,080	5,534
Investment brokerage fees	511	550	1,035	1,002
Service charges on deposit accounts	2,878	2,827	5,752	5,601
Loan and service fees	3,060	3,006	6,267	5,890
Merchant and interchange fee income	836	854	1,613	1,676
Bank owned life insurance income	1,617	1,040	2,593	1,362
Interest rate swap fee income	0	20	701	20
Mortgage banking income	128	124	209	73
Other income	525	398	1,255	1,256
Total noninterest income	12,572	11,486	25,505	22,414

NONINTEREST EXPENSE
Salaries and employee benefits	20,494	17,096	40,789	34,998
Net occupancy expense	1,967	1,747	4,071	3,727
Equipment costs	1,409	1,437	2,873	2,819
Data processing fees and supplies	4,374	4,152	8,633	8,417
Corporate and business development	1,242	1,160	2,735	2,566
FDIC insurance and other regulatory fees	881	839	1,754	1,639
Professional fees	1,785	1,706	3,722	4,086
Other expense	2,305	2,295	5,031	4,943
Total noninterest expense	34,457	30,432	69,608	63,195

INCOME BEFORE INCOME TAX EXPENSE	34,708	32,930	67,263	57,170
Income tax expense	6,268	5,964	12,345	10,119
NET INCOME	$28,440	$26,966	$54,918	$47,051

BASIC WEIGHTED AVERAGE COMMON SHARES	25,058,539	25,707,233	25,201,252	25,711,004

BASIC EARNINGS PER COMMON SHARE	$1.14	$1.05	$2.18	$1.83

DILUTED WEIGHTED AVERAGE COMMON SHARES	25,231,590	25,776,205	25,361,745	25,782,817

DILUTED EARNINGS PER COMMON SHARE	$1.13	$1.04	$2.17	$1.82

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$28,440	$26,966	$54,918	$47,051
Other comprehensive income
Change in available-for-sale and transferred securities:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	13,621	2,989	2,376	5,804
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity	489	489	978	979
Net securities gain (loss) activity during the period	14,110	3,478	3,354	6,783
Tax effect	(2,963)	(730)	(704)	(1,424)
Net of tax amount	11,147	2,748	2,650	5,359
Defined benefit pension plans:
Amortization of net actuarial loss	16	13	32	26
Net gain activity during the period	16	13	32	26
Tax effect	(4)	(3)	(8)	(6)
Net of tax amount	12	10	24	20
Total other comprehensive income, net of tax	11,159	2,758	2,674	5,379
Comprehensive income	$39,599	$29,724	$57,592	$52,430

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - dollars in thousands, except share and per share data)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock

Balance at April 1, 2025	25,556,904	$130,243	$743,650	$(163,879)	$(15,594)	$694,420	$89	$694,509
Comprehensive income:
Net income			26,966			26,966		26,966
Other comprehensive income, net of tax				2,758		2,758		2,758
Cash dividends declared and paid, $0.50 per share			(12,877)			(12,877)		(12,877)
Treasury shares purchased under share repurchase plan	(30,300)				(1,705)	(1,705)		(1,705)
Treasury shares purchased under deferred directors' plan	(1,499)	85			(85)	0		0
Stock based compensation expense		336				336		336
Balance at June 30, 2025	25,525,105	$130,664	$757,739	$(161,121)	$(17,384)	$709,898	$89	$709,987

Balance at April 1, 2026	24,929,650	$137,929	$801,617	$(135,622)	$(55,020)	$748,904	$89	$748,993
Comprehensive income:
Net income			28,440			28,440		28,440
Other comprehensive income, net of tax				11,159		11,159		11,159
Cash dividends declared and paid, $0.52 per share			(13,055)			(13,055)		(13,055)
Treasury shares purchased under share repurchase plan	(70,873)				(4,166)	(4,166)		(4,166)
Treasury shares purchased under deferred directors' plan	(1,415)	88			(88)	0		0
Stock activity under equity compensation plans	1,513	(52)				(52)		(52)
Stock based compensation expense		2,055				2,055		2,055
Balance at June 30, 2026	24,858,875	$140,020	$817,002	$(124,463)	$(59,274)	$773,285	$89	$773,374

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Stock
Balance at January 1, 2025	25,509,592	$129,664	$736,412	$(166,500)	$(15,754)	$683,822	$89	$683,911
Comprehensive income:
Net income			47,051			47,051		47,051
Other comprehensive income, net of tax				5,379		5,379		5,379
Cash dividends declared and paid, $1.00 per share			(25,724)			(25,724)		(25,724)
Treasury shares purchased under share repurchase plan	(30,300)				(1,705)	(1,705)		(1,705)
Treasury shares purchased under deferred directors' plan	(4,594)	300			(300)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,744	(375)			375	0		0
Stock activity under equity compensation plans	37,663	(1,493)				(1,493)		(1,493)
Stock based compensation expense		2,568				2,568		2,568
Balance at June 30, 2025	25,525,105	$130,664	$757,739	$(161,121)	$(17,384)	$709,898	$89	$709,987

Balance at January 1, 2026	25,219,634	$136,965	$788,345	$(127,137)	$(35,770)	$762,403	$89	$762,492
Comprehensive income:
Net income			54,918			54,918		54,918
Other comprehensive income, net of tax				2,674		2,674		2,674
Cash dividends declared and paid, $1.04 per share			(26,261)			(26,261)		(26,261)
Treasury shares purchased under share repurchase plan	(407,726)				(23,535)	(23,535)		(23,535)
Treasury shares purchased under deferred directors' plan	(5,505)	327			(327)	0		0
Treasury shares sold and distributed under deferred directors' plan	12,540	(358)			358	0		0
Stock activity under equity compensation plans	39,932	(1,344)				(1,344)		(1,344)
Stock based compensation expense		4,430				4,430		4,430
Balance at June 30, 2026	24,858,875	$140,020	$817,002	$(124,463)	$(59,274)	$773,285	$89	$773,374

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - dollars in thousands)

Six Months Ended June 30,	2026	2025
Cash flows from operating activities:
Net income	$54,918	$47,051
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,980	2,946
Provision for credit losses	3,708	9,800
Amortization of loan servicing rights	209	210
Loans originated for sale, including participations	(10,098)	(8,456)
Net gain on sales of loans	(348)	(246)
Proceeds from sale of loans, including participations	9,418	8,688
Net (gain) loss on sales of premises and equipment	17	1
Net securities amortization	1,769	2,013
Stock based compensation expense	4,430	2,568
Earnings on life insurance	(2,593)	(1,362)
Gain on life insurance	(172)	0
Tax expense of stock award issuances	73	136
Net change:
Interest receivable and other assets	(3,893)	(4,215)
Interest payable and other liabilities	(1,375)	(14,038)
Total adjustments	4,125	(1,955)
Net cash from operating activities	59,043	45,096

Cash flows from investing activities:
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	38,130	31,253
Purchases of securities available-for-sale	(20,463)	(32,835)
Purchase of life insurance	(195)	(12,765)
Net (increase) decrease in total loans	(206,381)	(138,087)
Proceeds from sales of land, premises and equipment	2	0
Purchases of land, premises and equipment	(9,961)	(3,907)
Proceeds from life insurance	524	0
Net cash from investing activities	(198,344)	(156,341)

Cash flows from financing activities:
Net increase (decrease) in total deposits	356,218	275,867
Net increase (decrease) in other borrowings	(13,000)	5,000
Net proceeds from (payments on) short-term FHLB borrowings	(100,000)	0
Proceeds from long-term FHLB borrowings	0	1,200
Common dividends paid	(26,248)	(25,711)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(1,344)	(1,493)
Purchase of treasury stock	(23,862)	(2,005)
Sale of treasury stock	358	375
Net cash from financing activities	192,109	253,220
Net change in cash and cash equivalents	52,808	141,975
Cash and cash equivalents at beginning of the period	141,318	168,205
Cash and cash equivalents at end of the period	$194,126	$310,180
Cash paid during the period for:
Interest	$71,968	$82,210
Income taxes	14,165	11,986
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for lease liabilities	0	20

The acompanying notes are an integral part of these consolidated financial statements.

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2026. The Company’s 2025 Annual Report on Form 10-K should be read in conjunction with these statements.
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

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
U.S. Treasury securities	$25,019	$10	$(169)	$0	$24,860
U.S. government sponsored agencies	131,236	50	(19,979)	0	111,307
Mortgage-backed securities: residential	484,870	267	(55,242)	0	429,895
State and municipal securities	534,917	103	(65,919)	0	469,101
Total	$1,176,042	$430	$(141,309)	$0	$1,035,163

December 31, 2025
U.S. Treasury securities	$10,117	$2	$0	$0	$10,119
U.S. government sponsored agencies	136,772	82	(21,164)	0	115,690
Mortgage-backed securities: residential	506,734	892	(53,463)	0	454,163
State and municipal securities	541,694	131	(69,735)	0	472,090
Total	$1,195,317	$1,107	$(144,362)	$0	$1,052,062
Held-to-Maturity Securities
Information related to the amortized cost, fair value and allowance for credit losses of securities held-to-maturity and the related gross unrealized gains and losses is presented in the table below.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
State and municipal securities	$134,025	$0	$(14,592)	$0	$119,433

December 31, 2025
State and municipal securities	$133,208	$0	$(15,698)	$0	$117,510
The Company has the current intent and ability to hold held-to-maturity securities until maturity. All of the Company's securities designated as held-to-maturity were transferred from the available-for-sale classification. The net unrealized gain or loss on the transferred securities was recorded as a component of accumulated other comprehensive income (loss) at the time of the transfer and is amortized over the remaining life of the underlying securities as an adjustment to the yield on those securities. The net amount of the unamortized unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) was $16.0 million ($12.7 million, net of tax) at June 30, 2026.

Information regarding the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by maturity as of June 30, 2026 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$500	$500	$0	$0
Due after one year through five years	40,293	39,752	0	0
Due after five years through ten years	101,004	93,961	7,428	6,732
Due after ten years	549,375	471,055	126,597	112,701
	691,172	605,268	134,025	119,433
Mortgage-backed securities	484,870	429,895	0	0
Total debt securities	$1,176,042	$1,035,163	$134,025	$119,433
There were no sales of available-for-sale securities during the six months ended June 30, 2026 and 2025.
Securities with fair values of $535.0 million and $546.8 million were pledged as of June 30, 2026 and December 31, 2025, respectively, as collateral for borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank and for other purposes as permitted or required by law.
Unrealized Loss Analysis on Available-for-Sale and Held-to-Maturity Securities
Information regarding available-for-sale securities with unrealized losses as of June 30, 2026 and December 31, 2025 is presented below. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
U.S. Treasury securities	$20,012	$169	$0	$0	$20,012	$169
U.S. government sponsored agencies	4,958	37	101,357	19,942	106,315	19,979
Mortgage-backed securities: residential	49,354	813	344,055	54,429	393,409	55,242
State and municipal securities	32,073	315	421,327	65,604	453,400	65,919
Total available-for-sale	$106,397	$1,334	$866,739	$139,975	$973,136	$141,309

December 31, 2025
U.S. Treasury securities	$5,107	$0	$0	$0	$5,107	$0
U.S. government sponsored agencies	0	0	105,609	21,164	105,609	21,164
Mortgage-backed securities: residential	14,397	106	374,383	53,357	388,780	53,463
State and municipal securities	13,807	24	440,935	69,711	454,742	69,735
Total available-for-sale	$33,311	$130	$920,927	$144,232	$954,238	$144,362
Information regarding held-to-maturity securities with unrealized losses as of June 30, 2026 and December 31, 2025 is presented on the next page. The table divides the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
State and municipal securities	$0	$0	$119,433	$14,592	$119,433	$14,592

December 31, 2025
State and municipal securities	$0	$0	$117,510	$15,698	$117,510	$15,698
The total number of securities with unrealized losses as of June 30, 2026 and December 31, 2025 is presented below.

	Available-for-Sale			Held-to-Maturity
	Less than 12 months	12 months or more	Total	Less than 12 months	12 months or more	Total
June 30, 2026
U.S. Treasury securities	4	0	4	0	0	0
U.S. government sponsored agencies	1	17	18	0	0	0
Mortgage-backed securities: residential	17	111	128	0	0	0
State and municipal securities	42	352	394	0	41	41
Total temporarily impaired	64	480	544	0	41	41

December 31, 2025
U.S. Treasury securities	1	0	1	0	0	0
U.S. government sponsored agencies	0	17	17	0	0	0
Mortgage-backed securities: residential	3	120	123	0	0	0
State and municipal securities	17	378	395	0	41	41
Total temporarily impaired	21	515	536	0	41	41
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
No allowance for credit losses for available-for-sale or held-to-maturity debt securities was recorded at June 30, 2026 or December 31, 2025. Accrued interest receivable on securities totaled $7.9 million and $7.8 million at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.
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

NOTE 3. LOANS

(dollars in thousands)	June 30, 2026		December 31, 2025
Commercial and industrial loans:
Working capital lines of credit loans	$815,493	14.6%	$711,742	13.2%
Non-working capital loans	828,878	14.9	841,947	15.7
Total commercial and industrial loans	1,644,371	29.5	1,553,689	28.9

Commercial real estate and multi-family residential loans:
Construction and land development loans	439,987	7.9	497,239	9.2
Owner occupied loans	804,995	14.4	807,335	15.0
Nonowner occupied loans	937,493	16.8	923,708	17.2
Multifamily loans	578,151	10.4	438,233	8.1
Total commercial real estate and multi-family residential loans	2,760,626	49.5	2,666,515	49.5

Agri-business and agricultural loans:
Loans secured by farmland	180,871	3.2	155,073	2.9
Loans for agricultural production	158,522	2.8	251,783	4.7
Total agri-business and agricultural loans	339,393	6.0	406,856	7.6

Other commercial loans	121,060	2.2	97,381	1.8
Total commercial loans	4,865,450	87.2	4,724,441	87.8

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	302,799	5.4	267,134	5.0
Open end and junior lien loans	283,099	5.1	251,185	4.7
Residential construction and land development loans	12,904	0.2	18,873	0.3
Total consumer 1-4 family mortgage loans	598,802	10.7	537,192	10.0

Other consumer loans	117,953	2.1	116,224	2.2
Total consumer loans	716,755	12.8	653,416	12.2
Subtotal	5,582,205	100.0%	5,377,857	100.0%
Less: Allowance for credit losses	(70,598)		(68,995)
Net deferred loan fees	(2,580)		(2,508)
Loans, net	$5,509,027		$5,306,354
The recorded investment in loans does not include accrued interest, which totaled $21.2 million and $20.7 million as of June 30, 2026 and December 31, 2025, respectively.
The Company had $1.7 million and $1.5 million in residential real estate loans in the process of foreclosure as of June 30, 2026 and December 31, 2025, respectively.

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
The following tables present the activity in the allowance for credit losses by portfolio segment for the periods shown:

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended June 30, 2026
Beginning balance, April 1	$28,053	$30,618	$3,421	$815	$4,185	$1,797	$25	$68,914
Provision for credit losses	672	(53)	(163)	267	129	283	573	1,708
Loans charged-off	(94)	0	0	0	(47)	(290)	0	(431)
Recoveries	121	90	0	0	99	97	0	407
Net loans (charged-off) recovered	27	90	0	0	52	(193)	0	(24)
Ending balance	$28,752	$30,655	$3,258	$1,082	$4,366	$1,887	$598	$70,598

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Three Months Ended June 30, 2025
Beginning balance, April 1	$52,302	$30,468	$3,500	$723	$3,464	$1,517	$459	$92,433
Provision for credit losses	2,148	588	(201)	(3)	294	233	(59)	3,000
Loans charged-off	(28,616)	0	0	0	(198)	(297)	0	(29,111)
Recoveries	48	26	0	0	30	126	0	230
Net loans (charged-off) recovered	(28,568)	26	0	0	(168)	(171)	0	(28,881)
Ending balance	$25,882	$31,082	$3,299	$720	$3,590	$1,579	$400	$66,552

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Six Months Ended June 30, 2026
Beginning balance, January 1	$28,436	$30,163	$3,315	$1,041	$3,996	$1,719	$325	$68,995
Provision for credit losses	2,259	376	(57)	41	376	440	273	3,708
Loans charged-off	(2,080)	0	0	0	(112)	(435)	0	(2,627)
Recoveries	137	116	0	0	106	163	0	522
Net loans (charged-off) recovered	(1,943)	116	0	0	(6)	(272)	0	(2,105)
Ending balance	$28,752	$30,655	$3,258	$1,082	$4,366	$1,887	$598	$70,598

(dollars in thousands)	Commercial and Industrial	Commercial Real Estate and Multifamily Residential	Agri-business and Agricultural	Other Commercial	Consumer 1-4 Family Mortgage	Other Consumer	Unallocated	Total
Six Months Ended June 30, 2025
Beginning balance, January 1	$45,539	$30,865	$3,541	$743	$3,358	$1,531	$383	$85,960
Provision for credit losses	8,889	165	(242)	(23)	418	576	17	9,800
Loans charged-off	(28,626)	0	0	0	(222)	(771)	0	(29,619)
Recoveries	80	52	0	0	36	243	0	411
Net loans (charged-off) recovered	(28,546)	52	0	0	(186)	(528)	0	(29,208)
Ending balance	$25,882	$31,082	$3,299	$720	$3,590	$1,579	$400	$66,552

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

The following table summarizes the risk category of loans by loan segment and year of origination as of June 30, 2026:

(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$0	$962	$2,473	$0	$0	$1,179	$4,614	$733,165	$737,779
Special Mention	0	0	0	0	47	0	47	38,695	38,742
Substandard	0	300	95	1,021	921	254	2,591	36,165	38,756
Total	0	1,262	2,568	1,021	968	1,433	7,252	808,025	815,277
Working capital lines of credit loans:
Current period gross write offs	0	1,975	0	0	0	50	2,025	0	2,025
Non-working capital loans:
Pass	89,561	200,750	81,558	84,941	87,976	34,979	579,765	201,625	781,390
Special Mention	0	4,495	2,108	2,422	8,654	7,718	25,397	6,334	31,731
Substandard	1,515	1,863	319	1,675	1,959	4,812	12,143	818	12,961
Doubtful	0	0	0	0	0	43	43	0	43
Not Rated	43	979	241	545	388	167	2,363	0	2,363
Total	91,119	208,087	84,226	89,583	98,977	47,719	619,711	208,777	828,488
Non-working capital loans:
Current period gross write offs	0	0	0	0	25	0	25	30	55
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	14,986	19,769	26,174	5,260	301	0	66,490	363,565	430,055
Special Mention	0	0	0	0	0	0	0	8,183	8,183
Total	14,986	19,769	26,174	5,260	301	0	66,490	371,748	438,238
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	85,674	136,355	98,157	88,723	112,728	217,352	738,989	28,469	767,458
Special Mention	0	2,951	569	1,642	14,711	12,764	32,637	0	32,637
Substandard	0	840	407	263	0	2,958	4,468	0	4,468
Total	85,674	140,146	99,133	90,628	127,439	233,074	776,094	28,469	804,563
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Nonowner occupied loans:
Pass	106,086	163,674	102,736	105,574	123,063	206,840	807,973	115,637	923,610

(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Revolving	Total
Nonowner occupied loans (continued):
Special Mention	0	0	0	11,128	57	0	11,185	0	11,185
Substandard	0	0	0	0	0	0	0	1,958	1,958
Total	106,086	163,674	102,736	116,702	123,120	206,840	819,158	117,595	936,753
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	110,343	130,829	5,393	120,379	19,750	40,704	427,398	149,902	577,300
Special Mention	0	0	0	0	282	0	282	0	282
Total	110,343	130,829	5,393	120,379	20,032	40,704	427,680	149,902	577,582
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	42,170	26,621	11,365	14,481	33,639	36,189	164,465	13,967	178,432
Special Mention	0	1,971	109	184	0	145	2,409	0	2,409
Substandard	0	0	0	0	0	42	42	0	42
Total	42,170	28,592	11,474	14,665	33,639	36,376	166,916	13,967	180,883
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	3,413	3,801	11,421	5,235	17,222	12,469	53,561	95,366	148,927
Special Mention	301	0	0	1,112	244	0	1,657	8,040	9,697
Total	3,714	3,801	11,421	6,347	17,466	12,469	55,218	103,406	158,624
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	3,069	9,957	1,015	12,701	24,060	13,697	64,499	56,321	120,820
Total	3,069	9,957	1,015	12,701	24,060	13,697	64,499	56,321	120,820
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	19,488	13,586	9,196	5,547	6,460	13,172	67,449	5,816	73,265
Special Mention	0	187	0	210	151	0	548	0	548

(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Revolving	Total
Closed end first mortgage loans (continued):
Substandard	0	240	117	220	423	621	1,621	0	1,621
Not Rated	31,802	34,939	22,392	45,712	39,406	52,730	226,981	0	226,981
Total	51,290	48,952	31,705	51,689	46,440	66,523	296,599	5,816	302,415
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Open end and junior lien loans:
Pass	194	916	464	506	0	177	2,257	10,504	12,761
Substandard	0	1,694	0	115	70	24	1,903	603	2,506
Not Rated	27,780	19,841	9,540	7,519	7,518	1,936	74,134	196,017	270,151
Total	27,974	22,451	10,004	8,140	7,588	2,137	78,294	207,124	285,418
Open end and junior lien loans:
Current period gross write offs	0	0	38	0	0	8	46	66	112
Residential construction loans:
Not Rated	2,042	4,770	1,658	545	1,530	2,274	12,819	0	12,819
Total	2,042	4,770	1,658	545	1,530	2,274	12,819	0	12,819
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	1	353	0	922	87	7	1,370	41,011	42,381
Substandard	0	62	23	205	91	58	439	0	439
Not Rated	10,474	15,344	12,769	10,865	5,553	6,288	61,293	13,632	74,925
Total	10,475	15,759	12,792	11,992	5,731	6,353	63,102	54,643	117,745
Other consumer loans:
Current period gross write offs	4	67	53	100	12	0	236	199	435

Total Loans	$548,942	$798,049	$400,299	$529,652	$507,291	$669,599	$3,453,832	$2,125,793	$5,579,625

Total period gross write offs	$4	$2,042	$91	$100	$37	$58	$2,332	$295	$2,627

The following table summarizes the risk category of loans by loan segment and year of origination as of December 31, 2025:

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Commercial and industrial loans:
Working capital lines of credit loans:
Pass	$5,863	$1,405	$19	$63	$1,066	$334	$8,750	$633,270	$642,020
Special Mention	0	0	0	0	0	0	0	38,014	38,014
Substandard	300	0	2,057	924	211	230	3,722	27,759	31,481
Total	6,163	1,405	2,076	987	1,277	564	12,472	699,043	711,515
Working capital lines of credit loans:
Current period gross write offs	0	0	0	28,607	0	12	28,619	45	28,664
Non-working capital loans:
Pass	210,230	109,036	101,984	114,735	32,420	20,755	589,160	204,275	793,435
Special Mention	5,819	2,671	154	8,359	7,024	5,060	29,087	7,493	36,580
Substandard	314	327	1,998	1,543	105	3,913	8,200	391	8,591
Doubtful	0	0	0	0	0	74	74	0	74
Not Rated	939	322	767	558	107	173	2,866	0	2,866
Total	217,302	112,356	104,903	125,195	39,656	29,975	629,387	212,159	841,546
Non-working capital loans:
Current period gross write offs	1	2	0	0	0	0	3	201	204
Commercial real estate and multi-family residential loans:
Construction and land development loans:
Pass	20,946	25,430	11,990	20,692	720	0	79,778	414,386	494,164
Special Mention	1,242	0	0	0	0	0	1,242	0	1,242
Total	22,188	25,430	11,990	20,692	720	0	81,020	414,386	495,406
Construction and land development loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Owner occupied loans:
Pass	151,944	106,040	89,724	118,976	128,712	143,199	738,595	31,378	769,973
Special Mention	3,083	163	1,810	14,683	0	13,069	32,808	550	33,358
Substandard	0	306	284	0	1,520	1,442	3,552	0	3,552
Total	155,027	106,509	91,818	133,659	130,232	157,710	774,955	31,928	806,883
Owner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Nonowner occupied loans:
Pass	184,183	114,323	108,411	128,867	93,880	154,390	784,054	125,655	909,709

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Nonowner occupied loans (continued):
Special Mention	0	0	11,321	59	0	0	11,380	0	11,380
Substandard	0	0	0	0	0	0	0	1,957	1,957
Total	184,183	114,323	119,732	128,926	93,880	154,390	795,434	127,612	923,046
Nonowner occupied loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Multifamily loans:
Pass	191,399	21,552	63,810	21,472	8,485	32,995	339,713	97,877	437,590
Special Mention	0	0	0	291	0	0	291	0	291
Total	191,399	21,552	63,810	21,763	8,485	32,995	340,004	97,877	437,881
Multifamily loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland:
Pass	28,600	13,595	15,258	31,324	19,915	30,669	139,361	13,202	152,563
Special Mention	1,987	118	193	0	25	148	2,471	0	2,471
Substandard	0	0	0	0	0	49	49	0	49
Total	30,587	13,713	15,451	31,324	19,940	30,866	141,881	13,202	155,083
Loans secured by farmland:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Loans for agricultural production:
Pass	5,560	13,158	21,355	18,848	21,215	12,502	92,638	151,443	244,081
Special Mention	0	0	654	258	0	1	913	6,891	7,804
Total	5,560	13,158	22,009	19,106	21,215	12,503	93,551	158,334	251,885
Loans for agricultural production:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other commercial loans:
Pass	11,178	1,199	13,637	24,506	2,504	11,665	64,689	30,722	95,411
Special Mention	0	0	0	0	0	1,754	1,754	0	1,754
Total	11,178	1,199	13,637	24,506	2,504	13,419	66,443	30,722	97,165
Other commercial loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans:
Pass	14,058	9,978	6,465	6,793	10,248	5,525	53,067	2,427	55,494

(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Closed end first mortgage loans (continued):
Special Mention	189	119	215	156	61	0	740	0	740
Substandard	55	305	232	436	0	755	1,783	0	1,783
Not Rated	36,511	23,578	50,011	42,657	24,998	31,020	208,775	0	208,775
Total	50,813	33,980	56,923	50,042	35,307	37,300	264,365	2,427	266,792
Closed end first mortgage loans:
Current period gross write offs	0	0	0	0	0	24	24	0	24
Open end and junior lien loans:
Pass	665	487	684	0	190	4	2,030	8,477	10,507
Special Mention	286	0	0	0	0	0	286	0	286
Substandard	1,728	38	99	0	3	0	1,868	317	2,185
Not Rated	28,327	13,016	9,566	10,347	1,849	1,138	64,243	176,160	240,403
Total	31,006	13,541	10,349	10,347	2,042	1,142	68,427	184,954	253,381
Open end and junior lien loans:
Current period gross write offs	0	0	0	29	2	22	53	149	202
Residential construction loans:
Not Rated	6,684	6,852	575	1,680	1,189	1,798	18,778	0	18,778
Total	6,684	6,852	575	1,680	1,189	1,798	18,778	0	18,778
Residential construction loans:
Current period gross write offs	0	0	0	0	0	0	0	0	0
Other consumer loans:
Pass	384	0	939	120	22	0	1,465	37,683	39,148
Substandard	0	35	273	91	6	11	416	0	416
Not Rated	19,055	15,982	13,837	7,631	4,301	3,349	64,155	12,269	76,424
Total	19,439	16,017	15,049	7,842	4,329	3,360	66,036	49,952	115,988
Other consumer loans:
Current period gross write offs	4	187	306	161	58	0	716	604	1,320

Total loans	$931,529	$480,035	$528,322	$576,069	$360,776	$476,022	$3,352,753	$2,022,596	$5,375,349

Total current period gross write offs	$5	$189	$306	$28,797	$60	$58	$29,415	$999	$30,414

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
The following table presents the aging of the amortized cost basis in past due loans as of June 30, 2026 by class of loans and loans past due 90 days or more and still accruing by class of loan:

(dollars in thousands)	Loans Not Past Due	30-89 Days Past Due	Greater than 89 Days Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual With No Allowance For Credit Loss	Total
Commercial and industrial loans:
Working capital lines of credit loans	$811,155	$0	$0	$811,155	$4,122	$502	$815,277
Non-working capital loans	820,681	209	0	820,890	7,598	178	828,488
Commercial real estate and multi-family residential loans:
Construction and land development loans	438,238	0	0	438,238	0	0	438,238
Owner occupied loans	801,323	1,369	0	802,692	1,871	170	804,563
Nonowner occupied loans	934,795	0	0	934,795	1,958	0	936,753
Multifamily loans	577,582	0	0	577,582	0	0	577,582
Agri-business and agricultural loans:
Loans secured by farmland	180,841	0	0	180,841	42	0	180,883
Loans for agricultural production	158,624	0	0	158,624	0	0	158,624
Other commercial loans	120,820	0	0	120,820	0	0	120,820
Consumer 1‑4 family mortgage loans:
Closed end first mortgage loans	300,628	337	6	300,971	1,444	498	302,415
Open end and junior lien loans	282,287	625	0	282,912	2,506	398	285,418
Residential construction loans	12,819	0	0	12,819	0	0	12,819
Other consumer loans	116,823	483	0	117,306	439	58	117,745
Total	$5,556,616	$3,023	$6	$5,559,645	$19,980	$1,804	$5,579,625
An insignificant amount of interest income was recognized on nonaccrual loans during the three and six month periods ended June 30, 2026.

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
The following tables present the amortized cost basis of collateral dependent loans by class of loan as of:

	June 30, 2026
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$1,301	$34,340	$442	$36,083
Non-working capital loans	324	18,318	350	18,992
Commercial real estate and multi-family residential loans:
Owner occupied loans	470	1,701	0	2,171
Nonowner occupied loans	1,958	0	0	1,958
Agri-business and agricultural loans:
Loans secured by farmland	0	42	0	42
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,390	0	0	1,390
Open end and junior lien loans	2,506	0	0	2,506
Other consumer loans	0	0	439	439
Total	$7,949	$54,401	$1,231	$63,581

	December 31, 2025
(dollars in thousands)	Real Estate	General Business Assets	Other	Total
Commercial and industrial loans:
Working capital lines of credit loans	$2,388	$23,827	$673	$26,888
Non-working capital loans	464	3,715	49	4,228
Commercial real estate and multi-family residential loans:
Owner occupied loans	476	1,726	0	2,202
Nonowner occupied loans	1,958	0	0	1,958
Agri-business and agricultural loans:
Loans secured by farmland	0	49	0	49
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,725	0	0	1,725
Open end and junior lien loans	2,186	0	0	2,186
Other consumer loans	0	0	416	416
Total	$9,197	$29,317	$1,138	$39,652

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
During the three and six months ended June 30, 2026 and 2025, there were no material modifications made to borrowers experiencing financial difficulty.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty by reviewing the delinquency and payment default status of such loans to understand the effectiveness of its relief efforts.
At June 30, 2026, no loans receiving a modification due to borrower financial difficulty within the previous twelve months were greater than 30 days or more past due or had experienced a payment default.
Upon the Company's determination that a modified loan (or portion thereof) has subsequently been deemed uncollectible, the loan (or a portion thereof) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.
NOTE 5. BORROWINGS
For the periods ended below, advances from the Federal Home Loan Bank of Indianapolis ("FHLBI") were as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Short-term advance	$70,000	$170,000
Long-term advance	1,200	1,200
Total	$71,200	$171,200
For the period ended June 30, 2026, the Company had advances outstanding from the FHLBI of $71.2 million. The short-term advance of $70.0 million was a floating rate advance due September 28, 2026 and had an interest rate of 3.78%, and was fully repaid on July 13, 2026. The long-term advance of $1.2 million was a fixed rate bullet advance due March 12, 2035 and had an interest rate of 0.00%. This advance is a rate-subsidized Community Development Financial Institution ("CDFI") Rate Buydown Advance offered by the FHLBI that funded a low cost loan to a qualifying CDFI. For the period ended December 31, 2025, the Company had advances outstanding with the FHLBI of $171.2 million. The $170.0 million short-term FHLBI advance was repaid on January 8, 2026. There were no Federal Funds purchased outstanding at June 30, 2026 and December 31, 2025.
On October 10, 2025, the Company renewed an unsecured revolving credit agreement with a financial institution allowing the Company to borrow up to $30.0 million. The credit agreement has a one year term which may be amended, extended, modified or renewed. Funds provided under the agreement can be used to repurchase shares of the Company’s common stock under the share repurchase program, which was reauthorized by the Company’s board of directors on April 8, 2025, amended on March 5, 2026, and expires on April 30, 2027, and for general operations. The credit agreement includes a negative pledge agreement whereby the Company agrees not to pledge or otherwise encumber the stock of the Bank. There was no outstanding balance on the credit agreement at June 30, 2026 and $13.0 million outstanding at December 31, 2025.

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
Mortgage servicing rights:  As of June 30, 2026, the value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $1.5 million, carried at amortized cost and an immaterial valuation reserve. These residential mortgage loans have a weighted average interest rate of 4.0%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana and Indianapolis. A third-party valuation is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At June 30, 2026, the constant prepayment speed (“PSA”) used was 167 and used a discount rate of 9.5%. At December 31, 2025, the PSA used was 168 and the discount rate used was 9.5%.
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

The tables below present the balances of assets measured at fair value on a recurring basis:

	June 30, 2026
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$24,860	$0	$0	$24,860
U.S. government sponsored agency securities	0	111,307	0	111,307
Mortgage-backed securities: residential	0	429,895	0	429,895
State and municipal securities	0	464,922	4,179	469,101
Total securities available-for-sale	24,860	1,006,124	4,179	1,035,163
Mortgage banking derivative	0	177	0	177
Interest rate swap derivative	0	14,894	0	14,894
Total assets	$24,860	$1,021,195	$4,179	$1,050,234

Liabilities:
Mortgage banking derivative	$0	$1	$0	$1
Interest rate swap derivative	$0	$14,895	$0	$14,895
Total liabilities	$0	$14,896	$0	$14,896

	December 31, 2025
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets:
U.S. Treasury securities	$10,119	$0	$0	$10,119
U.S. government sponsored agency securities	0	115,690	0	115,690
Mortgage-backed securities: residential	0	454,163	0	454,163
State and municipal securities	0	467,589	4,501	472,090
Total securities available-for-sale	10,119	1,037,442	4,501	1,052,062
Mortgage banking derivative	0	115	0	115
Interest rate swap derivative	0	14,634	0	14,634
Total assets	$10,119	$1,052,191	$4,501	$1,066,811

Liabilities:
Mortgage banking derivative	$0	$8	$0	$8
Interest rate swap derivative	0	14,634	0	14,634
Total liabilities	$0	$14,642	$0	$14,642
The fair value of Level 3 available-for-sale securities was immaterial and thus did not require additional recurring fair value disclosure.

The tables below present the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2026
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$2,144	$2,144
Non-working capital loans	0	0	1,434	1,434
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	738	738
Nonowner occupied loans	0	0	1,519	1,519
Agri-business and agricultural loans:
Loans secured by farmland	0	0	15	15
Consumer 1‑4 family mortgage loans:
Open end and junior lien loans	0	0	1,541	1,541
Total collateral dependent loans	0	0	7,391	7,391
Total assets	$0	$0	$7,391	$7,391

	December 31, 2025
	Fair Value Measurements Using			Assets at Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Collateral dependent loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$1,719	$1,719
Non-working capital loans	0	0	1,672	1,672
Commercial real estate and multi-family residential loans:
Owner occupied loans	0	0	811	811
Nonowner occupied loans	0	0	1,543	1,543
Agri-business and agricultural loans:
Loans secured by farmland	0	0	18	18
Consumer 1‑4 family mortgage loans:
Open end and junior lien loans	0	0	1,523	1,523
Total collateral dependent loans	0	0	7,286	7,286
Total assets	$0	$0	$7,286	$7,286

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2026:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Collateral dependent loans:
Commercial and industrial	$3,578	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	48%	6%-99%

Collateral dependent loans:
Commercial real estate and multi-family residential loans	2,257	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	31%	13%-65%

Collateral dependent loans:
Agri-business and agricultural	15	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	65%
Collateral dependent loans:
Consumer 1-4 family mortgage	1,541	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	9%
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

	June 30, 2026
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$194,126	$194,125	$0	$0	$194,125
Securities available-for-sale	1,035,163	24,860	1,006,124	4,179	1,035,163
Securities held-to-maturity	134,025	0	119,433	0	119,433
Real estate mortgages held-for-sale	3,630	0	3,681	0	3,681
Loans, net	5,509,027	0	0	5,459,836	5,459,836
Mortgage banking derivative	177	0	177	0	177
Interest rate swap derivative	14,894	0	14,894	0	14,894
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	29,514	0	8,333	21,181	29,514
Financial Liabilities:
Certificates of deposit	$927,375	$0	$924,081	$0	$924,081
All other deposits	5,402,193	5,402,193	0	0	5,402,193
Federal Home Loan Bank advances:
Short-term advance	70,000	70,000	0	0	70,000
Long-term advance	1,200	0	800	0	800
Mortgage banking derivative	1	0	1	0	1
Interest rate swap derivative	14,895	0	14,895	0	14,895
Standby letters of credit	247	0	0	247	247
Accrued interest payable	8,961	353	8,608	0	8,961

	December 31, 2025
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$141,318	$141,318	$0	$0	$141,318
Securities available-for-sale	1,052,062	10,119	1,037,442	4,501	1,052,062
Securities held-to-maturity	133,208	0	117,510	0	117,510
Real estate mortgages held-for-sale	2,707	0	2,753	0	2,753
Loans, net	5,306,354	0	0	5,257,552	5,257,552
Mortgage banking derivative	115	0	115	0	115
Interest rate swap derivative	14,634	0	14,634	0	14,634
Federal Reserve and Federal Home Loan Bank Stock	21,420	N/A	N/A	N/A	N/A
Accrued interest receivable	28,997	0	8,306	20,691	28,997
Financial Liabilities:
Certificates of deposit	$750,726	$0	$748,798	$0	$748,798
All other deposits	5,222,624	5,222,624	0	0	5,222,624
Federal Home Loan Bank advances:
Short-term advance	170,000	169,998	0	0	169,998
Long-term advance	1,200	0	792	0	792
Other borrowings	13,000	0	12,997	0	12,997
Mortgage banking derivative	8	0	8	0	8
Interest rate swap derivative	14,634	0	14,634	0	14,634
Standby letters of credit	296	0	0	296	296
Accrued interest payable	8,868	410	8,458	0	8,868

NOTE 7. OFFSETTING ASSETS AND LIABILITIES
The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$14,894	$0	$14,894	$0	$(13,065)	$1,829
Total Assets	$14,894	$0	$14,894	$0	$(13,065)	$1,829
Liabilities
Interest Rate Swap Derivatives	$14,895	$0	$14,895	$0	$0	$14,895
Total Liabilities	$14,895	$0	$14,895	$0	$0	$14,895

	December 31, 2025
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
(dollars in thousands)				Financial Instruments	Cash Collateral Position
Assets
Interest Rate Swap Derivatives	$14,634	$0	$14,634	$0	$(13,075)	$1,559
Total Assets	$14,634	$0	$14,634	$0	$(13,075)	$1,559
Liabilities
Interest Rate Swap Derivatives	$14,634	$0	$14,634	$0	$0	$14,634
Total Liabilities	$14,634	$0	$14,634	$0	$0	$14,634
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

The following is a maturity analysis of operating lease obligations as of June 30, 2026:

Years ending December 31, (in thousands)	Operating Lease Obligation
2026	$464
2027	913
2028	869
2029	743
2030	661
2031 and thereafter	5,191
Total undiscounted lease payments	8,841
Less imputed interest	(2,152)
Lease liability	$6,689
Right-of-use asset	$6,689
The lease liability and right-of-use asset were $7.1 million and $7.1 million, respectively, at December 31, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Lease cost
Operating lease cost	$241	$198	$483	$396
Short-term lease cost	1	1	2	2
Total lease cost	$242	$199	$485	$398

Other information
Operating cash outflows from operating leases	$241	$198	$483	$396
Weighted-average remaining lease term - operating leases	6.0 years	7.4 years	6.0 years	7.4 years
Weighted average discount rate - operating leases	3.9%	3.7%	3.9%	3.7%
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended June 30, 2026 and 2025, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at April 1, 2026	$(135,106)	$(516)	$(135,622)
Other comprehensive income (loss) before reclassification	10,761	0	10,761
Amounts reclassified from accumulated other comprehensive income (loss)	386	12	398
Net current period other comprehensive income (loss)	11,147	12	11,159
Balance at June 30, 2026	$(123,959)	$(504)	$(124,463)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sales Securities	Defined Benefit Pension Items	Total
Balance at April 1, 2025	$(163,321)	$(558)	$(163,879)
Other comprehensive income (loss) before reclassification	2,361	0	2,361
Amounts reclassified from accumulated other comprehensive income (loss)	387	10	397
Net current period other comprehensive income (loss)	2,748	10	2,758
Balance at June 30, 2025	$(160,573)	$(548)	$(161,121)
The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the six months ended June 30, 2026 and 2025, all shown net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2026	$(126,609)	$(528)	$(127,137)
Other comprehensive income (loss) before reclassification	1,877	0	1,877
Amounts reclassified from accumulated other comprehensive income (loss)	773	24	797
Net current period other comprehensive income (loss)	2,650	24	2,674
Balance at June 30, 2026	$(123,959)	$(504)	$(124,463)

(dollars in thousands)	Unrealized Gains and Losses on Available- for-Sale Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2025	$(165,932)	$(568)	$(166,500)
Other comprehensive income (loss) before reclassification	4,585	0	4,585
Amounts reclassified from accumulated other comprehensive income (loss)	774	20	794
Net current period other comprehensive income (loss)	5,359	20	5,379
Balance at June 30, 2025	$(160,573)	$(548)	$(161,121)
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2026 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(489)	Interest income
Tax effect	103	Income tax expense
	(386)	Net of tax
Amortization of defined benefit pension items	(16)	Other expense
Tax effect	4	Income tax expense
	(12)	Net of tax
Total reclassifications for the period	$(398)	Net income

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2025 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(489)	Interest income
Tax effect	102	Income tax expense
	(387)	Net of tax
Amortization of defined benefit pension items	(13)	Other expense
Tax effect	3	Income tax expense
	(10)	Net of tax
Total reclassifications for the period	$(397)	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2026 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(978)	Interest income
Tax effect	205	Income tax expense
	(773)	Net of tax
Amortization of defined benefit pension items	(32)	Other expense
Tax effect	8	Income tax expense
	(24)	Net of tax
Total reclassifications for the period	$(797)	Net income
Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2025 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

(dollars in thousands)
Amortization of unrealized losses on held-to-maturity securities	$(979)	Interest income
Tax effect	205	Income tax expense
	(774)	Net of tax
Amortization of defined benefit pension items	(26)	Other expense
Tax effect	6	Income tax expense
	(20)	Net of tax
Total reclassifications for the period	$(794)	Net income

NOTE 10. EARNINGS PER SHARE
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period, which includes shares held in treasury on behalf of participants in the Company’s Directors Fee Deferral Plan, and share repurchases. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock based awards, none of which were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average shares outstanding for basic earnings per common share	25,058,539	25,707,233	25,201,252	25,711,004
Dilutive effect of stock based awards	173,051	68,972	160,493	71,813
Weighted average shares outstanding for diluted earnings per common share	25,231,590	25,776,205	25,361,745	25,782,817

Basic earnings per common share	$1.14	$1.05	$2.18	$1.83
Diluted earnings per common share	$1.13	$1.04	$2.17	$1.82
NOTE 11. INCOME TAXES
Pretax income is entirely related to domestic activities. The Company did not have any foreign operations or foreign tax expense for the period presented below. Income tax expense for the six months ended June 30, 2026 consisted of the following:

(dollars in thousands)	2026
Current federal	$11,935
Deferred federal	(52)
Current state	136
Deferred state	326
Total income tax expense	$12,345
For the year ended December 31, 2025, the Company adopted ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a prospective basis. Differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes for the six months ended June 30, 2026 were as follows:

(dollars in thousands)	2026
Federal statutory rate	$14,125	21.0%
Effect of:
State and local income taxes, net of federal benefits	365	0.5
Tax credits, net of amortization and losses	30	0.1
Nontaxable or nondeductible items:
Tax exempt income	(1,738)	(2.6)
Bank owned life insurance	(571)	(0.8)
Long-term incentive plan and deferred compensation	0	0.0
Nondeductible compensation expense	59	0.1
Other nondeductible expenses	135	0.2
Other	(60)	(0.1)
Total income tax expense	$12,345	18.4%

During the six months ended June 30, 2026, the Company paid $14.0 million in federal income taxes and state income taxes.
The net deferred tax asset recorded in the consolidated balance sheet at June 30, 2026 and December 31, 2025 consisted of the following:

(dollars in thousands)	June 30, 2026	December 31, 2025
Deferred tax assets:
Bad debts	$17,982	$17,574
Pension and deferred compensation liability	2,581	2,430
Nonaccrual loan interest	535	1,403
Long-term incentive plan	2,716	2,685
Lease liability	2,917	2,370
Deferred loan fees	545	540
Net operating loss carryforward	1,531	1,900
Other	860	733
	29,667	29,635
Deferred tax liabilities:
Depreciation	5,117	5,333
Loan servicing rights	424	433
State taxes	1,026	1,096
Intangible assets	1,266	1,266
REIT spillover dividend	1,750	1,750
Prepaid expenses	1,189	1,155
Lease right of use	2,917	2,370
Other	267	247
	13,956	13,650
Valuation allowance	0	0
Net deferred tax asset	$15,711	$15,985
The Company has Indiana net operating loss carryforwards of approximately $31.2 million at June 30, 2026 that will expire in 2039 if not used. Management has concluded that the state net operating losses will be fully utilized and therefore no valuation allowance is necessary on the state operating loss.
In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized gain (loss) on securities available for sale was $33.0 million and $33.7 million for June 30, 2026 and December 31, 2025, respectively. The deferred income tax asset allocated to the pension plan and SERP included in equity was $167,000 and $175,000 at June 30, 2026 and December 31, 2025, respectively.
The Company evaluated its deferred tax asset at year end 2025 and has concluded that it is more likely than not that it will be realized. The Company expects to have taxable income in the future such that the deferred tax asset will be realized. Therefore, no valuation allowance is required.
Unrecognized Tax Benefits
The Company did not have any unrecognized tax benefits at June 30, 2026 and December 31, 2025.
No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the six months ended June 30, 2026. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the State of Indiana. These returns are subject to examinations by authorities for all years after 2021.
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income in the first six months of 2026 was $54.9 million, which increased $7.9 million, or 16.7%, from $47.1 million for the comparable period of 2025. Diluted earnings per common share were $2.17 in the first six months of 2026, an increase of 19.2% from $1.82 in the comparable period of 2025. The increase in net income for 2026 was primarily due to an increase to net interest income of $7.3 million, or 6.8%, an increase in noninterest income of $3.1 million, or 13.8%, and a decrease in the provision for credit losses of $6.1 million, or 62.2%. Offsetting these positive contributions was an increase in noninterest expense of $6.4 million, or 10.1%, and an increase to income tax expense of $2.2 million, or 22.0%. Pretax pre-provision earnings, a non-GAAP measure calculated by adding net interest income to noninterest income and subtracting noninterest expense, were $71.0 million in the first six months of 2026, an increase of $4.0 million, or 6.0%, compared to $67.0 million for the comparable period of 2025.
Return on average total equity was 14.44% in the first six months of 2026 versus 13.62% in the comparable period of 2025. Return on average total assets was 1.55% in the first six months of 2026 versus 1.39% for the comparable period of 2025. The Company's average equity to average assets ratio was 10.74% in the first six months of 2026 versus 10.19% in the comparable period of 2025.
Net income in the second quarter of 2026 was $28.4 million, an increase of $1.5 million, or 5.5%, from $27.0 million for the comparable period of 2025. Diluted earnings per common share were $1.13 in the second quarter of 2026, an increase of 8.7% from $1.04 in the comparable period of 2025. The increase was driven primarily by an increase in net interest income of $3.4 million, or 6.2%, a decrease in provision for credit losses of $1.3 million, or 43.1%, and an increase in noninterest income of $1.1 million, or 9.5%. Offsetting these positive contributions was an increase in noninterest expense of $4.0 million, or 13.2%. Pretax pre-provision earnings in the second quarter of 2026 were $36.4 million, an increase of $486,000, or 1.4%, compared to $35.9 million for the comparable period of 2025.
Return on average total equity was 15.00% in the second quarter of 2026 versus 15.52% in the comparable period of 2025. Return on average total assets was 1.59% in the second quarter of 2026 versus 1.57% in the comparable period of 2025. The average equity to average assets ratio was 10.58% in the second quarter of 2026 versus 10.09% in the comparable period of 2025.

The Company’s tangible common equity to tangible assets ratio, which is a non-GAAP financial measure, was 10.63% at June 30, 2026, compared to 10.15% at June 30, 2025 and 10.86% at December 31, 2025. Unrealized losses from available-for-sale investment securities were $140.9 million at June 30, 2026, compared to $185.3 million at June 30, 2025 and $143.3 million at December 31, 2025. When excluding the impact of accumulated other comprehensive income (loss) ("AOCI") on tangible common equity and tangible assets, the Company's adjusted tangible common equity to adjusted tangible assets ratio, which is a non-GAAP financial measure, was 12.14% at June 30, 2026, compared to 12.17% at June 30, 2025 and 12.45% at December 31, 2025.
Total assets were $7.243 billion as of June 30, 2026 versus $6.990 billion as of December 31, 2025, an increase of $252.9 million, or 3.6%. Balance sheet expansion was driven by increases to total loans, net of the allowance for credit losses, which increased $202.7 million, or 3.8%, and cash and cash equivalents, which increased $52.8 million, or 37.4%. These increases were offset by a decrease to available-for-sale securities of $16.9 million, or 1.6%. The balance sheet expansion from December 31, 2025 to June 30, 2026 was funded by an increase in total deposits of $356.2 million, or 6.0%, and was offset by a decrease in borrowings of $113.0 million, or 61.3%. Total equity increased $10.9 million, or 1.4%, from $762.5 million at December 31, 2025 to $773.4 million at June 30, 2026. Driving the increase in total equity was an increase in retained earnings of $28.7 million, or 3.6%, primarily as a result of net income of $54.9 million less dividends declared and paid of $26.3 million. Accumulated other comprehensive income (loss) improved by $2.7 million and contributed further to the increase in total equity. Offsetting these items was an increase in treasury stock, which increased by $23.5 million, or 65.7%, driven by the Company's utilization of its share repurchase program. The combined effect of the repurchase activity under the share repurchase program and dividends paid during the first six months of 2026 represented a total return of capital to Company shareholders of $49.8 million.

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
RESULTS OF OPERATIONS
Overview
Selected income statement information for the three and six months ended June 30, 2026 and 2025 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Income Statement Summary:
Net interest income (A)	$58,301	54,876	$115,074	$107,751
Provision for credit losses	1,708	3,000	3,708	9,800
Noninterest income (B)	12,572	11,486	25,505	22,414
Noninterest expense (C)	34,457	30,432	69,608	63,195
Other Data:
Efficiency ratio (1)	48.62%	45.86%	49.51%	48.55%
Diluted EPS	$1.13	$1.04	$2.17	$1.82
Average Equity/Average Assets	10.58%	10.09%	10.74%	10.19%
Tangible capital ratio (2)	10.63	10.15	10.63	10.15
Adjusted tangible capital ratio (3)	12.14	12.17	12.14	12.17
Net charge-offs to average loans	0.00	2.22	0.08	1.13
Net interest margin	3.49	3.42	3.49	3.41
Noninterest income to total revenue	17.74	17.31	18.14	17.22
Pretax pre-provision earnings (4)	$36,416	$35,930	$70,971	$66,970

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
Tangible common equity, adjusted tangible common equity, tangible assets, adjusted tangible assets, tangible book value per common share, tangible common equity to tangible assets, adjusted tangible common equity to adjusted tangible assets, and pretax pre-provision earnings are non-GAAP financial measures calculated based on GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets from the calculation of equity, net of deferred tax. Tangible assets are calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets, net of deferred tax. Adjusted tangible assets and adjusted tangible common equity remove the fair market value adjustment impact of the available-for-sale investment securities portfolio in AOCI. Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding less true treasury stock. Pretax pre-provision earnings is calculated by adding net interest income to noninterest income and subtracting noninterest expense. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. However, management considers these measures of the Company’s value meaningful to understanding of the Company’s financial information and performance.
A reconciliation of these non-GAAP financial measures is provided below.

	As of and For The		As of and For The
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Total Equity	$773,374	$709,987	$773,374	$709,987
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Common Equity (A)	769,571	706,184	769,571	706,184
Market Value Adjustment in AOCI	123,959	160,574	123,959	160,574
Adjusted Tangible Common Equity (C)	893,530	866,758	893,530	866,758

Total Assets	$7,242,959	$6,964,301	$7,242,959	$6,964,301
Less: Goodwill	(4,970)	(4,970)	(4,970)	(4,970)
Plus: Deferred Tax Assets Related to Goodwill	1,167	1,167	1,167	1,167
Tangible Assets (B)	7,239,156	6,960,498	7,239,156	6,960,498
Market Value Adjustment in AOCI	123,959	160,574	123,959	160,574
Adjusted Tangible Assets (D)	7,363,115	7,121,072	7,363,115	7,121,072

Ending Common Shares Issued (E)	25,028,859	25,697,093	25,028,859	25,697,093

Tangible Book Value per Common Share (A/E)	$30.75	$27.48	$30.75	$27.48

Tangible Capital Ratio (A/B)	10.63%	10.15%	10.63%	10.15%
Adjusted Tangible Capital Ratio (C/D)	12.14%	12.17%	12.14%	12.17%

Net Interest Income	$58,301	$54,876	$115,074	$107,751
Plus: Noninterest Income	12,572	11,486	25,505	22,414
Minus: Noninterest Expense	(34,457)	(30,432)	(69,608)	(63,195)
Pretax Pre-Provision Earnings	$36,416	$35,930	$70,971	$66,970

Net Income
Net income was $54.9 million in the first six months of 2026, which increased $7.9 million, or 16.7%, from $47.1 million for the comparable period of 2025. Diluted earnings per common share were $2.17 in the first six months of 2026, an increase of 19.2% from $1.82 in the comparable period of 2025. The increase in net income for the first six months of 2026 was primarily due to an increase to net interest income of $7.3 million, or 6.8%, an increase to noninterest income of $3.1 million, or 13.8%, and a decrease in the provision for credit losses of $6.1 million, or 62.2%. Offsetting these positive contributions was an increase in noninterest expense of $6.4 million, or 10.1%, and an increase to income tax expense of $2.2 million, or 22.0%.
Net income during the second quarter of 2026 was $28.4 million, an improvement of 5.5% from $27.0 million for the comparable period of 2025. Diluted earnings per common share was $1.13 in the second quarter of 2026, an increase of 8.7% from $1.04 in the comparable period of 2025. The increase was driven primarily by an increase in net interest income of $3.4 million, or 6.2%, an increase in noninterest income of $1.1 million, or 9.5%, and a decrease in the provision for credit losses of $1.3 million, or 43.1%. Offsetting these positive contributions was an increase in noninterest expense of $4.0 million, or 13.2%, and an increase to income tax expense of $304,000, or 5.1%.

Net Interest Income
The following tables set forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2026			2025
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$5,462,487	$169,105	6.24%	$5,182,140	$166,158	6.47%
Tax exempt (1)	23,872	710	6.00	25,763	720	5.64
Investments:
Securities (1)	1,175,964	17,465	2.99	1,130,970	16,755	2.99
Short-term investments	3,136	49	3.15	2,898	28	1.95
Interest bearing deposits	115,875	2,014	3.50	159,321	3,398	4.30
Total earning assets	$6,781,334	$189,343	5.63%	$6,501,092	$187,059	5.80%
Less: Allowance for credit losses	(69,454)			(90,578)
Nonearning Assets
Cash and due from banks	65,730			68,847
Premises and equipment	67,758			60,903
Other nonearning assets	291,369			293,953
Total assets	$7,136,737			$6,834,217

Interest Bearing Liabilities
Savings deposits	$287,581	$82	0.06%	$284,922	$85	0.06%
Interest bearing checking accounts	3,777,528	54,294	2.90	3,627,952	59,574	3.31
Time deposits:
In denominations under $100,000	201,837	3,124	3.12	210,841	3,577	3.42
In denominations over $100,000	686,760	12,310	3.61	611,351	12,333	4.07
Short-term borrowings	114,481	2,251	3.97	66,380	1,520	4.62
Long-term borrowings	1,200	0	0.00	729	0	0.00
Total interest bearing liabilities	$5,069,387	$72,061	2.87%	$4,802,175	$77,089	3.24%
Noninterest Bearing Liabilities
Demand deposits	1,231,111			1,251,161
Other liabilities	69,533			84,364
Stockholders' Equity	766,706			696,517
Total liabilities and stockholders' equity	$7,136,737			$6,834,217

Interest Margin Recap
Interest income/average earning assets		189,343	5.63%		187,059	5.80%
Interest expense/average earning assets		72,061	2.14		77,089	2.39
Net interest income and margin		$117,282	3.49%		$109,970	3.41%

(1)Tax exempt income was converted to a fully tax equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Tax equivalent basis adjustment was $2.2 million for the six-month periods ended June 30, 2026 and 2025.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2026 and 2025, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended June 30,
	2026			2025
(fully tax equivalent basis, dollars in thousands)	Average Balance	Interest Income	Yield (1)/ Rate	Average Balance	Interest Income	Yield (1)/ Rate
Earning Assets
Loans:
Taxable (2)(3)	$5,507,100	$85,994	6.26%	$5,204,006	$84,418	6.51%
Tax exempt (1)	24,244	363	6.01	25,640	359	5.62
Investments:
Securities (1)	1,161,807	8,680	3.00	1,125,597	8,416	3.00
Short-term investments	3,567	28	3.15	2,832	28	3.97
Interest bearing deposits	135,984	1,186	3.50	212,532	2,274	4.29
Total earning assets	$6,832,702	96,251	5.65%	$6,570,607	95,495	5.83%
Less: Allowance for credit losses	(69,959)			(93,644)
Nonearning Assets
Cash and due from banks	64,197			66,713
Premises and equipment	69,499			61,280
Other nonearning assets	294,224			299,725
Total assets	$7,190,663			$6,904,681

Interest Bearing Liabilities
Savings deposits	$287,520	$41	0.06%	$285,944	$43	0.06%
Interest bearing checking accounts	3,867,392	28,184	2.92	3,767,903	31,499	3.35
Time deposits:
In denominations under $100,000	201,696	1,576	3.13	208,770	1,745	3.35
In denominations over $100,000	728,345	6,578	3.62	589,829	5,824	3.96
Short-term borrowings	47,286	468	3.97	33,297	398	4.79
Long-term borrowings	1,200	0	0.00	1,200	0	0.00
Total interest bearing liabilities	$5,133,439	$36,847	2.88%	$4,886,943	$39,509	3.24%
Noninterest Bearing Liabilities
Demand deposits	1,227,721			1,244,058
Other liabilities	68,970			76,704
Stockholders' Equity	760,533			696,976
Total liabilities and stockholders' equity	$7,190,663			$6,904,681

Interest Margin Recap
Interest income/average earning assets		96,251	5.65%		95,495	5.83%
Interest expense/average earning assets		36,847	2.16		39,509	2.41
Net interest income and margin		$59,404	3.49%		$55,986	3.42%

(1)Tax exempt income was converted to a fully tax equivalent basis at a 21 percent tax rate. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses. Tax equivalent basis adjustments was $1.1 million for the three-month periods ended June 30, 2026 and June 30, 2025.
(2)Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2026 and 2025, are included as taxable loan interest income.
(3)Nonaccrual loans are included in the average balance of taxable loans.
Net interest income, on a fully tax equivalent basis, increased $7.3 million, or 6.6%, to $117.3 million for the six months ended June 30, 2026, compared to $110.0 million for the first six months of 2025. The increase in net interest income on a fully tax equivalent basis was driven by a decrease in deposit interest expense of $5.8 million, or 7.6%, from $75.6 million to $69.8 million. Contributing further to the increase in fully tax equivalent net interest income was an increase in loan interest income of $2.9 million, or 1.8%, from $166.9 million to $169.8 million, and an increase in securities interest income of $710,000, or 4.2%, from $16.8 million to $17.5 million. Offsetting these items was an increase in borrowings expense of $731,000, or 48.1%, from $1.5 million to $2.3 million.

Average earning assets were $6.781 billion for the six months ended June 30, 2026, an increase of $280.2 million, or 4.3%, compared to $6.501 billion for the six months ended June 30, 2025. Average loans outstanding drove the increase to average earning assets, increasing $278.5 million, or 5.3%, to $5.486 billion from $5.208 billion for the six months ended June 30, 2026 and 2025, respectively. Average investment securities increased $45.0 million, or 4.0%, to $1.176 billion from $1.131 billion between the respective periods. Average interest bearing liabilities were $5.069 billion for the six months ended June 30, 2026, an increase of $267.2 million, or 5.6%, from $4.802 billion for the six months ended June 30, 2025. This increase was driven by growth in average interest bearing deposits of $218.6 million, or 4.6%, from $4.735 billion for the six months ended June 30, 2025 to $4.954 billion for the six months ended June 30, 2026. Average short-term borrowings increased by $48.1 million, or 72.5%, between the respective periods. Noninterest bearing demand deposits decreased $20.1 million, or 1.6%, to $1.231 billion from $1.251 billion between the two periods.
The fully tax equivalent net interest margin was 3.49% for the six months ended June 30, 2026, compared to 3.41% during the first six months of 2025, representing an 8 basis point expansion between the two periods. The net interest margin increase was primarily driven by a decrease to interest expense as a percentage of average earning assets, which decreased to 2.14% for the six months ended June 30, 2026, down from 2.39% for the comparable period of 2025, or a decrease of 25 basis points. This decline was attributable to a decrease in the rate for total interest bearing liabilities of 37 basis points from 3.24% to 2.87% between the respective periods. These decreases were driven by reduced costs associated with the repricing of the Company's interest bearing deposits and borrowings as a result of monetary policy easing from the Federal Reserve Bank in late 2025. The average rate for interest bearing deposits declined 38 basis points from 3.22% to 2.84% between the two periods. Contributing further to the reduction in the rate for interest bearing liabilities was a reduction in the average borrowings rate, which declined 65 basis points from 4.57% to 3.92%. The improvement in interest expense as a percentage of average earning assets was offset by a 17 basis point reduction in interest income as a percentage of average earning assets, which declined from 5.80% to 5.63%. This decrease was primarily attributable to a decline in average loan yields, which decreased 22 basis points to 6.24% for the six months ended June 30, 2026, down from 6.46% for the comparable period of 2025.

Net interest income, on a fully tax equivalent basis, increased by $3.4 million, or 6.1%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in net interest income on a fully tax equivalent basis was driven by a decrease in deposit interest expense of $2.7 million, or 7.0%, from $39.1 million to $36.4 million. Contributing further to the increase in fully tax equivalent net interest income was an increase in loan interest income of $1.6 million, or 1.9%, from $84.8 million to $86.4 million, and an increase to securities interest income of $264,000, or 3.1%, from $8.4 million to $8.7 million between the two periods. Offsetting these, borrowings expense increased $70,000, or 17.6%, from $398,000 to $468,000.
Average earning assets were $6.833 billion for the second quarter of 2026, an increase of $262.1 million, or 4.0%, compared to $6.571 billion for the second quarter of 2025. The increase in average earning assets was driven by an increase in average loans of $301.7 million, or 5.8%, from $5.230 billion for the second quarter of 2025 to $5.531 billion for the second quarter of 2026. Average investment securities increased $36.2 million, or 3.2%, from $1.126 billion for the second quarter of 2025 to $1.162 billion for the second quarter of 2026. Average interest bearing liabilities were $5.133 billion for the second quarter of 2026, an increase of $246.5 million, or 5.0%, from $4.887 billion for the second quarter of 2025. This increase was driven by growth in interest bearing deposits of $232.5 million, or 4.8%, from $4.852 billion for the second quarter of 2025 to $5.085 billion for the second quarter of 2026. Average short-term borrowings increased $14.0 million, or 42.0%, from $33.3 million to $47.3 million. Noninterest bearing demand deposits decreased $16.3 million, or 1.3%, to $1.228 billion for the second quarter of 2026 from $1.244 billion for the second quarter of 2025.
The fully tax equivalent net interest margin expanded by 7 basis points, or 2.0%, to 3.49% for the second quarter of 2026, compared to 3.42% for the second quarter of 2025. The net interest margin expansion was primarily driven by a decrease in interest expense as a percentage of average earning assets, which decreased to 2.16% for the second quarter of 2026, down from 2.41% for the comparable period of 2025, for a decrease of 25 basis points. This decrease was attributable to a decrease in the rate for total interest bearing liabilities of 36 basis points from 3.24% to 2.88% between the respective periods. This decrease was driven by reduced costs associated with the repricing of the Company's interest bearing deposits and borrowings as a result of monetary policy easing from the Federal Reserve Bank in late 2025. The average rate for interest bearing deposits declined 36 basis points from 3.23% to 2.87%. Contributing further to the reduction in the rate for interest bearing liabilities was a reduction in the average borrowings rate, which declined 76 basis points from 4.63% to 3.87%. The improvement in interest expense as a percentage of average earning assets was offset by a 18 basis point reduction in interest income as a percentage of average earning assets, which declined from 5.83% for the second quarter of 2025 to 5.65% for the second quarter of 2026. This decrease was primarily attributable to a decrease in loan yields, which decreased 24 basis points from 6.50% to 6.26% between the two periods. Investment securities yields remained at 3.00% for both periods.

Provision for Credit Losses
The Company recorded provision for credit losses expense of $3.7 million for the six months ended June 30, 2026, compared to provision expense of $9.8 million during the comparable period of 2025, a decrease of $6.1 million, or 62.2%. The decrease in provision expense between the respective periods was attributable to the allocation of reserves to a previously disclosed nonperforming credit during the first quarter of 2025. Net charge-offs were $2.1 million during the six month period ended June 30, 2026, compared to $29.2 million during the comparable period of 2025 for a decrease of $27.1 million, or 92.8%. Net charge-offs for the first six months of 2026 were primarily driven by a $2.0 million charge off to one commercial credit during the first quarter of 2026. The decrease in charge offs between the respective periods was attributable to the partial charge off of the previously disclosed nonperforming credit during the second quarter of 2025.
The Company recorded provision expense of $1.7 million during the second quarter of 2026, compared to $3.0 million during the second quarter of 2025. Net charge-offs were $24,000 during the second quarter of 2026 compared to $28.9 million during the second quarter of 2025.
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

Noninterest Income

Noninterest income categories for the three and six months ended June 30, 2026 and 2025 are shown in the following tables:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change
Wealth advisory fees	$6,080	$5,534	$546	9.9%
Investment brokerage fees	1,035	1,002	33	3.3
Service charges on deposit accounts	5,752	5,601	151	2.7
Loan and service fees	6,267	5,890	377	6.4
Merchant and interchange fee income	1,613	1,676	(63)	(3.8)
Bank owned life insurance income	2,593	1,362	1,231	90.4
Interest rate swap fee income	701	20	681	3,405.0
Mortgage banking income	209	73	136	186.3
Other income	1,255	1,256	(1)	(0.1)
Total noninterest income	$25,505	$22,414	$3,091	13.8%
Noninterest income to total revenue	18.14%	17.22%

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change
Wealth advisory fees	$3,017	$2,667	$350	13.1%
Investment brokerage fees	511	550	(39)	(7.1)
Service charges on deposit accounts	2,878	2,827	51	1.8
Loan and service fees	3,060	3,006	54	1.8
Merchant and interchange fee income	836	854	(18)	(2.1)
Bank owned life insurance income	1,617	1,040	577	55.5
Interest rate swap fee income	0	20	(20)	(100.0)
Mortgage banking income	128	124	4	3.2
Other income	525	398	127	31.9
Total noninterest income	$12,572	$11,486	$1,086	9.5%
Noninterest income to total revenue	17.74%	17.31%
The Company's noninterest income increased by $3.1 million, or 13.8%, to $25.5 million for the six months ended June 30, 2026, compared to $22.4 million for the prior year period. Increases in fee-based revenue streams contributed to the increase to noninterest income, with wealth advisory fees improving by $546,000, or 9.9%, loan and service fees improving by $377,000, or 6.4%, service charges on deposit accounts improving by $151,000, or 2.7%, and investment brokerage fees improving by $33,000, or 3.3%. Additionally, bank owned life insurance increased $1.2 million, or 90.4%, from improved market performance from variable bank owned life insurance policies and incremental income from general account policies purchased in 2025. Increased transaction volume drove increases to interest rate swap fee income of $681,000 and mortgage banking income of $136,000.
The company’s noninterest income increased $1.1 million, or 9.5%, to $12.6 million for the second quarter of 2026, compared to $11.5 million for the second quarter of 2025. Wealth advisory fees increased $350,000, or 13.1%, driven by continued growth in customers and assets under management. Bank owned life insurance income increased $577,000, or 55.5%, from improved market performance of the bank's variable owned life insurance policies which reflect returns in the equity markets. Other income increased by $127,000, or 31.9%, primarily from increased limited partnership investment income.

Noninterest Expense
Noninterest expense categories for the three and six months ended June 30, 2026 and 2025 are shown in the following tables:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change
Salaries and employee benefits	$40,789	$34,998	$5,791	16.5%
Net occupancy expense	4,071	3,727	344	9.2
Equipment costs	2,873	2,819	54	1.9
Data processing fees and supplies	8,633	8,417	216	2.6
Corporate and business development	2,735	2,566	169	6.6
FDIC insurance and other regulatory fees	1,754	1,639	115	7.0
Professional fees	3,722	4,086	(364)	(8.9)
Other expense	5,031	4,943	88	1.8
Total noninterest expense	$69,608	$63,195	$6,413	10.1%
Efficiency ratio	49.51%	48.55%

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Dollar Change	Percent Change
Salaries and employee benefits	$20,494	$17,096	$3,398	19.9%
Net occupancy expense	1,967	1,747	220	12.6
Equipment costs	1,409	1,437	(28)	(1.9)
Data processing fees and supplies	4,374	4,152	222	5.3
Corporate and business development	1,242	1,160	82	7.1
FDIC insurance and other regulatory fees	881	839	42	5.0
Professional fees	1,785	1,706	79	4.6
Other expense	2,305	2,295	10	0.4
Total noninterest expense	$34,457	$30,432	$4,025	13.2%
Efficiency ratio	48.62%	45.86%
The Company's noninterest expense increased by $6.4 million, or 10.1%, for the six months ended June 30, 2026 to $69.6 million compared to $63.2 million for the six months ended June 30, 2025. Salaries and employee benefits expense increased $5.8 million, or 16.5%, primarily due to increased salaries and wages of $2.0 million, performance-based incentive compensation accruals of $2.3 million, variable deferred compensation expense of $799,000, and health insurance expense of $677,000. Net occupancy expense increased $344,000, or 9.2%. Data processing fees and supplies expense increased $216,000, or 2.6%, from continued investment in customer-facing and operational technology solutions. Corporate and business development expense increased $169,000, or 6.6%, from increased advertising and corporate development expenses. FDIC insurance and other regulatory fees increased $115,000, or 7.0%, from increased FDIC insurance premium accruals. Offsetting these increases was a decrease in professional fees of $364,000, or 8.9%, primarily driven by reduced technology implementation fees.
Noninterest expense increased $4.0 million, or 13.2%, to $34.5 million for the second quarter of 2026, compared to $30.4 million during the second quarter of 2025. Salaries and employee benefits expense increased by $3.4 million, or 19.9%, primarily the result of increased salaries and wages, performance-based incentive compensation accruals, and benefits expenses. Deferred variable compensation expense, which is offset by noninterest income recorded from the performance of the company's variable bank owned life insurance policies, contributed further to the increase. Net occupancy expense increased $220,000, or 12.6%, from the company's continued expansion and reinvestment into its physical branch and operational infrastructure. Data processing fees and supplies increased $222,000, or 5.3%, from continued investment in customer-facing and operational technology solutions, including artificial intelligence capabilities. Additionally, corporate and business development expense increased $82,000, or 7.1%, professional fees increased $79,000, or 4.6%, and FDIC insurance and other regulatory fees increased $42,000, or 5.0%.

The Company's income tax expense increased $2.2 million, or 22.0%, to $12.3 million in the six months ended June 30, 2026, compared to $10.1 million for the same period in 2025. The effective tax rate was 18.4% in the six months ended June 30, 2026, compared to 17.7% for the comparable period of 2025, driven by higher earnings and lower tax-exempt income. Income tax expense increased $304,000, or 5.1%, to $6.3 million for the second quarter of 2026 compared to $6.0 million for the second quarter of 2025. The effective tax rate for the second quarter of 2026 was 18.1%, compared to 18.1% for the prior year period.

FINANCIAL CONDITION
Overview
Total assets were $7.243 billion as of June 30, 2026 versus $6.990 billion as of December 31, 2025, an increase of $252.9 million, or 3.6%. Balance sheet expansion was driven by increases to total loans, net of the allowance for credit losses, which increased $202.7 million, or 3.8%, and cash and cash equivalents, which increased $52.8 million, or 37.4%. These increases were offset by a decrease to available-for-sale securities of $16.9 million, or 1.6%. The balance sheet expansion from December 31, 2025 to June 30, 2026 was funded by an increase in total deposits of $356.2 million, or 6.0%, and was offset by a decrease in borrowings of $113.0 million, or 61.3%. Total equity increased $10.9 million, or 1.4%, from $762.5 million at December 31, 2025 to $773.4 million at June 30, 2026. Driving the increase in total equity was an increase in retained earnings of $28.7 million, or 3.6%, primarily as a result of net income of $54.9 million less dividends declared and paid of $26.3 million. Accumulated other comprehensive income (loss) improved by $2.7 million and contributed further to the increase in total equity. Offsetting these items was an increase in treasury stock, which increased by $23.5 million, or 65.7%, driven by the Company's utilization of its share repurchase program. The combined effect of the repurchase activity under the share repurchase program and dividends paid during the first six months of 2026 represented a total return of capital to Company shareholders of $49.8 million.
Uses of Funds
Total Cash and Cash Equivalents
Total cash and cash equivalents increased by $52.8 million, or 37.4%, to $194.1 million at June 30, 2026, from $141.3 million at December 31, 2025. Cash and cash equivalents include short-term investments. The fluctuation in cash and cash equivalents at June 30, 2026 was driven by an increase in cash and due from banks of $12.7 million, or 22.3%, and an increase in interest bearing short-term investment accounts of $40.1 million, or 47.6%, which were deposited primarily at the Federal Reserve Bank of Chicago.
Investment Portfolio
The amortized cost and the fair value of securities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S Treasury securities	$25,019	$24,860	$10,117	$10,119
U.S government sponsored agencies	131,236	111,307	136,772	115,690
Mortgage-backed securities: residential	484,870	429,895	506,734	454,163
State and municipal securities	534,917	469,101	541,694	472,090
Total available-for-sale	$1,176,042	$1,035,163	$1,195,317	$1,052,062

Held-to-Maturity
State and municipal securities	$134,025	$119,433	$133,208	$117,510
Total Investment Portfolio	$1,310,067	$1,154,596	$1,328,525	$1,169,572
At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government agencies and government sponsored entities, in an amount greater than 10% of stockholders’ equity. Management is aware that the directional change in the fair value of the available-for-sale investment securities portfolio is inversely related to the directional movement of the interest rate environment, with the resulting impact being reflected in the unrealized gain (loss) of the available-for-sale investment securities portfolio. Since the majority of the bonds in the investment portfolio are fixed-rate, with only a few adjustable-rate bonds, we expect our investment portfolio to follow this market value pattern. This is taken into consideration when evaluating the gain or loss of investment securities in the portfolio and the potential for an allowance for credit losses.

Purchases of available-for-sale securities were $20.5 million in the first six months of 2026. Investment securities represented 16.1% of total assets on June 30, 2026, compared to 17.0% of total assets on December 31, 2025. The Company anticipates receiving principal and interest cash flows of approximately $51.9 million during the remainder of 2026 from the investment securities portfolio and plans to use that liquidity to fund loan growth as well as to fund reinvestments to the investment securities portfolio. Tax equivalent adjusted effective duration for the investment securities portfolio was 5.8 years at June 30, 2026 and 5.9 years at December 31, 2025. Paydowns from prepayments and scheduled payments of $38.1 million were received in the first six months of 2026, and the amortization of premiums, net of the accretion of discounts, was $1.8 million. There were no sales of available-for-sale investment securities in the first six months of 2026. No allowance for credit losses was recognized for available-for-sale or held-to-maturity securities as of June 30, 2026 and December 31, 2025.
The fair value of the available-for-sale investment securities portfolio as of June 30, 2026 included net unrealized losses of $140.9 million, compared to net unrealized losses of $143.3 million as of December 31, 2025. Unrealized losses in the available-for-sale investment securities portfolio are generally attributable to market value declines experienced during the rate tightening cycle of 2022 and 2023.

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
Real Estate Mortgage Loans Held-for-Sale
Real estate mortgage loans held-for-sale increased by $923,000, or 34.1%, to $3.6 million at June 30, 2026, from $2.7 million at December 31, 2025. The balance of this asset category is subject to a high degree of variability depending on, among other factors, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells conforming qualifying mortgage loans it originates on the secondary market. Proceeds from sales of residential mortgages totaled $9.4 million in the first six months of 2026, compared to $8.7 million in the first six months of 2025. Management expects the volume of loans originated for sale in the secondary market to increase if long-term interest rates decline from current levels. Demand for mortgage loans has been impacted by elevated interest rates, limited housing inventory and existing home owners locked in at historically low rates. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $286.8 million and $294.5 million, as of June 30, 2026 and December 31, 2025, respectively.
Loan Portfolio
The loan portfolio by portfolio segment as of June 30, 2026 and December 31, 2025 is summarized as follows:

(dollars in thousands)	June 30, 2026		December 31, 2025		Current Period Change
Commercial and industrial loans	$1,644,371	29.5%	$1,553,689	28.9%	$90,682
Commercial real estate and multi-family residential loans	2,760,626	49.5	2,666,515	49.5	94,111
Agri-business and agricultural loans	339,393	6.0	406,856	7.6	(67,463)
Other commercial loans	121,060	2.2	97,381	1.8	23,679
Consumer 1-4 family mortgage loans	598,802	10.7	537,192	10.0	61,610
Other consumer loans	117,953	2.1	116,224	2.2	1,729
Subtotal, gross loans	5,582,205	100.0%	5,377,857	100.0%	204,348
Less: Allowance for credit losses	(70,598)		(68,995)		(1,603)
Net deferred loan fees	(2,580)		(2,508)		(72)
Loans, net	$5,509,027		$5,306,354		$202,673
Total net loans, excluding real estate mortgage loans held-for-sale, increased by $202.7 million, or 3.8%, to $5.509 billion at June 30, 2026 from $5.306 billion at December 31, 2025. The increase was primarily driven by originations of loans concentrated in the commercial and industrial loans, commercial real estate and multi-family residential loans, other commercial loans, and consumer 1-4 family mortgage loans categories and was offset by paydowns in the agri-business and agricultural loans segment, which traditionally experiences seasonal fluctuations in activity.

The following table summarizes the Company’s non-performing assets, excluding deferred fees and costs, as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans	$19,946	$20,872
Loans past due over 90 days and still accruing	6	7
Total nonperforming loans	19,952	20,879
Other real estate owned	0	0
Repossessions	48	47
Total nonperforming assets	$20,000	$20,926

Individually analyzed loans	$66,945	$43,024

Nonperforming loans to total loans	0.36%	0.39%
Nonperforming assets to total assets	0.28%	0.30%

Total nonperforming assets decreased by $926,000, or 4.4%, from $20.9 million at December 31, 2025 to $20.0 million at June 30, 2026. The ratio of nonperforming assets to total assets declined to 0.28% at June 30, 2026, down from 0.30% as of December 31, 2025.
A loan is individually analyzed when full payment under the original loan terms is not expected. The analysis for smaller loans that are similar in nature and which are not in nonaccrual or modified status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans. If a loan is individually analyzed, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Total individually analyzed loans increased by $23.9 million, or 55.6%, to $66.9 million at June 30, 2026 from $43.0 million at December 31, 2025. The increase in individually analyzed loans during the first six months of 2026 was primarily driven by migration within the watchlist as three unrelated relationships with an aggregate balance of approximately $24.7 million were moved from the pooled watch list to individually analyzed status during the second quarter of 2026.
Loans are charged against the allowance for credit losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb current expected credit losses relating to specifically identified loans based on an evaluation of the loans by management, as well as other current expected losses in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. General allowance is determined after considering the following factors: application of loss percentages using a probability of default/loss given default approach subject to a floor, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans: Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention applies to loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s policy is to evaluate for a specific allowance for credit losses for any assets where management has identified conditions or circumstances that indicate an asset is nonperforming. If an asset or portion thereof is classified as a loss, the Company’s policy is to either establish specified allowances for credit losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount.
At June 30, 2026, the allowance for credit losses was 1.27% of total loans, a decrease of 1 basis point from 1.28% at December 31, 2025. At June 30, 2026, management believed the allowance for credit losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying credit losses is a subjective process.

The Company has a relatively high percentage of commercial and commercial real estate loans, which are extended to businesses with a broad range of revenue and within a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by utilizing relatively conservative credit structures, by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area. The Company has limited exposure to commercial office space borrowers, all of which are located in the Bank's Indiana markets. Loans totaling $104.9 million for this sector represented 1.9% of total loans at June 30, 2026. Additionally, commercial real estate loans secured by multi-family residential properties and secured by non-farm non-residential properties were approximately 222.8% of the Bank's risk-based capital at June 30, 2026. The Company continues to monitor the impact of tariffs on its borrowers.
As of June 30, 2026, based on management’s review of the loan portfolio, the Company had 107 credit relationships with principal balances totaling $198.0 million on the classified loan list versus 96 credit relationships with principal balances totaling $184.0 million on the classified loan list as of December 31, 2025. As of June 30, 2026, the Company had $135.3 million of assets classified as Special Mention, $62.7 million classified as Substandard, $43,000 classified as Doubtful and $0 classified as Loss as compared to $134.0 million, $50.0 million, $74,000 and $0, respectively, at December 31, 2025. The amounts by grade in "Note 4 - Allowance for Credit Losses and Credit Quality" are reported at amortized cost and include deferred fees and costs. Watch list loans as a percentage of total loans were 3.55% as of June 30, 2026, up 13 basis points from 3.42% at December 31, 2025.
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
The allowance for credit losses increased $1.6 million, or 2.3%, from $69.0 million at December 31, 2025 to $70.6 million at June 30, 2026. The increase was primarily driven provision for credit losses of $3.7 million and offset by net charge offs of $2.1 million. Net charge offs for the six months ended June 30, 2026 were primarily driven by a $2.0 million charge off to one commercial credit during the first quarter of 2026. As the bulk of the Company’s lending activity is concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits, management has historically considered growth and portfolio composition when determining credit loss allocations.
Sources of Funds
The Company's sources of funds include a diversified deposit base gathered throughout the Company's footprint and includes a growing mix of commercial, retail and public funds deposit accounts. While the traditional base of core deposits represents the primary source of funding for the Company, the Company has access to a robust array of other liquidity sources, including secured borrowings available from the Federal Home Loan Bank and the Federal Reserve Bank Discount Window. In addition, the Company has access to unsecured borrowing capacity through long established relationships within the brokered deposit markets, Federal Funds lines from correspondent bank partners and Insured Cash Sweep (ICS) one-way buy funds available from the Intrafi network. As of June 30, 2026, the Company had access to $3.380 billion in unused liquidity available from these aggregate sources as compared to $3.526 billion at December 31, 2025.

The average daily deposits and borrowings together with average rates paid on those deposits and borrowings for the six months ended June 30, 2026 and 2025 are summarized in the following table:

	Six months ended June 30,
	2026		2025
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest bearing demand deposits	$1,231,111	0.00%	$1,251,161	0.00%
Savings and transaction accounts:
Savings deposits	287,581	0.06	284,922	0.06
Interest bearing demand deposits	3,777,528	2.90	3,627,952	3.31
Time deposits:
Deposits of $100,000 or more	686,760	3.61	611,351	4.07
Other time deposits	201,837	3.12	210,841	3.42
Total deposits	$6,184,817	2.28%	$5,986,227	2.55%
FHLB advances and other borrowings	115,681	3.92%	67,109	4.57%
Total funding sources	$6,300,498	2.31%	$6,053,336	2.57%
Average total deposits were $6.185 billion for the six months ended June 30, 2026, an increase of $198.6 million, or 3.3%, from the comparable period in 2025. Average total borrowings were $115.7 million for the six months ended June 30, 2026, an increase of $48.6 million, or 72.4%, from the comparable period in 2025. Total average deposit costs decreased 27 basis points from 2.55% for the six months ended June 30, 2025, to 2.28% for the six months ended June 30, 2026. Total average borrowing costs decreased 65 basis points from 4.57% for the six months ended June 30, 2025 to 3.92% for the six months ended June 30, 2026. As a result, the total cost of funding sources decreased by 26 basis points from 2.57% for the six months ended June 30, 2025, to 2.31% for the six months ended June 30, 2026. The decrease in the cost of funding sources between the two periods was attributable to easing of monetary policy by the Federal Reserve Bank which allowed deposit costs to reprice to lower levels and reduced average rates for borrowings.
Deposits and Borrowings
As of June 30, 2026, total deposits increased by $356.2 million, or 6.0%, from December 31, 2025. Core deposits, which excludes brokered deposits, increased by $107.6 million, or 1.8%, to $6.030 billion as of June 30, 2026 from $5.923 billion as of December 31, 2025. Total brokered deposits were $299.2 million at June 30, 2026, compared to $50.6 million at December 31, 2025, an increase of $248.6 million, or 491.5%.
The following table summarizes deposit composition at June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	Percentage of Total	December 31, 2025	Percentage of Total	Current Period Change
Retail	$1,769,029	28.0%	$1,763,452	29.5%	$5,577
Commercial	2,113,784	33.4	2,179,999	36.5	(66,215)
Public funds	2,147,600	33.9	1,979,327	33.2	168,273
Core deposits	$6,030,413	95.3%	$5,922,778	99.2%	$107,635
Brokered deposits	299,155	4.7	50,572	0.8	248,583
Total deposits	$6,329,568	100.0%	$5,973,350	100.0%	$356,218
On June 30, 2026, commercial deposits represented 33.4% of total deposits versus 36.5% at December 31, 2025. Retail deposits represented 28.0% at June 30, 2026 versus 29.5% at December 31, 2025. Public Funds deposits represented 33.9% at June 30, 2026 versus 33.2% at December 31, 2025. Brokered deposits represented 4.7% of total deposits at June 30, 2026 versus 0.8% at December 31, 2025. Public funds deposits expanded $168.3 million, or 8.5%, from $1.979 billion at December 31, 2025 to $2.148 billion at June 30, 2026, due to seasonal fluctuations in public funds balances; and retail deposits expanded $5.6 million, or 0.3%, from $1.763 billion at December 31, 2025 to $1.769 billion at June 30, 2026; and commercial deposits contracted $66.2 million, or 3.0%, from $2.180 billion at December 31, 2025 to $2.114 billion at June 30, 2026.
Deposits not covered by FDIC deposit insurance were 57.7% as of June 30, 2026, versus 59.1% at December 31, 2025. Deposits not covered by FDIC deposit insurance or the Indiana Public Deposit Insurance Fund, which insures public fund deposits in Indiana, were 24.2% of total deposits as of June 30, 2026, versus 26.0% as of December 31, 2025. As of June 30, 2026 and December 31, 2025, 97.9% and 98.2% of deposit accounts had deposit balances less than $250,000, respectively.
Capital
As of June 30, 2026, total equity was $773.4 million, an increase of $10.9 million, or 1.4%, from $762.5 million at December 31, 2025. Driving the increase in total equity was an increase in retained earnings of $28.7 million, or 3.6%, primarily as a result of net income of $54.9 million less dividends declared and paid of $26.3 million. Accumulated other comprehensive income (loss) improved by $2.7 million and contributed further to the increase in total equity. Offsetting these items was an increase in treasury stock, which increased by $23.5 million, or 65.7%, driven by the Company's utilization of its share repurchase program. The combined effect of the repurchase activity under the share repurchase program and dividends paid during the first six months of 2026 represented a total return of capital to Company shareholders of $49.8 million.
The impact on equity for other comprehensive income (loss) is not included in regulatory capital. The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. As of June 30, 2026, the Company's capital levels remained characterized as “well-capitalized”.
The actual capital amounts and ratios of the Company and the Bank as of June 30, 2026 and December 31, 2025, are presented in the table below. Capital ratios for June 30, 2026 are preliminary until the Call Report and FR Y-9C are filed.

	Actual		Minimum Required For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026:
Total Capital (to Risk Weighted Assets)
Consolidated	$963,465	15.61%	$493,679	8.00%	$647,953	N/A	N/A	N/A
Bank	$941,512	15.27%	$493,113	8.00%	$647,211	10.50%	$616,392	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$892,778	14.47%	$370,259	6.00%	$524,534	N/A	N/A	N/A
Bank	$870,825	14.13%	$369,835	6.00%	$523,933	8.50%	$493,113	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$892,778	14.47%	$277,694	4.50%	$431,969	N/A	N/A	N/A
Bank	$870,825	14.13%	$277,376	4.50%	$431,474	7.00%	$400,655	6.50%
Tier I Capital (to Average Assets)
Consolidated	$892,778	12.17%	$293,340	4.00%	$293,340	N/A	N/A	N/A
Bank	$870,825	11.89%	$293,024	4.00%	$293,024	4.00%	$366,281	5.00%

As of December 31, 2025:
Total Capital (to Risk Weighted Assets)
Consolidated	$953,653	15.92%	$479,188	8.00%	$628,934	N/A	N/A	N/A
Bank	$960,393	16.05%	$478,735	8.00%	$628,339	10.50%	$598,419	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$884,569	14.77%	$359,391	6.00%	$509,137	N/A	N/A	N/A
Bank	$891,310	14.89%	$359,051	6.00%	$508,656	8.50%	$478,735	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$884,569	14.77%	$269,543	4.50%	$419,289	N/A	N/A	N/A
Bank	$891,310	14.89%	$269,288	4.50%	$418,893	7.00%	$388,972	6.50%
Tier I Capital (to Average Assets)
Consolidated	$884,569	12.39%	$285,531	4.00%	$285,531	N/A	N/A	N/A
Bank	$891,310	12.50%	$285,290	4.00%	$285,290	4.00%	$356,612	5.00%

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have a material amount of derivative financial instruments on a net basis and does not maintain a trading portfolio. The use of financial derivatives is limited to the back-to-back swap program for borrowers. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2026. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but do not necessarily indicate the effect on future net interest income. The Company, through the Bank's Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model. The current balance sheet structure is considered to be within acceptable risk levels.
Interest rate scenarios for the base, falling 300 basis points, falling 200 basis points, falling 100 basis points, falling 50 basis points, falling 25 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, rising 200 basis points and rising 300 basis points are listed below based upon the Company’s rate sensitive assets and liabilities at June 30, 2026. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.
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

(dollars in thousands)	Base	Falling (300 Basis Points)	Falling (200 Basis Points)	Falling (100 Basis Points)	Falling (50 Basis Points)	Falling (25 Basis Points)	Rising (25 Basis Points)	Rising (50 Basis Points)	Rising (100 Basis Points)	Rising (200 Basis Points)	Rising (300 Basis Points)
Net interest income	$244,354	$235,686	$239,589	$242,749	$243,855	$244,278	$244,579	$244,738	$244,946	$245,106	$245,123
Variance from Base		$(8,668)	$(4,765)	$(1,605)	$(499)	$(76)	$225	$384	$592	$752	$769
Percent of change from Base		(3.55)%	(1.95)%	(0.66)%	(0.20)%	(0.03)%	0.09%	0.16%	0.24%	0.31%	0.31%
ITEM 4 – CONTROLS AND PROCEDURES
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2026, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
On April 8, 2025, and as amended on March 5, 2026, the Company's board of directors reauthorized and extended a share repurchase program through April 30, 2027, under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, shares of the Company's common stock with an aggregate purchase price of up to $60.0 million. Repurchases may be made in the open market, through block trades or otherwise, and in privately negotiated transactions. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. During the second quarter of 2026, a total of 70,873 shares were repurchased at a weighted average purchase price of $58.20 for an aggregate purchase price of $4.1 million. Under the current program, a total of 745,616 shares have been repurchased at a weighted average purchase price per share of $57.58 as of June 30, 2026.
The following table provides information as of June 30, 2026 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1 - 30	17,577	$58.27	17,577	$20,171,549
May 1 - 31	41,317	58.10	39,902	17,858,688
June 1 - 30	13,394	58.80	13,394	17,071,109
Total	72,288	$58.27	70,873	$17,071,109

(a)A total of 1,415 of the shares purchased during May were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. The shares were purchased at a weighted average price per share of $61.92. These shares are held in treasury stock of the Company and were purchased in the ordinary course of business and consistent with past practice.
(b)The maximum dollar value of remaining aggregate repurchase authority under the current program is $17.1 million. Total repurchases under the current program are $42.9 million.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
N/A

Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2026 and June 30, 2025; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and June 30, 2025; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and June 30, 2025; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and June 30, 2025; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 5, 2026	/s/ David M. Findlay
David M. Findlay – Chairman and Chief Executive Officer

Date: August 5, 2026	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 5, 2026	/s/ Brok A. Lahrman
Brok A. Lahrman – Senior Vice President and Chief Accounting Officer
(principal accounting officer)